Form 10QSB
period 2008-03-31
Sino-Global Shipping America, Ltd.
filed 2008-05-12
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of small business issuer as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-3588546 (I.R.S. employer identification number)

36-09 Main Street
Suite 9C-2
Flushing, NY 11354
(Address of principal executive offices and zip code)

(718) 888-1814
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☑ No ☐        (2) Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has issued 1,800,000 shares of common stock and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and accurately provide shipping agency services;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China;
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
•
the effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s shipping agency services, operations and financial performance;

•	the acceptance in the marketplace of the Company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	hurricanes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s customer’s products; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2008

(UNAUDITED)

	Note
		$
Assets
Current assets
Cash and cash equivalents		625,257
Advances to suppliers	3	141,476
Accounts receivable		761,749
Other receivables	6	656,422
Prepaid expenses and other current assets		61,760
Total current assets		2,246,664

Cash-Escrow	4	1,250,000
Property and equipment, net	5	643,739
Total Assets		4,140,403

Liabilities and Shareholders’ Equity
Current liabilities
Advances from customers	3	638,377
Accounts payable		929,816
Accrued expenses		61,128
Income tax payable		1,675
Other current liabilities	6	206,882
Total Liabilities		1,837,878

Non-Controlling interest	9	385,697
Mandatorily redeemable stock	8	1,250,000
Commitments and contingency	7	-

Shareholders’ equity
Capital stock	8	1,625
Retained earnings		665,203
		666,828

Total Liabilities and Shareholders’ Equity		4,140,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the nine months ended March 31,		For the three months ended March 31,
	Note	2008	2007	2008	2007
		$	$	$	$

Revenues		11,175,961	6,925,234	3,031,772	1,880,502

Costs and expenses
Costs of services		(9,192,061)	(5,205,705)	(2,657,890)	(1,485,815)

General and administrative expense		(1,536,585)	(840,548)	(628,074)	(285,880)
Selling expense		(139,544)	(78,450)	(45,302)	(3,722)
Other operating (costs) income		17,192	(468)	17,714	32,655
		(10,850,998)	(6,125,171)	(3,313,552)	(1,742,762)

Operating Income (loss)		324,963	800,063	(281,780)	137,740

Other income (expense), net		122,450	(86,664)	79,876	(85,905)
		122,450	(86,664)	79,876	(85,905)

Net income (loss) before taxes		447,413	713,399	(201,904)	51,835

Income taxes	10	(50,647)	(172,791)	(19,906)	(109,657)

Net income (loss) from continuing operations before non-controlling interest in income		396,766	540,608	(221,810)	(57,822)

Non-controlling interest in income (loss)		135,141	46,403	75,104	(8,997)

Net income (loss)		261,625	494,205	(296,914)	(48,825)

Earnings per share
-Basic		0.15	0.27	(0.16)	(0.03)
-Diluted		0.15	0.27	(0.16)	(0.03)
Shares used in computation
-Basic		1,800,000	1,800,000	1,800,000	1,800,000
-Diluted		1,800,000	1,800,000	1,800,000	1,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2008	2007
	$	$

Operating Activities

Net income	261,625	494,205
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	120,907	60,442
Non-controlling interest in income	135,141	46,403
Changes in assets and liabilities
Decrease in advances to suppliers	445,165	83,434
Increase in accounts receivable	(21,806)	(311,859)
Decrease (increase) in other receivables	(486,452)	62,132
Increase in prepaid expense and other current assets	(48,784)	(6,074)
Increase (decrease) in advances from customers	(78,630)	370,858
Increase in accounts payable	68,254	71,088
Increase in accrued expenses	1,638	12,339
Increase (decrease) in income taxes payable	(10,312)	129,776
Increase (decrease) in other current liabilities	113,971	(358,356)
Net cash provided by operating activities	500,717	654,388

Investing Activities
Capital expenditures	(297,428)	(314,296)
Due from related party	1,249,722	(568,596)
Cash escrow	(1,250,000)	-
Net cash provided used in investing activities	(297,706)	(882,892)

Financing Activities
Loans payable, bank	(45,791)	-
Capital contribution of non-controlling interest	-	226,928
Net cash provided by (used in) financing activities	(45,791)	226,928

Effect of exchange rate change in cash	(58,054)	18,883

Net increase in cash and cash equivalents	99,166	17,307

Cash and cash equivalents at beginning of period	526,091	356,026

Cash and cash equivalents at end of period	625,257	373,333

Supplemental cash flows disclosures
Interest paid	739	13,574
Income taxes paid	79,124	39,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Retained earnings	Total
	$	$	$

Balance as of July 1, 2006	1,880	612,807	614,687
Net income	-	494,205	494,205
Balance as of March 31, 2007	1,880	1,107,012	1,108,892

Balance as of July 1, 2007	1,880	1,653,323	1,655,203
Mandatorily redeemable stock accrual	(255)	(1,249,745)	(1,250,000)
Net income	-	261,625	261,625
Balance as of March 31, 2008	1,625	665,203	666,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND INFORMATION OF ORGANIZATION AND BUSINESS

Sino-Global Shipping America, Ltd. (the “Company”), previously known as Sino-Global-Shipping (America) Ltd., was incorporated under section 402 of the Business Corporation Laws of the United States of America in New York on February 2, 2001.

On September 18, 2007, the Company amended the Articles of Incorporation and Bylaws to merge into a new Corporation, Sino-Global Shipping America, Ltd. in Virginia.

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing and has branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang. Sino-China holds four local shipping service licenses in China to serve as a local shipping agent in Ningbo, Qingdao, Tianjin, and Fangchenggang. Sino-China has applied for a local shipping agent license in Qinhuangdao. The Company provides general shipping agency services in 76 ports in China.

For the purpose of providing better and more convenient services, the Company formed a wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing on November 13, 2007. Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, Trans Pacific will operate with Sino-China through a variety of contractual agreements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China.

Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. On November 14, 2007, the Company entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s new wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

The accounts of Sino-China are consolidated in the accompanying condensed financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income from continuing operations before non-controlling interest in income includes all of Sino-China’s net income. The Company’s non-controlling interest in its income is then subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

Mr. Cao Lei owns more than 70% of both Sino-China and the Company (before completion of the offering) and was able to cause the Company and Sino-China to enter into the 2007 agreements at any point in time. Accordingly, the Company has consolidated Sino-China’s income because the entities are under common control in accordance with SFAS 141, “Business Combinations”. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income as discussed above as though the 2007 agreements were in effect from the inception of Sino-China, and only the 10% of Sino-China’s net income not paid to the Company represents the non-controlling interest in Sino-China’s income.

(b) Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company decided not to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option For Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as accounts payable, customer receivables, advances to suppliers, other receivables, advances from customers and other current liabilities are reported at their carrying values.

(c) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, the Company’s actual results could differ from those estimates. Some of the Company’s accounting policies require a higher degree of judgment than others in their application.

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

(e) Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $100,000 at each bank.

(f) Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. Management has determined that there were no impairments at the balance sheet date.

(g) Revenue recognition

The Company charges shipping agency fees in two ways: (1) fixed fees that are predetermined with the customer, and (2) cost-plus fees that are calculated based on the actual costs incurred plus a markup. The Company generally requires payments in advance from customers and bill them on the balances within 30 days after the transactions are completed. Revenues are recognized from shipping agency services upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

Some contracts contain a provision stating that revenues are recognized for actual expenses incurred plus a profit margin. When the services are completed but the information on the actual expenses is not available at the end of the fiscal period, the Company estimates revenues and expenses based on the Company’s previous experience with similar vessels and port charges.

In accordance with EITF 99-19, the Company reports its revenue on the gross amounts billed to customers based on several criteria: (1) the Company assumes all credit risk for the amounts billed to customers, (2) the Company has multiple suppliers for services ordered by customers and discretion to select the supplier that provides the services, and (3) the Company determines the nature, type or specifications of the services ordered by customers and the Company is responsible for fulfilling these services.

(h) Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Management has determined that an allowance was not required at the balance sheet date. Accounts are written off after exhaustive efforts at collection.

(i) Taxation

Because the Company and Sino-China are incorporated in different jurisdictions, the Company files separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

PRC Enterprise Income Tax

PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and profits are generally subject to an enterprise income tax rate of 33%. Sino-China’s income tax is accrued at the end of every quarter based on taxes payable for the current period and paid in the following month.

PRC Business Tax and Surcharges

Revenues from services provided by Sino-China and its branches are subject to the PRC business tax of 5% and some surcharges. Business tax and surcharges are paid on gross revenues generated from the Company’s shipping services.

In addition, under the PRC regulations, Sino-China is required to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

Sino-China has complied with EITF 06-3 and reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the condensed consolidated statements of operations.

New Corporate Income Tax Law

The 5th Session of the 10th National People’s Congress amended the PRC Corporate Income Tax Law that became effective on January 1, 2008. The newly amended Corporate Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%, which reduces the Company’s income tax rate from 33% to 25% in 2008. In addition, according to the amended detailed implementation and administrative rules, the new PRC Corporate Income Tax Law will broaden the tax restrictions in terms of categories and extents for domestic companies.

(j) Leases

Leases have been classified as operating leases. Capital leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

(k) Earnings per share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Earnings per share data has been retroactively adjusted for all periods presented to reflect the recapitalization of the Company further discussed in Note 8.

(l) Recent Accounting Pronouncements

In April 2008, the FASB posted FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other US GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential impact, if any, of the adoption of FSP FAS 142-3 on its condensed consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-01 on its condensed consolidated financial statements.

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The Company adopted EITF 06-11 effective January 1. 2008, and it did not have any impact on the Company’s condensed consolidated financial statements.

(m) Stock-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”). SFAS No.123(R) supersedes SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 25,”Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company’s Board of Directors and shareholders have approved the creation of a stock option plan to be implemented after the Company has completed its public offering. This plan will authorize the issuance of up to 10% of the number of shares outstanding after the Company has completed its public offering. Pursuant to the anticipated plan, the Company may issue options to purchase its common stock to employees and directors of the Company and its affiliates. The Company will fair value share-based awards to be granted under the new plan. Accordingly, compensation will be measured on the grant date using appropriate valuation models.

3. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

4. DUE FROM RELATED PARTY AND CASH-ESCROW

On December 31, 2007, Mr. Cao repaid $1,251,122 to the Company, primarily with funds generated by him selling an aggregate of 217,960 shares of his common stock in the Company to two third-party investors for $1,250,000 (the “Private Sale”). In connection with the Private Sale, the investors were granted a right to sell the acquired shares of common stock to the Company in the event that such shares are not registered in accordance with federal and applicable state securities laws within 12 months of the Private Sale. During the term of this put right, the Company agreed to place $1,250,000 in an escrow account. To the extent that the Company completes the registration of the shares within 12 months of the Private Sale, the escrow agent will release the funds to the Company’s account upon closing of the initial public offering of the Company’s common stock. In the event that the Company does not register the shares within such time period, the escrow agent will pay the funds to the investors in order to cause the Company to purchase the shares of common stock held by the investors for an aggregate payment of $1,250,000.

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 are as follows:

$
Land and building	70,828
Motor vehicles	651,842
Computer equipment	72,600
Office equipment	26,816
Furniture & Fixtures	17,776
System	17,221
Leasehold improvement	63,428

Total	920,511

Less : Accumulated depreciation and amortization	276,772

Property and equipment, net	643,739

6. OTHER RECEIVABLES/OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred.

7. COMMITMENTS AND CONTINGENCY

Leases

The Company leases certain office premises under non-cancelable leases. In December 2007, the Company leased additional office premises under two non-cancelable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, the Company leased additional office space which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the nine months ended March 31, 2008 and March 31, 2007 were $196,180 and $93,920, respectively.

Future minimum lease payments under non-cancelable operating leases agreements were as follows:

Amount
$
Period ending March 31,

2008	389,000
2009	290,000
2010	13,000
Thereafter	-
692,000

Severance Pay

According to the “LABOUR CONTRACT LAW OF THE PEOPLE’S REPUBLIC OF CHINA”, which was adopted at the 28th Session of the Standing Committee of the 10th National People’s Congress on June 29, 2007 and effective as of January 1, 2008, that requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2008, the Company has estimated its severance payments of approximately $81,000, which has not been reflected in its condensed consolidated financial statements because the Company has no intention to terminate any employees in the near future.

8. CAPITAL STOCK

The predecessor of the Company which was incorporated in New York State had 200 shares of common stock issued and outstanding, without par value. Upon the merger into a Virginia shell corporation on September 18, 2007, each share of common stock in the predecessor company was exchanged for 9,000 shares of common stock in the Company. The New York State company ceased to exist after the merger. As of December 31, 2007, the authorized capital stock of the Company consists of 10,000,000 shares of common stock, no par value, 1,800,000 of which are issued and outstanding, and 1,000,000 shares of preferred stock, without par value, none of which are issued and outstanding.

The Company may be obligated to purchase certain of these issued and outstanding shares of common stock on the terms and under the conditions further discussed in Note 4. Accordingly, the common stock of the Company that has been transferred to investors with put rights at December 31, 2007, is classified outside of permanent equity. Mandatorily redeemable stock is reported at its redemption value of $1,250,000 in the accompanying condensed consolidated balance sheet.

Common stock issued and outstanding at March 31, 2008 (after recapitalization) was as follows:

Cao Lei	1,357,382
Chi Tai Shen	72,000
Zhu Ming	72,000
Zhang Mingwei	54,000
Mark A. Harris and Roslyn O. Harris	122,309
Richard E. Watkins and Sharon J. Watkins	122,309
1,800,000

The Company anticipates closing its initial public offering in the near future. Such a closing results in a change of the number of shares of common stock owned by Mr. Cao and the investors with put rights, as the terms of the purchase agreements between Mr. Cao and such investors contemplate an adjustment in the number of shares sold, depending on the valuation of the common stock and the date on which the initial public offering is completed. Assuming the closing of the initial public offering on or before June 30, 2008, the ownership of stock in the Company at closing, immediately prior to giving effect to the sale of shares in the initial public offering, would be as follows:

Pro forma effect of closing of initial public offering on ownership of common stock
Cao Lei	1,384,040
Chi Tai Shen	72,000
Zhu Ming	72,000
Zhang Mingwei	54,000
Mark A. Harris and Roslyn O. Harris	108,980
Richard E. Watkins and Sharon J. Watkins	108,980
1,800,000

9. NON-CONTROLLING INTEREST

Non-controlling interest at March 31, 2008 consists of the following:

$

Paid-in capital	357,444
Accumulated other comprehensive loss	(12,934)
Retained earnings	38,370
Other adjustments	2,817
385,697

10. INCOME TAXES

The income tax provisions for the three and nine months ended March 31, 2008 and March 31, 2007 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
	$	$	$	$

Current
USA	(3,304)	(130,535)	22,590	(95,380)
China	(47,343)	(42,256)	(42,496)	(14,277)
Deferred	-	-	-	-
	(50,647)	(172,791)	(19,906)	(109,657)

11. MAJOR CUSTOMER

For the nine-months ended March 31, 2008 and March 31, 2007, approximately 48% and 58% respectively, of the Company’s revenues were from one customer. The Company provides services to this customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009. Any termination of this agency services agreement would materially harm the Company’s operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

The Company is a shipping agency service provider for foreign ships coming to Chinese ports. The Company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, the Company amended its Articles of Incorporation and Bylaws to merge into a new corporation with the current name of Sino-Global Shipping America, Ltd., in Virginia.

The Company’s principal geographic market is in the PRC. As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, the Company operates its business in the PRC through Sino-China, a PRC limited liability company wholly owned by its founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with five branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang, Sino-China provides general shipping agency services in 76 ports in China and serves as a local shipping agent in each of these five port cities.  For the ports where it does not have a local license, Sino-China appoints a local agent for its local shipping agency service businesses.

On November 13, 2007, the Company formed a wholly foreign-owned enterprise, Trans Pacific, in Beijing. Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific and the Company has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China.

The Company has grown significantly in the last two years. The Company’s total revenues increased from approximately $8.92 million in 2006 to approximately $10.09 million in 2007 and to approximately $11.18 million for the nine months ended March 31, 2008. In 2006, 2007 and the nine months ended March 31, 2008, the Company recorded consolidated net income from continuing operations before non-controlling interest in income of approximately $0.56 million, $1.14 million and $0.40 million, respectively. As will be discussed later, the decrease in net income for the recent nine month period is mainly attributed to the increase in general and administrative expenses. The Company anticipates consummating its initial public offering (IPO) in the near future and will spend more money in preparation of business expansion.

Revenues

For the nine months and three months ended March 31, 2008, the Company’s total revenues amounted to approximately $11.18 million and $3.03 million, respectively. The Company’s total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. The Company deducts these amounts from its gross revenues to arrive at total revenues.

The Company charges shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. The Company generally requires payment in advance from customers and bill them the balances within 30 days after the transactions are completed.

The most significant factors that directly or indirectly affect the Company’s shipping agency service revenues are:

•	the number of ships the Company provides port loading/discharging services;

•	the size and types of ships the Company serves;

•	the rate of service fees the Company charges;

•	the number of ports at which the Company provide services; and

•	the number of customers the Company serves.

Historically, the Company’s services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. The Company believes that an increase in the number of ports served generally leads to an increase in the number of ships and customers. The Company expects that it will continue to earn a substantial share of its revenues from its shipping agency services. As a result, the Company plans to continue to focus most of its resources on expanding its business covering more ports in the PRC.

Operating Costs and Expenses

The Company’s operating costs and expenses consist of cost of services, general and administrative expenses, selling expenses and other expenses. The Company’s total operating costs and expenses increased as a percentage of total revenues for the nine months and three months ended March 31, 2008 mainly due to increases in cost of services because of the increased value of Chinese currency against US dollars. The general and administrative expenses also increased significantly during the nine months and three months ended March 31, 2008 in anticipation of consummating an IPO in the near future and the Company spent more money in preparation of business expansion. The following table sets forth the components of the Company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,				For the three months ended March 31,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	($000)	(%)	($000)	(%)	($000)	(%)	($000)	(%)
Revenues	11,176	100.00	6,925	100.00	3,032	100.00	1,881	100.00

Costs and expenses
Costs of services	9,192	82.25	5,206	75.18	2,658	87.66	1,486	79.00
General and administrative expenses	1,536	13.74	840	12.13	628	20.71	286	15.20
Selling expense	140	1.25	78	1.13	46	1.52	4	0.21
Other costs (income)	(17)	(0.15)	1	0.01	(18)	(0.59)	(33)	(1.75)
Total costs and expenses	10,851	97.09	6,125	88.45	3,314	109.30	1,743	92.66

Costs of Services. Costs of services represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. The Company typically pays the costs of services on behalf of its customers. The Company’s costs of services could also increase if the ports were to raise their charges.

General and Administrative Expenses. The Company’s general and administrative expenses primarily consist of salaries and benefits for the Company’s staff, both operating and administrative personnel, depreciation expenses, office renting expenses and expenses for legal, accounting, other professional services and so on. The Company expects to incur additional general and administrative expenses as it expands its operations and becomes a publicly listed company in the United States.

Selling Expenses. The Company’s selling expenses primarily consist of commissions and traveling expenses for its operating staff to the ports. The Company expects that its selling expenses will increase in absolute amount and may increase as a percentage of its total net revenues in the near term, due to the increase in the number of ships to be served and competition in service charges.

Taxation

Because the Company and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company is subject to income or capital gains tax in the US. Additionally, dividend payments made by the company are subject to withholding tax in the US.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China is registered as a PRC domestic company and governed by the Enterprise Income Tax Laws of the PRC. Its taxable incomes are subject to an enterprise income tax rate of 33%. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced the Company’s income tax rate from 33% to 25% in 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law has broadened the tax reductions in terms of categories and extents for the domestic companies. The Company expects the new income tax law will bring with it a positive impact on the Company’s net profits in 2008 and onwards.

PRC Business Tax

Revenues from services provided by Sino-China are subject to PRC business tax of 5% and additional surcharges of 0.5%. The Company pays business tax on gross revenues generated from shipping agency services minus the costs of services, which are paid on behalf of the Company’s customers.

Critical Accounting Policies

The Company prepares condensed consolidated financial statements in accordance with US GAAP. These accounting principles require the Company to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal and interim period, and the reported amounts of revenues and expenses during each fiscal and interim period. The Company continually evaluates these judgments and estimates based on its own historical experience, knowledge and assessment of current business and other conditions, expectations regarding the future based on available information and assumptions that the Company believes to be reasonable.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing the Company’s financial statements. The Company believes the following accounting policies involve the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

Revenue comprises the value of charges for the services in the ordinary course of the Company’s activities net of disbursements made on behalf of customers. Revenues are recognized from shipping agency services upon completion of services, which generally coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

Some contracts contain a provision stating that revenues are recognized for actual expenses incurred plus a profit margin. When the services are completed but the information on the actual expenses is not available at the end of the period, the Company estimates revenues and expenses based on its previous experience with similar vessels and port charges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounts Receivable.”

Consolidation of Variable Interest Entities

Sino-China is considered a VIE, and the Company is the primary beneficiary. On November 14, 2007, the Company entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s new wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

The accounts of Sino-China are consolidated in the accompanying condensed financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income from continuing operations before non-controlling interest in income includes all of Sino-China’s net income. The Company’s non-controlling interest in its income is then subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

Mr. Cao Lei owns more than 70% of both Sino-China and the Company (before completion of the offering) and was able to cause the Company and Sino-China to enter into the 2007 agreements at any point in time. Accordingly, the Company has consolidated Sino-China’s income because the entities are under common control in accordance with SFAS 141, “Business Combinations”. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income as discussed above as though the 2007 agreements were in effect from the inception of Sino-China, and only the 10% of Sino-China’s net income not paid to the Company represents the non-controlling interest in Sino-China’s income.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the condensed consolidated statement of operations within “General and administrative expenses”. The Company has determined that an allowance was not required at the balance sheet date.

Property and Equipment

The Company states property and equipment at historical cost less accumulated depreciation and amortization. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the property and equipment, as follows:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years

The Company calculates gains and losses on disposals by comparing proceeds with the carrying amounts of the related property and equipment, and includes these gains and losses in the condensed consolidated statements of operations. The Company considers the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. The Company has determined that there were no impairments as of March 31, 2008.

Translation of Foreign currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars while Sino-China reports its financial position and results of operations in Renminbi. The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China in accordance with Statement SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

Earnings per share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares are included in the computation of diluted earnings per ordinary share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Earnings per share data has been retroactively adjusted for all periods presented to reflect the recapitalization of the Company, as further discussed in Note 8.

Results of Operations

The following table sets forth a summary of the Company’s consolidated results of operations for the periods indicated. The Company’s business has evolved rapidly since it commenced operations in 2001. The Company’s limited operating history makes it difficult to predict future operating results. The Company believes that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	For the nine months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	11,175,961	6,925,234	3,031,772	1,880,502

Costs and expenses
Costs of services	(9,192,061)	(5,205,705)	(2,657,890)	(1,485,815)

General and administrative expense	(1,536,585)	(840,548)	(628,074)	(285,880)
Selling expense	(139,544)	(78,450)	(45,302)	(3,722)
Other operating (costs) income	17,192	(468)	17,714	32,655
	(10,850,998)	(6,125,171)	(3,313,552)	(1,742,762)

Operating Income (loss)	324,963	800,063	(281,780)	137,740

Other income (expense), net	122,450	(86,664)	79,876	(85,905)
	122,450	(86,664)	79,876	(85,905)

Net income (loss) before taxes	447,413	713,399	(201,904)	51,835

Income taxes	(50,647)	(172,791)	(19,906)	(109,657)

Net income (loss) from continuing operations before non-controlling interest in income	396,766	540,608	(221,810)	(57,822)

Non-controlling interest in income (loss)	135,141	46,403	75,104	(8,997)

Net income (loss)	261,625	494,205	(296,914)	(48,825)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. The Company’s total revenues increased by 61.22% from approximately $1.88 million in the three months ended March 31, 2007 to approximately $3.03 million in the comparable three months in 2008. This increase was primarily due to a substantial increase in the number of ships the Company served. The number of ships that generated revenues for the Company increased from 36 in the three months ended March 31, 2007, to 52 in the three months ended March 31, 2008, representing an increase of 44.44%. The growth of revenues was higher than the increase in the number of ships served and the average charge rate increased from $52,236 in the three months ended March 31, 2007 to $58,303 in the comparable three months in 2008.

Total Operating Costs and Expenses. The Company’s total operating costs and expenses increased by 90.23% from approximately $1.74 million in the three months ended March 31, 2007 to approximately $3.31 million in the three months ended March 31, 2008. This was primarily due to increases in the Company’s costs of services and general and administrative expenses.

•
Cost of Services. The Company’s cost of revenues increased by 78.52% from approximately $1.49 million in the three months ended March 31, 2007 to approximately $2.66 million in the three months ended March 31, 2008. Costs of services increased faster than revenues, resulting in the 8.66% decrease in gross margin from 20.99% down to 12.33% for the three months comparative periods ended March 31, 2007 and 2008, respectively. This is largely due to the revaluation of Chinese currency against the US dollar. The average foreign exchange rate increased by approximately 7.85%, from RMB7.7715 to $1.00 for the three months ended March 31, 2007 to RMB7.1618 to $1.00 for the three months ended March 31, 2008. In addition, the Company served some ships arriving at the Chinese ports in the Chinese Spring Festival in 2008, and the loading work during the public holidays also increased the overtime port charges.

•
General and Administrative Expenses. The Company’s general and administrative expenses increased by approximately $0.34 million (119.70%) from approximately $0.29 million in the three months ended March 31, 2007 to approximately $0.63 million in the comparable three months in 2008. The Company anticipates closing the IPO soon and would like to prepare for business expansion after receiving IPO funds. During the three months ended March 31, 2008, the Company moved into a larger office space in Beijing and set up a new office in New York. Accordingly, the office rental, allocated decoration and operating expenses increased by approximately $0.15 million. The newly established wholly owned subsidiary, Trans Pacific, in China began operation in February 2008 and its set up costs and operating expenses added approximately $0.05 million into the general and administrative expenses. The Company also recruited some new key staff in accounting, management and operation, increasing salaries and associated expenses of approximately $0.05 million. In accordance with the increase of revenues, business travel and promotion expenses also increased by approximately $0.08 million. Except for the items listed above, no other general and administrative expenses increased significantly in the three months ended March 31, 2008.

•
Selling Expenses. The Company’s selling expenses increased from $3,722 in the three months ended March 31, 2007 to $45,302 in the three months ended March 31, 2008, due to the increase of commission and travel expenses and decrease in gross margin.

Operating Profit. As a result of the foregoing, the Company had an operating loss of approximately $0.28 million in the three months ended March 31, 2008, compared to an operating profit of approximately $0.14 million in the three months ended March 31, 2007. The operating losses resulted largely from the increase in the general and administrative expenses and decrease in gross margin.

Taxation. The Company’s income tax expenses were approximately $0.02 million in the three months ended March 31, 2008, compared to approximately $0.11 million in the three months ended March 31, 2007. The decrease in income tax for the three months ended March 31, 2008 was primarily due to operating losses.

Net Income. As a result of the foregoing, the Company had a net loss from continuing operations before non-controlling interest in income of approximately $0.22 million in the three months ended March 31, 2008, compared to a net loss from continuing operations before non-controlling interest in income of approximately $0.06 million in the three months ended March 31, 2007. After deduction of non-controlling interest in income (loss), net losses were approximately $0.30 million and $0.05 million in the three months ended March 31, 2008 and 2007, respectively.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Revenues. The Company’s total revenues increased by 61.38% from approximately $6.93 million in the nine months ended March 31, 2007 to approximately $11.18 million in the comparable nine months in 2008. This increase was primarily due to a substantial increase in the number of ships the Company served. The number of ships that generated revenues for the Company increased from 114 for the nine months ended March 31, 2007 to 175 for the nine months ended March 31, 2008, representing an increase of 53.51%. The growth of revenues was higher than the increase in the number of ships served and the average charge rate increased from $60,748 in the nine months ended March 31, 2007 to $63,863 in the comparable nine months in 2008.

Total Operating Costs and Expenses. The Company’s total operating costs and expenses increased by 77.15% from approximately $6.13 million in the nine months ended March 31, 2007 to approximately $10.85 million in the nine months ended March 31, 2008. This increase was primarily due to increases in costs of services and general and administrative expenses.

•
Cost of Services. The Company’s cost of revenues increased by 76.58% from approximately $5.21 million in the nine months ended March 31, 2007 to approximately $9.19 million in the nine months ended March 31, 2008. Costs of services increased faster than revenues, resulting in the 7.08% decrease in gross margin from 24.83% down to 17.75% for the nine months comparative periods in 2007 and 2008, respectively. This is largely due to the faster increase in the value of Chinese currency against the US dollar. The average foreign exchange rate increased by approximately 7.00%, from RMB7.8649 to $1.00 for the nine months ended March 31, 2007 to RMB7.3143 to $1.00 for the nine months ended March 31, 2008.

•
General and Administrative Expenses. The Company’s general and administrative expenses increased by approximately $0.70 million (82.81%) from approximately $0.84 million in the nine months ended March 31, 2007 to approximately $1.54 million in the comparable nine months in 2008. This increase was primarily due to writing down of bad debts of approximately $0.07 million, increase in office rental, allocated decoration and operating expenses of approximately $0.19 million of which approximately $0.15 million was in the recent three months, the increase in set up expenses of approximately $0.07 million for newly established wholly-owned subsidiary in China of which approximately $0.05 million was in the recent three months, and increase of business travel and promotion expenses of approximately $0.21 million of which approximately $0.08 million was in the recent three months. Except for the items listed above, no other general and administrative expenses increased significantly in the nine months ended March 31, 2008.

•
Selling Expenses. The Company’s selling expenses increased from approximately $0.08 million in the nine months ended March 31, 2007 to approximately $0.14 million in the nine months ended March 31, 2008, due to the increase of commission and travel expenses.

Operating Profit. As a result of the foregoing, the Company generated an operating profit of approximately $0.32 million in the nine months ended March 31, 2008, compared to an operating profit of approximately $0.80 million in the nine months ended March 31, 2007. As explained above, the decrease in operating profits was largely attributed to the operating losses in the three months ended March 31, 2008.

Taxation. The Company’s income tax expenses were approximately $0.05 million in the nine months ended March 31, 2008, compared to approximately $0.17 million in the nine months ended March 31, 2007. The decrease in income tax for the nine months ended March 31, 2008 was primarily due to decrease in operating profits.

Net Income. As a result of the foregoing, the Company had a net income from continuing operations before non-controlling interest in income of approximately $0.40 million in the nine months ended March 31, 2008, compared to approximately $0.54 million in the nine months ended March 31, 2007. After deduction of non-controlling interest in income, net income was approximately $0.26 million and $0.49 million in the nine months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, the Company has financed its operations primarily through cash flows from operations. As of March 31, 2008, the Company had approximately $0.63 million in cash and cash equivalents, of which approximately $0.17 million was held by Sino-China. Cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	For the nine months ended March 31,
	2008	2007
	$	$
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	500,717	654,388
Net cash used in investing activities	(297,709)	(882,892)
Net cash provided by (used in) financing activities	(45,791)	226,928
Net increase in cash and cash equivalents	99,166	17,307
Cash and cash equivalents at beginning of period	526,091	356,026
Cash and cash equivalents at end of period	625,257	373,333

Operating Activities

The Company’s operating activities generated positive cash for the nine months in 2008 and 2007. The cash generated from operating activities for the nine months ended March 31, 2008 was approximately $0.15 million less than the same period ended in the preceding year primarily due to the decrease in net income of approximately $0.23 million for nine months ended March 31, 2008 compared to the same period in the preceding year.

Net increase in cash and cash equivalents of approximately $0.10 million for the nine months ended March 31, 2008 compared to approximately $0.02 million for the nine months ended March 2007 was primarily due to less advances made to a related party.

Net cash generated from operating activities decreased to approximately $0.50 million in the nine months ended March 31, 2008 from approximately $0.65 million in the nine months ended March 31, 2007. The decrease was primarily due to several factors, including (i) the net income of approximately $0.50 million in the nine months ended March 31, 2007 compared to a net income of approximately $0.26 million in the nine months ended March 31, 2008; and (ii) an increase in other receivable amounting to approximately $0.49 million, which was mainly prepaid IPO expenses such as audit fees and legal fees. The decrease in operating cash flow was partially offset by the increase in advances to suppliers of approximately $0.45 million.

As the Company presented in the above table, cash generated from operating activities was sufficient to meet the Company’s investing and financing activities for the nine months period. The Company expects its business will continue to grow and cash generated from operating activities will be sufficient to fund the Company’s investing and financing needs as the Company establishes more branches each year. The Company expects to use operating cash to fund major expenditures such as acquisitions of new property and equipment, payroll, employee benefits, travel, selling and rent expenses.

Investing Activities

Net cash used in investing activities decreased from approximately $0.88 million in nine months ended March 31, 2007 to approximately $0.30 million in nine months ended March 31, 2008 because Mr. Cao Lei repaid his director loan of $1.25 million with proceeds from a private sale of some of his shares.

Financing Activities

Net cash used in financing activities was approximately $0.05 million in the nine months ended March 31, 2008. This amount is used to pay back the bank loans associated with the credit provided by HSBC in New York.

The Company believes that current cash and cash equivalents, anticipated cash flow from operations and the proceeds from the near future offering will be sufficient to meet its anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company may decide to pursue. If existing cash is insufficient to meet the Company’s requirements, the Company may seek to sell additional equity securities or borrow from banks. The Company cannot assure you that financing will be available in the amounts the Company needs or on terms acceptable to it, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the Company’s shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict the Company’s operations and its ability to pay dividends to shareholders. If the Company is unable to obtain additional equity or debt financing as required, its business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

The Company leases certain office premises under non-cancelable leases. In December 2007, the Company leased additional office premises under two non-cancelable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, the Company leased additional office which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the nine months ended March 31, 2008 and March 31, 2007 were $196,180 and $93,920, respectively.

Future minimum lease payments under non-cancelable operating leases agreements are as follows:

Amount
$
For the period ended March 31,

2008	389,000
2009	290,000
2010	13,000
Thereafter
Total	692,000

Contingency

According to the “LABOUR CONTRACT LAW OF THE PEOPLE’S REPUBLIC OF CHINA,” which was adopted at the 28th Session of the Standing Committee of the 10th National People’s Congress on June 29, 2007 and effective as of January 1, 2008, that requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2008, the Company has estimated its severance payments of approximately $81,000, which has not been reflected in its condensed consolidated financial statements because the Company has no intention to terminate any employees in the near future.

Capital Expenditures

The Company made capital expenditures of approximately $0.30 million in the nine months ended March 31, 2008, mainly for the purchase of cars and computers for its business. The Company also incurred $0.06 million in decorating the new offices in Beijing and New York. The Company’s capital expenditures may increase in the near term as its business continues to grow and as the Company expands and improves its financial and accounting systems and infrastructure.

Company Structure

The Company conducts its operations primarily through its wholly-owned subsidiary, Trans Pacific, and variable interest entity, Sino-China. As a result, the Company’s ability to pay dividends and to finance any debt the Company may incur depends upon dividends paid by Trans Pacific and management fees paid by Sino-China. If Trans Pacific incurs debt on its own behalf in the future, the instruments governing its debt may restrict its ability to pay dividends to the Company. In addition, Trans Pacific is permitted to pay dividends to the Company only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly owned foreign enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital. Trans Pacific’s registered capital is $100,000. To the extent Trans Pacific does not generate sufficient after-tax profits to fund this statutory reserve, its ability to pay dividends to the Company may be limited. Although these statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, these reserve funds are not distributable as cash dividends except in the event of a solvent liquidation of the companies. Other than as described in the previous sentences, China’s State Administration of Foreign Exchange (“SAFE”) has approved the company structure between the Company and Trans Pacific, and Trans Pacific is permitted to pay dividends to the Company.

Off-Balance Sheet Commitments and Arrangements

The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as shareholders’ equity or that are not reflected in the Company’s consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to, or engages in leasing, hedging or research and development services with, the Company.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. The Company has not used any derivative financial instruments to manage its interest risk exposure. Interest-earning instruments carry a degree of interest rate risk. The Company has not been exposed nor does the Company anticipate being exposed to material risks due to changes in interest rates. However, the Company’s future interest income may be lower than expected due to changes in market interest rates.

Foreign Exchange Risk

The Company’s revenues and costs of services are denominated in both Renminbi and US dollars. Recently, there has been significant international pressure on the Chinese government to permit the free floatation of the Renminbi, resulting in an appreciation of the Renminbi against the US dollar increased from RMB7.6155 to $1.00, RMB7.3046 to $1.00 and RMB7.0190 to $1.00 on July 1, 2007, January 1, 2008, and March 31, 2008, respectively. The continuing increase of the exchange rate of the Renminbi against the US Dollar may have severe impact on the Company’s inter-company transactions and balances. The Company’s future gain or loss on foreign currency translation depend on the trend of Renminbi revaluation, the proportion of cash and cash equivalents depositing in Sino-China and the volume of inter-company transactions.

Recent Accounting Pronouncements

In April 2008, the FASB posted FSP FAS 142-3. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other US GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential impact, if any, of the adoption of FSP FAS 142-3 on its condensed consolidated financial statements.

In December 2007, the EITF met and ratified EITF 07-01, in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-01 on its condensed consolidated financial statements.

In June 2007, the FASB ratified the consensus on EITF 06-11. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The Company adopted EITF 06-11 effective January 1. 2008, and it did not have any impact on the Company’s condensed consolidated financial statements.

Item 3/3A(T). Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.*
3.2	Bylaws of Sino-Global Shipping America, Ltd.*
4.1	Specimen Certificate for Common Stock*
10.1	Put Agreement by and between the Registrant and Mark A. and Roslyn O. Harris.*
10.2	Escrow Agreement by and among the Registrant, Mark A. and Roslyn O. Harris and SunTrust Bank, N.A.*
10.3	Put Agreement by and between the Registrant and Richard E. and Sharon J. Watkins.*
10.4	Escrow Agreement by and among the Registrant, Richard E. and Sharon J. Watkins and SunTrust Bank, N.A.*
10.5	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.6	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.7	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.*
10.8	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.*
10.9	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.*
10.10	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.11	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.12	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*    Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 12, 2008	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)