Form 10KSB
period 2008-06-30
Sino-Global Shipping America, Ltd.
filed 2008-09-29
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(718) 888-1814
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:
None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year. $15,087,238.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Based on an average of the high ($4.93) and low ($4.36) prices per share of common stock on September 26, 2008, the aggregate market value of issued and outstanding common stock held by non-affiliates was $7,640,987.84.

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has issued 3,029,032 shares of common stock and no shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-KSB incorporates the registration statements filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) (the “Registration Statements”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”). The Registration Statements and IPO Prospectus are incorporated by reference into Parts I, II and III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-KSB

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

•	the acceptance in the marketplace of the Company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	hurricanes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s customer’s products; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.
•	the Company’s ability to attract, retain and motivate skilled personnel to serve the Company.

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

PART I

Item 1. Description of Business.
The section of the Registration Statements and IPO Prospectus entitled “Our Business” is incorporated herein by reference.

Item 2. Description of Property.
The section of the Registration Statements and IPO Prospectus entitled “Description of Property” is incorporated herein by reference.

Item 3. Legal Proceedings.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
(a) None.

(b) The section of the Registration Statements and IPO Prospectus entitled “Use of Proceeds” is incorporated herein by reference. As of the date of this report, Sino-Global Shipping America, Ltd. (the “Company”) has greater cash assets than it had immediately following the closing of its initial public offering. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is May 21, 2008, and the Commission file numbers assigned to the registration statement are 333-150858 and 333-148611.

The offering closed on May 20, 2008. All of the common shares, without par value per share, registered in the offering were placed by the placement agent, Anderson & Strudwick, Incorporated. The Registration Statements registered the initial public offering of up to 1,229,032 shares of the Company’s common stock and the resale of up to 217,960 shares of the Company’s common stock. All of the initial public offering shares were placed at a price of $7.75 per share, and all such shares were sold in the offering, with an aggregate price of $9,524,998. The Company did not receive any proceeds from the sale of any shares by the selling shareholders.

The net proceeds of the offering, including the private placement of securities related to the selling shareholders, were $9,172,314. Expenses included placement agent commissions, legal fees, escrow agent fees and fees payable in connection with the private placement. All of these fees were payable to parties other than directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; and to affiliates of the Company.

The Company has used the devoted offering proceeds to the following purposes during the fiscal year ended June 30, 2008.

Description of Use	Proposed Expenditure Amount	Actual Expenditures in Year Ended June 30, 2008
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$28,562
Business expansion in 15 to 35 main ports in China	5,930,941	28,710
Sarbanes-Oxley compliance	500,000	—
Marketing of company across China, United States and internationally	244,621	34,754
Develop information exchange system	400,000	—
Train staff	163,081	—
Fixed asset purchase	407,702	—
Miscellaneous expenses	407,702	—

Total	$8,154,048	$92,026

(c) None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited historical consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. Our company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, we amended the Article of Incorporation and Bylaws to merge into a new corporation with the current name of Sino-Global Shipping America, Ltd., in Virginia.

Our principal geographic market is in the PRC. As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-China, a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with five branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang, Sino-China provides general shipping agency services in 76 ports in China and serves as a local shipping agent in each of these five port cities. For the ports where it does not have a local license, Sino-China appoints a local agent for its local shipping agency service businesses.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific, in Beijing. Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific and us has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. See “Our Corporate Structure - Contractual Arrangements with Sino-China and its Shareholders.”

On May 20, 2008, we completed an initial public offering of 1,229,032 ordinary shares at $7.75 offering price. Our shares started trading on NASDAQ Capital Market next day.

Our revenues have grown significantly in the last three years, from approximately $8.92 million in 2006 to approximately $10.09 million in 2007 and to approximately $15.09 million in 2008. We reported consolidated net income before non-controlling interest in income of $0.56 million, $1.14 million and $0.16 million in 2006, 2007 and 2008, respectively. The decrease of consolidated net income before non-controlling interest in income in 2008 is to large extent due to the Chinese currency RMB revaluation against U.S. dollars, and to a lesser extent due to the significant increase of our general and administrative expense spending, particularly in the second half of the year, for our Company’s public listing. On July 13, 2008 the Company formed a wholly owned subsidiary, Sino-Global Shipping Australia Pty. Ltd in Perth, Australia. On August 11, 2008, the Company signed an agency agreement with Monson Agencies Australia Pty. Ltd in order to enable the Company to provide comprehensive shipping agency services in Australian ports.

We expect the continuing growth in our revenues in 2009 fiscal year. Meanwhile, we will further control over our costs and expenses.

Revenues

For the years ended June 30, 2007 and 2008, our total revenues amounted to approximately $10.09 million and $15.09 million, respectively. Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these amounts from our gross revenues to arrive at our total revenues.

We charge the shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

The most significant factors that directly or indirectly affect our shipping agency service revenues are:

• the number of ships we provide port loading/discharging services;

• the size and types of ships we serve;

• the rate of service fees we charge;

• the number of ports at we provide services; and

• the number of customers we serve.

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business covering more ports in the PRC. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, who transports goods from all ports around the world to China.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of services, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses have increased as a percentage of our total revenues from 2007 to 2008 primarily due to the revaluation of RMB against U.S. dollars and the increase of general and administrative expenses. The following table sets forth the components of our costs and expenses both in absolute amount and as a percentage of total net revenues for the periods indicated.

	For the years ended June 30,
	2008		2007		Change
	US$	%	US$	%	US$	%
Revenues	15,087,238	100.00	10,090,879	100.00	4,996,359	49.51

Costs and expenses
Costs of services	12,371,691	82.00	7,509,669	74.42	4,862,022	64.74
General and administrative	2,348,894	15.57	1,165,332	11.55	1,183,562	101.56
Selling	190,648	1.26	153,797	1.52	36,851	23.96
Other	1,890	0.01	1,163	0.01	727	62.51
Total costs and expenses	14,913,123	98.84	8,829,961	87.50	6,083,162	68.89

Costs of Services. Costs of services represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of services on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of services to the Chinese local port agents in RMB. For the year ended June 30, 2008, the costs of services increased from 74.42% in 2007 to 82.00% in 2008 as a percentage of our total revenues, in line with the devaluation of U.S. dollars against Chinese currency RMB in the same periods. Based on the People’s Bank of China, the exchange rates on June 30, 2007 and 2008 are RMB7.6155 to $1.00 and RMB6.8591 to $1.00 respectively, representing a 9.93% increase of RMB against U.S. dollar. Our costs of services could also increase if the ports were to raise their charges.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office renting expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses increased approximately $1.18 million in absolute amount, and increased 4.02% as a percentage of our total revenues from 2007 to 2008. The general and administrative expenses increased significantly in the second half of our year due to our public listing, including expenses spent on setting up Trans Pacific, recruiting more quality personnel, spending on traveling and publicity for public listing. We expect to incur additional general and administrative expenses as we expand our operations and remain a publicly listed company in the United States.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports. Although our selling expenses increased $36,851 in 2008, it decreased as a percentage of our total revenues from 1.52% in 2007 to 1.26% in 2008.We expect that our selling expenses will increase in absolute amount and may increase as a percentage of our total net revenues in the near future, due to the increase in the number of ships to be served and competition in shipping service charges.

Gross Margin

Our revenues increased 49.51% from approximately $10.09 million in 2007 to approximately $15.09 million in 2008. Our gross profits increased 5.20% from approximately $0.26 million in 2007 to approximately $0.27 million in 2008. As indicated in the table below, however, our gross margin decreased from 25.58% in 2007 to 18.00% in 2008. As we received agency fees in U.S. dollars but pay port charges in RMB, the fluctuation of RMB value against U.S. dollar has significantly affected our gross margin.

	For the years ended June 30,
	2008	2007	Change

Revenues	$15,087,238	$10,090,879	$4,996,359	49.51%
Costs of services	$12,371,691	$7,509,669	$4,862,022	64.74%
Gross profits	$2,715,547	$2,581,210	$134,337	5.20%
Gross margin	18.00%	25.58%	(7.58)%	(25.40)%

Our revenues continued to increase in the last quarter of our 2008 fiscal year. As shown in the tables below, the revenues were approximately $3.91 million for the three months ended June 30, 2008, which increased 23.61% compared to the revenues in the same period in 2007, 28.69% for the previous three months in 2008, and 4.99% for average revenues of the three previous quarters in 2008.

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the three months ended March 31, 2008	For the average of the three months ended September 30, 2007, December 31, 2007 and March 31, 2008

Revenues	$3,911,277	$3,165,645	$3,031,772	$3,725,320
Cost of services	$3,179,630	$2,303,964	$2,657,890	$3,064,020
Gross profit	$731,647	$861,681	$373,882	$661,300
Gross margin	18.71%	27.22%	12.33%	17.75%
Exchange rate (RMB:US$1.00) at period end*	6.8591	7.6155	7.0190	7.2781
* Quoted on the exchange rates published by the People’s Bank of China as at the last day of the period

We generally receive revenues in U.S. dollars and pay costs of services in RMB in China. Consequently, the exchange rate of the RMB against the U.S. dollar has a significant  impact on our gross margin. It should be noted that the gross margin of 18.71% for the three months ended June 30, 2008 is higher than the gross margin of 12.33% for the three months ended March 31, 2008. New Year holiday and Chinese New Year holiday are in January and February, respectively. The holiday pay and over time pay during the public holiday periods result in higher costs of services.

The third quarter ended March 31 is normally our low season, because it is winter in China and the Chinese New Year is in that quarter.

Taxation

Because we and Sino-China are incorporated in different jurisdictions, we file separate income tax returns. We are subject to income and capital gains taxes in the United States. Additionally, dividend payments made by our company are subject to withholding tax in the United States.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China is registered as a PRC domestic company and governed by the Enterprise Income Tax Laws of the PRC. Its taxable incomes are subject to an enterprise income tax rate of 33%. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced our income tax rate from 33% to 25% since January 1, 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law broadens the tax reductions in terms of categories and extents for the domestic companies. We expect the new income tax law will bring with it a positive impact on our company’s net profit in 2009 and onwards.

PRC Business Tax

Revenues from services provided by Sino-China are subject to PRC business tax of 5% and additional surcharges of 0.5%. We pay business tax on gross revenues generated from our shipping agency services minus the costs of services, which are paid on behalf of our customers.

Critical Accounting Policies

We receive revenues from our clients in U.S. dollars and pay these costs to the Chinese local port agents in RMB. For the year ended June 30, 2008, the costs of services increased from 74.42% in 2007 to 82.00% in 2008 as a percentage of our total revenues, in line with the devaluation of U.S. dollars against Chinese RMB in the same periods. We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue comprises the value of charges for the services in the ordinary course of our company’s activities and disbursements made on behalf of customers. Revenues are recognized from shipping agency services upon completion of services, which generally coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

Some contracts are signed with a term that revenues are recognized as a mark up of actual expenses incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and expenses based on our previous experience of the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounts Receivable.”

Fair Value of Financial Instruments. The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

We decided not to elect the fair value option permitted by Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, for our financial assets and liabilities. We decided not to early adopt SFAS 157, “Fair Value Measurements,” for non-financial assets and liabilities.

Consolidation of Variable Interest Entities

Sino-China is considered as a VIE and we are the primary beneficiary. On November 14, 2007, our company entered into agreements with Sino-China, pursuant to which we receives 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in our total sales, its income from operations is consolidated with our company’s, and our net income from continuing operations before non-controlling interest in income includes all of Sino-China’s net income. Our non-controlling interest in its income is then subtracted in calculating the net income attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Mr. Cao Lei owns more than 70% of both Sino-China and our company (before completion of the offering) and was able to cause our company and Sino-China to enter into the 2007 agreements at any point in time. Accordingly, for all periods presented, beginning on July 1, 2005, our company has consolidated Sino-China’s income because the entities are under common control in accordance with SFAS 141, “Business Combinations”. For this reason, we have included 90% of Sino-China’s net income in our net income as discussed above as though the 2007 agreements were in effect from the inception of Sino-China, and only the 10% of Sino-China’s net income not paid to our company represents the non-controlling interest in Sino-China’s income.

Accounts Receivable

Accounts receivable are recognized initially at fair value less allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. We have determined that an allowance of $48,708 was required at June 30, 2008. Accounts are written off after exhaustive efforts at collection.

We have not historically required an allowance for accounts receivable because our company does not have any significant bad expense. When a client requests our shipping agency services, we communicate with port officials and our service partners rely on our prior experience for similar vessels with similar needs in the same ports to obtain an estimate for the cost of services. We then calculate our shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up.

We generally obtain advance payment of our shipping agency fees prior to undertaking to provide service to our clients. This significantly reduces the amount of accounts receivable when the shipping agency fees are recognized. To the extent our estimates are insufficient, we bill our clients for the balance to be paid within 30 days.

We use advance payments to pay a number of fees on behalf of our clients before their ships arrive in port, including harbor, berthing, mooring/unmooring, tonnage, immigration, quarantine and tug hire fees. We record the amounts we receive as Advances from Customers and the amounts we pay as Advances to Suppliers. We recognize revenues and expenses once the client’s ship leaves the harbor and the client pays any outstanding amounts. In some cases, a delay in receiving bills will require us to estimate the Service Revenues and Costs of Services in accordance with the rate and formulas approved by the Ministry of Communications. When this happens, we record the difference between Service Revenues (as so recognized) and Advances from Customers as Accounts Receivable and the difference between Cost of Services and Advances to Suppliers as Accounts Payable. To the extent we recognize revenues and costs in this way, our Accounts Receivable and Accounts Payable will reflect this estimation until we receive the bills and information we require to adjust revenues and expenses to reflect our actual Service Revenues and Cost of Services. Any adjustment to actual from the estimated Revenues and Cost of Services recorded has been and is expected to be immaterial.

Property and Equipment

We state property and equipment at historical cost less accumulated depreciation and amortization. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. We provide for depreciation and amortization in amounts sufficient to expense the related cost of depreciable assets for operations over their estimated useful lives. Depreciation and amortization are calculated on a straight-line basis to write off the cost of assets to their residual values over their estimated useful lives as follows:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years

We calculate gains and losses on disposals by comparing proceeds with carrying amount of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. We have determined that there were no impairments for the year ended June 30, 2008. Had we early adopted SFAS 157, “Fair Value Measurements,” for the Company’s property and equipment, the result of our assessment of the impairment of these assets may have been different.

Translation of Foreign Currency

We receive the costs of services from our clients in U.S. dollars and pay these costs to the Chinese local port agents in RMB. For the year ended June 30, 2008, the costs of services increased from 74.42% in 2007 to 82.00% in 2008 as a percentage of our total revenues, in line with the devaluation of U.S. dollars against Chinese currency RMB in the same periods. The devaluation of the U.S. dollar from June 30, 2007 to June 30, 2008 was approximately 10%. Components included in the consolidated financial statements of Sino-China and each of its branches is measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is US dollars while Sino-China uses the Renminbi as its reporting currency. The consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into the functional currency using the fixed exchange rates. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China on June 30, 2007 and 2008 of RMB7.6155 to $1.00 and RMB6.8591 to $1.00, respectively and related revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as comprehensive income (loss) which is a separate component included in Non-controlling interest.

2009 Growth

The 2008 fiscal year saw dramatic changes in the world economy in general and in shipping industries in particular. Although oil prices and shipping costs do not directly correlate with shipping service revenues, the fluctuations oil prices and shipping costs are contributing factors that bring indirect impact on our revenues. Given the expectation that China’s economy and China’s shipping industry will continue growth, we are confident in our business growth in 2009.

We are one of the major service providers for China’s iron ore shipments. Our 2008 revenues consist of 54% revenues from our largest customer, Beijing Shou Rong. According to a forecast by the Steel Association of China, China will import 432 million iron ore in 2008, which is 13% increase from that in 2007. Currently, we only provide shipping agent services to foreign ships loading iron ore on the Chinese ports. On July 3, 2008, we established a wholly owned subsidiary in Perth, Australia, from which we will provide agent services to ships that load iron ore in Australia and unload it in China. Australia is China’s largest iron ore supplier, with about 43% of its iron ore products exported to China. We signed a cooperation agreement with Monson Agency Australia, one of the largest shipping agency service providers covering 43 ports around Australia. Monson started to refer services to us in September 2008, and the first ship is scheduled to come from Perth to China in October 2008.

Shipping industry is characterized as a service provided to a customer at two ends, loading goods from one start port and shipping to the destination. By setting up our subsidiaries in a country from where China has a large volume of imported goods, we can attract more customers who ship goods to and from China. In addition, this also brings us the business opportunities among the countries where we have branches, for example, from the United States to Australia. With our experience in the United States and Australia, we will expand our business in Hong Kong, Japan and other countries. Like what we did with Monson in Australia, we will seek a local partner to cooperate with. We believe this is the most cost effective marketing way and could mitigate the cultural differences between two countries. We plan to set up subsidiaries in Hong Kong, Japan and other countries in 2009.

Based on the above, we anticipate our revenues will increase about 50% to 65%, which represents an increase total revenues ranging from $22.64 million to $24.89 million in 2009.

Business Expansion in China

As we indicated in our Registration Statements, we will use about 73% of funds from the initial public offering to expand our business from 15 to 35 ports in China. We have started targeting potential acquisition opportunities in the ports in which we want to expand. We did not complete any acquisition in the short period of time between the completion of the initial public offering and June 30, 2008.

As indicated in our financial statements as of June 30, 2008, we had approximately $9.6 million in cash and cash equivalents, which is about 98% of our net assets in balance sheet. The funds will be invested to expand our business, by way of merger and acquisition establishing wholly owned subsidiaries, at the Chinese ports where we have customers to serve. We plan to open about 5 to 10 port branches in 2009. We may open more branches in China if favorable opportunities arise.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. Our business has evolved rapidly since we commenced operations in 2001. Our limited operating history makes it difficult to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	For the years ended June 30,
	2008	2007
	US$	US$

Revenues	15,087,238	10,090,879

Costs and expenses
Costs of services	12,371,691	7,509,669
General and administrative	2,348,894	1,165,332
Selling	190,648	153,797
Other	1,890	1,163
	14,913,123	8,829,961

Operating Income	174,115	1,260,918

Financial income, net	230,331	22,125
	230,331	22,125

Net income before income taxes and non-controlling interest in income	404,446	1,283,043

Income taxes	246,667	138,291

Income before non-controlling interest in income	157,779	1,144,752

Non-controlling interest in income	24,085	104,236

Net income	133,694	1,040,516

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Revenues. Our total revenues increased by 49.51% from $10,090,879 in 2007 to $15,087,238 in 2008. This increase was primarily due to an increase in the number of ships we served. The number of ships that generated revenues for us increased from 185 for 2007, to 217 for 2008, representing an increase of 17.30%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 68.89% from $8,829,961 in 2007 to $14,913,123 in 2008. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Services. Our cost of revenues increased by 64.74% from approximately $7.51 million in 2007 to approximately $12.38 million in 2008. Costs of services increased faster than revenues, resulting in the 7.58% decrease in gross margin from 25.58% down to 18.00% for the years ended June 30, 2007 and 2008, respectively. This is largely due to the revaluation of Chinese currency against the US dollar. The average foreign exchange rate increased by approximately 9.93%, from RMB 7.6155 to $1.00 in 2007 to RMB 6.8591 to $1.00 in 2008.

•
General and Administrative Expenses. Our general and administrative expenses increased by 101.56% from $1,165,332 in 2007 to $2,348,894 in 2008. This change was primarily due to (1) increase of $229,056 in travel for business development and public listing, (2) increase of $138,656 in marketing for new clients, (3) increase of $168,461 in salaries and human resource expenses for high quality staff, and (4) increase of $161,556 in renting more office space.

•
Selling Expenses. Our selling expenses increased by 23.96% from $153,797 in 2007 to $190,648 in 2008, due to the increase in commission. The increase of our selling expenses is apparently slower than the 49.51% increase of our revenues, as we effectively controlled our operating travel expenses

Operating Profit. We generated an operating profit of $174,115 in 2008, compared to $1,260,918 in 2007. Operating profit decreased 86.19% largely due to the increase in costs of services and general and administrative expenses.

Financial income, net. Our net financial income is $230,331 in 2008, compared to $22,125 in 2007, primarily due to the foreign exchange gains recognized in financial statement consolidation. As described in above in Translation of Foreign Currency, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. Details see Note 15 of the consolidated financial statements

Taxation. Our income tax expense was $246,667 in 2008, compared to $138,291 in 2007. We recorded more tax liabilities on a reduced operating profit because Sino-USA generated more taxable income as a result of more entertainment expense which did not qualify for tax deduction in 2008 than in 2007. Comparably, the income tax rates in the United States are much higher than the income tax in China. Sino-USA recorded income tax expenses of $196,744 in 2008 fiscal year, compared to its income tax expenses of $93,039 in 2007. Details see Note 16 of the consolidated financial statements. Our company had no deferred tax assets in 2007 or 2008.

Net Income. As a result of the foregoing, we had income before non-controlling interest in income of $157,779 in 2008, compared to $1,144,752 in 2007. After deduction of non-controlling interest in income, net income was $133,694 million and $1,040,516 in 2008 and 2007, respectively.

Liquidity and Capital Resources
Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations. As of June 30, 2008, we had $9,603,250 in cash and cash equivalents, of which $358,242 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:
	For the years ended
	2008	2007
	US$	US$
Net cash provided by operating activities	736,352	868,058
Net cash provided by (used in) investing activities	478,315	(911,520)
Net cash provided by financing activities	7,943,959	172,719
Net increase in cash and cash equivalents	9,077,159	170,065
Cash and cash equivalents at beginning of year	526,091	356,026
Cash and cash equivalents at end of year	9,603,250	526,091

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of June 30, 2008, we had six branch offices conducting our shipping agency services in China. Our sales were increased for the year ended June 30, 2008 compared to June 30, 2007, but our gross margin declined mainly attributable to the increased costs of services resulted from RMB revaluation.

Net cash provided by operating activities decreased to $736,352 in 2008 from $868,058 in 2007. The decrease was mainly attributable to several factors, including (i) a decrease in net income of $906,822 and (ii) an increase in accounts receivable amounting to $941,039, (iii) an increase in provision for doubtful accounts of $472,071 and (iv) an increase in income tax payables.

Investing Activities

Net cash provided by investing activities was $478,315 compared to net cash used in investing activities of $911,520 was mainly due to cash of $1,251,222 generated by the repayment of a loan from our Company to Mr. Cao Lei, our chief executive officer.

We made capital expenditures of $342,924 and $771,407 in 2007 and 2008, representing 3.40% and 5.11% of our total revenues, respectively. In the past, our capital expenditures were used to purchase cars and computers for our business. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

Financing Activities

Net cash provided by financing activities was $7,943,959 for the year ended June 30, 2008. On May 20, 2008, our company completed an initial public offering of 1,229,032 ordinary shares at $7.75 per share offering price and realized gross proceeds of approximately $9,525,000. After deducting the cash offering costs of $1,602,684 and adding the funds from the repayment by Mr. Cao Lei of a $1,251,222 loan from our company, our actual net proceeds from the initial public offering were approximately $7,922,000. We received proceeds from long term debt of $67,434 and repaid bank loans of $45,791, resulting in the net cash provided by financing activities of $21,643 without considering the funds from the initial public offering.

We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises under non-cancelable leases. In December 2007, we leased additional office premises under two non-cancellable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, the Company leased additional office space which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the years ended June 30, 2008 and 2007 were $233,237 and $93,920, respectively.

Below is a summary of the Company's contractual obligations and commitments at June 30, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$606,763	$392,200	$214,563	$--
Long-term debt	$67,434	$28,450	$38,984	$--
Total Obligations	$674,197	$420,650	$253,547	$--

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2008, the Company has estimated its severance payments of approximately $143,000, which has not been reflected in its consolidated financial statements because the Company has no intention of terminating any employees in the near future.

Company Structure

We conduct our operations primarily through our wholly-owned subsidiary, Trans Pacific, and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Trans Pacific and management fees paid by Sino-China. If Trans Pacific incurs debt on its own behalf in the future, the instruments governing its debt may restrict its ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

To the extent Trans Pacific does not generate sufficient after-tax profits to fund this statutory reserve, its ability to pay dividends to us may be limited. Although these statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, these reserve funds are not distributable as cash dividends except in the event of a solvent liquidation of the companies. Other than as described in the previous sentences, China’s State Administration of Foreign Exchange (“SAFE”) has approved the company structure between our company and Trans Pacific, and Trans Pacific is permitted to pay dividends to our company. See “Risk Factor - We may not pay dividends”, “Risk Factor - Changes in China’s political and economic policies could harm our business” and “Dividend Policy”.

On November 13, 2007, we established a wholly foreign-owned enterprise, Trans Pacific, with a registered capital of $100,000. Under the current regulations in China, we can only transfer the funds raised from the initial public offering into China through Trans Pacific. Therefore, we have applied to SAFE for increasing Trans Pacific’s registered capital to $10 million under the Board meeting approval. Our application for registered capital increase was approved in August 2008. In accordance with the requirements of the China’s Company Law, a company could invest 20% of registered capital within three months after the government’s approval date and the balance of the registered capital in two years. Accordingly, we will initially inject $2.9 million to Trans Pacific in 2008, increasing its registered capital from $100,000 to $3 million. The increased registered capital will be used to implement our strategic plan specified in our Registration Statement for the initial public offering.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Previously, our exposure to interest rate risk primarily related to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. On August 29, 2008, China’s SAFE imposed a new rule, Hui Zong Fa (2008) No. 142, which further tightens foreign investments into China and the use of these funds in investment in China. As such, we required to deposit part of the funds from our initial public offering in the United States, China and other countries where we have subsidiaries with original maturities more than three months. The cash has been deposited in large and reputable banks in different countries.

Foreign Exchange Risk

Our revenues and costs of services are denominated in both RMB and U.S. dollars. There has been significant international pressure on the Chinese government to permit the free floatation of the RMB resulting in an appreciation of the RMB against the U.S. dollar increased from RMB7.6155 to $1.00 up to RMB6.8591 to $1.00 on June 30, 2007 and 2008, respectively. The continuing increase of the exchange rate of the RMB against the U.S. dollar has severe impact on our inter-company transactions and balances. We had foreign currency translation gains of $36,812 and $238,798 for the years ended June 30, 2007 and 2008. Our future gain or loss on foreign currency translation however depends on the trend of RMB revaluation, the of cash and cash equivalents deposited in Sino-China and the volume of inter-company transactions.

As we have a large amount of cash deposits, we will balance our money funds in U.S. dollars, RMB and Australian dollars. As we are a U.S. company and our reporting currency is the U.S. dollar, we will continue to deposit the majority of our cash from operations and unused funds in the United States.

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

Item 7.	Financial Statements.

See the financial statements and report of Friedman LLP following the signature page of this report, which are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A/8A(T).	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Regulation S-B Item 401: The section of the Registration Statements and IPO Prospectus entitled “Management” is incorporated herein by reference.

Regulation S-B Item 405: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years.

Regulation S-B Item 406: The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission.

Regulation S-B Item 407(c)(3): None.

Regulation S-B Item 407(d)(4) and (5): The Company has an audit committee, consisting solely of the Company’s independent directors, C. Thomas Burke, Wang Jing and Dennis O. Laing. Mr. Wang qualifies as the audit committee financial expert.

Item 10.	Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Chief Executive Officer for the years ended June 30, 2008 and 2007. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Mr. Cao Lei, Principal Executive Officer	2008	$129,727	$5,965	—	$135,692
	2007	$141,445	—	—	$141,445

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	174,000	$7.75	128,903

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei(1)	common	1,384,040	(2)	45.69%
Mr. Zhang Mingwei(1)	common	54,000	(2)	1.78%
Total		1,438,040		47.48%

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 36-09 Main Street, Suite 9C-2, Flushing, NY 11354.
(2)
Although each of the individuals listed has received options to purchase 36,000 shares of the Company’s common stock, and although each of the independent directors of the Company has received options to purchase 10,000 shares of the Company’s common stock, the underlying shares are not reflected in this table because none of the options will vest until May 19, 2009, more than 60 days after the date hereof.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The section of the Registration Statements and IPO Prospectus entitled “Related Party Transactions” is incorporated herein by reference. Other than as described therein, no transactions required to be disclosed under Item 404 of Regulation S-B have occurred since the beginning of the Company’s last fiscal year.

Item 13.	Exhibits.

The following documents are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.*
3.2	Bylaws of Sino-Global Shipping America, Ltd.*
4.1	Specimen Certificate for Common Stock*
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China.*
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.*
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China.*
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd.*
13.1	Quarterly report of the Company on Form 10-QSB for the period ended March 31, 2008.**
14.1	Code of Ethics of the Company.***
21.1	List of subsidiaries of the Company.*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.** *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
**	Incorporated by reference to the Company’s Form 10-QSB filed on May 12, 2008, File No. 001-34024.
***	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2008. Audit services provided by Friedman LLP for fiscal 2008 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Fees Paid To Independent Registered Public Accounting Firm
Audit Fees

During fiscal 2008 and 2007, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Form 10-QSB were $197,000 and $100,000, respectively. Of the 2008 amount, the Company has paid $112,000 to date and will be billed for the remaining $85,000.

Audit Related Fees

During fiscal 2008 and 2007, the Company paid Friedman LLP $40,500 and $0, respectively, for audit-related services. These audit-related services were for services rendered in connection with responding to comment letters from the SEC prior to the Company’s initial public offering of its common stock.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2007 or 2008.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2007 or 2008.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 29, 2008	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.*
3.2	Bylaws of Sino-Global Shipping America, Ltd.*
4.1	Specimen Certificate for Common Stock*
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China.*
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.*
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China.*
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd.*
13.1	Quarterly report of the Company on Form 10-QSB for the period ended March 31, 2008.**
14.1	Code of Ethics of the Company.***
21.1	List of subsidiaries of the Company.*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.** *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
**	Incorporated by reference to the Company’s Form 10-QSB filed on May 12, 2008, File No. 001-34024.
***	Filed herewith.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2008 and 2007, and the consolidated related statements of operations, cash flows and shareholders' equity for the years then ended. Sino-Global Shipping America, Ltd.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, New York
September 8, 2008

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP.COM
OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	US$	US$

Assets
Current assets
Cash and cash equivalents	9,603,250	526,091
Advances to suppliers	114,570	586,641
Accounts receivable, less allowance for doubtful accounts of $48,708 as of June 30, 2008	1,265,309	739,943
Other receivables	213,515	169,970
Prepaid expenses and other current assets	30,455	12,976
Due from related party	-	1,249,722
Total current assets	11,227,099	3,285,343

Security deposits	92,188	-
Property and equipment, net	1,068,527	467,218
Total Assets	12,387,814	3,752,561

Liabilities and Shareholders' Equity
Current liabilities
Loans payable, bank	-	45,791
Current maturities of long-term debt	28,450	-
Advances from customers	955,316	717,007
Accounts payable	1,053,058	861,562
Accrued expenses	73,023	59,490
Income tax payable	168,011	11,987
Other current liabilities	108,531	92,911
Total Current Liabilities	2,386,389	1,788,748

Long-term debt less current maturities	38,984	-
Total Liabilities	2,425,373	1,788,748

Non-controlling interest	260,001	308,610
Commitments and contingency

Shareholders' equity
Capital stock	7,709,745	1,880
Additional paid-in capital	1,498,033	-
Retained earnings	1,787,017	1,653,323
Accumulated other comprehensive loss	(8,773)	-
Unearned Compensation	(1,283,582)
	9,702,440	1,655,203

Total Liabilities and Shareholders' Equity	12,387,814	3,752,561

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2008	2007
	US$	US$

Revenues	15,087,238	10,090,879

Costs and expenses
Costs of services	(12,371,691)	(7,509,669)
General and administrative	(2,348,894)	(1,165,332)
Selling	(190,648)	(153,797)
Other	(1,890)	(1,163)
	(14,913,123)	(8,829,961)

Operating Income	174,115	1,260,918

Financial income, net	230,331	22,125
	230,331	22,125

Net income before income taxes and non-controlling interest in income	404,446	1,283,043

Income taxes	(246,667)	(138,291)

Income before non-controlling interest in income	157,779	1,144,752

Non-controlling interest in income	(24,085)	(104,236)

Net income	133,694	1,040,516

Earnings per share
-Basic	0.07	0.58
-Diluted	0.07	0.58
Weighted average number of common shares
-Basic	1,938,056	1,800,000
-Diluted	1,973,218	1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2008	2007
	US$	US$

Operating Activities

Net income	133,694	1,040,516
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	170,098	90,602
Non-controlling interest in income	24,085	104,236
Provision for doubtful accounts	415,673	-
Changes in assets and liabilities
Increase (decrease) in advances to supplier	472,071	(307,684)
Increase in accounts receivable	(941,039)	(609,939)
Increase in other receivables	(43,545)	(35,219)
Increase in prepaid expense and other current assets	(17,479)	(3,063)
Increase in security deposits	(92,188)	-
Increase in advances from customers	238,309	222,805
Increase in accounts payable	191,496	649,394
Increase in accrued expenses	13,533	24,177
Increase in income taxes payable	156,024	11,303
(Decrease) increase in other current liabilities	15,620	(322,070)

Net cash provided by operating activities	736,352	865,058

Investing Activities
Capital expenditures and other additions	(771,407)	(342,924)
Proceeds from (payments to ) related party	1,249,722	(568,596)

Net cash provided by (used in) investing activities	478,315	(911,520)

Financing Activities
Payments of bank loans	(45,791)	(54,209)
Proceeds from long-term debt	67,434	-
Capital contribution of non-controlling interest	-	226,928
Issuance of common stock	7,922,316	-

Net cash provided by financing activities	7,943,959	172,719

Effect of exchange rate fluctuations on cash and cash equivalents	(81,467)	43,808

Net increase in cash and cash equivalents	9,077,159	170,065

Cash and cash equivalents at beginning of year	526,091	356,026

Cash and cash equivalents at end of year	9,603,250	526,091

Supplemental information
Interest paid	5,711	10,019
Income taxes paid	83,624	134,870

Supplemental disclosures of non-cash financing activities
Fair value of warrants issued in connection with the initial public offering	214,451	-
Fair value of stock options granted to employees and members of the audit committee	1,283,582	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Unearned Compensation	Total
	US$	US$	US$	US$	US$	US$

Balance as of June 30, 2006	1,880	-	612,807			614,687
Share issued, net:
Net income	-	-	1,040,516			1,040,516
Balance as of June 30, 2007	1,880	-	1,653,323			1,655,203

Net proceeds from initial public offering of stock	7,707,865					7,707,865
Fair value of warrants issued in connecting with the initial public offering		214,451				214,451
Fair value of stock options granted to employees and members of the audit committee		1,283,582			(1,283,582)	-
Foreign currency translation				(8,773)		(8,773)
Net income			133,694			133,694
Comprehensive income						124,921
Balance as of June 30, 2008	7,709,745	1,498,033	1,787,017	(8,773)	(1,283,582)	9,702,440

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

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

The Company formed a wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing on November 13, 2007. Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, Trans Pacific operates with Sino-China through a variety of contractual agreements as described in Note 2(a).

The Company is listed on the NASDAQ Capital Market as a result of its Initial Public Offering (IPO) on May 21, 2008.

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

Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. On November 14, 2007, the Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s new wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

The accounts of Sino-China are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income from continuing operations before non-controlling interest in income includes all of Sino-China’s net income. The Company’s non-controlling interest in its income is then subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

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

(b) Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

The Company decided not to elect the fair value option permitted by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, for its financial assets and liabilities. The Company decided not to early adopt SFAS 157, “Fair Value Measurements,” for non-financial assets and liabilities.

(c) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China and Trans Pacific in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the years. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

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

Some contracts contain a provision stating that revenues are recognized for actual expenses incurred plus a profit margin. When the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and expenses based on our previous experience with similar vessels and port charges.

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

(h) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Management has determined that an allowance of $48,708 was required at June 30, 2008. Accounts are written off after exhaustive efforts at collection.

(i) Taxation

Because the Company and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of and during the year ended June 30, 2008, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Company did not incur any interest or penalties.

PRC Enterprise Income Tax

PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and profits are generally subject to an enterprise income tax rate of 25%. Sino-China’s income tax is accrued at the end of every quarter based on taxes payable for the current period and paid in the following month.

PRC Business Tax and Surcharges

Revenues from services provided by Sino-China and its branches are subject to the PRC business tax of 5% and some surcharges. Business tax and surcharges are paid on gross revenues generated from our shipping services.

In addition, under the PRC regulations, Sino-China is required to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

Sino-China has complied with EITF 06-3 and reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the consolidated statements of operations.

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

(k) Earnings per share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Earnings per share data has been retroactively adjusted for all periods presented to reflect the recapitalization of the Company further discussed in Note 13.

SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

Numerator:	2008	2007
Net income	$133,694	$1,040,516

Denominator:
Weighted average common shares outstanding	1,938,056	1,800,000
Dilutive effect of stock options and warrants	35,162	-
Weighted average common shares outstanding, assuming dilution	1,973,218	1,800,000

(l) Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. We are currently assessing the impacts of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

(m) Stock-Based Compensation

The Company follows the provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”). SFAS No.123(R) supersedes SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 25,”Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company’s Board of Directors and shareholders have approved the creation of a stock option plan to issue up to 10% of the number of shares outstanding after the Company has completed its public offering.

The fair value of each stock option granted is calculated on the grant date using the Black-Scholes option pricing model. For the year ended June 30, 2008, the Company granted 174,000 shares of options to its employees, directors and members of the audit committee. Each stock option has the right to purchase one share of common stock. The Company recognizes the relevant share-based compensation expenses over the prescribed vesting periods.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivable

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services and temporary loans to employees.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred and miscellaneous accrued liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	June 30,
	2008	2007
	US$	US$
Rent	12,975	6,653
Communication	3,201	2,298
Other prepaid expenses	14,279	4,025
	30,455	12,976

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. DUE FROM RELATED PARTY

On December 31, 2007, Mr. Cao repaid $1,251,222 to the Company, primarily with funds generated from the sale of an aggregate of 217,960 shares of his common stock in the Company to two third-party investors for $1,250,000 (the “Private Sale”). In connection with the Private Sale, the investors were granted a right to sell the acquired shares of common stock to the Company in the event that such shares are not registered in accordance with federal and applicable state securities laws within 12 months of the Private Sale. During the term of this put right, the Company agreed to place $1,250,000 in an escrow account. Since the Company completed the registration of the shares within 12 months of the Private Sale, the escrow agent released the funds to the Company’s account upon closing of the initial public offering of the Company’s common stock. On May 20, 2008, the Company completed the initial public offering of its common stock and $1,250,000 was released by the agent and deposited into the Company’s bank account.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30,
	2008	2007
	US$	US$

Land and building	72,479	65,280
Motor vehicles	1,085,139	445,488
Computer equipment	90,990	53,175
Office equipment	28,188	15,147
Furniture & Fixtures	19,088	11,601
System software	17,623	15,321
Leasehold improvement	80,983	17,071
Total	1,394,490	623,083

Less : Accumulated depreciation and amortization	325,963	155,865
Property and equipment, net	1,068,527	467,218

8. STOCK-BASED COMPENSATION

On May 20, 2008, the Company issued 174,000 stock options (“Options”) to its officers, employees and members in the audit committee to purchase the Company’s common stock, without par value per share. The Options were all issued pursuant to the Company’s 2008 Stock Incentive Plan.

The Options are nonstatutory options and have been granted to the following individuals in the corresponding amounts, effective as of the closing of the initial public offering of the Company’s Common Stock on May 20, 2008.

Name	Number of Options
Cao Lei	36,000
Zhang Mingwei	36,000
Cao Jing Bo	36,000
Cao Xin Qing	36,000
Dennis O. Laing	10,000
C. Thomas Burke	10,000
Wang Jing	10,000
Total	174,000

The Compensation Committee of the Company approved the issuance of Options to Cao Lei, Zhang Mingwei, Cao Jing Bo and Cao Xin Qing. The Board of Directors approved the issuance of Options to Dennis O. Laing, C. Thomas Burke and Wang Jing, all of whom are on the Compensation Committee and Audit Committee.

The issuance of the Options is exempted from registration under of the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially on May 19, 2009. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is for 10 years and the exercise price of the Options is $7.75. Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. Provided the Common Stock is then traded on the NASDAQ Capital Market, the Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The fair value of stock options granted was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Pricing Model
Assumptions:
Stock Price (S)	$7.75
Strike Price (X)	$7.75
Volatility (σ)	173.84%
Risk-free Rate	3.02%
Time to expiration (T)	5 yrs
Dividend Yield	0.00%
Marginal Tax Rate	0.00%
Number of Options	174,000

Volatility of our stock is computed based on the daily closing price from May 21, 2008 to June 30, 2008. Because the Company does not have historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The 174,000 Options issued during the year ended June 30, 2008 was estimated to have an aggregate fair value of $1,283,582, presented as “Unearned Compensation”.

In connection with the initial public offering of the Company’s common stock on May 20, 2008, 139,032 warrants were issued to the underwriter as part of their compensation. Each warrant has the right to purchase one share of common stock for an exercise price of $9.30 per share with a term of 10 years. The fair value of these warrants which was netted against the proceeds from the initial public offering, totaled, $214,451. This estimate was based on the NASD Rule 2710 “Valuation of Non-cash Compensation ”.

9. ACCRUED EXPENSES

Under the PRC regulations, Sino-Global China is required to accrue welfare benefits calculated as 14% of the total salaries. It is also required for Sino-Global China to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

Accrued expenses are as follow:

	June 30,
	2008	2007
	US$	US$

Accrued welfare benefits	63,005	53,419
Other surchage and taxes payable	7,266	6,071
Other	2,752	-
	73,023	59,490

10. LONG-TERM DEBT

Long-term debt at June 30, 2008 consists of the following:

US$

Loans payable to bank, collateralized by a Company automobile, payable in monthly installments of $2,743, including interest at 8.18% through September 2010	67,434
67,434
Less - Current maturities	28,450
38,984

Future annual maturites are as follows:

US$

Year ending June 30,
2009	$28,450
2010	30,866
2011	8,118
Thereafter	-
$67,434

Interest expense on long-term debt w as approximately $4,820 for the year ended June 30, 2008.

11. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,
	2008	2007
	US$	US$

Paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income (loss)	(27,572)	45,121
Accumulated deficit	(72,688)	(96,772)
Other adjustments	2,817	2,817
	260,001	308,610

12. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises under non-cancelable leases. In December 2007, the Company leased additional office premises under two non-cancelable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, the Company leased additional office space which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the years ended June 30, 2008 and June 30, 2007 were $233,237 and $93,920, respectively. Future minimum lease payments under non-cancelable operating leases agreements were as follows:

Amount
US$

Year ending June 30,
2009	392,200
2010	206,058
2011	8,505
Thereafter	-
606,763

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2008, the Company has estimated its severance payments of approximately $143,000, which has not been reflected in its consolidated financial statements because the Company has no intention of terminating any employees in the near future.

13. CAPITAL STOCK

The predecessor of the Company incorporated in New York State had 200 shares of common stock issued and outstanding, without par value. Upon the merger into a Virginia shell corporation on September 18, 2007, each share of common stock in the predecessor company was exchanged for 9,000 shares of common stock in the Company. The New York State company ceased to exist after the merger. As of December 31, 2007, the authorized capital stock of the Company consists of 10,000,000 shares of common stock, no par value, 1,800,000 of which are issued and outstanding, and 1,000,000 shares of preferred stock, without par value, none of which are issued and outstanding.

On May 20, 2008, the Company completed its initial public offering of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $9,524,998 before cash offering costs of $1,602,684.

14. ADDITIONAL PAID-IN CAPITAL

The additional paid-in capital consists of the following at June 30, 2008:

US$

Fair value of stock options issued to officers, employees and members of the audit committee	1,283,582
Fair value of warrants issued to underw riter in connection with initial public offering	214,451
1,498,033

15. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the years ended June 30, 2008 and June 30, 2007 are as follows:

	June 30,
	2008	2007
	US$	US$
Interest income	1,759	3,861
Interest expense	(739)	(11,623)
Bank charge	(9,487)	(6,925)
Foreign currency translation	238,798	36,812
	230,331	22,125

16. INCOME TAXES

The income tax provisions for years ended June 30, 2008 and June 30, 2007 are as follows:

	June 30,
	2008	2007
	US$	US$
Current
USA	196,744	63,039
China	49,923	75,252
	246,667	138,291
Deferred
Allowance for doubtful accounts	12,000	-
Valuation allow ance	(12,000)	-
Net deferred	-	-
Total	246,667	138,291

17. MAJOR CUSTOMER

For the years ended June 30, 2008 and June 30, 2007, approximately 54% and 52% respectively, of the Company’s revenues were from one customer. The Company provides services to this customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009. Any termination of this agency services agreement would materially harm the Company’s operations. As of June 30, 2008 and 2007, approximately 78% and 25% of the Company’s accounts receivable were from one customer.

18. SUBSEQUENT EVENTS

On July 3, 2008, the Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd in Perth, Australia.

On August 11, 2008, the Company signed an agency agreement with Monson Agencies Australia Pty. Ltd in order to enable the Company to provide comprehensive shipping agency services in Australian ports.