Form 10-Q
period 2008-09-30
Sino-Global Shipping America, Ltd.
filed 2008-11-04
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of registrant as specified in its charter)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, we have issued 3,029,032 shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of our company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and accurately provide shipping agency services;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China (“PRC”);
•	our company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for our company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by our company and could adversely affect profitability;
•
the effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect our company’s shipping agency services, operations and financial performance;

•	the acceptance in the marketplace of our company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	hurricanes or other natural disasters;
•	our company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of our company’s customer’s products; or
•	other risks outlined above and in other filings made periodically by our company.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update this forward-looking information. Nonetheless, our company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. Our company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, we amended the Article of Incorporation and Bylaws to merge into a new corporation with the current name of Sino-Global Shipping America, Ltd., in Virginia.

Our principal geographic market is in the PRC. As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with six branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang and Zhoushan, Sino-China provides general shipping agency services in 76 ports in China and serves as a local shipping agent in each of these six port cities. For the ports where it does not have a local license, Sino-China appoints a local agent for its local shipping agency service businesses.

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

On May 20, 2008, we completed an initial public offering of 1,229,032 ordinary shares at $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day.

We formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On August 28, 2008, we also established a new branch in Zhoushan, Jiangsu province, China.

Revenues

For the three months ended September 30, 2007 and 2008, our total revenues amounted to approximately $3.99 million and $5.10 million, respectively. Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these amounts from our gross revenues to arrive at our total revenues.

We charge the shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

• the number of ships to which we provide port loading/discharging services;
• the size and types of ships we serve;
• the rate of service fees we charge;
• the number of ports at which we provide services; and
• the number of customers we serve.

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business covering more ports in the PRC. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, that transport goods from all ports around the world to China.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of services, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for three months ended September 30, 2008 mainly due to increases in cost of services because of the increased value of the Chinese RMB against the U.S. dollar. The general and administrative expenses also increased significantly during the three months ended September 30, 2008, as our company incurred expenses as a public company and in preparation for business expansion. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2008		2007		Change
	US$	%	US$	%	US$	%
Revenues	5,098,677	100.00	3,987,945	100.00	1,110,732	27.85

Costs and expenses
Costs of services	4,506,565	88.39	3,247,231	81.43	1,259,334	38.78
General and administrative	1,017,750	19.96	345,527	8.66	672,223	194.55
Selling	95,028	1.86	49,151	1.23	45,877	93.34
Other	2,997	0.06	69	0.00	2,928	4,243.48
Total costs and expenses	5,622,340	110.27	3,641,978	91.32	1,980,362	54.38

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

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office renting expenses and expenses for legal, accounting and other professional services. The general and administrative expenses increased significantly in the first quarter of our year due to our public listing, including expenses spent on setting up Trans Pacific, Sino-Global HK and a new branch in Zhoushan for Sino-China, recruiting more quality personnel, spending on traveling and publicity. We have incurred additional general and administrative expenses as we have expanded our operations and operate as a publicly listed company in the United States.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses increased in absolute amount and as a percentage of our total net revenues for the three months ended September 30, 2008, due to the increase in the number of ships to be served and competition in shipping service charges.

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

Critical Accounting Policies

We receive revenues from our clients in U.S. dollars and pay these costs to the Chinese local port agents in RMB. Our costs of services increased from 81.43% for the three months ended September 30, 2007 to 88.39% for the three months ended September 30, 2008 as a percentage of our total revenues, in line with the devaluation of U.S. dollars against Chinese RMB in the same periods. We prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Fair Value of Financial Instruments. The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to our company.

We decided not to elect the fair value option permitted by Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, for our financial assets and liabilities not already reported at fair value. We elected the one year deferral allowed for adopting SFAS 157, “Fair Value Measurements,” for non-financial assets and liabilities.

Consolidation of Variable Interest Entities

Sino-China is considered to be a VIE and we are the primary beneficiary. On November 14, 2007, our company entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in our total sales, its income from operations is consolidated with our company’s, and our net income from continuing operations before non-controlling interest in income includes all of Sino-China’s net income. Our non-controlling interest in its income is then subtracted in calculating the net income attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Mr. Cao Lei owned more than 70% of both Sino-China and our company before completion of the offering and was able to cause our company and Sino-China to enter into the 2007 agreements at any point in time. Accordingly, for all periods presented, our company has consolidated Sino-China’s income because the entities are under common control in accordance with SFAS 141, “Business Combinations”. For this reason, we have included 90% of Sino-China’s net income in our net income as discussed above as though the 2007 agreements were in effect from the inception of Sino-China, and only the 10% of Sino-China’s net income not paid to our company represents the non-controlling interest in Sino-China’s income.

Accounts Receivable

Accounts receivable are recognized initially at fair value less allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. The amount of the provision, if any, is recognized in the condensed consolidated statement of operations within “General and administrative expenses”. We have determined that an allowance of $2,896 was required at September 30, 2008. Accounts are written off after exhaustive efforts at collection. For the three months ended September 30, 2008, the management wrote off uncollected accounts of $45,813.

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

We calculate gains and losses on disposals by comparing proceeds with carrying amounts of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. We have determined that there were no impairments for the three months ended September 30, 2008. Had we early adopted SFAS 157, “Fair Value Measurements,” for our company’s property and equipment, the result of our assessment of the impairment of these assets may have been different.

Translation of Foreign Currency

The accounts of our company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is the U.S. dollar, while Sino-China reports its financial position and results of operations in Renminbi. The accompanying condensed consolidated financial statements are presented in U.S. dollars. Foreign currency transactions are translated into U.S. dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China, Trans Pacific and Sino-Global AUS in accordance with Statement SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

2009 Growth

In our 2008 Annual Report, we predicted that our 2009 revenues would increase about 50% to 65% from the 2008 fiscal year, reaching total revenues ranging from $22.64 million to $24.89 million in 2009 fiscal year. For the first three months ended September 30, 2008, we achieved total revenues of $5.1 million, about 20% of our 2009 target, or about 2% lower than our prorated prediction for the quarter. However, as our Australian office started operating in October 2008, we expect that our growth rate for the remaining months of the year will remain in line with our predictions. The financial crisis has brought with it negative impact to the world economy in general and to the PRC’s economy in particular. We anticipate our growth will slow down considering the down trend in economic environments. Nevertheless, we maintain our growth target based on our strategic business development plan. We recently formed wholly owned subsidiaries in Australia and Hong Kong and a branch office in Zhoushan, PRC. We are in the process of establishing several more branches in China and offices internationally. We believe that the current financial crisis may provide some opportunities in business expansion. If the financial crisis becomes manageable in the short period or if we are able to capitalize on opportunities that are presented to us, we believe we may achieve our 2009 growth objective.

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

	For the three months ended September30,
	2008	2007
	US$	US$
Revenues	5,098,677	3,987,945

Costs and expenses
Costs of services	4,506,565	3,247,231
General and administrative	1,017,750	345,527
Selling	95,028	49,151
Other	2,997	69
Total costs and expenses	5,622,340	3,641,978

Operating income (loss)	(523,663)	345,967

Financial income (expense), net	15,759	(24,077)
	15,759	(24,077)
Net income (loss) before income taxes and non-controlling interest in income	(507,904)	321,890
Income taxes	72,630	119,388
Income (loss) before non-controlling interest in income	(580,534)	202,502
Non-controlling interest in income	(150,301)	11,784
Net income (loss)	(430,233)	190,718

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Our total revenues increased by 27.85% from $3,987,945 in the three months ended September 30, 2007 to $5,098,677 in the comparable three months in 2008. The number of ships that generated revenues for us decreased from 79 to 61, representing a decrease of 22.78% for the comparable three months in 2007 and 2008, respectively. We provided repair services for some ships and other owners’ affairs. Of the 79 ships for which we provided services in the first quarter in 2007, there were 28 small ships (Handysize) that generated lower revenues compared to the large ships (Capesize). For the first quarter in 2008, we serviced one Handysize and 60 Capesizes.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 54.38% from $3,641,978 in the three months ended September 30, 2007 to $5,622,340 in the three months ended September 30, 2008. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Services. Our cost of services increased by 38.78% from $3,247,231 in the three months ended September 30, 2007 to $4,506,565 in the three months ended September 30, 2008. Costs of services increased faster than revenues, resulting in the 6.51% decrease in gross margin from 18.12% down to 11.61% for the three months comparative periods ended September 30, 2007 and 2008, respectively. This is largely due to the revaluation of Chinese currency against the U.S. dollar. The average foreign exchange rate increased by approximately 7.85%, from RMB7.5108 to $1.00 for the three months ended September 30, 2007 to RMB6.8183 to $1.00 for the three months ended September 30, 2008.

•
General and Administrative Expenses. Our general and administrative expenses increased by 194.55% from $345,527 in the three months ended September 30, 2007 to $1,017,750 in the comparable three months in 2008. This change was primarily due to (1) increase of $194,954 in salaries and human resource expenses for high quality staff, (2) increase of $189,796 spent on legal fees, audit fees, investor relations and other expenses for our company’s public listing, (3) increase of $70,135 in renting more office space, (4) increase of $62,491 in travel for business development, (5) writing off bad debts of $45,825, and (6) the expenses in Trans Pacific and newly established Australian office.

Our general and administrative expenses will increase in the near term for Sarbanes-Oxley Section 404 compliance and business expansion. Meanwhile, we will tighten the budget and cut the non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 93.34% from $45,877 for the three months ended September 30, 2007 to $95,028 in the three months ended September 30, 2008, due to the increase of commission and travel expenses.

Operating Profit (Loss). We had an operating loss of $523,663 for the three months ended September 30, 2008, compared to an operating profit of $345,967 in the same three month period in 2007. Operating profit decreased 251.36% largely due to the increase in costs of services and general and administrative expenses.

Financial Income, Net. Our net financial income is $15,759 for the three months ended September 30, 2008, compared to our net financial expense of $24,077 for the three months ended September, 2007. The net financial income comes largely from the interest income from the money deposits in banks, mitigated by the foreign exchange losses recognized in financial statement consolidation. As described in above in Translation of Foreign Currency, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Net Income. As a result of the foregoing, we had loss before non-controlling interest in income of $507,904 for the three months ended September 30, 2008, compared to income before non-controlling interest in income of $321,890 for the three months ended September 30, 2007. After deduction of non-controlling interest in income and income taxes, net loss was $430,233 for the three months ended September 30, 2008, compared to net income of $190,718 for the three months ended September 30, 2007.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations. As of September 30, 2008, we had $9,300,292 in cash and cash equivalents, of which $200,556 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2008	2007
	US$	US$
Net cash provided by (used in) operating activities	(160,411)	332,811
Net cash used in investing activities	(144,800)	(219,936)
Net cash provided by (used in) financing activities	(6,535)	182,100
Net increase (decrease) in cash and cash equivalents	(302,958)	90,453
Cash and cash equivalents at beginning of period	9,603,250	526,091
Cash and cash equivalents at end of year	9,300,292	616,544

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of September 30, 2008, we had six branch offices conducting our shipping agency services in China and three operating offices in the USA, Australia and Hong Kong. Our sales were increased for the three months ended September 30, 2008 compared to September 30, 2007, but our gross margin declined mainly attributable to the increased costs of services that resulted from RMB revaluation. Net cash used in operating activities was $160,411 for the three months ended September 30, 2008, compared to net cash provided by operating activities of $332,811 for the three months ended September 30, 2007. The decrease of net cash in operating activities is mainly attributable to several factors, including (i) a net loss of $430,233 and (ii) an increase in accounts payable of $2,006,734. This was mitigated by the decrease in accounts receivable of $1,383,879.

Investing Activities

Net cash used in investing activities was $144,800 compared to that of $219,936 for the three months ended September 30, 2008 and 2007, respectively. We made capital expenditures of $144,800 and $218,436 for the three months ended September 30, 2008 and 2007, representing 2.84% and 5.52% of our total revenues, respectively. We expect that our capital expenditures will increase in the near term as our business continues to grow and as we improve our financial and accounting systems and infrastructure.

Financing Activities

Net cash provided by financing activities was $6,535 for the three months ended September 30, 2008 for the repayment of long term debt.

We believe that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises under non-cancelable leases. In December 2007, we leased additional office premises under two non-cancelable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, we leased additional office space which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the years ended June 30, 2008 and June 30, 2007 were $233,237 and $93,920, respectively. In August 2008, we leased one apartment and additional office for operating in Perth, Australia, which expire through August 30, 2009 for approximately $25,675 per year and August 31, 2009 for approximately $27, 305 per year. We leased one office in Zhoushan, China which expires through July 31, 2011 for approximately $27,866 for the total three years.

Below is a summary of our company’s contractual obligations and commitments at September 30, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$588,271	$433,450	$154,821	$--
Long-term debt	$60,900	$29,210	$31,690	$--
Total Obligations	$649,171	$462,660	$186,511	$--

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2008, our company has estimated its severance payments of approximately $163,861, which has not been reflected in our condensed consolidated financial statements.

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries, Trans Pacific, Sino-AUS and Sino-HK and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Trans Pacific and management fees paid by Sino-China. If Trans Pacific incurs debt on its own behalf in the future, the instruments governing its debt may restrict its ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

On November 13, 2007, we established a wholly foreign-owned enterprise, Trans Pacific, with a registered capital of $100,000. Under the current regulations in China, we can only transfer the funds raised from the initial public offering into China through Trans Pacific. Therefore, with Board approval, we applied to SAFE to increase Trans Pacific’s registered capital to $10 million. Our application for registered capital increase was approved in August 2008. In accordance with the requirements of the China’s Company Law, a company could invest 20% of registered capital within three months after the government’s approval date and the balance of the registered capital in two years. Accordingly, we plan to initially inject $2.9 million to Trans Pacific, increasing its registered capital from $100,000 to $3 million. The increased registered capital will be used to implement our strategic plan specified in our Registration Statement for the initial public offering.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by our company beginning July 1, 2009, as permitted. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on Emergence Issue Task Force (“ EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock . EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Previously, our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. On August 29, 2008, China’s SAFE imposed a new rule, Hui Zong Fa (2008) No. 142, which further tightens foreign investments into China and the use of these funds in investment in China. As such, we have to deposit part of funds from the initial public offering in the United States, China and other countries where we have subsidiaries with original maturities more than three months.

Foreign Exchange Risk

Our revenues and costs of services are denominated in both RMB and U.S. dollars. There has been significant international pressure on the Chinese government to permit the free floatation of the RMB resulting in an appreciation of the RMB against the U.S. dollar increased from RMB7.6155 to $1.00 up to RMB6.8591 to $1.00 on June 30, 2007 and 2008, respectively. The continuing increase of the exchange rate of the RMB against the U.S. dollar has severe impact on our inter-company transactions and balances. We had a foreign currency translation gain of $36,812 and $238,798 for the year ended June 30, 2007 and 2008. Our future gain or loss on foreign currency translation however depend on the trend of RMB revaluation, the proportion of cash and cash equivalents depositing in Sino-China and the volume of inter-company transactions.

As we have large amounts of cash on deposit, we will balance the money funds in U.S. dollar, RMB, Australian dollar. As we are U.S. company and our reporting currency is U.S. dollar, we will continue to deposit our cash from operation transactions and unused funds in the United States.

Item 4/4T. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2008, our company carried out an evaluation, under the supervision and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The annual report filed on September 29, 2008 for the fiscal year ended June 30, 2008 (SEC Accession No. 0001144204-08-055056) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2008
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$57,134
Business expansion in 15 to 35 main ports in China	5,930,941	118,268
Sarbanes-Oxley compliance	500,000	—
Marketing of company across China, United States and internationally	244,621	86,344
Develop information exchange system	400,000	—
Train staff	163,081	—
Fixed asset purchase	407,702	144,800
Miscellaneous expenses	407,702	8,734

Total	$8,154,048	$415,280

(c) Our company has not repurchased any of our common stock during the period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Index

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.*
3.2	Bylaws of Sino-Global Shipping America, Ltd.*
4.1	Specimen Certificate for Common Stock*
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, our company and Sino-China.*
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.*
10.5	Exclusive Equity Interest Purchase Agreement by and among our company, Cao Lei, Zhang Mingwei and Sino-China.*
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.8	Agency Agreement by and between our company and Beijing Shou Rong Forwarding Service Co., Ltd.*
13.1	Annual report of our company on Form 10-KSB for the year ended June 30, 2008.**
14.1	Code of Ethics of our company.**
21.1	List of subsidiaries of our company.***
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to our company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
**	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
***	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 4, 2008	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008 (audited)	F-2

Condensed Consolidated Statements of Operations for the three months Ended September 30, 2008 (unaudited) and 2007 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months Ended September 30, 2008 (unaudited) and 2007 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2008	2008
	US$	US$
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	9,300,292	9,603,250
Advances to suppliers	241,475	114,570
Accounts receivable, less allow ance for doubtful accounts of $2,895 as of
September 30, 2008 and $48,708 as of June 30, 2008	2,603,375	1,265,309
Other receivables	189,585	213,515
Prepaid expenses and other current assets	82,330	30,455
Total current assets	12,417,057	11,227,099

Security deposits	94,702	92,188
Property and equipment, net	1,156,100	1,068,527

Total Assets	13,667,859	12,387,814

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	29,210	28,450
Advances from customers	983,087	955,316
Accounts payable	3,059,792	1,053,058
Accrued expenses	72,775	73,023
Income taxes payable	3,842	168,011
Other current liabilities	96,768	108,531
Total Current Liabilities	4,245,474	2,386,389

Long-term debt less current maturities	31,690	38,984
Total Liabilities	4,277,164	2,425,373

Non-Controlling interest	107,342	260,001
Commitments and contingency

Shareholders' equity
Capital stock	7,709,745	7,709,745
Additional paid-in capital	1,498,033	1,498,033
Retained earnings	1,356,784	1,787,017
Accumulated other comprehensive income (loss)	2,373	(8,773)
Unearned Compensation	(1,283,582)	(1,283,582)
	9,283,353	9,702,440
Total Liabilities and Shareholders' Equity	13,667,859	12,387,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,
	2008	2007
	US$	US$
Revenues	5,098,677	3,987,945

Costs and expenses
Costs of services	(4,506,565)	(3,247,231)

General and administrative expense	(1,017,750)	(345,527)
Selling expense	(95,028)	(49,151)
Other	(2,997)	(69)
	(5,622,340)	(3,641,978)
Operating Income (loss)	(523,663)	345,967

Financial income (expense), net	15,759	(24,077)
	15,759	(24,077)
Net income (loss) before taxes	(507,904)	321,890

Income taxes	(72,630)	(119,388)

Net income (loss) from continuing operations before non-controlling interest in
income	(580,534)	202,502

Non-controlling interest in income (loss)	(150,301)	11,784

Net income (loss)	(430,233)	190,718

Earnings (loss) per share
-Basic	(0.19)	0.11
-Diluted	(0.19)	0.11
Weighted average number of shares used in computation
-Basic	2,247,839	1,800,000
-Diluted	2,247,839	1,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

CONSOLIDATED STAEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2008	2007
	US$	US$
Operating Activities

Net income (loss)	(430,233)	190,718
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities
Depreciation	57,227	33,526
Non-controlling interest in income (loss)	(150,301)	11,784
Provision for doubtful accounts	45,813	-
Changes in assets and liabilities
Increase in advances to supplier	(126,905)	(1,678,000)
Increase in accounts receivable	(1,383,879)	(2,704,807)
Decrease (Increase) in other receivables	23,930	(94,206)
Decrease (Increase) in prepaid expense and other current assets	(51,875)	699
Increase in security deposits	(2,514)	-
Increase in advances from customers	27,771	2,424,513
Increase in accounts payable	2,006,734	1,915,501
Decrease in accrued expenses	(248)	(269)
Increase in income taxes payable	(164,169)	107,487
(Decrease) increase in other current liabilities	(11,762)	125,865

Net cash provided by (used in) operating activities	(160,411)	332,811

Investing Activities
Capital expenditures and other additions	(144,800)	(218,436)
Payments to related party	-	(1,500)

Net cash used in investing activities	(144,800)	(219,936)

Financing Activities
Payments of bank loans	-	(44,828)
Payments of long-term debt	(6,535)	-
Capital contribution of non-controlling interest	-	226,928

Net cash provided by (used in) financing activities	(6,535)	182,100

Effect of exchange rate fluctuations on cash and cash equivalents	8,788	(204,522)

Net increase (decrease) in cash and cash equivalents	(302,958)	90,453

Cash and cash equivalents at beginning of period	9,603,250	526,091

Cash and cash equivalents at end of period	9,300,292	616,544

Supplemental information
Interest paid	1,340	543
Income taxes paid	234,000	30,814

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

The Company is listed on the NASDAQ Capital Market as a result of its Initial Public Offering (IPO) on May 20, 2008.

The Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. The Company established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK will become the Company’s control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. The Company also established a new branch in Zhoushan, Jiangsu province, China on August 28, 2008.

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing and has branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang. Sino-China holds four local shipping service licenses in China to serve as a local shipping agent in Ningbo, Qingdao, Tianjin, and Fangchenggang. Sino-China has applied for a local shipping agent license in Qinhuangdao. The Company provides general shipping agency services in 76 ports in China and one port in Australia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China.

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

(b) Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

The Company decided not to elect the fair value option as prescribed by FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, for its financial assets and liabilities not already reported at fair value. The Company elected the one year deferral allowed for adopting SFAS 157, “Fair Value Measurements”, for non-financial assets and liabilities.

(c) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and unearned compensation.

Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS and Trans Pacific in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the years. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

(e) Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Cash balances in the United States are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

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

(g) Revenue recognition

The Company charges shipping agency fees in two ways: (1) fixed fees that are predetermined with the customer, and (2) cost-plus fees that are calculated based on the actual costs incurred plus a markup. The Company generally requires payments in advance from customers and bills them on the balance within 30 days after the transactions are completed. Revenues are recognized from shipping agency services upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

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

(h) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and records general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Management has determined that an allowance of $2,896 was required at September 30, 2008. Accounts are written off after exhaustive efforts at collection. For the three months ended September 30, 2008, the management wrote off uncollected accounts of $45,813.

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

The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of September 30, 2008, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the three months ended September 30, 2008, the Company did not incur any interest or penalties.

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

(j) Earnings per share

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

Earnings per share data has been retroactively adjusted for all periods presented to reflect the recapitalization of the Company further discussed in Note 9.

(k) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by the Company beginning July 1, 2009, as permitted. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its condensed consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on Emergence Issue Task Force (“ EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock . EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on its condensed consolidated financial statements.

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

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

5. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	June 30,
	2008	2008
	US$	US$
	(Unaudited)	(Audited)

Land and building	72,913	72,479
Motor vehicles	1,203,232	1,085,139
Computer equipment	106,459	90,990
Office equipment	37,029	28,188
Furniture & Fixtures	20,460	19,088
System softw are	17,729	17,623
Leasehold improvement	81,467	80,983
Total	1,539,290	1,394,490
Less : Accumulated depreciation and amortization	383,190	325,963
Property and equipment, net	1,156,100	1,068,527

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2008	2008
	US$	US$
	(Unaudited)	(Audited)

Payable to bank, collateralized by a Company automobile, payable in monthly	60,900	67,434
installments of $2,743, including interest at 8.18% through September 2010
	60,900	67,434
Less - Current maturities	29,210	28,450
	31,690	38,984

Future annual matureities are as follows:

Amount
US$
Year ending September 30,
2009	$29,210
2010	31,690
Thereafter	-
$60,900

Interst expense was approximately $1,340 for the three months ended September 30, 2008.

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30,	June 30,
	2008	2008
	US$	US$
	(Unaudited)	(Audited)
Paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income (loss)	(29,932)	(27,572)
Accumulated deficit	(222,987)	(72,688)
Other adjustments	2,817	2,817
	107,342	260,001

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises under non-cancelable leases. In December 2007, the Company leased additional office premises under two non-cancelable leases which expire through January 13, 2010 for approximately $317,000 per year. In February 2008, the Company leased additional office space which expires through January 31, 2009 for approximately $10,800 per year. Rent expense under operating leases for the years ended June 30, 2008 and June 30, 2007 were $233,237 and $93,920, respectively. In August 2008, the Company leased one apartment and additional office for operating in Perth, Australia, which expires through August 30, 2009 for approximately $25,675 per year and August 31, 2009 for approximately $27, 305 per year. The Company leased one office in Zhoushan, China which expires through July 31, 2011 for approximately $27,866 for the total three years. Future minimum lease payments under non-cancelable operating leases agreements were as follows:

Amount
US$
Period ending September 30,
2009	433,450
2010	136,186
2011	18,635
Thereafter	-
588,271

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2008, the Company has estimated its severance payments of approximately $163,861, which has not been reflected in its consolidated financial statements.

9. CAPITAL STOCK

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

On May 20, 2008, the Company completed its initial public offering of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684.

10. MAJOR CUSTOMER

For the three months ended September 30, 2008, approximately 69% of the Company’s revenues were from two customers. For the three months ended September 30, 2007, approximately 42% of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009.

11. SUBSEQUENT EVENTS

In October 2008, the Board approved a stock repurchase program, under which the Company may repurchase up to 10% of its outstanding common stock on the open market or in privately negotiated transactions for a period of 12 months, beginning in October 2008.