Form 10-Q
period 2008-12-31
Sino-Global Shipping America, Ltd.
filed 2009-02-13
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,973,932 issued and outstanding shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and accurately provide shipping agency services;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China (“PRC”);
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. Our company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, we amended the Articles of Incorporation and Bylaws to merge into a new corporation with the current name of Sino-Global Shipping America, Ltd., in Virginia.

Our principal geographic market is in the PRC. As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with six branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang and Zhoushan, we provide general shipping agency services in 76 ports in China.

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

On May 20, 2008, we completed an initial public offering of 1,229,032 ordinary shares at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day.

We formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia, one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia.

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports.

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. As of December 31, 2008, we repurchased 55,100 shares of our common stock from the open market at an average price of $2.88 per share including trading expenses.

Revenues

For the six and three month periods ended December 31, 2008, our total revenues amounted to approximately $9.57 million and $4.47 million, respectively. Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these amounts from our gross revenues to arrive at our total revenues.

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

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business to cover more ports in the PRC. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, which transport goods from all ports around the world to China.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of services, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the six and three month periods ended December 31, 2008 mainly due to the increased value of the Chinese RMB against the U.S. dollar. Our general and administrative expenses also increased significantly during the six and three month periods ended December 31, 2008, compared to those expenses for the same periods in 2007. This is largely due to increased personnel expenses, public company listing expenses and business expansion. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2008		2007		Change
	US$	%	US$	%	US$	%
Revenues	9,573,195	100.00	8,144,189	100.00	1,429,006	17.55

Costs and expenses
Costs of services	8,562,514	89.44	6,534,171	80.23	2,028,343	31.04
General and administrative	2,173,456	22.70	908,511	11.16	1,264,945	139.23
Selling	236,688	2.47	94,242	1.16	142,446	151.15
Other expense	1,260	0.01	522	0.01	738	141.38
Total costs and expenses	10,973,918	114.62	7,537,446	92.56	3,436,472	45.59

	For the three months ended December 31,
	2008		2007		Change
	US$	%	US$	%	US$	%
Revenues	4,474,518	100.00	4,156,244	100.00	318,274	7.66

Costs and expenses
Costs of services	4,055,949	90.65	3,286,940	79.08	769,009	23.40
General and administrative	1,155,706	25.83	562,984	13.55	592,722	105.28
Selling	141,660	3.17	45,091	1.08	96,569	214.16
Other expense (income)	(1,737)	(0.04)	453	0.01	2,190	(483.44)
Total costs and expenses	5,351,578	119.61	3,895,468	93.72	1,456,110	37.38

Costs of Services. Costs of services represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of services on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of services to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of services could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of services, as a percentage of our total revenues, increased from 80.23% to 89.44% for the six months and from 79.08% to 90.65% for the three months ended December 31, 2007 and 2008, respectively. This is in line with the devaluation of U.S. dollars against the Chinese RMB in the same periods.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses increased significantly in the first six months of the 2009 fiscal year due to expenses spent on setting up Sino-Global HK and a new branch in Zhoushan for Sino-China, recruitment of new personnel, spending on travel and publicity. We have incurred additional general and administrative expenses as we have expanded our operations and begun to operate as a publicly listed company in the United States.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses increased in both absolute amount and as a percentage of our total net revenues for the six and three months ended December 31, 2008, mainly due to the increase in the number of ports we served in China and overseas.

Taxation

Because we and Sino-China are incorporated in different jurisdictions, we file separate income tax returns. We are subject to income and capital gains taxes in the United States. Additionally, dividend payments made by our company are subject to withholding tax in the United States.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China is registered as a PRC domestic company and governed by the Enterprise Income Tax Laws of the PRC. Its taxable incomes are subject to an enterprise income tax rate of 33%. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of the PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced our income tax rate from 33% to 25% since January 1, 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law broadens the tax reductions in terms of categories and extents for the domestic companies. We expect that the new income tax law will bring with it a positive impact on our company’s net profit in 2009 and onwards.

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

Revenue Recognition

Revenue comprises the value of charges for the services in the ordinary course of our company’s activities and disbursements made on behalf of customers. Revenues are recognized from shipping agency services upon completion of the services, which generally coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

Some contracts are signed with a term that revenues are recognized as a mark up of actual expenses incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and expenses based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounts Receivable.”

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

The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our non-controlling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

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

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. We have determined that an allowance of $2,893 was required at December 31, 2008. For the six months ended December 31, 2008, management wrote off uncollected accounts of $45,815.

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

We generally obtain advance payment of our shipping agency fees prior to providing service to our clients. This significantly reduces the amount of accounts receivable when the shipping agency fees are recognized. To the extent our estimates are insufficient; we bill our clients for the balance to be paid within 30 days.

We use advance payments to pay a number of fees on behalf of our clients before their ships arrive in port, including harbor, berthing, mooring/unmooring, tonnage, immigration, quarantine and tug hire fees. We record the amounts we receive as Advances from Customers and the amounts we pay as Advances to Suppliers. We recognize revenues and expenses once the client’s ship leaves the harbor and the client pays any outstanding amounts. In some cases, a delay in receiving bills will require us to estimate the Service Revenues and Costs of Services in accordance with the rate and formulas approved by the Ministry of Communications. When this happens, we record the difference between Service Revenues (as recognized) and Advances from Customers as Accounts Receivable and the difference between Cost of Services and Advances to Suppliers as Accounts Payable. To the extent we recognize revenues and costs in this way, our Accounts Receivable and Accounts Payable will reflect this estimation until we receive the bills and information we require to adjust revenues and expenses to reflect our actual Service Revenues and Cost of Services. Any adjustment to actual from the estimated Revenues and Cost of Services recorded has been and is expected to be immaterial.

Property and Equipment

We state property and equipment at historical cost less accumulated depreciation and amortization. Historical cost consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. We provide for depreciation and amortization in amounts sufficient to expense the related cost of depreciable assets for operations over their estimated useful lives. Depreciation and amortization are calculated on a straight-line basis to write off the cost of assets to their residual values over their estimated useful lives as follows:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years

We calculate gains and losses on disposals by comparing proceeds with the carrying amount of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If an impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. We have determined that there were no impairments for the six months ended December 31, 2008.

Translation of Foreign Currency

The accounts of our company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is the U.S. dollar, while Sino-China reports its financial position and results of operations in Renminbi. The accompanying condensed consolidated financial statements are presented in U.S. dollars. Foreign currency transactions are translated into U.S. dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China, Trans Pacific, Sino-Global HK and Sino-Global AUS in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in non-controlling interest.

2009 Growth Expectation

We expected that our 2009 revenues would increase about 50% to 65% from the 2008 fiscal year, reaching total revenues ranging from $22.64 million to $24.89 million for the 2009 fiscal year. For the first six months ended December 31, 2008, we achieved total revenues of $9.57 million, about 38% of our 2009 fiscal year target, or about 12% lower than our prorated expectation for the first half of the 2009 fiscal year.

The financial crisis has brought with it a severely negative impact upon the world economy in general and to China’s economy in particular. We began to experience significant economic decline starting in October 2008, due to a reduction in the amount of goods from overseas imported by Chinese companies. It is difficult to anticipate whether the situation will turn around or continue to deteriorate in the second half of the 2009 fiscal year.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. Our business has evolved rapidly since we commenced operations in 2001. Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	For the six months ended December 31,		For the three months Ended December 31,
	2008	2007	2008	2007
	US$	US$	US$	US$
Revenues	9,573,195	8,144,189	4,474,518	4,156,244

Costs and expenses
Costs of services	8,562,514	6,534,171	4,055,949	3,286,940
General and administrative expense	2,173,456	908,511	1,155,706	562,984
Selling expense	236,688	94,242	141,660	45,091
Other expenses	1,260	522	(1,737)	453
Total costs and expenses	10,973,918	7,537,446	5,351,578	3,895,468

Operating income (loss)	(1,400,723)	606,743	(877,060)	260,776

Financial income (expense), net	(74,553)	42,574	(90,312)	66,651

Net income (loss) before taxes (benefit)	(1,475,276)	649,317	(967,372)	327,427

Income taxes (benefit)	226,296	30,741	153,666	(88,647)

Net income (loss) from continuing operations before non-controlling interest in income (loss)	(1,701,572)	618,576	(1,121,038)	416,074

Non-controlling interest in income (loss)	(369,993)	60,037	(219,692)	48,253

Net income (loss)	(1,331,579)	558,539	(901,346)	367,821

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues. Our total revenues increased by 7.66% from $4,156,244 for the three months ended December 31, 2007 to $4,474,518 for the comparable three months in 2008. The number of ships that generated revenues for us increased from 44 to 47 for the comparable three months in 2007 and 2008, respectively. Following the onset of the worldwide financial crisis, the number of ships carrying imported goods to China declined significantly. However, despite the financial crisis, we were able to achieve a slight increase in total revenues for the period.  Our Australian office provided services to 9 of the 47 vessels which we provided services to in the three months ended December 31, 2008.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 37.38% from $3,895,468 for the three months ended December 31, 2007 to $5,351,578 for the three months ended December 31, 2008. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Services. Our cost of services increased by 23.40% from $3,286,940 for the three months ended December 31, 2007 to $4,055,949 for the three months ended December 31, 2008. Costs of services increased faster than revenues, resulting in a 11.57% decrease in gross margin from 20.92% down to 9.35% for the three months comparative periods ended December 31, 2007 and 2008, respectively. This is largely due to the revaluation of Chinese currency against the U.S. dollar. The average foreign exchange rate increased by 8.64%, from RMB7.4300 to $1.00 for the three months ended December 31, 2007 to RMB6.8390 to $1.00 for the three months ended December 31, 2008. Costs of services also increased because of overtime payments made to local ports during the Chinese National Day holiday in October.

•
General and Administrative Expenses. Our general and administrative expenses increased by 105.28% from $562,984 for the three months ended December 31, 2007 to $1,155,706 for the comparable three months in 2008. This change was primarily due to (1) an increase of $147,802 in salaries and human resource expenses for our staff, (2) an increase of $235,377 spent on legal fees, audit fees, investor relations and other expenses for our company’s public listing, (3) an increase of $60,551 in renting more office space for our offices in China and overseas, (4) an increase of $71,417 in travel for business development, (5) an increase of $11,200 in professional services such as capital verification, accounting and tax advice and legal advice for our business expansion in China and overseas, and (6) $31,728 for development of the new management information system.

Our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 214.16% from $45,091 for the three months ended December 31, 2007 to $141,660 for the three months ended December 31, 2008, due to the increase of business promotion and travel expenses, and the expenses for our Hong Kong and Australian offices.

Operating Profit (Loss). We had an operating loss of $877,060 for the three months ended December 31, 2008, compared to operating income of $260,776 in the same three month period in 2007. Operating income decreased 436.33% largely due to the increase in costs of services and general and administrative expenses.

Financial Income, Net. Our net financial expense was $90,312 for the three months ended December 31, 2008, compared to our net financial income of $66,651 for the three months ended December 31, 2007. The net financial income comes largely from interest income from the money deposits in banks, mitigated by the foreign exchange losses recognized in financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. Our funds deposited in Australian dollars contributed in large part to the foreign currency exchange losses.

Net Income. As a result of the foregoing, we had a net loss from continuing operations before non-controlling interest in loss of $1,121,038 for the three months ended December 31, 2008, compared to net income from continuing operations before non-controlling interest in income of $416,074 for the three months ended December 31, 2007. After deduction of non-controlling interest in income (loss) and income taxes (benefit), net loss was $901,346 for the three months ended December 31, 2008, compared to net income of $367,821 for the three months ended December 31, 2007.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Revenues. Our total revenues increased by 17.55% from $8,144,189 for the six months ended December 31, 2007 to $9,573,195 for the comparable six months in 2008. The number of ships that generated revenues for us decreased from 123 to 108 for the comparable six months in 2007 and 2008, respectively. Since the onset of the financial crisis, the number of ships carrying imported goods to China declined significantly, from 61 vessels in the first quarter down to 47 vessels in the second quarter of the 2008 fiscal year. Of the 108 vessels that we provided services to during the six months ended December 31, 2008, 9 vessels were contributed by our Australia office.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 45.59% from $7,537,446 for the six months ended December 31, 2007 to $10,973,918 for the six months ended December 31, 2008. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Services. Our cost of services increased by 31.04% from $6,534,171 for the six months ended December 31, 2007 to $8,562,514 for the six months ended December 31, 2008. Costs of services increased faster than revenues, resulting in a 9.21% decrease in gross margin from 19.77% down to 10.56% for the six months comparative periods ended December 31, 2007 and 2008, respectively. This is largely due to the revaluation of Chinese currency against the U.S. dollar. The average foreign exchange rate increased by 9.52%, from RMB7.4894 to $1.00 for the six months ended December 31, 2007 to RMB6.8384 to $1.00 for the six months ended December 31, 2008.

•
General and Administrative Expenses. Our general and administrative expenses increased by 139.23% from $908,511 for the six months ended December 31, 2007 to $2,173,456 for the comparable six months in 2008. This increase was primarily due to (1) an increase of $346,186 in salaries and human resource expenses for our staff, (2) an increase of $426,694 in legal fees, audit fees, investor relations and other expenses for our company’s public listing, (3) an increase of $156,828 in renting additional office space for our offices in China and overseas, (4) an increase of $103,690 in travel for business development, (5) an increase of $63,498 in professional services such as capital verification, accounting and tax advice and legal advice for our business expansion in China and overseas, and (6) $31,728 for development of the new management information system.

Our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 151.15% from $94,242 for the six months ended December 31, 2007 to $236,688 for the six months ended December 31, 2008, due to an increase in business promotion and travel expenses, and the expenses for our Hong Kong and Australia offices.

Operating Profit (Loss). We had an operating loss of $1,400,723 for the six months ended December 31, 2008, compared to operating income of $606,743 for the same six month period in 2007. Operating income decreased 330.86% largely due to the increase in costs of services and general and administrative expenses.

Financial Income, Net. Our net financial expense was $74,553 for the six months ended December 31, 2008, compared to our net financial income of $42,574 for the six months ended December 31, 2007. The net financial income comes largely from interest income from money deposits in banks, mitigated by the foreign exchange losses recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. Our funds deposited in Australian dollars contributed in large part to foreign currency exchange losses.

Net Income. As a result of the foregoing, we had a net loss from continuing operations before non-controlling interest in loss of $1,701,572 for the six months ended December 31, 2008, compared to net income from continuing operations before non-controlling interest in income of $618,576 for the six months ended December 31, 2007. After deduction of non-controlling interest in income (loss) and income taxes, net loss was $1,331,579 for the six months ended December 31, 2008, compared to net income of $558,539 for the six months ended December 31, 2007.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of December 31, 2008, we had $7,708,539 in cash and cash equivalents, of which $224,239 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2008	2007
	US$	US$
Net cash provided by (used in) operating activities	(1,548,172)	753,886
Net cash used in investing activities	(183,718)	(197,980)
Net cash used in financing activities	(172,367)	(45,791)
Net increase (decrease) in cash and cash equivalents	(1,894,711)	455,151
Cash and cash equivalents at beginning of year	9,603,250	526,091
Cash and cash equivalents at end of year	7,708,539	981,242

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of December 31, 2008, we had six branch offices conducting our shipping agency services in China and three operating offices in the USA, Australia and Hong Kong. Our sales continued to increase for the six months ended December 31, 2008 compared to the same period in 2007, but our gross margin declined, which was mainly attributable to the increased costs of services that resulted from the RMB revaluation. Net cash used in operating activities was $1,548,172 for the six months ended December 31, 2008, compared to net cash provided by operating activities of $753,886 for the six months ended December 31, 2007. The decrease of net cash in operating activities is mainly attributable to several factors, including (i) a net loss of $1,331,579 and a non-controlling interest in income loss of $369,993, (ii) an increase in accounts receivable of $979,662 and (3) a decrease in advance payments from customers of $946,971. This was mitigated by the increase in accounts payable of $2,149,337.

Investing Activities

Net cash used in investing activities was $183,718 compared to that of $197,980 for the six months ended December 31, 2008 and 2007, respectively. We made capital expenditures of $183,718 and $197,702 for the six months ended December 31, 2008 and 2007, representing 1.92% and 2.43% of our total revenues, respectively. We expect that our capital expenditures will increase in the near term as our business continues to grow and as we improve our financial and accounting systems and infrastructure.

Financing Activities

Net cash provided by financing activities was $172,367 for the six months ended December 31, 2008, of which $158,624 was used to repurchase 55,100 of our outstanding shares of common stock from the open market.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises under operating leases. In December 2007, we leased additional office premises under two leases which were set to expire January 13, 2010 for approximately $317,000 per year. These two leases were terminated in December 2008 and were replaced by a new lease which expires in January 2010 for approximately $61,000 a year.  In October and November 2008, the Company leased four apartments for its employees which expire in November 2009 for approximately $16,000 a year.  In August 2008, we leased one apartment and an additional office for operating in Perth, Australia, which expire August 30, 2009 for $25,675 per year and August 31, 2009 for $27,305 per year, respectively. We leased one office in Zhoushan, China which expires July 31, 2011 for $27,866 for the total three year lease. In October 2008, the Company leased one office for operating in Hong Kong, which expires September 30, 2010 for $9,288 per year. In November 2008, the Company leased one apartment in Hong Kong, which expires November 14, 2009 for $12,075 per year.

Below is a summary of our company’s contractual obligations and commitments as of December 31, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$551,439	$347,240	$204,199	$—
Long-term debt	$53,691	$29,740	$23,951	$—
Total Obligations	$605,130	$376,980	$228,150	$—

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of December 31, 2008, our company has estimated its severance payments to be approximately $164,000, which has not been reflected in our condensed consolidated financial statements.

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries, Trans Pacific, Sino-AUS and Sino-HK and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by Trans Pacific and management fees paid by Sino-China. If Trans Pacific incurs debt on its own behalf in the future, the instruments governing its debt may restrict its ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital. This capital requirement was met as of December 31, 2008.

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

On November 13, 2007, we established a wholly foreign-owned enterprise, Trans Pacific, with registered capital of $100,000. Under the current regulations in China, we can only transfer the funds raised from the initial public offering into China through Trans Pacific. Therefore, with Board approval, we applied to SAFE to increase Trans Pacific’s registered capital to $10 million. Our application for an increase in registered capital was approved in August 2008. In accordance with the requirements of the China’s Company Law, a company could invest 20% of its registered capital within three months after the government’s approval date and the balance of the registered capital in two years. Accordingly, we injected $2.9 million to Trans Pacific in 2008, increasing its registered capital from $100,000 to $3 million. The increased registered capital will be used to implement our strategic plan specified in our Registration Statement for the initial public offering.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which is effective for annual periods beginning after December 15, 2008. Early adoption is prohibited, and, accordingly, the Company has not yet adopted SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing the impact of SFAS 160; the Company believes the adoption of this standard will have a material effect on its consolidated shareholders’ equity. The Company’s shareholders’ equity will increase or decrease by the amount of the non-controlling interest currently reported outside of equity. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s net income or loss.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by our company beginning July 1, 2010, as permitted. We will adopt the provisions of SFAS No. 157 for financial assets and liabilities on July 1, 2009. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on Emergence Issue Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Previously, our exposure to interest rate risk primarily related to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. On August 29, 2008, China’s SAFE imposed a new rule, Hui Zong Fa (2008) No. 142, which further tightens foreign investments into China and the use of these funds in investment in China. As such, we have to deposit a portion of the funds from the initial public offering in the United States, China and other countries where we have certificates of deposit with original maturities more than three months. The cash has been deposited in large and reputable banks in different countries. In so doing, we are trying to control the risk of loss.

Foreign Exchange Risk

Our revenues and costs of services are denominated in both RMB and U.S. dollars. There has been significant international pressure on the Chinese government to permit the free flotation of the RMB resulting in appreciation of the RMB against the U.S. dollar from RMB7.3674 to $1.00 up to RMB6.8531 to $1.00 on December 31, 2007 and 2008, respectively. The continued increase of the exchange rate of the RMB against the U.S. dollar has had a severe impact on our inter-company transactions and balances. We had a foreign currency translation gain of $49,480 as of December 31, 2007, but a foreign currency translation loss of $156,074 as of December 31, 2008. Our future gain or loss on foreign currency translation depends on the trend of RMB revaluation, the proportion of cash and cash equivalents deposited in Sino-China and the volume of inter-company transactions.

As we have large cash deposits, we will balance the funds in U.S. dollars, RMB, and Australian dollars. As we are a U.S. company and our reporting currency is the U.S. dollar, we will continue to deposit our cash from operations and any unused funds in the United States.

Item 4/4T.	Controls and Procedures

Disclosure Controls and Procedures

For the purpose of improving our management efficiency and effectiveness, we started the implementation of a new accounting and management information system using SAP Business One software.

As of December 31, 2008, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 or the first half of the 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

We have experienced the following material changes to our previously disclosed risk factors.

Economic conditions and the continued weakening of the global and Chinese economies could materially adversely affect our company.

Our operation and performance depend significantly on worldwide economic conditions and their impact on Chinese and international shipping companies that seek to ship materials to and from China.  General economic indicators both globally and in China have deteriorated significantly, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings. These conditions may remain depressed for the foreseeable future.  In addition to this general economic deterioration, fluctuations in fuel and other energy costs, access to credit, and other macroeconomic conditions could harm demand for our shipping agency services as our customers forego shipping agency services by attempting to provide such services in-house.  These and other economic conditions could have a material adverse affect on our financial condition and operating results.

Current levels of market volatility are unprecedented and deteriorating conditions in the global credit markets could materially adversely affect our company.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent months, the volatility and disruption have reached unprecedented levels.  Notwithstanding various actions by the U.S., Chinese, and other foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investments banks, insurers and other financial institutions have caused the broader credit markets to continue to deteriorate.  In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Moreover, significant deterioration in the financial condition of large financial institutions has resulted in a severe loss of liquidity and availability in both Chinese and global credit markets and in higher borrowing costs and more stringent borrowing terms.  Recessionary conditions in both the Chinese and global economies threaten to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates.  Persistence of these conditions could have a material adverse effect on our access to debt and the terms and cost of that debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)
The annual report filed on September 29, 2008 for the fiscal year ended June 30, 2008 (SEC Accession No. 0001144204-08-055056) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2008
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	300,287
Sarbanes-Oxley compliance	500,000	—
Marketing of company across China, United States and internationally	244,621	176,939
Develop information exchange system	400,000	31,720
Train staff	163,081	—
Fixed asset purchase	407,702	328,518
Miscellaneous expenses	407,702	103,234
Stock repurchases	—	158,264

Total	$8,154,048	$1,202,848

(c)	Our company has repurchased 55,100 shares of our common stock during the period ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.*
3.2	Bylaws of Sino-Global Shipping America, Ltd.*
4.1	Specimen Certificate for Common Stock*
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.*
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.*
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.*
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.*
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.*
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.*
13.1	Annual report of our company on Form 10-KSB for the year ended June 30, 2008.**
14.1	Code of Ethics of our company.**
21.1	List of subsidiaries of our company.***
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
**	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
***	Incorporated by reference to our company’s Form 10-Q filed on November 4, 2008, File No. 001-34024.
****	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 13, 2009	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008	F-2

Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2008 (unaudited) and 2007 (unaudited), and for the Three Months Ended December 31, 2008 (unaudited) and 2007 (unaudited)
F-3

Condensed Consolidated Statements of Cash Flows for the Six months Ended December 31, 2008 (unaudited) and 2007 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	US$	US$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	7,708,539	9,603,250
Advances to suppliers	65,338	114,570
Accounts receivable, less allowance for doubtful accounts of $2,893 as of December 31, 2008 and $48,708 as of June 30, 2008	2,199,156	1,265,309
Other receivables	274,110	213,515
Prepaid expenses and other current assets	49,969	30,455
Prepaid income taxes	53,929	-

Total current assets	10,351,041	11,227,099

Property and equipment, net	1,166,648	1,068,527
Security deposits	55,721	92,188
Total assets	11,573,410	12,387,814

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	29,740	28,450
Advances from customers	8,345	955,316
Accounts payable	3,202,395	1,053,058
Accrued expenses	92,639	73,023
Income taxes payable	-	168,011
Other current liabilities	104,549	108,531
Total current liabilities	3,437,668	2,386,389

Long-term debt less current maturities	23,951	38,984
Total liabilities	3,461,619	2,425,373

Non-controlling interest	(111,789)	260,001
Commitments and contingency

Shareholders’ equity
Capital stock	7,709,745	7,709,745
Additional paid-in capital	1,498,033	1,498,033
Treasury stock, at cost	(158,624)	-
Retained earnings	455,438	1,787,017
Accumulated other comprehensive income (loss)	2,570	(8,773)
Unearned Compensation	(1,283,582)	(1,283,582)
	8,223,580	9,702,440

Total liabilities and shareholders’ equity	11,573,410	12,387,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2008	2007	2008	2007
	US$	US$	US$	US$

Revenues	9,573,195	8,144,189	4,474,518	4,156,244

Costs and expenses
Costs of services	(8,562,514)	(6,534,171)	(4,055,949)	(3,286,940)

General and administrative expense	(2,173,456)	(908,511)	(1,155,706)	(562,984)
Selling expense	(236,688)	(94,242)	(141,660)	(45,091)
Other income (expense)	(1,260)	(522)	1,737	(453)
	(10,973,918)	(7,537,446)	(5,351,578)	(3,895,468)

Operating income (loss)	(1,400,723)	606,743	(877,060)	260,776

Financial income (expense), net	(74,553)	42,574	(90,312)	66,651
	(74,553)	42,574	(90,312)	66,651

Net income (loss) before taxes (benefit)	(1,475,276)	649,317	(967,372)	327,427

Income taxes (benefit)	226,296	30,741	153,666	(88,647)

Net income (loss) from continuing operations before non-controlling interest in income (loss)	(1,701,572)	618,576	(1,121,038)	416,074

Non-controlling interest in income (loss)	(369,993)	60,037	(219,692)	48,253

Net income (loss)	(1,331,579)	558,539	(901,346)	367,821

Earnings (loss) per share
-Basic	(0.44)	0.31	(0.30)	0.20
-Diluted	(0.44)	0.31	(0.30)	0.20

Weighted average number of shares used in computation
-Basic	2,995,048	1,800,000	3,003,206	1,800,000
-Diluted	2,995,048	1,800,000	3,003,206	1,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2008	2007
	US$	US$
Operating activities
Net income (loss)	(1,331,579)	558,539
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	85,597	73,482
Non-controlling interest in income (loss)	(369,993)	60,037
Provision for doubtful accounts	45,815	-
Changes in assets and liabilities
Increase in advances to supplier	49,232	410,370
Increase in accounts receivable	(979,662)	(83,960)
Increase in other receivables	(60,595)	(372,475)
Increase in prepaid expense and other current assets	(19,514)	(534)
Increase in security deposits	36,467	-
Decrease in advances from customers	(946,971)	(335,258)
Increase in accounts payable	2,149,337	239,104
(Decrease) increase in accrued expenses	19,616	(2,836)
(Decrease) increase in income taxes payable	(221,940)	18,320
(Decrease) increase in other current liabilities	(3,982)	189,097

Net cash provided by (used in) operating activities	(1,548,172)	753,886

Investing activities
Capital expenditures and other additions	(183,718)	(197,702)
Payments from related party	-	1,249,722
Cash escrow	-	(1,250,000)

Net cash used in investing activities	(183,718)	(197,980)

Financing activities
Payments of bank loans	-	(45,791)
Payments of long-term debt	(13,743)	-
Payments for treasury stock	(158,624)	-

Net cash used in financing activities	(172,367)	(45,791)

Effect of exchange rate fluctuations on cash and cash equivalents	9,546	(54,964)

Net increase (decrease) in cash and cash equivalents	(1,894,711)	455,151

Cash and cash equivalents at beginning of period	9,603,250	526,091

Cash and cash equivalents at end of period	7,708,539	981,242

Supplemental information
Interest paid	-	543
Income taxes paid	387,142	34,366

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

The Company is listed on the NASDAQ Capital Market as a result of its Initial Public Offering (“IPO”) on May 20, 2008.

The Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. The Company established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK will become Sino-Global’s control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports.

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing and has branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Zhoushan and Fangchenggang. Sino-China holds four local shipping service licenses in China to serve as a local shipping agent in Ningbo, Qingdao, Tianjin, and Fangchenggang. The Company provides general shipping agency services in 76 ports in China and one port in Hong Kong. The Company signed an agreement with Monson Agencies Australia, one of the largest shipping agency service providers in Australia. Through Monson, the Company is able to provide general shipping agency services to all ports in Australia.

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

            Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. On November 14, 2007, the Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

            The accounts of Sino-China are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in the Company’s total sales, its income (loss) from operations is consolidated with the Company’s, and the Company’s net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income. The Company’s non-controlling interest in its income is then subtracted in calculating the net income (loss) attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

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

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars.  Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in Non-controlling interest.

(e) Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. Cash balances in the United States are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. Management has determined that there were no impairments at the balance sheet dates.

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

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of December 31, 2008, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the three months ended December 31, 2008, the Company did not incur any interest or penalties.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China is registered as a PRC domestic company and governed by the Enterprise Income Tax Laws of the PRC. Its taxable incomes were subject to an enterprise income tax rate of 33% until December 31, 2007. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of the PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced our income tax rate from 33% to 25% since January 1, 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law broadens the tax reductions in terms of categories and extents for the domestic companies.

PRC Business Tax and Surcharges

Revenues from services provided by Sino-China and its branches are subject to the PRC business tax of 5% and additional surcharges of 0.5%. Business tax and surcharges are paid on gross revenues generated from our shipping services minus the costs of services which are paid on behalf of our customers.

In addition, under the PRC regulations, Sino-China is required to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

Sino-China has complied with EITF 06-3 and reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the consolidated statements of operations.

(j) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Earnings per share data has been retroactively adjusted for all periods presented to reflect the recapitalization of the Company further discussed in Note 9.

(k) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which is effective for annual periods beginning after December 15, 2008. Early adoption is prohibited, and, accordingly, the Company has not yet adopted SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing the impact of SFAS 160; the Company believes the adoption of this standard will have a material effect on its consolidated shareholders’ equity. The Company’s shareholders’ equity will increase or decrease by the amount of the non-controlling interest currently reported outside of equity. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s net income or loss.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by the Company beginning July 1, 2010, as permitted. The Company will adopt the provisions of SFAS No. 157 for financial assets and liabilities on July 1, 2009. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its condensed consolidated financial statements.

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

(a) Other Receivables

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

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

5. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	December 31,	June 30,
	2008	2008
	US$	US$
	(Unaudited)

Land and building	72,739	72,479
Motor vehicles	1,245,451	1,085,139
Computer equipment	111,078	90,990
Office equipment	37,925	28,188
Furniture & fixtures	22,869	19,088
System software	17,686	17,623
Leasehold improvement	127,687	80,983

Total	1,635,435	1,394,490

Less: Accumulated depreciation and amortization	468,787	325,963

Property and equipment, net	1,166,648	1,068,527

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2008	2008
	US$	US$
	(Unaudited)

Payable to bank, collateralized by a Company automobile, payable in monthly installments of $2,743, including interest at 8.18% through September 2010	53,691	67,434
	53,691	67,434
Less - Current maturities	29,740	28,450
	23,951	38,984

Future annual maturities are as follows:

Amount
US$

Year ending December 31,

2009	29,740
2010	23,951
Thereafter	-
$53,691

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31,	June 30,
	2008	2008
	US$	US$
	(Unaudited)

Paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income (loss)	(29,370)	(27,572)
Accumulated deficit	(438,498)	(72,688)
Other adjustments	(1,365)	2,817
	(111,789)	260,001

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises under operating leases. In December 2007, the Company leased additional office premises under two leases which expire through January 13, 2010 for approximately $317,000 per year. These two leases were terminated in December 2008 and were replaced by a new lease which expires in January 2010 for approximately $61,000 a year. In October and November 2008, the Company leased four apartments for its employees which expire in November 2009 for approximately $16,000 a year.  In August 2008, the Company leased one apartment and additional office space for operating in Perth, Australia, which expires through August 30, 2009 for $25,675 per year and August 31, 2009 for $27, 305 per year, respectively. The Company leased one office in Zhoushan, China which expires through July 31, 2011 for $27,866 for the total three years. In October 2008, the Company leased one office for operating in Hong Kong, which expires through September 30, 2010 for $9,288 per year. In November 2008, the Company leased one apartment in Hong Kong, which expires through November 14, 2009 for $12,075 per year. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$
Year ending December 31,

2009	347,240
2010	195,118
2011	9,081
Thereafter	-
551,439

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2008, the Company has estimated its severance payments of approximately $164,000, which has not been reflected in its consolidated financial statements.

9. CAPITAL STOCK

The predecessor of the Company incorporated in New York State had 200 shares of common stock issued and outstanding, without par value. Upon the merger into a Virginia shell corporation on September 18, 2007, each share of common stock in the predecessor company was exchanged for 9,000 shares of common stock in the Company. The New York State company ceased to exist after the merger. As of December 31, 2007, the authorized capital stock of the Company consisted of 10,000,000 shares of common stock, no par value, 1,800,000 of which are issued and outstanding, and 1,000,000 shares of preferred stock, without par value, none of which are issued and outstanding.

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of December 31, 2008, the Company repurchased 55,100 shares from the open market at an average price of $2.88 per share including trading expenses.

10. MAJOR CUSTOMERS

For the six months ended December 31, 2008, approximately 64% of the Company’s revenues were from two customers. For the six months ended December 31, 2007, approximately 46% of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009.