Form 10-Q
period 2009-03-31
Sino-Global Shipping America, Ltd.
filed 2009-05-15
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐  

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

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,953,632 issued and outstanding shares of common stock and no shares of preferred stock.

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

Our principal geographic market is in the PRC. As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with eight branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, Yantai, Yingkou and Zhoushan, we provide general shipping agency services in 76 ports in China.

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

We formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia. On February 20, 2009, we signed a joint-venture agreement with Australia-based Rocklands Richfield Limited (“Rocklands Richfield” or “RCI”), which we expect will (i) provide us with new opportunities to serve coal-carrying ships from Australia to China and (ii) allow Rocklands Richfield to leverage Sino-Global’s established non-state-owned shipping agency services network in China to distribute goods domestically. As of the date of this report, the joint-venture company has not yet been formed.

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports.

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. As of March 31, 2009, we repurchased 69,400 shares of our common stock from the open market at an average price of $2.74 per share including trading expenses.  After March 31, 2009, we repurchased an additional 6,000 shares.

Revenues

Due to the worldwide financial crisis, the third quarter, from January 1 to March 31, 2009, was the most difficult quarter so far for Sino-Global. Along with the decrease in China’s iron ore imports, which affected our largest customer, our revenues from other major customers also significantly declined. Nevertheless, our total revenues amounted to approximately $12.86 million and $3.29 million, representing growth of 15.06% and 8.37% for the nine and three month periods ended March 31, 2009 respectively, over the same periods in 2008. The growth results largely from a new customer that exports automobiles from China to countries in North America, Asia, Europe, the Middle East and Africa.

Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of revenues. We deduct these amounts from our gross revenues to arrive at our total revenues.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the nine and three month periods ended March 31, 2009 mainly due to the increased value of the Chinese RMB against the U.S. dollar. However, operating costs decreased as a percentage of total revenues for the three month period because of a higher gross margin contributed by our new customer and owners’ affair activities. Our general and administrative expenses also increased significantly during the nine and three month periods ended March 31, 2009, compared to those expenses for the same periods in 2008. This is largely due to increased personnel expenses, public company listing expenses and business expansion. Due to our staff and budget cuts, we were able to reduce general and administrative expenses in the quarter ended March 31, 2009 by approximately 24.32% compared to the quarter ended December 31, 2008. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2009		2008		Change
	US$	%	US$	%	US$	%
Revenues	12,858,734	100.00	11,175,961	100.00	1,682,773	15.06

Costs and expenses
Costs of revenues	11,053,105	85.96	9,192,061	82.25	1,861,044	20.25
General and administrative	3,048,188	23.71	1,536,585	13.75	1,511,603	98.37
Selling	337,977	2.63	139,544	1.25	198,433	142.20
Other expense (income)	66,132	0.51	(17,192)	(0.15)	83,324	484.67
Total costs and expenses	14,505,402	112.81	10,850,998	97.10	3,654,404	33.68

	For the three months ended March 31,
	2009		2008		Change
	US$	%	US$	%	US$	%
Revenues	3,285,539	100.00	3,031,772	100.00	253,767	8.37

Costs and expenses
Costs of revenues	2,490,591	75.80	2,657,890	87.67	(167,299)	(6.29)
General and administrative	874,732	26.62	628,074	20.72	246,658	39.27
Selling	101,289	3.08	45,302	1.49	55,987	123.59
Other expense (income)	64,872	1.97	(17,714)	(0.58)	82,586	466.22
Total costs and expenses	3,531,484	107.47	3,313,552	109.30	217,932	6.58

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues, increased from 82.25% to 85.96% for the nine months ended March 31, 2008 and 2009, in line with the devaluation of U.S. dollars against the Chinese RMB in the same periods. Nevertheless, our costs of revenues, as a percentage of our total revenues decreased from 87.67% to 75.80% for the three months ended March 31, 2008 and 2009, respectively, because of higher gross margins contributed by our new customer and owners’ affair activities.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses increased in the nine months of the 2009 fiscal year due to expenses spent on setting up Sino-Global HK and a new branch in Zhoushan for Sino-China, recruitment of new personnel, spending on travel and publicity. We have incurred additional general and administrative expenses as we have expanded our operations and begun to operate as a publicly listed company in the United States.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses increased in both absolute amount and as a percentage of our total net revenues for the nine and three months ended March 31, 2009, mainly due to the increase in the number of ports we served in China and overseas.

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

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our condensed consolidated financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our non-controlling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

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

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. We have determined that an allowance of $2,893 was required at March 31, 2009. For the nine months ended March 31, 2009, management wrote off uncollected accounts of $96,674.

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

We calculate gains and losses on disposals by comparing proceeds with the carrying amount of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. Management has determined that no impairment existed as of March 31, 2009.

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

2009 Growth and Earning Expectations

We expected that our 2009 revenues would increase about 50% to 65% from the 2008 fiscal year, reaching total revenues ranging from $22.64 million to $24.89 million for the 2009 fiscal year. For the nine months ended March 31, 2009, we achieved total revenues of $12.86 million, about 56.80% of our 2009 fiscal year target.

The financial crisis has harmed the world economy in general and China’s economy in particular. We began to experience significant economic decline starting in October 2008, due to a reduction in the amount of goods from overseas imported by Chinese companies. Although we have endeavored to promote our business to current and new clients, the world wide financial crisis has affected our growth and earnings expectations for fiscal 2009. As a result, we are revising our annual growth expectation downward, which may result in net losses during 2009.

Results of Operations

The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated. Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	For the nine months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenues	12,858,734	11,175,961	3,285,539	3,031,772

Costs and expenses
Costs of revenues	11,053,105	9,192,061	2,490,591	2,657,890

General and administrative expense	3,048,188	1,536,585	874,732	628,074
Selling expense	337,977	139,544	101,289	45,302
Other income (expense)	66,132	(17,192)	64,872	(17,714)
	14,505,402	10,850,998	3,531,484	3,313,552

Operating Income (loss)	(1,646,668)	324,963	(245,945)	(281,780)

Financial income (expense), net	(83,679)	122,450	(9,126)	79,876
	(83,679)	122,450	(9,126)	79,876

Net income (loss) before taxes (benefit)	(1,730,347)	447,413	(255,071)	(201,904)

Income taxes	(227,768)	(50,647)	(1,472)	(19,906)

Net income (loss) before non-controlling interest in income (loss)	(1,958,115)	396,766	(256,543)	(221,810)

Non-controlling interest in income (loss)	(527,497)	135,141	(157,504)	75,104

Net income (loss)	(1,430,618)	261,625	(99,039)	(296,914)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Our total revenues increased by 8.37% from $3,031,772 for the three months ended March 31, 2008 to $3,285,539 for the comparable three months in 2009. The number of ships that generated revenues for us decreased from 52 to 47 for the comparable three months in 2008 and 2009, respectively. Following the onset of the worldwide financial crisis, the number of ships carrying imported goods to China declined significantly. However, despite the financial crisis, we were able to achieve a slight increase in total revenues for the period, due primarily to revenues from a new client that exports automobiles overseas from China.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 6.58% from $3,313,552 for the three months ended March 31, 2008 to $3,531,484 for the three months ended March 31, 2009. This increase was primarily due to increases in our general and administrative expenses and other expenses.

•
Cost of Revenues. Our cost of revenues decreased by 6.29% from $2,657,890 for the three months ended March 31, 2008 to $2,490,591 for the three months ended March 31, 2009. Costs of revenues decreased compared to the increased revenues, resulting in a 96.19% increase in gross margin from 12.33% up to 24.19% for the three months comparative periods ended March 31, 2008 and 2009, respectively. During the period, the average foreign exchange rate increased by 4.52%, from RMB7.1597 to $1.00 for the three months ended March 31, 2008 to RMB6.8363 to $1.00 for the three months ended March 31, 2009. The decrease in costs of revenues as a percentage of revenues is attributable to revenues from a new client and the higher margin of owners’ affair activities.

•
General and Administrative Expenses. Our general and administrative expenses increased by 39.27% from $ 628,074 for the three months ended March 31, 2008 to $874,732 for the comparable three months in 2009. This change was primarily due to (1) $62,650 in expenses associated with moving our Beijing office, (2) an increase of $63,168 spent on legal fees, audit fees, investor relations and other expenses for our company’s public listing, (3) an increase of $99,674 in professional services such as capital verification, accounting and tax advice and legal advice for our business expansion in China and overseas, and (4) $47,837 in writing off uncollected debts.

We expect that our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404(b) compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 123.59% from $45,302 for the three months ended March 31, 2008 to $101,289 for the three months ended March 31, 2009, due to the increase of business promotion and travel expenses, and the expenses for our Hong Kong and Australian offices.

Operating Loss. We had an operating loss of $245,945 for the three months ended March 31, 2009, compared to an operating loss of $281,780 in the same three month period in 2008. Our operating loss decreased 12.72%, due to our increased control over costs of revenues and general and administrative expenses.

Financial Income (Expense), Net. Our net financial expense was $9,126 for the three months ended March 31, 2009, compared to our net financial income of $79,876 for the three months ended March 31, 2008. The net financial income comes largely from interest income from the money deposits in banks, mitigated by the foreign exchange losses recognized in financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. Our funds deposited in Australian dollars contributed in large part to the foreign currency exchange losses.

Net Loss. As a result of the foregoing, we had a net loss before non-controlling interest in loss of $256,543 for the three months ended March 31, 2009, compared to net loss before non-controlling interest in loss of $221,810 for the three months ended March 31, 2008. After deduction of non-controlling interest in loss and income taxes (benefit), net loss was $99,039 for the three months ended March 31, 2009, compared to net loss of $296,914 for the three months ended March 31, 2008.

Nine Months Ended March 31, 2008 Compared to Nine Months Ende March 31, 2008

Revenues. Our total revenues increased by 15.06% from $11,175,961 for the nine months ended March 31, 2008 to $12,858,734 for the comparable nine months in 2009. The number of ships that generated revenues for us decreased from 175 to 155 for the comparable nine months in 2008 and 2009, respectively. Since the onset of the financial crisis, the number of ships carrying imported goods to China declined significantly, from 61 vessels in the first quarter down to 47 vessels in the second quarter and 47 vessels in the third quarter of the 2009 fiscal year.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 33.68% from $10,850,998 for the nine months ended March 31, 2008 to $14,505,402 for the nine months ended March 31, 2009. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Revenues. Our cost of revenues increased by 20.25% from $9,192,061 for the nine months ended March 31, 2008 to $11,053,105 for the nine months ended March 31, 2009. Costs of revenues increased faster than revenues, resulting in a 3.71% decrease in gross margin from 17.75% down to 14.04% for the nine months comparative periods ended March 31, 2008 and 2009, respectively. This is largely due to the revaluation of Chinese currency against the U.S. dollar. The average foreign exchange rate increased by 7.34%, from RMB7.3795 to $1.00 for the nine months ended March 31, 2008 to RMB6.8377 to $1.00 for the nine months ended March 31, 2009. As discussed above, the higher gross margin in the quarter ended March 31, 2009, partially mitigates the impact from the Chinese currency revaluation over the nine month period ended March 31, 2009.

•
General and Administrative Expenses. Our general and administrative expenses increased by 98.37% from $1,536,585 for the nine months ended March 31, 2008 to $3,048,188 for the comparable nine months in 2009. This increase was primarily due to (1) an increase of $337,300 in salaries and human resource expenses for our staff, (2) an increase of $501,821 in legal fees, audit fees, investor relations and other expenses for our company’s public listing, (3) an increase of $189,989 in renting additional office space for our offices in China and overseas, (4) an increase of $132,532 in business development, and (5) an increase of $99,674 in professional services such as capital verification, accounting and tax advice and legal advice for our business expansion in China and overseas.

We expect our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404(b) compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 142.20% from $139,544 for the nine months ended March 31, 2008 to $337,977 for the nine months ended March 31, 2009, due to an increase in business promotion and travel expenses, and the expenses for our Hong Kong and Australia offices.

Operating Income (Loss). We had an operating loss of $1,646,668 for the nine months ended March 31, 2009, compared to operating income of $324,963 for the same nine month period in 2008. Operating income decreased 606.72% largely due to the increase in costs of revenues and general and administrative expenses.

Financial Income (Expense), Net. Our net financial expense was $83,679 for the nine months ended March 31, 2009, compared to our net financial income of $122,450 for the nine months ended March 31, 2008. The net financial income comes largely from interest income from money deposits in banks, mitigated by the foreign exchange losses recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. Our funds deposited in Australian dollars contributed in large part to foreign currency exchange losses.

Net Income (Loss). As a result of the foregoing, we had a net loss before non-controlling interest in loss of $1,958,115 for the nine months ended March 31, 2009, compared to net income before non-controlling interest in income of $396,766 for the nine months ended March 31, 2008. After deduction of non-controlling interest in income (loss) and income taxes, net loss was $1,430,618 for the nine months ended March 31, 2009, compared to net income of $261,625 for the nine months ended March 31, 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of March 31, 2009, we had $7,338,680 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2009	2008
	US$	US$
Net cash provided by (used in) operating activities	(1,907,605)	500,717
Net cash used in investing activities	(150,313)	(297,706)
Net cash used in financing activities	(213,570)	(45,791)
Net increase (decrease) in cash and cash equivalents	(2,264,570)	99,166
Cash and cash equivalents at beginning of year	9,603,250	526,091
Cash and cash equivalents at end of year	7,338,680	625,257

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of March 31, 2009, we had six branch offices conducting our shipping agency services in China and three operating offices in the USA, Australia and Hong Kong. Since March 31, 2009, we have established branch offices in Yantai and Yingkou.  Our sales continued to increase for the nine months ended March 31, 2009 compared to the same period in 2008, but our gross margin declined, which was mainly attributable to the increased costs of services that resulted from the RMB revaluation. Net cash used in operating activities was $1,907,605 for the nine months ended March 31, 2009, compared to net cash provided by operating activities of $500,717 for the nine months ended March 31, 2008. The decrease of net cash in operating activities is mainly attributable to several factors, including (i) a net loss of $1,430,618 and a non-controlling interest in loss of $527,497, and (ii) an increase in accounts receivable of $1,745,060.  This was mitigated by the increase in accounts payable of $2,040,178.

Investing Activities

Net cash used in investing activities was $150,313 compared to that of $297,706 for the nine months ended March 31, 2009 and 2008, respectively. We made capital expenditures of $150,313 and $297,428 for the nine months ended March 31, 2009 and 2008, representing 1.17% and 2.66% of our total revenues, respectively. We expect that our capital expenditures will increase in the near term as our business continues to grow and as we improve our financial and accounting systems and infrastructure.

Financing Activities

Net cash provided by financing activities was $213,570 for the nine months ended March 31, 2009, of which $189,966 was used to repurchase 69,400 of our outstanding shares of common stock from the open market.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises under operating leases. In December 2007, we leased additional office premises under two leases which were set to expire January 13, 2010 for approximately $317,000 per year. These two leases were terminated in December 2008 and were replaced by a new lease which expires in January 2010 for approximately $61,000 a year.  In October and November 2008, the Company leased four apartments for its employees which expire in November 2009 for approximately $16,000 a year. In August 2008, we leased one apartment and an additional office for operating in Perth, Australia, which expire August 30, 2009 for $25,675 per year and August 31, 2009 for $27,305 per year, respectively. We leased one office in Zhoushan, China which expires July 31, 2011 for $27,866 for the total three year lease. In October 2008, the Company leased one office for operating in Hong Kong, which expires September 30, 2010 for $9,288 per year; In November 2008, the Company leased one apartment in Hong Kong, which expires November 14, 2009 for $12,075 per year.

Below is a summary of our company’s contractual obligations and commitments as of March 31, 2009:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$471,016	$313,360	$157,656	$—
Long-term debt	$43,830	$30,346	$13,484	$—
Total Obligations	$514,846	$343,706	$171,140	$—

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of March 31, 2009, our company has estimated its severance payments to be approximately $84,000, which has not been reflected in our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the SAB series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities”. On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact on our condensed consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. There was no material impact on our condensed consolidated financial position or results of operations upon adoption on April 1, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. There was no material impact on our condensed consolidated financial position or results of operations upon adoption on April 1, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

On January 1, 2009, SFAS No. 161, “Disclosures and Derivatives Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and its related interpretations. The Company is currently evaluating SFAS No. 161 to determine the impact, if any, on its condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Previously, our exposure to interest rate risk primarily related to the interest income generated by excess cash invested in demand deposits and liquid investments with original maturities of three months or less. On August 29, 2008, China’s SAFE imposed a new rule, Hui Zong Fa (2008) No. 142, which further tightens foreign investments into China and the use of these funds in investment in China. As such, we have to deposit a portion of the funds from the initial public offering in the United States, China and other countries where we have certificates of deposit with original maturities more than three months. The cash has been deposited in banks in different countries. In so doing, we are trying to control the risk of loss.

Foreign Exchange Risk

Our revenues and costs of services are denominated in both RMB and U.S. dollars. There has been significant international pressure on the Chinese government to permit the free flotation of the RMB resulting in appreciation of the RMB against the U.S. dollar from RMB7.0190 to $1.00 up to RMB6.8359 to $1.00 on March 31, 2008 and 2009, respectively. The continued increase of the exchange rate of the RMB against the U.S. dollar has had a severe impact on our inter-company transactions and balances. We had a foreign currency translation gain of $130,666 but a foreign currency translation loss of $177,623 for the nine month periods ended March 31, 2008 and 2009 respectively. Our future gain or loss on foreign currency translation depends on the trend of RMB revaluation, the proportion of cash and cash equivalents deposited in Sino-China and the volume of inter-company transactions.

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

As of March 31, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 or the first nine months of the 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2009
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	372,621
Sarbanes-Oxley compliance	500,000	—
Marketing of company across China, United States and internationally	244,621	218,534
Develop information exchange system	400,000	42,105
Train staff	163,081	—
Fixed asset purchase	407,702	336,007
Miscellaneous expenses	407,702	233,845
Stock repurchases	—	233,845

Total	$8,154,048	$1,496,604

(c)
Our company repurchased 14,300 shares of our common stock during the period ended March 31, 2008 and has repurchased 75,400 shares in the aggregate from October 9, 2008 through present, including 6,000 shares repurchased after March 31, 2009.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 15, 2009	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008	F-2

Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2009 (unaudited) and 2008 (unaudited), and for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
F-3

Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2009 (unaudited) and 2008 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	US$	US$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	7,338,680	9,603,250
Advances to suppliers	37,999	114,570
Accounts receivable, less allowance for doubtful accounts of $2,893 as of March 31, 2009 and $48,708 as of June 30, 2008	2,964,554	1,265,309
Other receivables	89,114	213,515
Prepaid expenses and other current assets	45,340	30,455
Prepaid income taxes	45,320	-

Total current assets	10,521,007	11,227,099

Property and equipment, net	1,075,488	1,068,527
Security deposits	56,853	92,188
Other assets	760	-

Total Assets	11,654,108	12,387,814

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	30,346	28,450
Advances from customers	488,162	955,316
Accounts payable	3,093,236	1,053,058
Accrued expenses	98,027	73,023
Income taxes payable	360	168,011
Other current liabilities	109,215	108,531

Total Current Liabilities	3,819,346	2,386,389

Long-term debt less current maturities	13,484	38,984

Total Liabilities	3,832,830	2,425,373

Non-Controlling interest	(268,782)	260,001
Commitments and contingency

Shareholders' equity
Capital stock	7,709,745	7,709,745
Additional paid-in capital	1,498,033	1,498,033
Treasury stock, at cost	(189,966)	-
Retained earnings	356,399	1,787,017
Accumulated other comprehensive loss	(569)	(8,773)
Unearned Compensation	(1,283,582)	(1,283,582)
	8,090,060	9,702,440

Total Liabilities and Shareholders' Equity	11,654,108	12,387,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenues	12,858,734	11,175,961	3,285,539	3,031,772

Costs and expenses
Costs of revenues	(11,053,105)	(9,192,061)	(2,490,591)	(2,657,890)

General and administrative expense	(3,048,188)	(1,536,585)	(874,732)	(628,074)
Selling expense	(337,977)	(139,544)	(101,289)	(45,302)
Other income (expense)	(66,132)	17,192	(64,872)	17,714
	(14,505,402)	(10,850,998)	(3,531,484)	(3,313,552)

Operating Income (loss)	(1,646,668)	324,963	(245,945)	(281,780)

Financial income (expense), net	(83,679)	122,450	(9,126)	79,876
	(83,679)	122,450	(9,126)	79,876

Net income (loss) before taxes (benefit)	(1,730,347)	447,413	(255,071)	(201,904)

Income taxes	(227,768)	(50,647)	(1,472)	(19,906)

Net income (loss) before non-controlling interest
in income (loss)	(1,958,115)	396,766	(256,543)	(221,810)

Non-controlling interest in income (loss)	(527,497)	135,141	(157,504)	75,104

Net income (loss)	(1,430,618)	261,625	(99,039)	(296,914)

Earnings (loss) per share
-Basic	(0.48)	0.15	(0.03)	(0.16)
-Diluted	(0.48)	0.15	(0.03)	(0.16)
Weighted average number of shares used in computation
-Basic	2,990,652	1,800,000	2,970,723	1,800,000
-Diluted	2,990,652	1,800,000	2,970,723	1,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2009	2008
	US$	US$

Operating Activities

Net income (loss)	(1,430,618)	261,625
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation	143,352	120,907
Non-controlling interest in income (loss)	(527,497)	135,141
Provision for doubtful accounts	96,674	-
Changes in assets and liabilities
Decrease in advances to suppliers	76,571	445,165
Increase in accounts receivable	(1,795,919)	(21,806)
Decrease (Increase) in other receivables	124,401	(486,452)
Increase in prepaid expense and other current assets	(14,885)	(48,784)
Increase in prepaid income tax	(45,320)	-
Decrease in security deposits	35,335	-
Increase in other assets	(760)	-
Decrease in advances from customers	(467,154)	(78,630)
Increase in accounts payable	2,040,178	68,254
Increase in accrued expenses	25,004	1,638
Decrease in income taxes payable	(167,651)	(10,312)
Increase in other current liabilities	684	113,971

Net cash provided by (used in) operating activities	(1,907,605)	500,717

Investing Activities
Capital expenditures and other additions	(150,313)	(297,428)
Payments from related party	-	1,249,722
Cash escrow	-	(1,250,000)

Net cash used in investing activities	(150,313)	(297,706)

Financing Activities
Payments of bank loans	-	(45,791)
Payments of long-term debt	(23,604)	-
Purchase of treasury stock	(189,966)	-

Net cash used in financing activities	(213,570)	(45,791)

Effect of exchange rate fluctuations on cash and cash equivalents	6,918	(58,054)

Net increase (decrease) in cash and cash equivalents	(2,264,570)	99,166

Cash and cash equivalents at beginning of period	9,603,250	526,091

Cash and cash equivalents at end of period	7,338,680	625,257

Supplemental information
Interest paid	5	739
Income taxes paid	392,969	79,124

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

The Company is listed on the Nasdaq Capital Market as a result of its Initial Public Offering (IPO) on May 20, 2008.

The Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. The Company established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited ("Sino-Global HK") on September 22, 2008. Sino-Global HK will become Sino-Global's control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports.

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations prohibit or restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing and has branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Zhoushan and Fangchenggang. Sino-China holds four local shipping service licenses in China to serve as a local shipping agent in Ningbo, Qingdao, Tianjin, and Fangchenggang. Subsequent to March 31, 2009, the Company formed two additional branches in Yantain and Yingkou in China.  The Company provides general shipping agency services in 76 ports in China and one port in Hong Kong. On August 11, 2008, the Company signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, the Company is able to provide general shipping agency services to all ports in Australia. On February 20, 2009, the Company signed a joint-venture agreement with Australia-based Rocklands Richfield Limited ("Rocklands Richfield" or "RCI"), which provides the Company with new opportunities to serve coal-carrying ships from Australia to China and allows Rocklands Richfield to leverage Sino-Global's established non-state-owned shipping agency services network in China to distribute goods domestically. As of the date of this report, the joint-venture Company has not yet been formed.

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

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. Management has determined that there were no impairments at the balance sheet dates.

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

(k) Recent Accounting Pronouncements

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the SAB series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities”. On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact on the condensed consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. There was no material impact on the condensed consolidated financial position or results of operations upon adoption on April 1, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. There was no material impact on the condensed consolidated financial position or results of operations upon adoption on April 1, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

On January 1, 2009, SFAS No. 161, Disclosures and Derivatives Instruments and Hedging Activities, an amendments of FASB Statements No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, and its related interpretations. The Company is currently evaluating SFAS No. 161 to determine the impact, if any, on its condensed consolidated financial statements.

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

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

5. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31,	June 30,
	2009	2008
	US$	US$
	(Unaudited)

Land and building	72,725	72,479
Motor vehicles	1,243,621	1,085,139
Computer equipment	89,499	90,990
Office equipment	31,188	28,188
Furniture & Fixtures	19,522	19,088
System software	17,683	17,623
Leasehold improvements	70,565	80,983

Total	1,544,803	1,394,490

Less : Accumulated depreciation and amortization	469,315	325,963

Property and equipment, net	1,075,488	1,068,527

6. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2009	2008
	US$	US$
	(Unaudited)

Payable to bank, collateralized by a Company automobile, payable in monthly
installments of $2,743, including interest at 8.18% through September 2010	43,830	67,434
	43,830	67,434
Less - Current maturities	30,346	28,450
	13,484	38,984

Amount
US$

Year ending March 31,

2010	30,346
2011	13,484
Thereafter	-
$43,830

Interest expense was approximately $3,579 for the nine months ended March 31, 2009.

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	June 30,
	2009	2008
	US$	US$
	(Unaudited)

Original capital contribution	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(28,860)	(27,572)
Accumulated deficit	(600,613)	(72,688)
Other adjustments	3,247	2,817
	(268,782)	260,001

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises under operating leases. In December 2007, the Company leased additional office premises under two leases which expired through January 13, 2010 for approximately $317,000 per year. These two leases were terminated in December 2008 and were replaced by a new lease which expires in January 2010 for approximately $61,000 a year. In October and November 2008, the Company leased four apartments for its employees which expire in November 2009 for approximately $16,000 a year.  In August 2008, the Company leased one apartment and additional office space for operating in Perth, Australia, which expires through August 30, 2009 for $25,675 per year and August 31, 2009 for $27, 305 per year, respectively. The Company leased one office in Zhoushan, China which expires through July 31, 2011 for $27,866 for the total three years. In October 2008, the Company leased one office for operating in Hong Kong, which expires through September 30, 2010 for $9,288 per year. In November 2008, the Company leased one apartment in Hong Kong, which expires through November 14, 2009 for $12,075 per year. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$
Year ending March 31,

2010	313,360
2011	152,109
2012	5,547
Thereafter	-
471,016

 (b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2009, the Company has estimated its severance payments of approximately $84,000, which has not been reflected in its condensed consolidated financial statements.

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

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of March 31, 2009, the Company repurchased 69,400 shares from the open market at an average price of $2.74 per share including trading expenses.

10. MAJOR CUSTOMERS

For the nine months ended March 31, 2009, approximately51% and 17% of the Company’s revenues were from two customers. For the nine months ended March 31, 2008, approximately 48% of the Company’s revenues were from one customer. The Company provides services to this customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009.