Form 10-K
period 2009-06-30
Sino-Global Shipping America, Ltd.
filed 2009-09-22
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐    N/A  ☒  The registrant is a smaller reporting company.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2008 was approximately $4,830,844, based on the closing sales price of $3.30 per share, as reported on the NASDAQ Capital Market, multiplied by the number of shares outstanding on that date (1,462,892 shares).

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has issued and outstanding 2,929,032 shares of common stock and no shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statements filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) (the “Registration Statements”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”).  This Form 10-K also incorporates the proxy statement filed on May 15, 2009 (the “Proxy”). The Registration Statements, IPO Prospectus and Proxy are incorporated by reference into Parts I, II and III of this Form 10-K.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-K

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and accurately provide shipping agency services;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the People’s Republic of China (“PRC”);
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
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

PART I

Item 1.	Business.

General

We are a major shipping agency service provider in China, with operating headquarters in Beijing and branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, Yantai, Yingkou and Zhoushan, China.  We also have offices in the United States in Flushing, New York, Perth, Australia and Hong Kong.  Through these offices, we are able to coordinate our clients’ shipping needs, including preparing documents, husbanding vessels, working through customs issues, coordinating matters with port authorities, overseeing and settling cargo claims, tracking shipments, recommending trucking, warehousing and complementary services.

We act as a local agent and attend vessels directly in each of the ports in which we have branch offices. In addition to these ports, we have contracting offices at all other commercial ports in China as a professional general/protecting agency. In the ports in which we do not yet have an office, we appoint a local agent to attend the vessels directly.

We have designed our services to simplify the shipping process for our clients and to keep our clients fully informed about the status of their shipments. To that end, we analyze the information about prospective shipments provided by our clients to determine the most economical and efficient transportation solutions and then leverage our position as a shipping agency to negotiate competitive shipping rates. We also give our clients daily disbursement reports to empower them to monitor and dispute all questionable charges. In addition to allowing clients to monitor disbursements, our Disbursement Department audits all bills provided by ports for unreasonable charges that violate the guidelines issued by China’s Ministry of Communications.

We provide shipping agency services to a variety of vessel sizes and types, including Handysize, Panamax, Capesize, Handysize, Roll-On/Roll-Off RORO, and VLCC class vessels. We have assisted clients with a variety of shipping requirements, including bulk and break-bulk general cargo, vehicle transport and raw materials such as crude oil and oil products and iron, manganese and other metal ores.

Market Background

Since China adopted its open door trade policy in 1978, inviting foreign investment in China, China’s economy has steadily developed, both from new investments in China and from increased international trade. As international trade between China and other countries has expanded, the shipping industry in China has also grown.

The evolution of the shipping agency industry has followed that of the shipping industry in general. Prior to the 1980s, China’s shipping agency industry was dominated by a single state-owned shipping agency, Penavico. In 1985, a second shipping agency, Sinoagent, was permitted to provide shipping agency services in China.

Since 1985, the PRC has taken a number of steps to open China’s shipping agency industry to private companies. In 1990, the PRC adopted the International Ship Agency Management and Stipulation, which allowed state-owned companies to compete in the shipping agency industry. In 2002, the PRC further relaxed the restrictions on shipping agencies by promulgating the People’s Republic of China International Marine Transportation Rule, which permitted Chinese private entities and joint ventures between Chinese and foreign entities to compete in the shipping agency industry. The Chinese and American Marine Transportation Agreement in 2003 and the New Round Chinese and European Union Marine Transportation Agreement in 2002 allowed shipping transportation enterprises that were wholly owned by American and European Union businesses, respectively, to provide shipping agency service for their parent companies.

We believe that there are approximately 1,400 licensed shipping agencies in China. At present, Penavico and Sinoagent still dominate China’s shipping agency industry, combining to generate approximately 85% of the revenues in the industry. The remaining approved shipping agencies in operation share the remaining 15% of revenues in the industry.

China’s Economic Development

China’s population of approximately 1.3 billion people is expected to grow by roughly 15 million people per year. The country’s gross national product has grown at a rate of approximately 9 percent for more than 25 years, making it the fastest growth rate for a major economy in recorded history. In the same 25-year period, China has moved more than 300 million people out of poverty and quadrupled the average Chinese person’s income. The tremendous potential of this market is noted by the fact that 400 of the world’s largest 500 companies are investing in China.

These development factors have produced a burgeoning consumer goods market, as the spending power and aspirations of consumers rise. In response, industries are consolidating and modern retailers are penetrating second-tier and even some third-tier Chinese cities. The increased availability of and demand for products throughout China has fueled a corresponding growth in the industries that transport goods within China and between China and other countries.

Our Strategy

Our goals are to increase our market share in the PRC shipping agency market and to expand our business to related service areas. We believe we can meet these goals by continuing to focus on the high quality of our personnel, the positive relationships we enjoy with local ports, businesses and agencies and the breadth of services we offer to clients. Key elements of our strategy include the following:

• Increase our market share. We believe we have advantages over smaller shipping agencies in terms of infrastructure, administration and services we can offer to clients. As a result, we believe we are able to compete on the basis of service with these smaller agencies. In order to continue to increase our market share in China, we will focus on demonstrating to potential clients that typically use the larger shipping agents that we are able to provide a high level of service. Potential customers in the shipping industry are strongly influenced by formal and informal references. We believe that we have the opportunity to expand our market share by providing high levels of customer satisfaction with our current customers so that they continue to use our services and recommend our shipping agency services to other potential customers that wish to ship to China. We have obtained ISO9000 and UKAS certifications from the International Organization for Standardization and the United Kingdom Accreditation Service, respectively, in recognition of the quality of services we provide. Each of these organizations assesses the effectiveness of quality management systems implemented by companies. The International Organization for Standardization consists of a worldwide federation of national standards bodies for approximately 130 countries, and the ISO9000 certification represents an international consensus of these standards bodies, with the aim of creating global standards of product and service quality. UKAS is the sole national body in the United Kingdom recognized by the government to provide accreditation of conformity assessment bodies. UKAS and ISO9000 certifications address the quality of systems only and do not certify the quality of products or services themselves.

•   Establish local branches in additional ports in China. We currently maintain branch offices in eight cities in China: Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, Yantai, Yingkou and Zhoushan. By having offices in each of these cities, we are able to provide local agency services to our customers who use the commercial ports in these cities. We have found a number of benefits of being able to serve as local agents, including the following advantages:

    •   We can avoid appointing local agents, which allows us to control the high level of service provided to our customers;

    •   We can develop strong relationships with local authorities, which allows us to stay abreast of developments in local ports and to make sure our customers have as many advantages possible in working through any complications;

    •   We can maximize profit for our company by not needing to pay third party shipping agents to serve as local agents for our customers;

    •   We avoid losing customers to the companies we appoint as local agents or to other competitors that may be able to provide local agent services; and

    •   We may save our customers money by avoiding duplicative layers of administration.

•    React quickly to opportunities to offer new services to our clients. We believe that our company is currently small enough to have close working relationships with our customers. As a result, we believe we encourage our customers to raise any concerns, comments or recommendations for additional services that they would like to see provided with our shipping agency services. We also believe that we are large enough to implement many of these recommendations and strive to offer new services when we feel that the services will benefit our customers.

•   Maintain working relationships with third parties in port cities. We currently enjoy good working relationships with a variety of entities that operate in commercial ports, including port authorities, tugboat companies, pilot stations, stevedore companies, customs agencies, shipping agency associations and local government authorities. By increasing the number of ports at which we have branch offices, we believe we can develop positive working relationships in additional port cities for the benefit of our customers. Because success in shepherding shipments through China’s ports may be affected by personal relationships with local personnel, we believe that strong personal relationships in local ports may enable us to enjoy higher loading and discharging rates and decreased port stay periods than if we did not have positive personal relationships in those ports.

•   Increase profile of United States operations. Our office in New York currently handles our accounting and marketing. We plan to leverage our presence in the United States to increase the services we are able to offer to our customers, including shipments to and from the United States and English-language customer services from native speakers.

Customers

We currently provide shipping agency services to a variety of international vessels. The majority of our customers are international shipping companies that wish to ship goods to and from China. While one customer accounts for the majority of our revenues, we provide services to a variety of shipping companies.

Our largest customer is Beijing Shou Rong Forwarding Service Co., Ltd, an affiliate of Capital Steel, a steel company in China. We provide shipping agency services for all vessels carrying iron ore for Capital Steel. Revenues from this company accounted for approximately 55% of our revenues in 2009 and 54% of our revenues in 2008.

In 2009 fiscal year,,we also provided a significant amount of shipping agency services to Hoegh Autoliners (Shanghai) Ltd.,a member of Hoegh Autoliners Ltd, a Norway based shipping services provider with a network throughout the world. Revenues from this company accounted for approximately 12% of our revenues in 2009 and 0% of our revenues in 2008.

In addition to these companies, we provide shipping agency services to a variety of shipping companies from Greece, Italy, Hong Kong, Australia, Switzerland, the United States, Thailand and South Korea. We have provided shipping agencies services for vessels carrying bulk and break-bulk cargoes, raw materials, consumer goods, and vehicles.

Our Strengths

We believe that the following strengths differentiate us from our competitors in China’s shipping agency industry:

•   Presence in all of China’s commercial ports. China currently has 76 commercial ports. Currently, Penavico and Sinoagent are the only shipping agencies that have agents in all of China’s ports. We have set up branches in eight ports and have contractual agents in the rest and aim at establishing our network in all China ports to compete with the two giants.

•   Strength of personnel and administration. Most of our employees have marine business working experience, and all of our managers/chief operators once served in either Penavico or Sinoagent prior to joining our company. With these professionals and experienced staff, we believe that we can provide competitive services to our customers.

•   Reputation for reliability and responsiveness to customer requests. Our operators are constantly on duty so that we can respond quickly to any customer’s inquiries regardless of any time difference between our customers and us. Our marketing staff also pays regular visits to customers so that we can continually improve our services in response to customer feedback.

•   Reputation for financial responsibility. In order to engage in business in China as a shipping agency, we must demonstrate financial responsibility to customers, our business partners, ports and local governmental agencies. We believe our ability to meet our financial obligations has encouraged customers to choose to do business with us and has resulted in the growth of a strong network of service partners in the 76 ports in which we provide shipping agency services.

•   Strength of information management system. We consistently collect and update port information from local ports so that we can share current and accurate port information with our clients through our network.

•   Quality of services provided to customers. Unlike agencies that provide local agent services in one particular port, we provide our customers with both general agent and local agent services in all of China’s commercial ports. Our general agent services provide our customers with accurate port information, which helps our customers make their way smoothly through loading and discharging cargo. Our local agent services have generally resulted in shorter port stays and faster working rates for our customers’ ships, reducing their overall port charges.

•   Positive relationships with third parties in local ports. In local ports, we maintain positive relationships with stevedore companies, pilot stations, towage companies and other local service providers, which helps our customers enjoy faster loading and discharging rates and a smoother berthing and unberthing process.

• Strong network of local shipping agents in ports without branch offices. In addition to having branch offices in five major Chinese commercial ports, we also have a strong network of other shipping agents. Using feedback from customers and our knowledge of the Chinese shipping agency industry, we can compare and select the most competitive agents as our local agents.

Our Challenges

The successful execution of our strategies is subject to certain risks and uncertainties, including those relating to:

•   our limited operating history in general and our recent uncertain profitability;

•   limited funds with which to build a nationwide port network in China, to recruit and retain quality personnel, to advertise our services and to develop new information technology for use in providing shipping agency services;

•   the growth of the shipping agency industry in China and the entrance of new Chinese and foreign competitors into the market;

•   our ability to respond to competitive pressures; and

•   regulatory environment in China.

Competition

Our ability to be successful in our industry depends on our ability to compete effectively with companies that may be more well-capitalized than we are or may provide shipping agency services we do not or cannot provide to our customers. While China’s shipping agency industry has a variety of small shipping agencies, our two primary competitors are Penavico and Sinoagent. Both of these companies are state-owned in part and much larger than we are and derive significantly more revenue from shipping agency services in China.

•   Penavico. Penavico was formed in 1953, as a state-owned shipping agency affiliated with COSCO. Beginning in 1955, Penavico took over China’s shipping agency business from the foreign agents that previously did business in China and, until 1985, Penavico was the only shipping agency operating in China. Penavico now has more than 80 local agencies and 300 business networks across China. Penavico maintains offices in America, Europe, Japan, Korea, Singapore and Hong Kong. Penavico’s shipping agency business, bulk ships and container ships currently account for approximately 64.5% of China’s market.

•   Sinoagent. Sinoagent was formed in 1985 as a specialized subsidiary of Sinotrans Limited Company (“Sinotrans”), a company that provides integrated ocean transportation, land transport, airfreight, warehousing, express services, shipping agency and freight forwarding services. Due to its relationship with Sinotrans, Sinoagent is able to provide a seamless, integrated set of services to its customers.

We believe that Penavico’s and Sinoagent’s primary strengths include the following:

•   the establishment of a complete port network in mainland China;

•   the presence of a large base of clients; and

•   the availability of funding and financial support from state-owned financial institutions.

Regulations on Foreign Exchange

Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

Dividend Distribution. The principal regulations governing divided distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•   Wholly Foreign-Owned Enterprise Law (1986), as amended;

•   Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

•   Sino-Foreign Equity Joint Venture Enterprise Law (1979), as amended; and

•   Sino-Foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Regulation of foreign exchange in certain onshore and offshore transactions. Under recent notices issued by SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these notices is to ensure the proper balance of foreign exchange and the standardization of cross-border flow of funds.

In January 2005, SAFE issued a notice stating that SAFE approval is required for any sale or transfer by PRC residents of a PRC company’s assets or equity interests to foreign entities in exchange for the equity interests or assets of the foreign entities. The notice also states that, when registering with the foreign exchange authorities, a PRC company acquired by an offshore company must clarify whether the offshore company is controlled or owned by PRC residents and whether there is any share or asset link between or among the parties to the acquisition transaction.

In April 2005, SAFE issued another notice further explaining and expanding upon the January notice. The April notice clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE branch regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January notice, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April notice also expanded the statutory definition of the term “foreign acquisition,” making the notices applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April notice also provided that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

On October 21, 2005, SAFE issued a new public notice concerning PRC residents’ investments through offshore investment vehicles. This notice took effect on November 1, 2005 and replaces prior SAFE notices on this topic. According to the November 2005 notice:

•   any PRC resident that created an off-shore holding company structure prior to the effective date of the November notice must submit a registration form to a local SAFE branch to register his or her ownership interest in the offshore company on or before May 31, 2006;

•   any PRC resident that purchases shares in a public offering of a foreign company would also be required to register such shares an notify SAFE of any change of their ownership interest; and

•   following the completion of an off-shore financing, any PRC shareholder may transfer proceeds from the financing into China for use within China.

In accordance with the October 2005 notice, on December 12, 2007, Mr. Cao Lei and Mr. Zhang Mingwei obtained appropriate registration from their local SAFE offices.

Employees

As of the date of filing of this report, we have 48 employees, 40 of whom are based in China. Of the total, 5 are in management, 2 are in technical support, 2 are in sales and marketing, 22 are in financial affairs and administration, and 17 are in operation and disbursement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently rent ten (10) facilities throughout China, Australia and the United States. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Beijing, PRC	Room 603, Tower A Ye Qing Plaza No. 9 Wangjing (North) Road Chao Yang District Beijing, PRC 100102	Expires 12/31/2009	320 m2

	Room 705, Tower B Boya International Center No. 1, Lizezhongyi Road Chaoyang District Beijing, PRC 100102	Expires 12/31/2010	845 m2

Fangchenggang, PRC	2nd Floor, Duty-Free Store Building South Gate of Fangcheng Port Fangcheng, PRC 538001	Long term	200 m2

Flushing, NY	36-09 Main Street Suite 9C-2 Flushing, New York 11354	Expires 08/31/2010	60 m2

Perth, Australia	Suite 1, No. 1 High Street, Fremantale, WA 6160 Australia	Expires 08/31/2009	20 m2

Kowloon, Hong Kong	Floor 7, Lee Kong Commercial Building 115 Woosung Street, Jondan, Kowloon, Hong Kong	Expires 09/30/2010	20 m2

Ningbo, PRC	Room 1611, Hai Guang Plaza No. 298 Zhong Shan West Road Hai Shu District Ningbo, PRC 315011	Expires 11/01/2009	45 m2

Qingdao, PRC	Room 2101 Building A, No. 10 Xiang Gang (Middle) Road, Qingdao, PRC 266071	Expires 11/30/2010	186 m2

Qinhuangdao, PRC	Room B01, 18th Floor Jin Yuan International Commercial Building No. 146 He Bei Street, Hai Gang District Qinhuangdao, PRC 0066000	Expires 07/16/2011	30 m2

Tianjin, PRC	Room 108, Waidai Building No. 5 Xuzhou Road Hexi District Tianjin, PRC 300456	Expires 10/30/2009	30 m2

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual shareholder meeting during the fourth quarter, on May 27, 2009. The following matters were considered and approved at the meeting. Proxies were solicited in favor of each of the below matters, and each matter was approved at the meeting.

A total of 2,726,899 shares were represented in person or by proxy at the Company’s 2009 annual general meeting, representing approximately 92.1% of outstanding shares. During the meeting, all proposed resolutions were duly passed including:

1.
Cao Lei and Joseph Jhu were elected as the Class II members of the board of directors, each to serve a term expiring at the annual meeting of shareholders in 2012 or until his successor is duly elected and qualified. Mr. Cao received approximately 98.4% of the votes cast at the meeting. Mr. Jhu received approximately 98.6% of the votes cast at the meeting.

2.
Friedman LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009. Approximately 96.2% of the votes cast at the meeting were cast for this item; approximately 3.6% were cast against this item, and approximately 0.2% were abstentions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. On June 30, 2009, there were 767 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	Sep. 30		Dec. 31		Mar. 31		June 30	Year

Fiscal year 2009
Common stock price per share:
High		$9.21		$6.20		$4.33	$3.80	$9.21
Low		$3.31		$1.77		$1.60	$2.17	$1.60

Fiscal year 2008
Common stock price per share:
High	$	N/A	$	N/A	$	N/A	$27.49	$27.49
Low	$	N/A	$	N/A	$	N/A	$8.75	$8.75

Approximate Number of Holders of Our Common Stock

As of the date of this report there are approximately 700 registered stockholders of our common shares on the records of our transfer agent, including “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant. Payments of dividends by Trans Pacific to our company are subject to restrictions including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.

IPO Proceeds

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

The net proceeds of the offering, including the private placement of securities related to the selling shareholders, were $9,172,314. Expenses included placement agent commissions, legal fees, escrow agent fees and fees payable in connection with the private placement. All of these fees were payable to parties other than directors, officers, general partners of the Company or their associates; to persons owning ten percent (10%) or more of any class of equity securities of the Company; and to affiliates of the Company.

The Company has used offering proceeds for the following purposes from completion of the IPO through June 30, 2009.

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2009
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	553,637
Sarbanes-Oxley compliance	500,000	43,994
Marketing of company across China, United States and internationally	244,621	258.163
Develop information exchange system	400,000	72,132
Train staff	163,081	51,562
Fixed asset purchase	407,702	396,624
Miscellaneous expenses	407,702	296,459
Stock repurchases		285,902

Total	$8,154,048	$2,034,999

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. Our company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, we amended the Articles of Incorporation and Bylaws to merge into a new corporation with the current name of Sino-Global Shipping America, Ltd., in Virginia.

Our principal geographic market is in the PRC. As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with eight branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, Yantai, Yingkou and Zhoushan, we provide general shipping agency services in all 76 ports in China.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases our presence to nine ports in mainland China and will enable us to provide a full range of shipping agency services as well as freight forwarder services.

Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific and us has contractual arrangements with Sino-China and its shareholders that enable us to substantially control over Sino-China. See “Our Corporate Structure - Contractual Arrangements with Sino-China and its Shareholders.”

On May 20, 2008, we completed an initial public offering of 1,229,032 ordinary shares at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day.

With a purpose of building up an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia.

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to general shipping agency services to all ports in India.

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. As of June 30, 2009, we repurchased 100,000 shares of our common stock from the open market at an average price of $2.86 per share including trading expenses. The total cost of stock repurchase is $285,902.

Revenues

The worldwide financial crisis that started from September 2008 has brought it with significant negative impact on our operations. Nevertheless, we have achieved top line growth. For the year ended June 30, 2009, our total revenues amounted to approximately $18.33 million, representing a 21.52% increase from our total revenues of $15.09 million for the year ended June 30, 2008. Due to the financial crisis, we did not reach our revenue target of $22.64 million, a 50% growth, for the 2009 fiscal year.

The fourth quarter saw an increased volume of iron ore imports into China. Our total revenues amounted to approximately $5.48 million, a 40% growth for the fourth quarter 2009, over our total revenues of $3.91 million for the fourth quarter 2008.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the year ended June 30, 2009 mainly due to the increased value of the Chinese RMB against the U.S. dollar. Our general and administrative expenses also increased significantly during the year ended June 30, 2009, compared to those expenses for the same periods in 2008. This is largely due to increased personnel expenses, public company listing expenses, business expansion and allowance for doubtful accounts. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2009		2008		Change
	US$	%	US$	%	US$	%
Revenues	18,334,359	100.00	15,087,238	100.00	3,247,121	21.52

Costs and expenses
Costs of revenues	15,767,390	86.00	12,371,691	82.00	3,395,699	27.45
General and administrative	4,859,116	26.50	2,348,894	15.57	2,510,222	106.87
Selling	380,362	2.07	190,648	1.26	189,714	99.51
Other expense	61,648	0.34	90,118	0.60	(28,470)	(31.59)
Total costs and expenses	21,068,516	114.91	15,001,351	99.43	6,067,166	40.44

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues, increased from 82.00% to 86.00% for the year ended June 30 2009, in line with the devaluation of U.S. dollars against the Chinese RMB in the same period.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses increased in the 2009 fiscal year due to expenses spent on setting up Sino-Global AUS, Sino-Global HK and the new branches and subsidiaries in China, recruitment of new personnel, spending on travel and publicity. We have incurred additional general and administrative expenses as we have expanded our operations and begun to operate as a publicly listed company in the United States.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses increased in both absolute amount and as a percentage of our total net revenues for the year ended June 30, 2009, mainly due to the increase in the number of ports we served in China and overseas.

Critical Accounting Policies

We prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

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

Consolidation of Variable Interest Entities

Sino-China is considered to be a VIE and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

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

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis, we have experienced difficulties in collecting cash from some of our customers. In accordance with our accounting policies, we have determined that an allowance of $723,640 was required at June 30, 2009, comparing $48,708 at June 30, 2008. In addition, we wrote off uncollected accounts of $146,452 for the 2009 fiscal year.

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

We calculate gains and losses on disposals by comparing proceeds with the carrying amount of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. We have determined that there were no impairments of fixed assets for the year ended June 30, 2009.

Translation of Foreign Currency

The accounts of our company and Sino-China are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is the U.S. dollar, while Trans Pacific and Sino-China report their financial position and results of operations in Renminbi. The accompanying consolidated financial statements are presented in U.S. dollars. Foreign currency transactions are translated into U.S. dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China, Trans Pacific, Sino-Global HK and Sino-Global AUS in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in non-controlling interest.

Taxation

Because we and Sino-China are incorporated in different jurisdictions, we file separate income tax returns. We are subject to income and capital gains taxes in the United States. Additionally, dividend payments made by our company are subject to withholding tax in the United States.

We use the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2009, we recognized deferred tax assets of $359,000 including current deferred tax assets of $333,000 and non-current tax assets of $26,000. We have determined that no allowance for deferred tax assets should be provided because we will be able to realize and recognize these deferred tax assets in the near future.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China and Tran Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC. Their taxable incomes are subject to an enterprise income tax rate of 33% until December 31, 2007. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of the PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced our income tax rate from 33% to 25% since January 1, 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law broadens the tax reductions in terms of categories and extents for the domestic companies.

PRC Business Tax

Revenues from services provided by Sino-China are subject to PRC business tax of 5% and additional surcharges of 0.5%. We pay business tax on gross revenues generated from our shipping agency services minus the costs of services, which are paid on behalf of our customers.

2010 Growth and Earning Expectations

The financial crisis has severely damaged the world economy in general and the shipping industry in particular. We cannot predict whether the worst of the economic down turn has finished or how long the world economy and the shipping industry in particular will require to recover fully from the recession.

In addition to general economic uncertainty, we have been affected by uncertainty in China’s steel manufacturing industry. We are one of the major shipping agency service providers for China’s iron ore shipments. Our 2009 revenues consist of 55% revenues from our largest customer, Beijing Shou Rong, and over 20% revenues from other customers associating in iron ore imports.  As of the filing of this report, Chinese steel makers and the world’s major suppliers of iron ore have not yet reached an agreement on 2009 iron ore prices, creating an uncertain situation on iron ore imports into China. As a result, we are unable to provide a growth and earnings forecast for the year 2010 where there exist such significant uncertainties.

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

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Revenues. Our total revenues increased by 21.52% from $15,087,238 for the year ended June 30, 2008 to $18,334,359 for the year ended June 30, 2009. The number of ships that generated revenues for us increased from 217 to 231 for 2008 and 2009, respectively. Since the onset of the financial crisis, the number of ships carrying imported goods to China declined significantly, from 61 vessels in the first quarter down to 47 vessels in the second quarter and 47 vessels in the third quarter of the 2009 fiscal year. The final quarter caught up with 76 vessels we served coming to China.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 40.44% from $15,001,351 for the year ended June 30, 2008 to $21,068,516 for the year ended June 30, 2009. This increase was primarily due to increases in our costs of services and in our general and administrative expenses.

•
Cost of Services. Our cost of services increased by 27.45% from $12,371,691 for the 2008 fiscal year to $15,767,390 for the 2009 fiscal year. Costs of services increased faster than revenues, resulting in the decrease of gross margins from 18.00% down to 14.00% for the comparative years ended June 30, 2008 and 2009, respectively. This is largely due to the revaluation of Chinese currency against the U.S. dollar. The average foreign exchange rate increased by 6.38%, from RMB7.3173 to $1.00 for the year ended June 30, 2008 to RMB6.8358 to $1.00 for the year ended June 30, 2009. It is a convention in shipping industries that the shipping contracts are prepared in U.S. dollars, and local payments must be made in the local currency. As a result, we may not be able to mitigate the damage resulted from the fluctuation of exchange rates.

•
General and Administrative Expenses. Our general and administrative expenses increased by 106.87% from $2,348,894 for the 2008 fiscal year to $4,859,116 for 2009 fiscal year. This increase was primarily due to (1) expenses of $773,612 in allowance for doubtful accounts due to difficulties in collecting cash from some of our customers, (2) allocation of $188,849 of stock option expenses, (3) an increase of $628,454 spent on legal fees, audit fees, investor relations, Sarbanes-Oxley Section 404(a) compliance and other expenses for our company’s public listing, (4) an increase of $473,928 in salaries and human resource expenses for our staff, (5) an increase of $164,894 in renting additional office space for our offices in China and overseas, (6) an increase of $223,229 in business development, and (7) an increase of $130,788 in professional services such as capital verification, accounting and tax advice and legal advice for our business in China and overseas.

We expect our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404(b) compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

•
Selling Expenses. Our selling expenses increased by 99.51% from $190,648 for the year ended June 30, 2008 to $380,362 for the year ended June 30, 2009, due to an increase in business promotion and travel expenses, and the expenses for our Hong Kong, Australia offices, and the new branches and subsidiaries in China.

Operating Profit (Loss). We had an operating loss of $2,734,157 for the year ended June 30, 2009, compared to operating income of $85,887 for the year ended June 30, 2008. Our company had a large amount of operating loss for the 2009 fiscal year, primarily due to the increase in costs of services that resulted from RMB revaluation and general and administrative expenses associated with our public listing expenses and allowance for doubtful accounts caused by the difficulties in collecting cash in the financial crisis situation.

Financial Income, Net. Our net financial income was $25,010 for the year ended June 30, 2009, compared to our net financial income of $318,559 for the year ended June 30, 2008. The net financial income comes largely from interest income from money deposits in banks, mitigated by the foreign exchange losses recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Taxation.  Our income tax expenses were $126,234 in 2009, compared to $246,667 in 2008. As we recorded a net deferred tax assets of $359,000 ($333,000 for allowance for doubtful accounts and $26,000 for net operating loss carry forward), the income tax benefit of 2009 fiscal year was $232,766. For further details, see Note 13 of the consolidated financial statements.

Net Income. As a result of the foregoing, we had a net loss from continuing operations before non-controlling interest in loss of $2,476,381 for the year ended June 30, 2009, compared to net income from continuing operations before non-controlling interest in income of $157,779 for the year ended June 30, 2008. After deduction of non-controlling interest in income (loss) and income taxes, net loss was $1,675,691 for the year ended June 30, 2009, compared to net income of $133,694 for the year ended June 30, 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of June 30, 2009, we had $7,259,654 in cash and cash equivalents, of which $316,247 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended June 30,
	2009	2008
	US$	US$
Net cash provided by (used in) operating activities	(1,721,287)	736,352
Net cash provided by (used in) investing activities	(225,554)	478,315
Net cash provided by (used in) financing activities	(353,336)	7,943,959
Net increase (decrease) in cash and cash equivalents	(2,343,596)	9,077,159
Cash and cash equivalents at beginning of year	9,603,250	526,091
Cash and cash equivalents at end of year	7,259,654	9,603,250

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of June 30, 2009, we had nine branches and subsidiaries conducting our shipping agency and logistic services in China and three operating offices in the USA, Australia and Hong Kong. Our sales continued to increase for the year ended June 30, 2009 compared to 2008, but our gross margin declined, which was mainly attributable to the increased costs of services that resulted from the RMB revaluation. Net cash used in operating activities was $1,721,287 for the year ended June 30, 2009, compared to net cash provided by operating activities of $736,352 for the year ended June 30, 2008. The decrease of net cash in operating activities is mainly attributable to a net loss of $1,675,699 and a non-controlling interest in income loss of $800,690. It should be noted that we had net cash used in operating activities of $1,907,605 for the nine months ended March 31, 2009 but only $1,721,287 for the full fiscal year 2009, implying that we had net cash provided by operating activities of $186,318 for the last quarter of fiscal year 2009.

Investing Activities

Net cash provided by investing activities was $225,554 compared to net cash used in investing activities of $478,315 for the years ended June 30, 2009 and 2008, respectively. We made capital expenditures of $396,624 and $771,407 for the fiscal years of 2009 and 2008, representing 2.61% and 5.11% of our total revenues, respectively. Facing the worldwide financial crisis, we substantially reduced our capital spending. In addition, we disposed some of fixed assets, mainly automobiles, receiving proceeds of $171,070.

Financing Activities

Net cash used in financing activities was $353,336 for the year ended June 30, 2009, of which $285,902 was used to repurchase 100,000 shares of our outstanding common stock from the open market and $67,434 for repayment of long term debts.

We believe that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through July 31, 2011. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2009:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$404,448	$305,567	$98,881	$—

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of June 30, 2009, our company has estimated its severance payments to be approximately $78,360, which has not been reflected in our consolidated financial statements.

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries, Trans Pacific, Sino-AUS and Sino-HK and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this Statement for the quarter ending September 30, 2009. The adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt these Statements for interim and annual reporting periods beginning on July 1, 2010. We do not expect the adoption of these standards to have any material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP, are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  For the purpose of improving management efficiency and effectiveness, the Company has completed a major part of the implementation of a new accounting and management information system using SAP Business One software. The new system passed the pilot test procedures and will be applied in the coming fiscal year.

As of June 30, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)              pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)              provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3)              provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2009, its internal control over financing reporting is effective based on those criteria.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2009 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401: The sections of the Registration Statements, IPO Prospectus and Proxy entitled “Management” are incorporated herein by reference.

Regulation S-K Item 405: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years.

Regulation S-K Item 406: The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission.

Regulation S-K Item 407(c)(3): None.

Regulation S-K Item 407(d)(4) and (5): The Company has an audit committee, consisting solely of the Company’s independent directors, Joseph Jhu, Wang Jing and Dennis O. Laing. Mr. Wang qualifies as the audit committee financial expert.  The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link:  http://media.corporate-ir.net/media_files/irol/22/221375/corpgov/AuditCommCharte09272008.pdf.

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Chief Executive Officer for the years ended June 30, 2009 and 2008. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name	Year	Salary	Bonus	Stock based compensation		All other compensation	Total
		US$	US$	US$		US$	US$
Cao Lei, Principal Executive Officer	2009	106,840	-	53,114	(1)	-	159,954
	2008	129,727	5,965			-	135,692

Zhang Mingwei, Principal Accounting and Financial Officer	2009	65,323	-	53,114	(1)	-	118,437
	2008	14,286	-			-	14,286

(1)	Stock based compensation consists of options to purchase 7,200 shares each for $7.75 per share that vested during the year ended June 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	128,000	$7.75	174,903

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei(1)	common	1,391,240	(2)	47.50%
Mr. Zhang Mingwei(1)	common	61,200	(2)	2.09%
Mr. Wang Jing (1)	common	2,000	(3)	0.07
Mr. Dennis O. Laing (1)	common	2,000	(3)	0.07
Mr. Daniel E. Kern(4)	common	389,100	(5)	13.28
Total		1,845,540		63.01%

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 36-09 Main Street, Suite 9C-2, Flushing, NY 11354.
(2)
Mr. Cao and Mr. Zhang each has received options to purchase 36,000 shares of the Company’s common stock, of which 7,200 underlying shares are reflected in this table because they have vested.  The remaining 28,800 options will vest more than 60 days after the date hereof.

(3)
Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, of which 2,000 underlying shares are reflected in this table because they have vested.  The remaining 8,000 options will vest more than 60 days after the date hereof.

(4)	Mr. Kern’s address is 1027 Goldenrod Ave., Corona Del Mar, CA 92625.
(5)
Mr. Kern owns 176,200 shares in his individual name, 187,900 shares in the Daniel E. Kern ROTH IRA, and 25,000 shares through Kern Asset Management.  Mr. Kern maintains sole voting and dispositive power as to these shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  The sections of the Registration Statements and IPO Prospectus entitled “Related Party Transactions” and of the Proxy entitled “Election of Directors and Director Biographies” are incorporated herein by reference. Other than as described therein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2009. Audit services provided by Friedman LLP for fiscal 2009 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2009 and 2008, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q and 10-QSB were $248,329 and $197,000, respectively.

Audit Related Fees

During fiscal 2009 and 2008, the Company paid Friedman LLP $0 and $40,500, respectively, for audit-related services. The audit-related services in 2008 were for services rendered in connection with responding to comment letters from the SEC prior to the Company’s initial public offering of its common stock.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2009 and 2008.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2009 and 2008.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
13.1	Quarterly report of the Company on Form 10-Q for the period ended September 30, 2008.(2)
13.2	Quarterly report of the Company on Form 10-Q for the period ended December 31, 2008.(3)
13.3	Quarterly report of the Company on Form 10-Q for the period ended March 31, 2009.(4)
14.1	Code of Ethics of the Company.(5)
21.1	List of subsidiaries of the Company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on November 11, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on February 13, 2009, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009, File No. 001-34024.
(5)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 22, 2009	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2009 and 2008, and the consolidated related statements of operations, cash flows and shareholders' equity for the years then ended.  Sino-Global Shipping America, Ltd.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 22, 2009

1700 BROADWAY, NEW YORK, NY 10019 T 212.842.7000 F 212.842.7001 WWW.FRIEDMANLLP .COM OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED  BALANCE SHEETS

	June 30,
	2009	2008
	US$	US$

Assets
Current assets
Cash and cash equivalents	7,259,654	9,603,250
Advances to suppliers	8,825	114,570
Accounts receivable, less allowance for doubtful accounts of $723,640 and $48,708	2,894,750	1,265,309
Other receivables	22,085	213,515
Prepaid expenses and other current assets	58,516	30,455
Prepaid taxes	35,305	-
Employee loans receivable	16,627	-
Income tax receivable	105,092	-
Deferred tax assets	333,000	-

Total current assets	10,733,854	11,227,099

Property and equipment, net	972,931	1,068,527
Security deposits	56,885	92,188
Employee loans receivable less current portion	68,504	-
Deferred tax assets	26,000	-
Other assets	766	-

Total Assets	11,858,940	12,387,814

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	-	28,450
Advances from customers	686,588	955,316
Accounts payable	3,024,104	1,053,058
Accrued expenses	145,857	73,023
Income taxes payable	-	168,011
Other current liabilities	619,801	108,531

Total Current Liabilities	4,476,350	2,386,389

Long-term debt less current maturities	-	38,984

Total Liabilities	4,476,350	2,425,373

Non-Controlling interest	(542,480)	260,001

Shareholders' equity
Common stock	7,709,745	7,709,745
Additional paid-in capital	1,158,696	1,498,033
Treasury stock, at cost	(285,902)	-
Retained earnings	111,326	1,787,017
Accumulated other comprehensive loss	(13,399)	(8,773)
Unearned Compensation	(755,396)	(1,283,582)
	7,925,070	9,702,440

Total Liabilities and Shareholders' Equity	11,858,940	12,387,814

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2009	2008
	US$	US$

Revenues	18,334,359	15,087,238

Costs and expenses
Costs of revenues	(15,767,390)	(12,371,691)

General and administrative expense	(4,859,116)	(2,348,894)
Selling expense	(380,362)	(190,648)
Other expense	(61,648)	(90,118)
	(21,068,516)	(15,001,351)

Operating Income (loss)	(2,734,157)	85,887

Financial income, net	25,010	318,559
Net income (loss) before (provision) benefit for income taxes	(2,709,147)	404,446

(Provision) benefit for income taxes	232,766	(246,667)

Net income (loss) before non-controlling interest in income (loss)	(2,476,381)	157,779

Non-controlling interest in income (loss)	(800,690)	24,085

Net income (loss)	(1,675,691)	133,694

Net income (loss) per share
-Basic	(0.56)	0.07
-Diluted	(0.56)	0.07
Weighted average number of common shares
-Basic	2,987,297	1,938,056
-Diluted	2,987,297	1,973,218

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2009	2008
	US$	US$

Operating Activities

Net income (loss)	(1,675,691)	133,694

Adjustment to reconcile net income to net cash provided by operating activities
Loss on sale of property and equipment	22,571	-
Depreciation and amortization	250,450	170,098
Stock option expense	188,849	-
Non-controlling interest in income (loss)	(800,690)	24,085
Provision for doubtful accounts	773,612	415,673
Deferred tax benefit	(359,000)	-
Changes in assets and liabilities
Decrease in advances to suppliers	105,745	472,071
Increase in accounts receivable	(2,403,053)	(941,039)
Decrease (Increase) in other receivables	191,430	(43,545)
Increase in prepaid expense and other current assets	(28,061)	(17,479)
Increase in prepaid tax	(35,305)	-
Increase in income tax receivable	(105,092)	-
Decrease (Increase) in security deposits	35,303	(92,188)
Increase in other assets	(766)	-
Increase (Decrease) in advances from customers	(268,728)	238,309
Increase in accounts payable	1,971,046	191,496
Increase in accrued expenses	72,834	13,533
Increase (Decrease) in income taxes payable	(168,011)	156,024
Increase in other current liabilities	511,270	15,620

Net cash provided by (used in) operating activities	(1,721,287)	736,352

Investing Activities
Proceeds from sale of property and equipment	171,070
Capital expenditures and other additions	(396,624)	(771,407)
Payments from related party	-	1,249,722

Net cash provided by (used in) investing activities	(225,554)	478,315

Financing Activities
Payments of bank loans	-	(45,791)
Proceeds from (payments of) long-term debt	(67,434)	67,434
Payments for treasury stock	(285,902)	-
Proceeds from issuance of common stock	-	7,922,316

Net cash provided by (used in) financing activities	(353,336)	7,943,959

Effect of exchange rate fluctuations on cash and cash equivalents	(43,419)	(81,467)

Net increase (decrease) in cash and cash equivalents	(2,343,596)	9,077,159

Cash and cash equivalents at beginning of year	9,603,250	526,091

Cash and cash equivalents at end of year	7,259,654	9,603,250

Supplemental information
Interest paid	10,023	5,711
Income taxes paid	392,969	83,624

Supplemental disclosure of non-cash investing activities
Employee loans receivable for the sale of automobiles	85,131	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
		Additional			other
	Common	paid-in	Treasury	Retained	comprehensive	Unearned
	stock	capital	stock	earnings	loss	compensation	Total
	US$	US$	US$	US$	US$	US$	US$

Balance as of June 30, 2008	7,709,745	1,498,033	-	1,787,017	(8,773)	(1,283,582)	9,702,440

Shares repurchased			(285,902)				(285,902)

Cancellation of stock options granted to employees and members of audit committee		(339,337)				339,337	-
Amortization of stock options granted to employees and members of audit committee						188,849	188,849
Foreign currency translation					(4,626)		(4,626)
Net loss				(1,675,691)			(1,675,691)
Comprehensive loss							(1,680,317)
Balance as of June 30, 2009	7,709,745	1,158,696	(285,902)	111,326	(13,399)	(755,396)	7,925,070

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with eight branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Zhoushan, Fangchenggang, Yantai and Yingkou. On November 13, 2007 The Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific”), in Shanghai on May 31, 2009. This increases the Company's presence to nine ports in mainland China as of June 30, 2009 and will enable the Company to provide a full range of shipping agency services as well as freight forwarder services.

Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, Trans Pacific operates with Sino-China through a variety of contractual agreements as described in Note 2(a).

With a purpose of building up an international shipping agency service network, the Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Australia on July 3, 2008, which signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, the Company is able to provide general shipping agency services to all ports in Australia.

The Company established a wholly-owned subsidiary, Sino-Global Shipping (HK) Limited ("Sino-Global HK") on September 22, 2008. Sino-Global HK will become Sino-Global's control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to general shipping agency services to all ports in India.

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

            The accounts of Sino-China are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, Sino-China’s sales are included in the Company’s total sales, its income (loss) from operations is consolidated with the Company’s, and the Company’s net income (loss) before non-controlling interest in income (loss) includes all of Sino-China’s net income. The Company’s non-controlling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

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

(c) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and unearned compensation.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in Non-controlling interest.

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

(h) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $723,640 was required at June 30, 2009, and $48,708 at June 30, 2008. Accounts are written off after exhaustive efforts at collection.

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

The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. For the year ended June 30, 2009, the Company incurred approximately $11,000 of interest and penalties. Most of these interest and penalties incurred were due to the Company changed its tax year end from January 31 to June 30.

PRC Enterprise Income Tax

 PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC. Their taxable incomes were subject to an enterprise income tax rate of 33% until December 31, 2007. The 5th Session of the 10th National People’s Congress amended the Enterprise Income Tax Law of the PRC that became effective on January 1, 2008. The newly amended Enterprise Income Tax Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. This change has reduced the income tax rate from 33% to 25% since January 1, 2008. In addition, according to the amended detailed implementation and administrative rules, the new income tax law broadens the tax reductions in terms of categories and extents for the domestic companies.

PRC Business Tax and Surcharges

Revenues from services provided by Sino-China and Trans Pacific are subject to the PRC business tax of 5%. Business tax and surcharges are paid on gross revenues generated from shipping agency services minus the costs of services which are paid on behalf of the customers.

In addition, under the PRC regulations, Sino-China is required to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

Sino-China has complied with EITF 06-3 and reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the consolidated statements of operations.

(j) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	2009	2008
Numerator:
Net income (loss)	$(1,675,691)	$133,694

Denominator:
Weighted average common shares outstanding	2,987,297	1,938,056
Dilutive effect of stock options and warrants	-	35,162
Weighted average common shares outstanding, assuming dilution	2,987,297	1,973,218

(k) Reclassifications

Certain reclassifications between Financial Income (Expense), Net and Non-Operating Revenues have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s net income in the prior year.

(l) Subsequent Events

The accompanying consolidated financial statements were approved by management and the board of directors and were issued on September 22, 2009. Management has evaluated subsequent events through this date.

(m) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its quarter ending September 30, 2009. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on July 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the consolidated financial statements.

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

4. EMPLOYEE LOANS RECEIVABLE

The employee loans receivable represent receivables from employees other than executive officers for three automobiles sold to these employees during the fiscal year ended June 30, 2009. These receivables are secured by the automobiles and the personal assets of the employees. The Company has not imputed any interest on these receivables due to immateriality.

Employee loans receivable consist of the following:

June 30,
2009
US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,385 bearing no interest through August 2014	85,131
Less : Current maturities	(16,627)
68,504

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

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30,
	2009	2008
	US$	US$

Land and building	72,768	72,479
Motor vehicles	863,866	1,085,139
Computer equipment	113,556	90,990
Office equipment	30,419	28,188
Furniture & Fixtures	22,545	19,088
System software	120,347	17,623
Leasehold improvements	70,606	80,983

Total	1,294,107	1,394,490

Less : Accumulated depreciation and amortization	321,176	325,963

Property and equipment, net	972,931	1,068,527

7. STOCK-BASED COMPENSATION

On May 20, 2008, the Company issued 174,000 stock options (“Options”) to its officers, employees and members in the audit committee to purchase the Company’s common stock, without par value per share. The Options were all issued pursuant to the Company’s 2008 Stock Incentive Plan. No options were issued during the year ended June 30, 2009.

The Options are non-statutory options and have been granted under the Compensation Committee to Cao Lei, Zhang Mingwei, Cao Jing Bo and Cao Xin Qing. The Board of Directors approved the issuance of options to Dennis O. Laing, C. Thomas Burke and Wang Jing, all of whom are on the Compensation Committee and Audit Committee. During the year ended June 30, 2009, Cao Xin Qing and C. Thomas Burke left the Company and their options expired unexercised.
A summary of the options issued under the Plan is presented in the table below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	174,000	$7.75	-	$-
Granted	-	$-	174,000	$7.75
Canceled, forfeited or expired	(46,000)	$7.75	-	$-

Options outstanding, end of period	128,000	$7.75	174,000	$7.75

Options exercisable, end of period	25,600	$7.75	-	$7.75

The issuance of the Options is exempted from registration under of the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially on May 19, 2009. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is 10 years and the exercise price of the Options is $7.75. Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. Provided the Common Stock is then traded on the NASDAQ Capital Market, the Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The fair value of stock options granted was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Pricing Model
Assumptions:
Stock Price (S)	$7.75
Strike Price (X)	$7.75
Volatility (s)	173.84%
Risk-free Rate	3.02%
Time to expiration (T)	5 yrs
Dividend Yield	0.00%
Marginal Tax Rate	0.00%
Number of Options	174,000

Volatility of SINO stock is computed based on the daily closing price from May 21, 2008 to June 30, 2008. Because the Company does not have historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.
The aggregate fair value of $755,396 at the year ended June 30, 2009 is presented as “Unearned Compensation”, comparing to $1,283,582 as the year ended June 30, 2008. The Company amortized stock option expenses of $188,849 for the year ended June 30, 2009.

In connection with the initial public offering of the Company’s common stock on May 20, 2008, 139,032 warrants were issued to the underwriter as part of their compensation. Each warrant has the right to purchase one share of common stock for an exercise price of $9.30 per share with a term of 10 years. The fair value of these warrants which was netted against the proceeds from the initial public offering, totaled, $214,451. This estimate was based on the NASD Rule 2710 “Valuation of Non-cash Compensation”.

8. LONG-TERM DEBT

Long-term debt at June 30, 2008 was $38,984. The amount was fully repaid during the year ended June 30, 2009.

Equipment loans consist of the following:

June 30,
2008
US$

Loans payable to bank, collateralized by a Company automobile, payable in monthly installments of $2,743, including interest at 8.18% through September 2010	67,434
67,434
Less - Current maturities	28,450
38,984

Interest expense on long-term debt was approximately $4,820 for the year ended June 30, 2008.

9. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	June 30,
	2009	2008
	US$	US$

Original capital contribution	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(29,364)	(27,572)
Accumulated deficit	(873,378)	(72,688)
Other adjustments	2,818	2,817
	(542,480)	260,001

10. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through July 31, 2011. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Year ending June 30,

2010	305,567
2011	97,661
2012	1,220

404,448

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2009, the Company has estimated its severance payments of approximately $78,360, which has not been reflected in its consolidated financial statements.

11. CAPITAL STOCK

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

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of June 30, 2009, the Company repurchased 100,000 shares from the open market at an average price of $2.86 per share including trading expenses for the total cost of $285,902. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of 6 months.

12. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the years ended June 30, 2009 and June 30, 2008 are as follows:

	For the year ended June 30,
	2009	2008
	US$	US$

Interest income	149,553	89,987
Interest expense	(10,023)	(739)
Bank charge	(6,926)	(9,487)
Foreign currency translation	(107,594)	238,798
	25,010	318,559

13. INCOME TAXES

The income tax provision (benefit) for years ended June 30, 2009 and June 30, 2008 are as follows:

	For the year ended June 30,
	2009	2008
	US$	US$

Current
USA	(121,872)	(196,744)
China	(4,362)	(49,923)
	(126,234)	(246,667)
Deferred
Allowance for doubtful accounts	333,000	12,000
Net operating loss carryforward	26,000
Valuation allowance	-	(12,000)
Net deferred	359,000	-
Total	232,766	(246,667)

During the year ended June 30, 3009, the valuation allowance decreased by $12,000.

As of June 30, 2009, the Company recognized deferred tax assets of $359,000 including current deferred tax assets of $333,000 and non-current tax assets of $26,000. Management has determined that no valuation allowance for deferred tax assets should be provided as of June 30, 2009 because the Company is expected to be able to realize and recognize these deferred tax assets in the near future.

The Company had net operating loss carry forwards of approximately $222,000 which may be utilized to reduce New York State and New York City taxable income through 2029.

Income tax expense for the years ended June 30, 2009 and 2008 varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35 percent to the Company’s effective income tax rate is as follows:

	For the year ended June 30,
	2009	2008
	%	%

Expected federal income tax expense (benefit)	(35.00)	35.00

State, local tax net of federal benefit	7.50	13.00

Permanent difference	1.10	5.40

Net operating loss carry forward adjustments	1.80	0.00

Other	(0.50)	(0.70)

Total tax expense (benefit)	(25.10)	52.70

14. MAJOR CUSTOMER

For the years ended June 30, 2009 and June 30, 2008, approximately 55% and 54% respectively, of the Company’s revenues were from one customer. The Company provides services to this customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009. The contract is renewable on an annual basis. At June 30, 2009, receivables from three customers approximated 24%, 13% and 10%, respectively. At June 30, 2008, receivable from one customer approximated 78%.

Exhibit Index

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
13.1	Quarterly report of the Company on Form 10-Q for the period ended September 30, 2008.(2)
13.2	Quarterly report of the Company on Form 10-Q for the period ended December 31, 2008.(3)
13.3	Quarterly report of the Company on Form 10-Q for the period ended March 31, 2009.(4)
14.1	Code of Ethics of the Company.(5)
21.1	List of subsidiaries of the Company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on November 11, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on February 13, 2009, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009, File No. 001-34024.
(5)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Filed herewith.