Form 10-Q
period 2009-09-30
Sino-Global Shipping America, Ltd.
filed 2009-11-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number   001-34024

Sino-Global Shipping America, Ltd.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-3588546 (I.R.S. employer identification number)

36-09 Main Street
Suite 9C-2
Flushing, NY  11354
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
Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,919,146 issued and outstanding shares of common stock and no shares of preferred stock.

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

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “our company,” and “our” refer to Sino-Global Shipping America, Ltd., a Virginia corporation. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases our presence to nine ports in mainland China and will enable us to provide a full range of shipping agency services as well as freight forwarder services.

Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific Beijing and us has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. See “Our Corporate Structure - Contractual Arrangements with Sino-China and its Shareholders.”

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

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to provide general shipping agency services to all ports in India.

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. In September 2009, our Board approved to extend the stock repurchase program for another six months ending April 2010. As of September 30, 2009, we repurchased 106,100 shares of our common stock from the open market at an average price of $2.87 per share including trading expenses. The total cost of stock repurchase is $304,184.

Revenues

For the first quarter ended September 30, 2009, our total revenues amounted to approximately $6.24 million, representing a 22.48% increase from our total revenues of $5.10 million for the quarter ended September 30, 2008. We expect our top line growth will continue along with the economy recovery in China and around the world.

Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the cost of revenues. We deduct these amounts from our gross revenues to arrive at our total revenues.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses decreased as a percentage of total revenues for the three months ended September 30, 2009 mainly due to our tightened budget control over general and administrative expenses. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2009		2008		Change
	$	%	$	%	$	%
Revenues	6,244,808	100.00	5,098,677	100.00	1,146,131	22.48

Costs and expenses
Cost of revenues	5,443,464	87.17	4,506,565	88.39	936,899	20.79
General and administrative	858,421	13.75	1,017,750	19.96	(159,329)	(15.66)
Selling	46,696	0.75	95,028	1.86	(48,332)	(50.86)
Other expense (income)	(53,610)	(0.86)	2,997	0.06	(56,607)	(1,888.79)
Total costs and expenses	6,294,971	100.81	5,622,340	110.27	672,631	11.96

Cost of Revenues. Cost of revenues represents the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the cost of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the cost of revenues to the Chinese local port agents in RMB. As such, the cost of revenues will change if the foreign currency exchange rates change. Our cost of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our cost of revenues as a percentage of our total revenues, slightly decreased from 88.39% to 87.17% for the three months ended September 30, 2009 and 2008, respectively. The exchange rate of U.S. dollars against the Chinese RMB is relatively stable during the period.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the three months ended September 30, 2009, our general and administrative expenses as a percentage of our total revenues decreased from 19.96% to 13.75% for the three months ended September 30, 2008. We believe our budget control efforts had a positive effect on improving our operating results, in spite of large expenses associated with our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our tightened budget, our selling expenses decreased in both absolute amount and as a percentage of our total net revenues for the three months ended September 30, 2009, due to our efforts in controlling business promotion and travel expenses.

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

Consolidation of Variable Interest Entity

Sino-China is considered to be a variable interest entity (“VIE”) and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10 “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, and its income (loss) from operations is consolidated with our company’s. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

In December 2007, the Financial Accounting Standards Board issued accounting guidance regarding noncontrolling interests.  The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or affiliate and for the deconsolidation of a subsidiary or affiliate.  It clarifies that a noncontrolling interest in a subsidiary or affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations and changes in equity for all periods presented.  The Company adopted the standard on July 1, 2009, and as a result, it has reclassified financial statement line items for the prior period to conform with this standard.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. We have determined that an allowance of $723,640 was required at September 30, 2009, which is no change from the amount at June 30, 2009.

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

We use advance payments to pay a number of fees on behalf of our clients before their ships arrive in port, including harbor, berthing, mooring/unmooring, tonnage, immigration, quarantine and tug hire fees. We record the amounts we receive as Advances from Customers and the amounts we pay as Advances to Suppliers. We recognize revenues and expenses once the client’s ship leaves the harbor and the client pays any outstanding amounts. In some cases, a delay in receiving bills will require us to estimate the service revenues and cost of revenues in accordance with the rate and formulas approved by the Ministry of Communications. When this happens, we record the difference between Service Revenues (as recognized) and Advances from Customers as Accounts Receivable and the difference between Cost of Services and Advances to Suppliers as Accounts Payable. To the extent we recognize revenues and costs in this way, our Accounts Receivable and Accounts Payable will reflect this estimation until we receive the bills and information we require to adjust revenues and expenses to reflect our actual Service Revenues and Cost of Services. Any adjustment to actual from the estimated Revenues and Cost of Services recorded has been and is expected to be immaterial.

Taxation

Because we and Sino-China are incorporated in different jurisdictions, we file separate income tax returns.  We are subject to income and capital gains taxes in the United States.  Additionally, dividend payments made by our company are subject to withholding tax in the United States.

We follow the provision of ASC 740-10 “Accounting for Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of our company. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. As of September 30, 2009, we recognized current deferred tax assets of $319,000 and non-current tax liabilities of $2,000. We have determined that no allowance for deferred tax assets should be provided because we believe we will be able to realize and recognize these deferred tax assets in the near future.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China and Trans Pacific are registered in PRC and governed by the amendment of Enterprise Income Tax Laws of the PRC. Their taxable incomes are subject to an enterprise income tax rate of 25%.

PRC Business Tax

Revenues from services provided by Sino-China and Trans Pacific are subject to PRC business tax of 5% and additional surcharges of 0.5%. We pay business tax on gross revenues generated from our shipping agency services minus the cost of revenues, which are paid on behalf of our customers.

Future Growth and Earnings Expectations

The financial crisis has severely damaged the world economy in general and the shipping industry in particular. In addition to general economic uncertainty, we have been affected by uncertainty in China’s steel manufacturing industry. We are one of the major shipping agency service providers for China’s iron ore shipments. Over 75% of our 2009 revenues were associated with iron ore imports. As of the filing of this report, Chinese steel makers and the world’s major suppliers of iron ore have not yet reached an agreement on 2009 iron ore prices, creating an uncertain situation on iron ore imports into China.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis. Past operating results are not necessarily indicative of future performance.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Our total revenues increased by 22.48% from $5,098,677 for the three months ended September 30, 2008 to $6,244,808 in the comparable three months in 2009. The number of ships that generated revenues for us increased from 61 in the three months ended September 30, 2008, to 68 in the three months ended September 30, 2009, representing an increase of 11.48%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 11.96% from $5,622,340 for the three months ended September 30, 2008 to $6,294,971 for the three months ended September 30, 2009. This increase was primarily due to increases in our cost of revenues, offset by the decrease of our general and administrative expenses.

Cost of Revenues. Our cost of revenues increased by 20.79% from $4,506,565 for the three months ended September 30, 2008 to $5,443,464 for the three months ended September 30, 2009. Cost of revenues increased more slowly than revenues, resulting in a higher gross margin, which was 11.61% and 12.83% for the comparative three months ended September 30, 2008 and 2009, respectively. The foreign exchange rate of Chinese currency against the U.S. dollar remained relatively stable during the period. The average foreign exchange rate decreased from RMB6.8376 to $1.00 for the three months ended September 30, 2008 to RMB6.8309 to $1.00 for the three months ended September 30, 2009.

General and Administrative Expenses. Our general and administrative expenses decreased by 15.66% from $1,017,750 for the three months ended September 30, 2008 to $858,421 for the three months ended September 30, 2009. This decrease resulted in part from (1) decreased expenses of $45,682 in provision for doubtful accounts, (2) reduced travel and car related expenses of $46,027, (3) a decrease of $39,787 in salaries and human resource expenses due to staffing changes, and (4) a decrease of $78,643 in office rent and office supplies. On the other hand, we spent $46,725 more on legal fees, audit fees, investor relations, Sarbanes-Oxley Section 404(a) compliance and other expenses related to being a public company. We expect our general and administrative expenses will increase in the near term as a result of Sarbanes-Oxley Section 404(b) compliance and business expansion. Meanwhile, we continue to focus on tightening our budget and reducing non-operating expenses.

Selling Expenses. Our selling expenses decreased by 50.86% from $95,028 for the quarter ended September 30, 2008 to $46,696 for the quarter ended September 30, 2009, due to our efforts in controlling business promotion and travel expenses.

Operating Loss. We had an operating loss of $50,163 for the three months ended September 30, 2009, compared to operating loss of $523,663 for the comparable three months in 2008. We believe this change marks the beginning of our return to profitability, as we have improved our gross margins and reduced general and administrative expenses and selling expenses.

Financial Income, Net. Our net financial income was $169,433 for the three months ended September 30, 2009, compared to our net financial income of $15,759 for the three months ended September 30, 2008. The net financial income for 2009 largely represents interest income from deposits in banks and the foreign exchange translation gains recognized in the consolidated financial statements.

Taxation. Our income tax expenses were $174,000 for the three months ended September 30, 2009, compared to $72,630 for the three months ended September 30, 2008. These expenses include the current provision for income tax of $132,000 and deferred taxes of $42,000 in the USA. As our China operations generated losses, we did not estimate an income tax provision for Sino-China. For further details, see Note 10 of our condensed consolidated financial statements.

Net Loss. As a result of the foregoing, we had a net loss of $14,647 for the three months ended September 30, 2009, compared to net loss of $580,534 for the three months ended September 30, 2008. After deduction of non-controlling interest in loss, our net income attributable to Sino-Global Shipping America Ltd. was $95,574 for the three months ended September 30, 2009, compared to a net loss of $430,233 for the three months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of September 30, 2009, we had $6,554,016 in cash and cash equivalents, of which $317,517 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended September 30,
	2009	2008
	$	$
Net cash used in operating activities	(675,551)	(160,411)
Net cash used in investing activities	(904)	(144,800)
Net cash used in financing activities	(18,282)	(6,535)
Net decrease in cash and cash equivalents	(705,638)	(302,958)
Cash and cash equivalents at beginning of period	7,259,654	9,603,250
Cash and cash equivalents at end of period	6,554,016	9,300,292

Operating Activities

Since May 2003, we began to expand our business by setting up additional branches throughout China. As of September 30, 2009, we had nine branches and subsidiaries conducting our shipping agency and logistic services in China and three operating offices in the USA, Australia and Hong Kong. Our sales continued to increase and our gross margin was moderately improved. Net cash used in operating activities was $675,551 for the three months ended September 30, 2009, compared to net cash used in operating activities of $160,411 for the comparable three months in 2008. The increase of net cash used in operating activities is mainly attributable to (1) an increase in advances to suppliers of $1,191,391, (2) a decrease of other current liabilities of $420,577 and (3) a decrease in advances from customers. This was offset by the decrease in accounts receivable of $689,263 and the increase in accounts payable of $313,651.

Investing Activities

Net cash used in investing activities was $904 for the three months ended September 30, 2009, compared to net cash used in investing activities of $144,800 for the three months ended September 30, 2008. These amounts were used for capital expenditures, representing 0.01% and 2.84% of our total revenues, respectively. Facing the worldwide financial crisis, we substantially reduced our capital spending.

Financing Activities

Net cash used in financing activities was $18,282, the amount to repurchase 6,100 shares of our outstanding common stock from the open market during the three months ended September 30, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), a replacement of FASB Statement No. 162”. The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification replaces the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement all the existing non-SEC accounting and reporting standards are superseded. The adoption of this accounting standard is not expected to have a material effect on our company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities”. SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for years beginning after November 15, 2009 and is not expected to have a material impact on our company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” an amendment to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on our company’s condensed consolidated financial statements.

On October 7, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force. The amendments to FASB ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, permit vendors to account for products and services separately rather than as a combined unit. Any vendor who enters into multiple-deliverable arrangements with customers that are covered by Subtopic 605-25 will be affected, the FASB said. As a result of the changes, multiple-deliverable arrangements will be separated in more circumstances than under existing guidance. With the changes to Subtopic 605-25, the FASB is eliminating the residual method of allocation and instead requiring entities to allocate the arrangement consolidation at the inception of the arrangement to all deliverables using the relative selling price method. Vendors will be required to determine their best estimate of the selling price consistently with the method they use to determine the selling price when the good or service is sold separately. The changes in ASU No. 2009-13 will be effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later. Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years. The adoption of this accounting standard is not expected to have a material effect on our company’s condensed consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this accounting standard is not expected to have a material effect on our company’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  For the purpose of improving management efficiency and effectiveness, the Company has completed a major part of the implementation of a new accounting and management information system using SAP Business One software. Our company is currently utilizing this new system.

As of September 30, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)
The annual report filed on September 22, 2009 for the fiscal year ended June 30, 2009 (SEC Accession No. 0001144204-09-049470) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2009
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	748,022
Sarbanes-Oxley compliance	500,000	48,682
Marketing of company across China, United States and internationally	244,621	331,131
Develop information exchange system	400,000	95,946
Train staff	163,081	57,968
Fixed asset purchase	407,702	396,624
Miscellaneous expenses	407,702	291,636
Stock repurchases	—	304,184

Total	$8,154,047	$2,377,719

(c)
Our company repurchased 6,100 shares of our outstanding common stock from the open market during the three months ended September 30, 2009.  The Company repurchased 3,100 shares in July 2009, 0 shares in August 2009 and 3,000 shares in September 2009.  From commencement of the repurchase plan through the date of this filing, our company has repurchased 109,886 shares of common stock, including 3,786 shares after September 30, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The Company announces that its Annual Shareholder Meeting for the fiscal year ended June 30, 2009 will be held on February 11, 2010.  The meeting will be held by telephone conference call.  Any shareholder proposals must be submitted by December 18, 2009 in order to be considered at the meeting.  Further information will be provided in the Company’s annual proxy statement.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(1)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2009.(2)
14.1	Code of Ethics of our company.(3)
21.1	List of subsidiaries of our company.(2)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 13, 2009	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE
INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	F-2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 (unaudited) and 2008 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 (unaudited) and 2008 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	US$	US$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	6,554,016	7,259,654
Advances to suppliers	1,200,216	8,825
Accounts receivable, less allowance for doubtful accounts of $723,640 as of September 30, 2009 and June 30, 2009	2,205,487	2,894,750
Other receivables	119,413	22,085
Prepaid expenses and other current assets	28,649	58,516
Prepaid taxes	7,500	35,305
Employee loans receivable	16,634	16,627
Income tax receivable	89,000	105,092
Deferred tax assets	319,000	333,000

Total current assets	10,539,915	10,733,854

Property and equipment, net	886,635	972,931
Security deposits	51,695	56,885
Employee loans receivable less current portion	64,374	68,504
Deferred tax assets	-	26,000
Other assets	49,321	766

Total Assets	11,591,940	11,858,940

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	559,322	686,588
Accounts payable	3,337,755	3,024,104
Accrued expenses	59,184	145,857
Income taxes payable	95,695	-
Other current liabilities	199,224	619,801

Total Current Liabilities	4,251,180	4,476,350

Deferred tax liabilities	2,000	-

Total Liabilities	4,253,180	4,476,350

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 1,800,000 shares issued	7,709,745	7,709,745
Additional paid-in capital	1,158,696	1,158,696
Treasury stock, at cost	(304,184)	(285,902)
Retained earnings	206,900	111,326
Accumulated other comprehensive loss	(23,800)	(13,399)
Unearned Compensation	(755,396)	(755,396)
Total Sino-Global Shipping America Ltd. Shareholders' equity	7,991,961	7,925,070

Non-Controlling interest	(653,201)	(542,480)

Total shareholders' equity	7,338,760	7,382,590

Total Liabilities and Shareholders' Equity	11,591,940	11,858,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2009	2008
	US$	US$

Revenues	6,244,808	5,098,677

Costs and expenses
Cost of revenues	(5,443,464)	(4,506,565)

General and administrative expense	(858,421)	(1,017,750)
Selling expense	(46,696)	(95,028)
Other income (expense)	53,610	(2,997)
	(6,294,971)	(5,622,340)

Operating Loss	(50,163)	(523,663)

Financial income, net	169,433	15,759
Non-operating revenue	40,200	-
Non-operating costs	(117)	-
	209,516	15,759

Net income (loss) before provision for income taxes	159,353	(507,904)

Income taxes	(174,000)	(72,630)

Net loss	(14,647)	(580,534)

Non-controlling interest in loss	(110,221)	(150,301)

Net income (loss) attributable to Sino-Global Shipping America Ltd.	95,574	(430,233)

Earnings (loss) per share
-Basic	0.03	(0.19)
-Diluted	0.03	(0.19)
Weighted average number of common shares used in computation
-Basic	2,926,245	2,247,839
-Diluted	3,193,277	2,247,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2009	2008
	US$	US$

Operating Activities

Net loss	(14,647)	(580,534)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	87,200	57,227
Provision for doubtful accounts	-	45,813
Deferred tax expense	42,000	-
Changes in assets and liabilities
Increase in advances to supplier	(1,191,391)	(126,905)
Decrease (Increase) in accounts receivable	689,263	(1,383,879)
Decrease (Increase) in other receivables	(97,328)	23,930
Decrease (Increase) in prepaid expense and other current assets	29,867	(51,875)
Decrease in prepaid tax	27,805	-
Decrease in employee loan receivables	4,123	-
Decrease in income tax receivables	16,092	-
Decrease (Increase) in security deposits	5,190	(2,514)
Increase in long-term prepaid expenses	(48,555)	-
Increase (Decrease) in advances from customers	(127,266)	27,771
Increase in accounts payable	313,651	2,006,734
Decrease in accrued expenses	(86,673)	(248)
Increase (Decrease) in income taxes payable	95,695	(164,169)
Decrease in other current liabilities	(420,577)	(11,762)

Net cash used in operating activities	(675,551)	(160,411)

Investing Activities
Capital expenditures and other additions	(904)	(144,800)

Net cash used in investing activities	(904)	(144,800)

Financing Activities
Payments of long-term debt	-	(6,535)
Purchase of treasury stock	(18,282)	-

Net cash used in financing activities	(18,282)	(6,535)

Effect of exchange rate fluctuations on cash and cash equivalents	(10,901)	8,788

Net decrease in cash and cash equivalents	(705,638)	(302,958)

Cash and cash equivalents at beginning of period	7,259,654	9,603,250

Cash and cash equivalents at end of period	6,554,016	9,300,292

Supplemental information
Interest paid	-	1,340
Income taxes paid	7,500	234,000

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with eight branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Zhoushan, Fangchenggang, Yantai and Yingkou. On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific”), in Shanghai on May 31, 2009. This increases the Company's presence to nine ports in mainland China as of June 30, 2009 and will enable the Company to provide a full range of shipping agency services as well as freight forwarder services.

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

The Company established a wholly-owned subsidiary, Sino-Global Shipping (HK) Limited ("Sino-Global HK") on September 22, 2008. Sino-Global HK will become Sino-Global's control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to provide general shipping agency services to all ports in India.

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

            The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in the Company’s total sales, and its income (loss) from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s income because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income as discussed above as though the 2007 agreements were in effect from the inception of Sino-China, and only the 10% of Sino-China’s net income not paid to the Company represents the non-controlling interest in Sino-China’s income.

In December 2007, the Financial Accounting Standards Board issued accounting guidance regarding noncontrolling interests.  The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or affiliate and for the deconsolidation of a subsidiary or affiliate.  It clarifies that a noncontrolling interest in a subsidiary or affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations and changes in equity for all periods presented.  The Company adopted the standard on July 1, 2009, and as a result, it has reclassified financial statement line items for the prior period to conform with this standard.

(b) Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

The Company decided not to elect the fair value option as prescribed by ASC 820-10, “Fair Value Measurements and Disclosures” for its financial assets and liabilities.

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

(d) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of shareholders’ equity of the Company and also included in Non-controlling interest.

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

In accordance with ASC 405-45, the Company reports its revenue on the gross amounts billed to customers based on several criteria: (1) the Company assumes all credit risk for the amounts billed to customers, (2) the Company has multiple suppliers for services ordered by customers and discretion to select the supplier that provides the services, and (3) the Company determines the nature, type or specifications of the services ordered by customers and the Company is responsible for fulfilling these services.

(h) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $723,640 was required at September 30 and June 30, 2009, respectively. Accounts are written off after exhaustive efforts at collection.

(i) Taxation

Because the Company and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements.

The Company follows the provisions of  ASC 740-10, “Accounting for Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations.

PRC Enterprise Income Tax

 PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC. Their taxable incomes were subject to an enterprise income tax rate of 25% in accordance with the amendment of the Enterprise Income Tax Law of the PRC that became effective on January 1, 2008.

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

Sino-China has complied with ASC 405-50 and reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the condensed consolidated statements of operations.

(j) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to Sino-Global Shipping America Ltd. by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares, if any, are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	September 30,
	2009	2008
Numerator:
Net income (loss) attributable to Sino-Global Shipping America Ltd.	$95,574	$(430,233)

Denominator:
Weighted average common shares outstanding	2,926,245	2,247,839
Dilutive effect of stock options and warrants	267,032	-
Weighted average common shares outstanding, assuming dilution	3,193,277	2,247,839

(k) Reclassifications

Certain reclassifications between Financial Income (Expense), Net and Non-Operating Revenues have been made to the prior period financial statements to conform to the current period presentation. The reclassifications have no impact on the Company’s net loss in the prior quarter.

(l) Subsequent Events

The accompanying condensed consolidated financial statements were approved by management and the board of directors and were issued on November 13, 2009. Management has evaluated subsequent events through this date.

(m) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), a replacement of FASB Statement No. 162” . The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification replaces the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement all the existing non-SEC accounting and reporting standards are superseded.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for years beginning after November 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” an amendment to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

On October 7, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force. The amendments to FASB ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, permit vendors to account for products and services separately rather than as a combined unit. Any vendor who enters into multiple-deliverable arrangements with customers that are covered by Subtopic 605-25 will be affected. As a result of the changes, multiple-deliverable arrangements will be separated in more circumstances than under existing guidance. With the changes to Subtopic 605-25, the FASB is eliminating the residual method of allocation and instead requiring entities to allocate the arrangement consolidation at the inception of the arrangement to all deliverables using the relative selling price method. Vendors will be required to determine their best estimate of the selling price consistently with the method they use to determine the selling price when the good or service is sold separately. The changes in ASU No. 2009-13 will be effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later. Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years.  The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

Employee loans receivable consist of the following:

	September 30,	June 30,
	2009	2009
	US$	US$
	(Unaudited)

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,386 bearing no interest through August 2014	81,008	85,131
Less : Current maturities	(16,634)	(16,627)
	64,374	68,504

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:
	September 30,	June 30,
	2009	2009
	US$	US$
	(Unaudited)

Land and building	72,799	72,768
Motor vehicles	864,233	863,866
Computer equipment	107,680	113,556
Office equipment	32,085	30,419
Furniture & Fixtures	24,983	22,545
System software	122,595	120,347
Leasehold improvement	70,636	70,606

Total	1,295,011	1,294,107

Less : Accumulated depreciation and amortization	408,376	321,176

Property and equipment, net	886,635	972,931

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	September 30,	June 30,
	2009	2009
	US$	US$
	(Unaudited)

Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(29,863)	(29,364)
Accumulated deficit	(983,600)	(873,378)
Other adjustments	2,818	2,818
	(653,201)	(542,480)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through July 31, 2011. Future minimum lease payments under operating leases agreements were as follows:

Year ending September 30,	Amount
US$

2010	260,556
2011	39,707
300,263

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2009, the Company has estimated its severance payments of approximately $61,550, which has not been reflected in its condensed consolidated financial statements.

9. TREASURY STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of September 30, 2009, the Company repurchased 106,100 shares from the open market at an average price of $2.87 per share including trading expenses for the total cost of $304,184. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of six months ending April 2010.

Financial income (expenses) for the three months ended September 30, 2009 and September 30, 2008 are as follows:

	For the three months ended September 30,
	2009	2008
	US$	US$
	(Unaudited)	(Unaudited)

Interest income	110,568	46,357
Bank charge	(3,544)	(602)
Foreign currency translation	62,409	(29,996)
	169,433	15,759

10. INCOME TAXES

The income tax provision for the three months ended September 30, 2009 and September 30, 2008 is as follows:

	For the three months ended September 30,
	2009	2008
	US$	US$
	(Unaudited)	(Unaudited)

Current
USA	(132,000)	(68,799)
China	-	(3,831)
	(132,000)	(72,630)
Deferred
Allowance for doubtful accounts	(14,000)	-
Net operating loss carryforward	(26,000)	-
Valuation allowance	(2,000)	-
Net deferred	(42,000)	-
Total	(174,000)	(72,630)

As of September 30, 2009, the Company recognized current deferred tax assets of $319,000 and non-current tax liabilities of $2,000. Management has determined that no valuation allowance for deferred tax assets should be provided as of September 30, 2009 because the Company is expected to be able to realize and recognize these deferred tax assets in the near future.

11. MAJOR CUSTOMERS

For the three months ended September 30, 2009 and September 30, 2008, approximately 52% and 56% respectively, of the Company’s revenues were from one customer; approximately 10% and 13% respectively, of the Company’s revenues were from the second largest customer. At September 30, 2009 and 2008, receivables from one customer were approximately 25% and 30%, respectively. The Company provides services to one customer under an exclusive agency agreement that is terminable on three months’ notice and that expires on December 31, 2009. The contract is renewable on an annual basis.

-------------------------------------------------------------------------