Form 10-Q
period 2009-12-31
Sino-Global Shipping America, Ltd.
filed 2010-02-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number   001-34024

Sino-Global Shipping America, Ltd.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-3588546 (I.R.S. employer identification number)

136-56 39th Avenue, Room #305
Flushing, New York  11354
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
The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,907,346 issued and outstanding shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-Q

2

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

i

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

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, we provide general shipping agency services in all commercial ports in China.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing), in Beijing, which established a subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai”), in Shanghai on May 31, 2009. This increases our presence to nine ports in mainland China and will enable us to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific established another subsidiary, Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 2, 2009 in order to develop additional business opportunities for the company.

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

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. In September 2009, our Board approved to extend the stock repurchase program for another six months ended April 2010. As of December 31, 2009, we repurchased 119,686 shares of our common stock from the open market at an average price of $2.95 per share including trading expenses. The total cost of stock repurchase through December 31, 2009 was $352,748.

Revenues

For the six months and three months ended December 31, 2009, our total revenues amounted to approximately $12.88 million and $6.63 million, representing a 34.51% and 48.22% increase from our total revenues for the same periods in 2008. We expect our top line growth will continue along with the economy recovery in China and around the world.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses decreased as a percentage of total revenues for the six months and three months ended December 31, 2009 mainly due to our tightened budget control over general and administrative expenses. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2009		2008		Change
	US$	%	US$	%	US$	%

Revenues	12,877,051	100.00	9,573,195	100.00	3,303,856	34.51

Costs and expenses
Costs of revenues	(11,296,568)	(87.73)	(8,562,514)	(89.44)	(2,734,054)	31.93

General and administrative	(1,796,094)	(13.95)	(2,173,456)	(22.70)	377,362	(17.36)
Selling	(83,299)	(0.65)	(236,688)	(2.47)	153,389	(64.81)
Other income (expense)	7,508	0.06	(1,260)	(0.01)	8,768	(695.87)
Total costs and expenses	(13,168,453)	(102.26)	(10,973,918)	(114.63)	(2,194,535)	20.00

	For the three months ended December 31,
	2009		2008		Change
	US$	%	US$	%	US$	%

Revenues	6,632,243	100.00	4,474,518	100.00	2,157,725	48.22

Costs and expenses
Costs of revenues	(5,853,104)	(88.25)	(4,055,949)	(90.65)	(1,797,155)	44.31

General and administrative	(937,673)	(14.14)	(1,155,706)	(25.83)	218,033	(18.87)
Selling	(36,603)	(0.55)	(141,660)	(3.17)	105,057	(74.16)
Other income (expense)	(46,102)	(0.70)	1,737	0.04	(47,839)	(2,754.12)
Total costs and expenses	(6,873,482)	(103.64)	(5,351,578)	(119.60)	(1,521,904)	28.44

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. With our cost control efforts, our costs of revenues as a percentage of our total revenues, slightly decreased from 89.44% to 87.73% and from 90.65% to 88.25% for the six months and three months ended December 31 2009 and 2008, respectively. The exchange rate of U.S. dollars against the Chinese RMB was relatively stable during the period.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the six months and three months ended December 31, 2009, our general and administrative expenses as a percentage of our total revenues decreased from 22.70% to 13.95% and from 25.83% to 14.14%for the six months and three months ended December 31, 2008, respectively. Our budget control efforts appear effective in improving our operating results, although we still incurred large expenses on our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses decreased in both absolute amount and as a percentage of our total net revenues for the six months and three months ended December 31, 2009. We effectively control the selling budgets.

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

The accounts of Sino-China are consolidated in the accompanying condensed consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our non-controlling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. We have determined that an allowance of $723,640 was required at December 31, 2009, which is no change from the amount at June 30, 2009 and September 30, 2009.

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

Property and Equipment

We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. We have determined that there were no impairments of fixed assets for the six months ended December 31, 2009.

Translation of Foreign Currency

The accounts of our company and Sino-China are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is the U.S. dollar, while Trans Pacific and Sino-China report their financial position and results of operations in Renminbi. The accompanying condensed consolidated financial statements are presented in U.S. dollars. Foreign currency transactions are translated into U.S. dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China, Trans Pacific, Sino-Global HK and Sino-Global AUS in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity included in non-controlling interest.

Taxation

Because we and Sino-China are incorporated in different jurisdictions, we file separate income tax returns. We are subject to income and capital gains taxes in the United States. Additionally, dividend payments made by our company are subject to withholding tax in the United States.

We use the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2009, we recognized deferred tax assets of $397,000 including current deferred tax assets of $326,000 and non-current tax assets of $71,000. We have determined that no valuation allowance for deferred tax assets should be provided because it is more likely than not that we will be able to realize and recognize these deferred tax assets in the near future.

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

2010 Growth and Earnings Expectations

Our revenues have continued to grow in the first half of fiscal year 2010. Our revenues increased 34.51% for the six months ended December 31, 2009, of which the growth rates were 22.48% for the first quarter ended September 30, 2009 and 48.22% for the second quarter ended December 31, 2009. We renewed the agency service agreement with Beijing Shou Rong, our largest customer, which accounted for 58% of our revenues for the first half fiscal year of 2010. The agency service agreement is renewable and will expire on December 31, 2011. We expect that this renewed agreement is likely to enable our revenues to continue to grow in line with the increased demand for iron ore in China. We have been marketing our business to other potential clients and looking for opportunities in other areas in shipping and logistic industries.

We have incurred losses for the last eight quarters.  The world financial crisis has negatively affected our operations, in addition to the fact that fewer shipments have occurred during the crisis, we receive most of our revenues in US dollars and pay most of our expenses in Chinese Renminbi. As a result, we have faced increased costs of revenues, due to the devaluation of RMB against US dollar. While our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing, we have reduced these amounts for the six months ended December 31, 2009 compared to the same period in 2008. In the first half of the 2010 fiscal year, we concentrated on budget cut without compromising business promotion.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenues. Our total revenues increased by 34.51% from $9,573,195 for the six months ended December 31, 2008 to $12,877,051 in the comparable six months in 2009. The number of ships that generated revenues for us increased from 108 in the first six months of 2009 fiscal year, to 134 in the first six months in 2010 fiscal year, representing an increase of 24.07%.  In addition, our revenues per ship increased during the six months ended December 31, 2009.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 20.00% from $10,973,918 for the six months ended December 31, 2008 to $13,168,453 for the six months ended December 31, 2009. This increase was primarily due to increases in our costs of revenues, offset by the decrease of our general and administrative expenses and selling expenses.


Cost of Revenues. Our cost of revenues increased by 31.93% from $8,562,514 for the six months ended December 31, 2008 to $11,296,568 for the six months ended December 31, 2009. Costs of revenues increased more slowly than revenues, resulting in a higher gross margin, which was 10.56% and 12.27% for the comparative six months in 2008 and 2009, respectively. We managed to achieve the higher gross margin through cost control even though the foreign exchange rate of Chinese currency against the U.S. dollar decreased from RMB6.8469 to $1.00 for the six months ended December 31, 2008 to RMB6.8291 to $1.00 for the six months ended December 31, 2009.


General and Administrative Expenses. Our general and administrative expenses decreased by 17.36% from $2,173,456 for the first half fiscal year of 2008 to $1,796,094 for the first half fiscal year of 2009. Our general and administrative expenses reduced mainly because of (1) the decrease of $194,502 in travel, car and related expenses and (2) the reduced expenses of $182,765 in office rent and supplies. We spent $89,394 in Sarbanes-Oxley compliance for the six months ended December 31, 2009, compared to the similar expenses of $47,369 in the same six month period in 2008.


Selling Expenses. Our selling expenses decreased by 64.81% from $236,688 to $83,299 for the six months ended December 31, 2008 and 2009 respectively, due to our tightened budget in business promotion and travel expenses.

Operating Profit (Loss). We had an operating loss of $291,402 for the six months ended December 31, 2009, compared to an operating loss of $1,400,723 for the comparable six months in 2008. We significantly decreased our operating losses through our efforts in improving gross margin, reducing general and administrative expenses and selling expenses.

Financial Income, Net. Our net financial income was $185,760 for the six months ended December 31, 2009, compared to our net financial expense of $74,533 for the six months ended December 31, 2008. Our financial income is largely generated by interest income from cash in banks and offset by the foreign exchange loss recognized in the financial statement consolidation.

Taxation.  Our income tax provision was $293,151 for the six months ended December 31, 2009, compared to $226,296 for the six months ended December 31, 2008. This includes estimated U.S. current income tax expenses of $331,151 offset by a deferred U.S. tax benefit of $38,000. We are not required to provide for income taxes in China until we generate net income. For further details, see Note 11 of the condensed consolidated financial statements.

Net Income. As a result of the foregoing, we had a net loss of $404,418 for the six months ended December 31, 2009, compared to net loss of $1,701,572 for the six months ended December 31, 2008. After deduction of non-controlling interest in loss of $465,478, net income attributable to Sino-Global Shipping America, Ltd. was $61,060 for the six months ended December 31, 2009, compared to net loss attributable to Sino-Global Shipping America, Ltd. of $1,331,579 for the six months ended December 31, 2008.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues. Our total revenues increased by 48.22% from $4,474,518 for the three months ended December 31, 2008 to $6,632,243 in the three months ended December 31, 2009. The number of ships that generated revenues for us was 47 and 66 for the three months ended December 31, 2008 and 2009 respectively, representing an increase of 40.43%.  In addition, our average revenues per ship increased during the three month period.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 28.44% from $5,351,578 for the three months ended December 31, 2008 to $6,873,482 for the three months ended December 31, 2009. This increase was primarily due to increases in our costs of services, offset by the decrease of our general and administrative expenses and selling expenses.  Our efforts in controlling such expenses resulted in total operating costs and expenses increasing more slowly than revenues.


Cost of Revenues. Our cost of revenues increased by 44.31% from $4,055,949 for the three months ended December 31, 2008 to $5,853,104 for the three months ended December 31, 2009. Costs of revenues increased by less than revenues, resulting in a higher gross margin, which was 9.35% and 11.75% for the comparative three months ended December 31, 2008 and 2009, respectively. The foreign exchange rate of Chinese currency against the U.S. dollar was relatively stable during the three months ended December 31, 2009. The average foreign exchange rate decreased from RMB6.8390 to $1.00 for the three months ended December 31, 2008 to RMB6.8274 to $1.00 for the three months ended December 31, 2009.


General and Administrative Expenses. Our general and administrative expenses decreased by 18.87% from $1,155,706 for the three months ended December 31, 2008 to $937,673 for the three months ended December 31, 2009. Our general and administrative expenses reduced mainly because of (1) the decrease of $191,454 in travel, car and related expenses and (2) the reduced expenses of $101,820 in office rent and supplies, We spent $47,765 in Sarbanes-Oxley compliance for the three months ended December 31, 2009, compared to the similar expenses of $47,369 in the same three month period in 2008.


Selling Expenses. Our selling expenses decreased by 74.16% from $141,660 for the three months ended December 31, 2008 to $36,603 for the three months ended December 31, 2009 due to our efforts to tighten our budget for business promotion and travel expenses.

Operating Profit (Loss). We had an operating loss of $241,239 for the three months ended December 31, 2009, compared to operating loss of $877,060 for the comparable three months in 2008. We significantly decreased our operating losses through our efforts in improving gross margin, reducing general and administrative expenses and selling expenses.

Financial Income, Net. Our net financial income was $16,327 for the three months ended December 31, 2009, compared to our net financial loss of $90,312 for the three months ended December 31, 2008. Our financial income is largely generated by interest income from cash in banks and offset by the foreign exchange losses recognized in the financial statement consolidation.

Taxation.  Our income tax provision was $119,151 for the three months ended December 31, 2009, compared to $153,666 for the three months ended December 31, 2008. This includes estimated U.S. current income tax expenses of $199,151 offset by a deferred U.S. tax benefit of $80,000. We are not required to provide for income taxes in China until we generate net income. For further details, see Note 11 of the condensed consolidated financial statements.

Net Income. As a result of the foregoing, we had a net losses of $389,771 for the three months ended December 31, 2009, compared to net losses of $1,121,038 for the three months ended December 31, 2008. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $34,514 for the three months ended December 31, 2009, compared to net loss attributable to Sino-Global Shipping America, Ltd. of $901,346 for the three months ended December 31, 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering.

Operating Activities

Our sales continued to increase and our gross margin was moderately improved during the six months ended December 31, 2009. For the six months ended December 31, 2009, our net cash used in operating activities was $67,890, compared to net cash used in operating activities of $1,548,172 for the comparable six months in 2008. The improvement of net cash in operating activities is mainly attributable to (1) the decrease in accounts receivable of $1,115,302, (2) the increase in accounts payable of $321,828 and (3) the increase in advances from customers of $266,328. This is mitigated by (1) an increase in advances to suppliers of $566,061 and (2) a decrease of other current liabilities of $546,377.

Investing Activities

Net cash used in investing activities was $2,617 for the six months ended December 31, 2009, compared to net cash used in investing activities of $183,718 for the six months ended December 31, 2008. Facing the worldwide financial crisis, we substantially reduced our capital spending.

Financing Activities

Net cash used in financing activities was $63,917, of which $66,846 was spent on repurchasing 13,586 shares of our outstanding common stock from the open market during the six months ended December 31, 2009.

We believe that our current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through December 31, 2011. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2009:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$528,904	$386,499	$142,405	$--

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of December 31, 2009, our company has estimated its severance payments to be approximately $79,200, which has not been reflected in our consolidated financial statements.

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

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a statement establishing the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.

In June 2009, the FASB issued an amendment to its Interpretation, “Consolidation of Variable Interest Entities.” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

On Jan. 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under Accounting Standards Codification (ASC) Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after Dec. 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

As of December 31, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months or six months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2009
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	930,421
Sarbanes-Oxley compliance	500,000	133,387
Marketing of company across China, United States and internationally	244,621	417,538
Develop information exchange system	400,000	104,611
Train staff	163,081	83,325
Fixed asset purchase	407,702	396,624
Miscellaneous expenses	407,702	324,474
Stock repurchases	—	352,748

Total	$8,154,047	$2,846,656

(c)
Our company repurchased 13,586 shares of our outstanding common stock from the open market during the three months ended December 31, 2009.  The Company repurchased 3,786 shares in October 2009, 4,000 shares in November 2009 and 5,800 shares in December 2009.  From commencement of the repurchase plan through the date of this filing, our company has repurchased 121,686 shares of common stock, including 2,000 shares after December 31, 2009.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

The Company previously announced that its Annual Shareholder Meeting for the fiscal year ended June 30, 2009 will be held on February 11, 2010.  Contrary to such previous announcement, the meeting was held in person in Flushing, New York.

Item 6.   Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2010.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 8, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 11, 2010	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	F-2

Condensed Consolidated Statements of Operations for the six and three months ended December 31, 2009 (unaudited) and 2008 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 (unaudited) and 2008 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	US$	US$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	7,118,374	7,259,654
Advances to suppliers	574,886	8,825
Accounts receivable, less allowance for doubtful accounts of $723,640 as of
December 31, 2009 and June 30, 2009	1,779,448	2,894,750
Other receivables	170,128	22,085
Prepaid expenses and other current assets	123,865	58,516
Prepaid taxes	77,553	35,305
Employee loans receivable	16,636	16,627
Income tax receivable	34,445	105,092
Deferred tax assets	326,000	333,000

Total current assets	10,221,335	10,733,854

Property and equipment, net	853,084	972,931
Security deposits	75,943	56,885
Employee loans receivable less current portion	60,223	68,504
Deferred tax assets	71,000	26,000
Other assets	-	766

Total Assets	11,281,585	11,858,940

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	952,916	686,588
Accounts payable	3,345,932	3,024,104
Accrued expenses	3,259	145,857
Income taxes payable	4,247	-
Other current liabilities	73,424	619,801

Total Current Liabilities	4,379,778	4,476,350

Total Liabilities	4,379,778	4,476,350

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares
issued	7,709,745	7,709,745
Additional paid-in capital	1,158,696	1,158,696
Treasury stock, at cost	(352,748)	(285,902)
Retained earnings	172,386	111,326
Accumulated other comprehensive loss	(24,906)	(13,399)
Unearned Compensation	(755,396)	(755,396)

Total Sino-Global Shipping America Ltd. Shareholders' equity	7,907,777	7,925,070

Non-Controlling interest	(1,005,970)	(542,480)

Total shareholder's equity	6,901,807	7,382,590

Total Liabilities and Shareholders' Equity	11,281,585	11,858,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenues	12,877,051	9,573,195	6,632,243	4,474,518

Costs and expenses
Cost of revenues	(11,296,568)	(8,562,514)	(5,853,104)	(4,055,949)

General and administrative expense	(1,796,094)	(2,173,456)	(937,673)	(1,155,706)
Selling expense	(83,299)	(236,688)	(36,603)	(141,660)
Other income (expense)	7,508	(1,260)	(46,102)	1,737
	(13,168,453)	(10,973,918)	(6,873,482)	(5,351,578)

Operating loss	(291,402)	(1,400,723)	(241,239)	(877,060)

Financial income (expense), net	185,760	(74,553)	16,327	(90,312)
Non-operating revenue (expense)	2,265	-	(37,935)	-
Non-operating costs	(7,890)	-	(7,773)	-
	180,135	(74,553)	(29,381)	(90,312)

Net loss before provision for income taxes	(111,267)	(1,475,276)	(270,620)	(967,372)

Income taxes	(293,151)	(226,296)	(119,151)	(153,666)

Net loss	(404,418)	(1,701,572)	(389,771)	(1,121,038)

Non-controlling interest in loss	(465,478)	(369,993)	(355,257)	(219,692)

Net income (loss) attributable to Sino-Global Shipping America Ltd.	61,060	(1,331,579)	(34,514)	(901,346)

Earnings (loss) per share
-Basic	0.02	(0.44)	(0.01)	(0.30)
-Diluted	0.02	(0.44)	(0.01)	(0.30)
Weighted average number of common shares
-Basic	2,921,907	2,995,048	2,817,569	3,003,206
-Diluted	3,198,939	2,995,048	2,817,569	3,003,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2009	2008
	US$	US$

Operating Activities

Net loss	(404,418)	(1,701,572)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	116,872	85,597
Provision for doubtful accounts	-	45,815
Deferred tax benefit	(38,000)	-
Changes in assets and liabilities
Decrease (Increase) in advances to supplier	(566,061)	49,232
Decrease (Increase) in accounts receivable	1,115,302	(979,662)
Increase in other receivables	(148,043)	(60,595)
Increase in prepaid expense and other current assets	(65,349)	(19,514)
Increase in prepaid tax	(42,248)	-
Decrease in employee loan receivables	8,272	-
Decrease in income tax receivables	70,647	-
Decrease (Increase) in security deposits	(19,058)	36,467
Increase in long-term prepaid expenses	766	-
Increase (Decrease) in advances from customers	266,328	(946,971)
Increase in accounts payable	321,828	2,149,337
Increase (Decrease) in accrued expenses	(142,598)	19,616
Increase (Decrease) in income taxes payable	4,247	(221,940)
Decrease in other current liabilities	(546,377)	(3,982)

Net cash used in operating activities	(67,890)	(1,548,172)

Investing Activities
Capital expenditures and other additions	(2,167)	(183,718)

Net cash used in investing activities	(2,167)	(183,718)

Financing Activities
Payments of long-term debt	-	(13,743)
Payments for treasury stock	(66,846)	(158,624)
Increase in noncontrolling interest in majority-owned subsidiary	2,929	-

Net cash used in financing activities	(63,917)	(172,367)

Effect of exchange rate fluctuations on cash and cash equivalents	(7,306)	9,546

Net decrease in cash and cash equivalents	(141,280)	(1,894,711)

Cash and cash equivalents at beginning of period	7,259,654	9,603,250

Cash and cash equivalents at end of period	7,118,374	7,708,539

Supplemental information
Interest paid	-	-
Income taxes paid	267,000	387,142

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang and cooperation with all other ports in PRC. On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a subsidiary in Shanghai, which provides freight forwarder services. Trans Pacific invested in another subsidiary, Sino-Global Shipping Agency Development Co., Ltd. on November 2, 2009 in Beijing. Trans Pacific owns 99% of Sino-Global Shipping Agency Development Co., Ltd.

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

The Company established a wholly-owned subsidiary, Sino-Global Shipping (HK) Limited ("Sino-Global HK") on September 22, 2008. Sino-Global HK becomes Sino-Global's control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to provide general shipping agency services to all ports in India.

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

(h) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $723,640 was required at December 31 and June 30, 2009, respectively. Accounts are written off after exhaustive efforts at collection.

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

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

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

The following table reconciles weighted average common shares outstanding with denominator used in the calculation of diluted per share information for the six months at December 31, 2009:

Denominator:
Weighted average common shares outstanding	2,921,907
Dilutive effect of stock options and warrants	277,032
Weighted average common shares outstanding, assuming dilution	3,198,939

The effect of stock options and warrants for all other periods persented was anti-dilutive.

(k) Reclassifications

Certain reclassifications between Financial Income (Expense), Net and Non-Operating Revenues have been made to the 2008 financial information to conform to the current period presentation. The reclassifications have no impact on the Company’s net loss.

(l) Subsequent Events

The accompanying condensed consolidated financial statements were approved by management and the board of directors and were issued on February 11, 2010. Management has evaluated subsequent events through this date.

(m) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.

In June 2009, the FASB issued an amendment to its Interpretation, “Consolidation of Variable Interest Entities.” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

On Jan. 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under Accounting Standards Codification (ASC) Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after Dec. 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

Employee loans receivable consist of the following:

	December 31,	June 30,
	2009	2009
	US$	US$
	(Unaudited)

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,386 bearing no interest through August 2014	76,859	85,131

Less : Current maturities	(16,636)	(16,627)
	60,223	68,504

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	December 31,	June 30,
	2009	2009
	US$	US$
	(Unaudited)

Land and building	72,807	72,768
Motor vehicles	864,334	863,866
Computer equipment	111,618	113,556
Office equipment	32,484	30,419
Furniture & Fixtures	24,985	22,545
System software	122,609	120,347
Leasehold improvement	62,420	70,606

Total	1,291,257	1,294,107

Less : Accumulated depreciation and amortization	438,173	321,176

Property and equipment, net	853,084	972,931

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	Decem ber 31,	June 30,
	2009	2009
	US$	US$
	(Unaudited)	(Audited)

Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(30,305)	(29,364)
Accumulated deficit	(1,338,856)	(873,378)
Other adjustments	2,818	2,818
	(1,008,899)	(542,480)
Sino-Global Shipping Agency Development, Limited	2,929	-
Original paid-in-capital	(1,005,970)	(542,480)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 31, 2011. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$
Year ending December 31,

2010	386,499
2011	142,405
528,904

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2009, the Company has estimated its severance payments of approximately $79,200, which has not been reflected in its condensed consolidated financial statements.

9. TREASURY STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of six months ending April 2010. As of December 31, 2009, the Company repurchased 119,686 shares from the open market at an average price of $2.95 per share including trading expenses for the total cost of $352,748.

10. Financial income (expenses)

Financial income (expenses) for the six months ended December 31, 2009 and 2008 and the three months ended December 31, 2009 and 2008 are as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	126,866	83,631	16,298	37,274
Interest expense	3,492	(5)	3,492	(5)
Bank charge	(11,131)	(2,105)	(7,587)	(1,503)
Foreign currency translation	66,533	(156,074)	4,124	(126,078)
	185,760	(74,553)	16,327	(90,312)

11. INCOME TAXES

The income tax provision for the six months ended December 31, 2009 and 2008 and the three months ended December 31, 2009 and 2008 are as follows:

	For the six months ended		For the three months ended
	December 31,		December 31,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current
USA	(331,151)	(221,941)	(199,151)	(153,142)
China	-	(4,355)	-	(524)
	(331,151)	(226,296)	(199,151)	(153,666)
Deferred
Allowance for doubtful accounts	(7,000)	-	7,000	-
Net operating loss carryforward	45,000	-	71,000	-
Valuation allowance	-	-	2,000	-
Net deferred	38,000	-	80,000	-
Total	(293,151)	(226,296)	(119,151)	(153,666)

12. MAJOR CUSTOMERS

For the six months ended December 31, 2009 and 2008, approximately 58% and 52% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expired on December 31, 2009. The contract was renewed and it will terminate on December 31, 2011.