Form 10-Q/A
period 2009-12-31
Sino-Global Shipping America, Ltd.
filed 2010-03-16
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(FIRST AMENDMENT)

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

136-56 39th Avenue, Suite 305
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

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,907,946 issued and outstanding shares of common stock and no shares of preferred stock.

Explanatory Note

Sino-Global Shipping America, Ltd. is filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, originally filed with the Securities and Exchange Commission on February 12, 2010 (the “Quarterly Report”), to correct the number of shares issued and outstanding and to correct a typographical error on Exhibits 32.1 and 32.2.  The exhibit index (Item 6) has been revised to reflect the refiling of Exhibits 32.1 and 32.2.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as stated above, this Amendment does not modify or update our disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

Item 6.   Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2010.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 8, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to our company’s Form 10-Q filed on February 12, 2010, File No. 001-34024.
(7)	Filed herewith.