Form 10-Q
period 2010-03-31
Sino-Global Shipping America, Ltd.
filed 2010-05-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 2,903,841 issued and outstanding shares of common stock and no shares of preferred stock.

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

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang, we provide general shipping agency services in all commercial ports in China.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai”), in Shanghai on May 31, 2009. This increases our presence to nine ports in mainland China and will enable us to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the company.

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

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. In September 2009, our Board approved to extend the stock repurchase program for another six months ended April 2010. As of March 31, 2010, we repurchased 121,191 shares of our common stock from the open market at an average price of $2.96 per share including trading expenses. The total cost of stock repurchase through March 31, 2010 was $358,356. Since March 31, we have repurchased an additional 4,000 shares.

Revenues

For the nine months and three months ended March 31, 2010, our total revenues amounted to approximately $18.90 million and $6.02 million, representing a 46.97% and 83.26% increase from our total revenues for the same periods in 2009. We expect our top line growth will continue along with the economy recovery in China and around the world.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses decreased as a percentage of total revenues for the nine months and three months ended March 31, 2010 mainly due to our tightened budget control over general and administrative expenses. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2010		2009		Change
	US$	%	US$	%	US$	%
Revenues	18,898,243	100.00	12,858,734	100.00	6,039,509	46.97

Costs and expenses
Costs of revenues	(16,498,129)	(87.30)	(11,053,105)	(85.96)	(5,445,024)	49.26

General and administrative expense	(2,796,520)	(14.80)	(3,048,188)	(23.71)	251,668	(8.26)
Selling expense	(121,767)	(0.64)	(337,977)	(2.63)	216,210	(63.97)
Other income (expense)	90,803	0.48	(66,132)	(0.51)	156,935	(237.31)
	(19,325,613)	(102.26)	(14,505,402)	(112.81)	(4,820,211)	33.23

	For the three months ended March 31,
	2010		2009		Change
	US$	%	US$	%	US$	%
Revenues	6,021,192	100.00	3,285,539	100.00	2,735,653	83.26

Costs and expenses
Costs of revenues	(5,201,561)	(86.39)	(2,490,591)	(75.80)	(2,710,970)	108.85

General and administrative expense	(1,000,426)	(16.62)	(874,732)	(26.62)	(125,694)	14.37
Selling expense	(38,468)	(0.64)	(101,289)	(3.08)	62,821	(62.02)
Other income (expense)	83,295	1.38	(64,872)	(1.97)	148,167	(228.40)
	(6,157,160)	(102.27)	(3,531,484)	(107.47)	(2,625,676)	74.35

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues, slightly increased from 85.96% to 87.30% and from 75.80% to 86.39% for the nine months and three months ended March 31 2010 and 2009, respectively. The percentage of our costs to total revenues increased for the three months ended March 31, 2010, because our revenues from maintenance services provided for ship owners (“Owners’ Matters”), which generates higher profit margin, significantly reduced. The exchange rate of U.S. dollars against the Chinese RMB was relatively stable during the period.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the nine months and three months ended March 31, 2010, our general and administrative expenses as a percentage of our total revenues decreased from 23.71% to 14.80% and from 26.62% to 16.62% respectively, compared to the same periods ended March 31, 2009. Our budget control efforts appear effective in improving our operating results, although we still incurred large expenses on our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses decreased in both absolute amount and as a percentage of our total net revenues for the nine months and three months ended March 31, 2010. We effectively control the selling budgets.

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

Consolidation of Variable Interest Entities

Sino-China is considered to be a VIE and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our wholly foreign-owned subsidiary and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

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

Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $30,707 for the nine months and three months ended March 31, 2010.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. We have determined that an allowance of $763,640 was required at March 31, 2010, compared to an estimate of $723,640 at June 30, 2009.

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

Property and Equipment

We calculate gains and losses on disposals by comparing proceeds with the carrying amount of the related assets and include these gains and losses in the consolidated statements of operations. We consider the carrying value of a long-lived asset to be impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. We have determined that there was no impairment of property and equipment for the nine months ended March 31, 2010.

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

We use the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2010, we recognized deferred tax assets of $387,000 including current deferred tax assets of $326,000 and non-current tax assets of $61,000. We have determined that no valuation allowance for deferred tax assets should be provided because it is more likely than not that we will be able to utilize these deferred tax assets in the near future.

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

2010 Trends

Our revenues increased 46.97% for the nine months ended March 31, 2010, including growth rates of 22.48% for the first quarter ended September 30, 2009, 48.22% for the second quarter ended December 31, 2009 and 83.26% for the third quarter ended March 31, 2010. We renewed the agency service agreement with Beijing Shou Rong, our largest customer, which accounted for 64% of our revenues for the nine months of fiscal year of 2010. The agency service agreement is renewable and will expire on December 31, 2011. We expect that this renewed agreement is likely to enable our revenues to continue to grow in line with the increased demand for iron ore in China. We have been marketing our business to other potential clients and looking for opportunities in other areas in shipping and logistic industries.

We have incurred losses for the last nine quarters. The world financial crisis has negatively affected our operations particularly because, in addition to the fact that fewer shipments have occurred during the crisis, we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese Renminbi. As a result, we have faced increased costs of revenues, due to the devaluation of USD against RMB over the last several years. This devaluation has slowed in recent periods and is currently relatively stable.  While our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing, we have reduced these amounts for the nine months ended March 31, 2010 compared to the same period in 2009. In the first nine months of the 2010 fiscal year, we concentrated on budget cuts with the combined effort in business promotion.  By contrast, the three months period ended March 31, 2010, the Company experienced  increased general and administrative expenses over the same period in 2009, as we incurred new expenses in connection with the establishment of Trans Pacific Shanghai and efforts to grow the operations of Sino-Global AUS.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Revenues. Our total revenues increased by 46.97% from $12,858,734 for the nine months ended March 31, 2009 to $18,898,243 in the comparable nine months in 2010. The number of ships that generated revenues for us increased from 155 in the first nine months of 2009 fiscal year, to 200 in the first nine months in 2010 fiscal year, representing an increase of 29.03%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 33.23% from $14,505,402 for the nine months ended March 31, 2009 to $19,325,613 for the nine months ended March 31, 2010. This increase was primarily due to increases in our costs of revenues, offset by the decrease of our general and administrative expenses and selling expenses.

•
Cost of Revenues. Our cost of revenues increased by 49.26% from $11,053,105 for the nine months ended March 31, 2009 to $16,498,129 for the nine months ended March 31, 2010. Costs of revenues increased more rapidly than revenues, resulting in a lower gross margin, which was 14.04% and 12.70% for the comparative nine months in 2009 and 2010, respectively. As mentioned above, our higher margin revenues from Owners’ Matters significantly reduced in the third quarter of 2010 compared to the third quarter of 2009, resulting in the decreased gross margin. We managed to achieve the reasonably higher gross margin through cost control even though the foreign exchange rate of Chinese currency against the U.S. dollar decreased from RMB6.8377 to $1.00 for the nine months ended March 31, 2009 to RMB6.8286 to $1.00 for the nine months ended March 31, 2010.

•
General and Administrative Expenses. Our general and administrative expenses decreased by 8.26% from $3,048,188 for the first nine months of fiscal year 2009 to $2,796,520 for the nine months of 2010. Our general and administrative expenses reduced mainly because of (1) the decrease of $99,908 in travel, car and related expenses and (2) the reduced expenses of $246,366 in office rent and supplies. This was offset by the increase in expenses of being a publicly listed company. We spent $85,238 more in Sarbanes-Oxley Section 404(b) compliance for the nine months ended March 31, 2010, compared to the same period in 2009.

•
Selling Expenses. Our selling expenses decreased by 63.97% from $337,977 to $121,767 for the nine months ended March 31, 2009 and 2010 respectively, due to our tightened budget in business promotion and travel expenses.

Operating Profit (Loss). We had an operating loss of $427,370 for the nine months ended March 31, 2010, compared to an operating loss of $1,646,668 for the comparable nine months in 2009. We significantly decreased our operating losses through our efforts in reducing general and administrative expenses and selling expenses.

Financial Income (expense), Net. Our net financial income was $193,757 for the nine months ended March 31, 2010, compared to our net financial expense of $83,679 for the nine months ended March 31, 2009. Our financial income is largely generated by interest income from cash in banks and offset by the foreign exchange gains.

Taxation.  Our income tax provision was $414,151 for the nine months ended March 31, 2010, compared to $227,768 for the nine months ended March 31, 2009. The 2010 provision includes estimated U.S. current income tax expenses of $442,151 offset by a deferred U.S. tax benefit of $28,000. We are not required to provide for income taxes in China until we generate net income.

Net Income (loss). As a result of the foregoing, we had a net loss of $672,619 for the nine months ended March 31, 2010, compared to a net loss of $1,958,115 for the nine months ended March 31, 2009. After deduction of non-controlling interest in loss of $710,430, net income attributable to Sino-Global Shipping America, Ltd. was $37,811 for the nine months ended March 31, 2010, compared to net loss attributable to Sino-Global Shipping America, Ltd. of $1,430,618 for the nine months ended March 31, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. Our total revenues increased by 83.26% from $3,285,539 for the three months ended March 31, 2009 to $6,021,192 in the three months ended March 31, 2010. The number of ships that generated revenues for us was 47 and 66 for the three months ended March 31, 2009 and 2010 respectively, representing an increase of 40.43%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 74.35% from $3,531,484 for the three months ended March 31, 2009 to $6,157,160 for the three months ended March 31, 2010. This increase was primarily due to increases in our costs of services, offset by the decrease of our general and administrative expenses and selling expenses. Our efforts in controlling such expenses resulted in total operating costs and expenses increasing more slowly than revenues.

•
Cost of Revenues. Our cost of revenues increased by 108.85% from $2,490,591 for the three months ended March 31, 2009 to $5,201,561 for the three months ended March 31, 2010. Costs of revenues increased more rapidly than revenues increased, resulting in a lower gross margin, which was 24.20% and 13.61% for the comparative three months ended March 31, 2009 and 2010, respectively. As mentioned above, our higher margin revenues from Owners’ Matters were significantly reduced in the third quarter of 2010 compared to the third quarter of 2009, resulting in the decreased gross margin. The foreign exchange rate of Chinese currency against the U.S. dollar was relatively stable during the period. The average foreign exchange rate increased from RMB6.8363 to $1.00 for the three months ended March 31, 2009 to RMB6.8275 to $1.00 for the three months ended March 31, 2010.

•
General and Administrative Expenses. Our general and administrative expenses increased by 14.37% from $874,732 for the three months ended March 31, 2009 to $1,000,426 for the three months ended March 31, 2010. Our general and administrative expenses increased mainly because of (1) the decrease of personnel expenses of $105,230, (2) the increased expenses in public listing and Sarbanes-Oxley compliance of $90,873, (3) the increase of $54,000 in setting up operations for Trans Pacific Shanghai and (4) the increase of $50,000 in travel expenses for Sino-Global AUS.

•
Selling Expenses. Our selling expenses decreased by 62.02% from $101,289 for the three months ended March 31, 2009 to $38,468 for the three months ended March 31, 2010 due to our efforts to tighten our budget for business promotion and travel expenses.

Operating Profit (Loss). We had an operating loss of $135,968 for the three months ended March 31, 2010, compared to operating loss of $245,945 for the comparable three months in 2009. We decreased our operating losses through our efforts in controlling general and administrative expenses and selling expenses.

Financial Income (expense), Net. Our net financial income was $7,997 for the three months ended March 31, 2010, compared to our net financial expense of $9,126 for the three months ended March 31, 2009. Our financial income is largely generated by interest income from cash in banks and offset by the foreign exchange losses recognized in the financial statement consolidation.

Taxation.  Our income tax provision was $121,000 for the three months ended March 31, 2010, compared to $1,472 for the three months ended March 31, 2009. This includes estimated U.S. current income tax expenses of $140,000 offset by a deferred U.S. tax benefit of $19,000. We are not required to provide for income taxes in China until we generate net income. For further details, see Note 8 of the condensed consolidated financial statements.

Net Income (loss). As a result of the foregoing, we had net losses of $268,201 for the three months ended March 31, 2010, compared to net losses of $256,543 for the three months ended March 31, 2009. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $23,249 for the three months ended March 31, 2010, compared to net losses attributable to Sino-Global Shipping America, Ltd. of $99,039 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering.

Operating Activities

Our sales continued to increase. For the nine months ended March 31, 2010, our net cash used in operating activities was $1,887,237, compared to net cash used in operating activities of $1,907,604 for the comparable nine months in 2009. The slight improvement is mainly attributable to (1) the increase of advance to suppliers of $1,187,334, (2) the decrease in accounts receivable and other receivables of $550,073,(3) the decrease in other liabilities of $542,379 and (4) an adjustment for loss from our new equity investment of $30,707. This is mitigated by an increase of accounts payable of $814,933.

Investing Activities

Net cash used in investing activities was $329,015 for the nine months ended March 31, 2010, compared to net cash used in investing activities of $150,313 for the nine months ended March 31, 2009. Trans Pacific, our wholly owned subsidiary in China, invested $290,045 to acquire a 40% interest of Sino-Global Shipping Agency Development Limited.

Financing Activities

Net cash used in financing activities was $4,584, caused by spending $72,454 on repurchasing 21,191 shares of our outstanding common stock from the open market during the nine months ended March 31, 2010. This cost was offset by a $67,870 increase in non-controlling interest in our majority-owned subsidiary of Trans Pacific Shanghai.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through December 31, 2011. Below is a summary of our company’s contractual obligations and commitments as of March 31, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$254,349	$210,078	$44,271	$—

The Labor Contract Law of the PRC, effective as of January 1, 2008, requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of March 31, 2010, our company has estimated its severance payments to be approximately $92,000, which has not been reflected in our consolidated financial statements.

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

Recent Accounting Pronouncements

The Emerging Issues Task Force issued "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary", which is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, its current fair value). The net carrying amount shall be reclassified to non-controlling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires the entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal year beginning after December 15, 2010, and for the interim periods with those fiscal years. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flow.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. We are currently evaluating the effects, if any, that ASC 810-10 will have on the Company’s consolidated financial statements.

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

As of March 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months or nine months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2010
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	1,102,791
Sarbanes-Oxley compliance	500,000	139,621
Marketing of company across China, United States and internationally	244,621	557,502
Develop information exchange system	400,000	104,619
Train staff	163,081	83,325
Fixed asset purchase	407,702	396,624
Miscellaneous expenses	407,702	366,600
Stock repurchases	—	358,356

Total	$8,154,047	$3,212,966

(c)
Our company repurchased 1,505 shares of our outstanding common stock from the open market during the three months ended March 31, 2010.  The Company repurchased 1,400 shares in January 2010 and 105 shares in February 2010. From commencement of the repurchase plan through the date of this filing, our company has repurchased 125,191 shares of common stock, including 4,000 shares after March 31, 2010.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   [Reserved]

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 14, 2010	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	F-2

Condensed Consolidated Statements of Operations for the nine and three months ended March 31, 2010 (unaudited) and 2009 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 (unaudited) and 2009 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	US$	US$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	5,063,823	7,259,654
Advances to suppliers	1,196,159	8,825
Accounts receivable, less allowance for doubtful accounts of $763,640 and $723,640 as of March 31, 2010 and June 30, 2009	3,200,227	2,894,750
Other receivables	226,681	22,085
Prepaid expenses and other current assets	77,087	58,516
Prepaid taxes	87,452	35,305
Employee loans receivable	16,640	16,627
Income tax receivable	34,445	105,092
Deferred tax assets	326,000	333,000

Total current assets	10,228,514	10,733,854

Property and equipment, net	816,834	972,931
Security deposits	36,084	56,885
Employee loans receivable less current portion	56,080	68,504
Deferred tax assets	61,000	26,000
Equity investment	259,338	-
Other assets	-	766

Total Assets	11,457,850	11,858,940

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	703,586	686,588
Accounts payable	3,839,037	3,024,104
Accrued expenses	70,305	145,857
Income taxes payable	77,067	-
Other current liabilities	77,422	619,801

Total Current Liabilities	4,767,417	4,476,350

Total Liabilities	4,767,417	4,476,350

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued	7,709,745	7,709,745
Additional paid-in capital	1,158,696	1,158,696
Treasury stock, at cost	(358,356)	(285,902)
Retained earnings	149,137	111,326
Accumulated other comprehensive loss	(27,469)	(13,399)
Unearned Compensation	(755,396)	(755,396)

Total Sino-Global Shipping America Ltd. Shareholders' equity	7,876,357	7,925,070

Non-Controlling interest	(1,185,924)	(542,480)

Total shareholders' equity	6,690,433	7,382,590

Total Liabilities and Shareholders' Equity	11,457,850	11,858,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenues	18,898,243	12,858,734	6,021,192	3,285,539

Costs and expenses
Cost of revenues	(16,498,129)	(11,053,105)	(5,201,561)	(2,490,591)

General and administrative expense	(2,796,520)	(3,048,188)	(1,000,426)	(874,732)
Selling expense	(121,767)	(337,977)	(38,468)	(101,289)
Other income (expense)	90,803	(66,132)	83,295	(64,872)
	(19,325,613)	(14,505,402)	(6,157,160)	(3,531,484)

Operating Loss	(427,370)	(1,646,668)	(135,968)	(245,945)

Financial income (expense), net	193,757	(83,679)	7,997	(9,126)
Non-operating revenue	17,598	-	15,333	-
Non-operating costs	(11,746)	-	(3,856)	-
Loss from equity investment	(30,707)	-	(30,707)	-
	168,902	(83,679)	(11,233)	(9,126)

Net loss before provision for income taxes	(258,468)	(1,730,347)	(147,201)	(255,071)

Income taxes	(414,151)	(227,768)	(121,000)	(1,472)

Net loss	(672,619)	(1,958,115)	(268,201)	(256,543)

Non-controlling interest in loss	(710,430)	(527,497)	(244,952)	(157,504)

Net income (loss) attributable to Sino-Global Shipping America Ltd.	37,811	(1,430,618)	(23,249)	(99,039)

Earnings (loss) per share
-Basic	0.013	(0.48)	(0.01)	(0.03)
-Diluted	0.012	(0.48)	(0.01)	(0.03)
Weighted average number of common shares
-Basic	2,917,337	2,990,652	2,907,995	2,970,723
-Diluted	3,194,369	2,990,652	2,907,995	2,970,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	March 31,
	2010	2009
	US$	US$

Operating Activities

Net loss	(672,619)	(1,958,115)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	155,108	143,352
Provision for doubtful accounts	40,000	96,674
Deferred tax benefit	(28,000)	-
Loss from equity investment	30,707
Changes in assets and liabilities
Decrease (Increase) in advances to supplier	(1,187,334)	76,571
Increase in accounts receivable	(345,477)	(1,795,919)
Decrease (Increase) in other receivables	(204,596)	124,401
Increase in prepaid expense and other current assets	(18,571)	(14,885)
Increase in prepaid tax	(52,147)	(45,320)
Decrease in employee loan receivables	12,411	-
Decrease in income tax receivables	70,647	-
Decrease Increase in security deposits	20,801	35,335
Decrease (Increase) in long-term prepaid expenses	766	(760)
Increase (Decrease) in advances from customers	16,998	(467,154)
Increase in accounts payable	814,933	2,040,178
Increase (Decrease) in accrued expenses	(75,552)	25,004
Increase (Decrease) in income taxes payable	77,067	(167,651)
Increase (Decrease) in other current liabilities	(542,379)	684

Net cash used in operating activities	(1,887,237)	(1,907,605)

Investing Activities
Capital expenditures and other additions	(38,970)	(150,313)
Equity investment	(290,045)	-

Net cash used in investing activities	(329,015)	(150,313)

Financing Activities
Payments of long-term debt	-	(23,604)
Payments for treasury stock	(72,454)	(189,966)
Increase in noncontrolling interest in majority-owned susidiary	67,870	-

Net cash used in financing activities	(4,584)	(213,570)

Effect of exchange rate fluctuations on cash and cash equivalents	25,005	6,918

Net decrease in cash and cash equivalents	(2,195,831)	(2,264,570)

Cash and cash equivalents at beginning of period	7,259,654	9,603,250

Cash and cash equivalents at end of period	5,063,823	7,338,680

Supplemental information
Interest paid	-	5
Income taxes paid	274,500	392,969

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang and cooperation with all other ports in PRC. On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a subsidiary in Shanghai, which provides freight forwarder services. Trans Pacific invested in another subsidiary, Sino-Global Shipping Agency Development Co., Ltd. on November 2, 2009 in Beijing. Trans Pacific owns 40% of Sino-Global Shipping Agency Development Co., Ltd.

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

The Company through Trans Pacific acquired a 90% interest in Trans Pacific Logistics Shanghai, Ltd., which provides freight forwarder services in Shanghai. On November 6, 2009, the Company through Trans Pacific acquired a 40% interest in Sino-Global Shipping Agency Development Co., Ltd. in Beijing.

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

(g) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $30,707 for the nine months and three months ended March 31, 2010.

Summarized financial information for Development Co is as follows:

Condensed Balance Sheet
As of March 31, 2010
US$
Current Assets	157,424
Noncurrent Assets	72,167
Total Assets	229,591

Current liabilities	13,399
Noncurrent liabilities	-
Total Liabilities	13,399
Shareholders' equity	216,192
Total Liabilities and shareholders' equity	229,591

Results of Operations	For the three and nine months
ended March 31, 2010
US$
Net Sales	-
Costs of goods sold	-
Gross profit	-
Operating loss	(76,766)
Net loss	(76,766)

(h) Revenue Recognition

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

(i) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $763,460 and $723,640 was required at March 31, 2010 and June 30, 2009, respectively. Accounts are written off after exhaustive efforts at collection.

(j) Taxation

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

(k) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

The following table reconciles weighted average common shares outstanding with denominator used in the calculation of diluted per share information for the nine months ended March 31, 2010:

Denominator:
Weighted average common shares outstanding	2,917,337
Dilutive effect of stock options and warrants	277,032
Weighted average common shares outstanding, assuming dilution	3,194,369

(l) Recent Accounting Pronouncements

The Emerging Issues Task Force issued "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary", which is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, its current fair value). The net carrying amount shall be reclassified to non-controlling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires the entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal year beginning after December 15, 2010, and for the interim periods with those fiscal years. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations, or cash flow.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. We are currently evaluating the effects, if any, that ASC 810-10 will have on the Company’s consolidated financial statements.

3. EMPLOYEE LOANS RECEIVABLE

The employee loans receivable represent receivables from employees other than executive officers for three automobiles sold to these employees during the fiscal year ended June 30, 2009. These receivables are secured by the automobiles and the personal assets of the employees. The Company has not imputed any interest on these receivables due to immateriality.

Employee loans receivable consist of the follow ing:
	March 31,	June 30,
	2010	2009
	US$	US$
	(Unaudited)

Loans to employees, secured by their personal assets, receivable in monthly installments of approximately $1,386 bearing no interest through August 2014	72,720	85,131
Less : Current maturities	(16,640)	(16,627)
	56,080	68,504

4. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31,	June 30,
	2010	2009
	US$	US$
	(Unaudited)

Land and building	72,828	72,768
Motor vehicles	864,575	863,866
Computer equipment	99,345	113,556
Office equipment	34,259	30,419
Furniture & Fixtures	37,031	22,545
System software	122,643	120,347
Leasehold improvement	62,437	70,606

Total	1,293,118	1,294,107

Less : Accumulated depreciation and amortization	476,284	321,176

Property and equipment, net	816,834	972,931

5. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	June 30,
	2010	2009
	US$	US$
	(Unaudited)
Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(30,247)	(29,364)
Accumulated deficit	(1,586,478)	(873,378)
Other adjustments	5,487	2,818
	(1,253,794)	(542,480)
Trans Pacific Logistics Shanghai Ltd.	67,870	-
Total	(1,185,924)	(542,480)

6. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 31, 2011. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Year ending March 31,

2011	210,078
2012	44,271
254,349

(b) Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2010, the Company has estimated its severance payments of approximately $92,000, which has not been reflected in its condensed consolidated financial statements.

7. TREASURY STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of six months ending April 2010. As of March 31, 2010, the Company repurchased 121,191 shares from the open market at an average price of $2.96 per share including trading expenses for the total cost of $358,356.

8. INCOME TAXES

The income tax provision for the nine months ended March 31, 2010 and 2009 and the three months ended March 31, 2010 and 2009 are as follows:
	For the nine months ended		For the three months ended
	March 31,		March 31,
	2010	2009	2010	2009
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current
USA	(442,151)	(223,407)	(140,000)	(1,466)
China	-	(4,361)	-	(6)
	(442,151)	(227,768)	(140,000)	(1,472)
Deferred
Allowance for doubtful accounts	(7,000)	-	7,000	-
Net operating loss carryforward	35,000	-	10,000	-
Valuation allowance	-	-	2,000	-
Net deferred	28,000	-	19,000	-
Total	(414,151)	(227,768)	(121,000)	(1,472)

9. MAJOR CUSTOMERS

For the nine months ended March 31, 2010 and 2009, approximately 64% and 51% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011.