Form 10-K
period 2010-06-30
Sino-Global Shipping America, Ltd.
filed 2010-09-28
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

136-56 39th Avenue,
Room #305
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

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2009 was approximately $5,027,864, based on the closing sales price of $3.31 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,518,992 shares).

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has issued and outstanding 2,903,841 shares of common stock and no shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Parts I, II and III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year (the “Proxy”); and the registration statements filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) (the “Registration Statements”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”).

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-K

INDEX

i

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

ii

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

China’s Economic Development

China’s population of approximately 1.3 billion people is expected to grow by roughly 15 million people per year. The country’s gross national product has grown at a rate of approximately 10 percent for 25 years, making it the fastest growth rate for a major economy in recorded history. In the same 25-year period, China has moved more than 300 million people out of poverty and quadrupled the average Chinese person’s income. The tremendous potential of this market is noted by the fact that 400 of the world’s largest 500 companies are investing in China.

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

•   Establish local branches in additional ports in China. We currently maintain branch offices in eight cities in China: Ningbo, Qingdao, Tianjin, Qinhuangdao, Fangchenggang, Yantai, Yingkou and Zhoushan. By having offices in each of these cities, we are able to provide local agency services to our customers who use the commercial ports in these cities. We have found a number of benefits of being able to serve as local agents, including the following advantages:

o	We can avoid appointing local agents, which allows us to control the high level of service provided to our customers;
o
We can develop strong relationships with local authorities, which allows us to stay abreast of developments in local ports and to make sure our customers have as many advantages possible in working through any complications;

o	We can maximize profit for our company by not needing to pay third party shipping agents to serve as local agents for our customers;
o	We avoid losing customers to the companies we appoint as local agents or to other competitors that may be able to provide local agent services; and
o	We may save our customers money by avoiding duplicative layers of administration.

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

Our largest customer is Beijing Shou-Rong Forwarding Service Co., Ltd, an affiliate of Capital Steel, a steel company in China. We provide shipping agency services for all vessels carrying iron ore for Capital Steel. Revenues from this company accounted for approximately 64% of our revenues in 2010 and 55% of our revenues in 2009.

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

Employees

As of the date of filing of this report, we have 38 employees, 32 of whom are based in China. Of the total, 5 are in management, 1 is in technical support, 2 are in sales and marketing, 13 are in financial affairs and administration, and 17 are in operation and disbursement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently rent six (6) facilities throughout China and the United States. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Beijing, PRC	Room 705, Tower B Boya International Center No. 1, Lizezhongyi Road Chaoyang District Beijing, PRC 100102	Expires 12/31/2010	845 m2

Fangchenggang, PRC	2nd Floor, Duty-Free Store Building South Gate of Fangcheng Port Fangcheng, PRC 538001	Long term	200 m2

Flushing, NY	136-56 39th Avenue, Room #305, Flushing, New York 11354	Expires 12/31/2011	150m2

Ningbo, PRC	Room 1611, Hai Guang Plaza No. 298 Zhong Shan West Road Hai Shu District Ningbo, PRC 315011	Expires 11/01/2010	45 m2

Qingdao, PRC	Room 2101 Building A, No. 10 Xiang Gang (Middle) Road, Qingdao, PRC 266071	Expires 11/30/2010	186 m2

Qinhuangdao, PRC	Room B01, 18th Floor Jin Yuan International Commercial Building No. 146 He Bei Street, Hai Gang District Qinhuangdao, PRC 0066000	Expires 07/16/2011	30 m2

Item 3.	Legal Proceedings.

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2010, there were four holders of record of our common stock and approximately 700 total shareholders. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2010
Common stock price per share:
High	$5.00	$4.00	$4.95	$3.99	$5.00
Low	$2.50	$3.12	$2.56	$2.11	$2.11

Fiscal year 2009
Common stock price per share:
High	$9.21	$6.20	$4.33	$3.80	$9.21
Low	$3.31	$1.77	$1.60	$2.17	$1.60

Approximate Number of Holders of Our Common Stock

As of the date of this report there are four holders of record of our common stock and approximately 700 total shareholders.

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

The Company has used offering proceeds for the following purposes from completion of the IPO through June 30, 2010.

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2010
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	$100,000	$103,526
Business expansion in 15 to 35 main ports in China	5,930,941	1,242,621
Sarbanes-Oxley compliance	500,000	291,179
Marketing of company across China, United States and internationally	244,621	581,178
Develop information exchange system	400,000	108,854
Staff training	163,081	174,343
Fixed asset purchase	407,702	436,995
Miscellaneous expenses	407,702	393,470
Stock repurchases		372,527

Total	$8,154,047	$3,704,693

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

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

On May 20, 2008, we completed an initial public offering of 1,229,032 common shares at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day.

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

Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. In September 2009, our Board approved to extend the stock repurchase program for another six months ended April 2010. The stock repurchase program has now expired. As of June 30, 2010, we repurchased 125,191 shares of our common stock from the open market at an average price of $2.98 per share including trading expenses. The total cost of stock repurchase through June 30, 2010 was $372,528.

Revenues

The worldwide financial crisis started from September 2008 has brought it with significant negative impact on our 2009 operations. However, in 2010, we have continued to achieve remarkable top line growth. For the year ended June 30, 2010, our total revenues amounted to approximately $26.84 million, representing a 46.40% increase from our total revenues of $18.33 million for the year ended June 30, 2009.

Year	Revenue	Growth
	US$	%
2010	26,841,336	46.40
2009	18,334,359	21.52
2008	15,087,238	49.51
2007	10,090,879	13.07
2006	8,924,786	31.69

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

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

• the number of ships to which we provide port loading/discharging services;• the size and types of ships we serve;
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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the year ended June 30, 2010 mainly due to the increase of the costs paid to Chinese local ports. Our general and administrative expenses decreased significantly during the year ended June 30, 2010, compared to those expenses for the same periods in 2009. This is largely due to our tightened budget control over the expenses. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2010		2009
	US$	%	US$	%

Revenues	26,841,336	100.00	18,334,359	100.00

Costs and expenses
Costs of revenues	23,668,070	88.18	15,767,390	86.00

General and administrative	4,102,864	15.29	4,859,116	26.50
Selling expense	272,829	1.02	380,362	2.07
Other expense	135,557	0.51	61,648	0.34
Total costs and expenses	28,179,320	104.98	21,068,516	114.91

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues increased from 86.00% to 88.18% for the year ended June 30, 2010, because the port charges for the larger vessels we served were much higher but the agent fees we received from our customers remained unchanged. The exchange rate of U.S. dollars against the Chinese RMB was relatively stable during the period.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses as a percentage of our total revenues decreased from 26.50% to 15.29% for the year ended June 30, 2010. Although we have incurred additional expenses, such as compliance costs of SOX404 and auditing expenses, as we have operated as a publicly listed company in the United States, our general and administrative expenses decreased in the 2010 fiscal year based on our efforts to tighten budget controls.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Our selling expenses as a percentage of our total revenues, decreased from 2.07% to 1.02% for the year ended June 30, 2010. Our efforts on controlling the selling expenses appear to have been effective during the year.

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

The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our non-controlling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Equity Investment

Investments in companies that are owned 20% to 50% for which we have significant influence but not control are accounted for by the equity method. Under the equity method, we recognize in earnings its proportionate share of the income or loss of the investee.

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

When a client requests our shipping agency services, we communicate with port officials and our service partners rely on our prior experience for similar vessels with similar needs in the same ports to obtain an estimate for the cost of revenues. We then calculate our shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up.

We generally obtain advance payment of our shipping agency fees prior to providing service to our clients. This significantly reduces the amount of accounts receivable when the shipping agency fees are recognized. To the extent our estimates are insufficient; we bill our clients for the balance to be paid within 30 days.

We use advance payments to pay a number of fees on behalf of our clients before their ships arrive in port, including harbor, berthing, mooring/unmooring, tonnage, immigration, quarantine and tug hire fees. We record the amounts we receive as Advances from Customers and the amounts we pay as Advances to Suppliers. We recognize revenues and expenses once the client’s ship leaves the harbor and the client pays any outstanding amounts. In some cases, a delay in receiving bills will require us to estimate the Service Revenues and Costs of Services in accordance with the rate and formulas approved by the Ministry of Communications. When this happens, we record the difference between Service Revenues (as recognized) and Advances from Customers as Accounts Receivable and the difference between Cost of Revenues and Advances to Suppliers as Accounts Payable. To the extent we recognize revenues and costs in this way, our Accounts Receivable and Accounts Payable will reflect this estimation until we receive the bills and information we require to adjust revenues and expenses to reflect our actual Service Revenues and Cost of Revenues. Any adjustment to actual from the estimated Revenues and Cost of Revenues recorded has been and is expected to be immaterial.

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

2011 Trends

Our revenues increased 46.40% for the year ended June 30, 2010, including growth rates of 22.48% for the first quarter ended September 30, 2009, 48.22% for the second quarter ended December 31, 2009, 83.26% for the third quarter ended March 31, 2010 and 44.83% for the last quarter ended June 30, 2010, compared to the same periods in 2009. We renewed the agency service agreement with Beijing Shou Rong, our largest customer, which accounted for 64% of our revenues for the fiscal year of 2010. The agency service agreement is renewable and will expire on December 31, 2011. We expect that this renewed agreement is likely to enable our revenues to continue to grow in line with the increased demand for iron ore in China. We have been marketing our business to other potential clients and looking for opportunities in other areas in shipping and logistic industries.

We have incurred losses for the last nine quarters. The world financial crisis has negatively affected our operations particularly because, in addition to the fact that fewer shipments have occurred during the crisis, we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese Renminbi (“RMB”). As a result, we have faced increased costs of revenues, due to the devaluation of U.S. dollars against RMB over the last several years. Although this devaluation had slowed in 2010 fiscal year, we expect the U.S. dollar will devaluate about 2% to 5% against the RMB in 2011. As a result, the gross margin will stay depressed. While our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing, we have reduced these amounts for the year ended June 30, 2010 compared to the same period in 2009. In the 2011 fiscal year, we will continue our combined effort in budget controls and business promotion.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Revenues. Our total revenues increased by 46.40% from $18,334,359 for the year ended June 30, 2009 to $26,841,336 for the year ended June 30, 2010. The number of ships that generated revenues for us increased from 241 to 358 for the comparable years in 2009 and 2010 respectively, representing an increase of 48.55%. Along with the economy recovery, there have been more vessels transporting iron ore and other imported goods to Chinese ports, promoting our business growth in 2010.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 33.75% from $21,068,516 for the year ended June 30, 2009 to $28,179,320 for the year ended June 30, 2010. This increase was primarily due to increases in our costs of revenues.

Cost of Revenues. Our cost of revenues increased by 50.11% from $15,767,390 for the 2009 fiscal year to $23,668,070 for the 2010 fiscal year. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 14.00% down to 11.82% for the comparative years ended June 30, 2009 and 2010, respectively. Because of the prices of iron ore increased, importers used larger size of vessels to save freight costs. This resulted in increased fees charges at Chinese local ports. The foreign exchange rate of Chinese currency against the U.S. dollar was relatively stable during the period. The average foreign exchange rate was RMB6.8275 to $1.00 for fiscal 2010 compared to RMB6.8358 to $1.00 for fiscal 2009.

General and Administrative Expenses. Our general and administrative expenses decreased by 15.56% from $4,859,116 for the 2009 fiscal year to $4,102,864 for the 2010 fiscal year. This decrease was primarily due to the decreases of (1) $426,965 in provision for doubtful accounts due to less difficulties in collecting cash from some of our customers, (2) $251,697 in office renting and supplies and (3) $109,386 in automobile and transportation expenses.

We have spent approximately $0.29 million on Sarbanes-Oxley Section 404 compliance. On July 21, 2010, US President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, with an exemption from Section 404(b) of the Sarbanes-Oxley Act for non-accelerated and smaller reporting companies. Although our Company still has to comply with Section 404(a), we expect we will significantly reduce our costs in complying with Sarbanes-Oxley.

Selling Expenses. Our selling expenses decreased by 28.27% from $380,362 for the year ended June 30, 2009 to $272,829 for the year ended June 30, 2010, due to our efforts to tighten our budget for business promotion and travel expenses.

Operating Profit (Loss). We had an operating loss of $1,337,984 for the year ended June 30, 2010, compared to operating loss of $2,734,157 for the year ended June 30, 2009. Our company was particularly adversely affected by the global economic crisis in 2009, and we began to recover in 2010. The operating loss for the 2010 fiscal year was primarily due to the increase in costs of services and general and administrative expenses associated with our public listing expenses and provision for doubtful accounts caused by the difficulties in collecting cash due to our customers’ struggles during the economic downturn.

Net Financial Income. Our net financial income was $150,632 for the year ended June 30, 2010, compared to our net financial income of $25,010 for the year ended June 30, 2009. The net financial income comes largely from interest income from money deposits in banks and is decreased by the foreign exchange losses recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Taxation Our income tax benefits were $8,370 in 2010, compared to tax expenses $126,234 in 2009. As we offset a net deferred tax asset of $95,000 (consisting of $240,000 for allowance for doubtful accounts claimed last year and $145,000 for net operating loss carry forward), the income tax expense of 2010 fiscal year was $86,630. Management has determined that no valuation allowance for deferred tax assets should be provided as of June 30, 2010 because we are expected to generate taxable income in the near future.

Net Income. As a result of the foregoing, we had a net loss of $1,303,415 for the year ended June 30, 2010, compared to net loss of $2,476,381 for the year ended June 30, 2009. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $536,772 for the year ended June 30, 2009, compared to net loss of $1,675,691 for the year ended June 30, 2008.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of June 30, 2010, we had $5,926,153 in cash and cash equivalents, of which $298,219 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2010	2009
	US$	US$
Net cash used in operating activities	(1,020,794)	(1,721,287)
Net cash used in investing activities	(331,642)	(225,554)
Net cash used in financing activities	(20,716)	(353,336)
Net decrease in cash and cash equivalents	(1,333,501)	(2,343,596)
Cash and cash equivalents at beginning of year	7,259,654	9,603,250
Cash and cash equivalents at end of year	5,926,153	7,259,654

Operating Activities

Our sales continued to increase for the year ended June 30, 2010 compared to the year of 2009, but our gross margin declined, which was mainly attributable to the increased costs of services. Net cash used in operating activities was $1,020,793 for the year ended June 30, 2010, compared to net cash used in operating activities of $1,721,287 for the year ended June 30, 2009. The decrease of net cash in operating activities is mainly attributable to (1) a net loss of $1,303,415, (2) an adjustment for provision of doubtful accounts of $346,647, (3) an increase of prepaid taxes, (4) a decrease of advance from customers, and (5) the decrease in other liabilities of $330,652. This is decreased by the decrease of accounts receivable of $659,137. It should be noted that we had net cash used in operating activities of $1,887,237 for the nine months ended March 31, 2010, implying that we had net cash provided by operating activities of $811,741 for the three months ended June 30, 2010.

Investing Activities

Net cash used in investing activities was $331,643 compared to net cash used in investing activities of $225,554 for the years ended June 30, 2010 and 2009, respectively. We made capital expenditures of $40,371 and $396,624 for the fiscal years of 2010 and 2009, representing 0.39% and 3.3% of our total assets, respectively. In addition, our wholly owned subsidiary, Trans Pacific, invested $236,569 in obtaining a 40% interest of Sino-Global Shipping Agency Development Co., Limited, in Beijing.

Financing Activities

Net cash used in financing activities was $20,716 for the year ended June 30, 2010, of which $86,625 was used to repurchase our outstanding shares of common stock from the open market, offset by $65,909 from the increase of non-controlling interest in majority-owned subsidiary.

We believe that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases expiring through July 31, 2011. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$212,233	$182,719	$29,514	$—

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of June 30, 2010, our company has estimated its severance payments to be approximately $102,460, which has not been reflected in our consolidated financial statements.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. For the purpose of improving management efficiency and effectiveness, the Company has completed the implementation of a new accounting and management information system using SAP Business One software. Our company is currently utilizing the new system.

As of June 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2010, its internal control over financing reporting is effective based on those criteria.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2010 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401: The section of the Proxy entitled “Management” is incorporated herein by reference.

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

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Principal Executive Officer, and Mr. Zhang Mingwei, our Principal Accounting and Financial Officer, for the years ended June 30, 2010 and 2009. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name	Year	Salary	Bonus	Securities-based compensation		All other compensation	Total
		US$	US$	US$		US$	US$
Cao Lei, Principal Executive Officer	2010	163,857	-	-	(1)	-	163,857
	2009	106,840	-	-	(1)	-	106,840

Zhang Mingwei, Principal Accounting and Financial Officer	2010	101,344	-	-	(1)	-	101,344
	2009	65,323	-	-	(1)	-	65,323

(1)
We granted each of Mr. Cao and Mr. Zhang options to purchase 36,000 shares of our common stock for $7.75 per share. We granted these options on May 20, 2008. Although we recognize $53,114 in compensation expense for these options as 7,200 options vested for each of Mr. Cao and Mr. Zhang in each of fiscal 2009 and 2010, changes in SEC disclosure requirements require us to disclose the grant date fair value of these shares. As the grant was made in fiscal 2008, the amount is not reflected in this summary compensation table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	128,000	$7.75	174,903

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei(1)	common	1,398,440	(2)	47.52%
Mr. Zhang Mingwei(1)	common	68,400	(2)	2.32%
Mr. Wang Jing (1)	common	4,000	(3)	0.14%
Mr. Dennis O. Laing (1)	common	4,000	(3)	0.14%
Mr. Joseph Jhu (1)	common	2,000	(4)	0.07%
Mr. Daniel E. Kern(5)	common	389,100	(6)	13.22%
Total		1,865,940		63.41%

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 136-56 39th Avenue, Room #305, Flushing, NY 11354.
(2)
Mr. Cao and Mr. Zhang each has received options to purchase 36,000 shares of the Company’s common stock, of which 14,400 underlying shares are reflected in this table because they have vested. The remaining 21,600 options will vest more than 60 days after the date hereof.

(3)
Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, of which 4,000 underlying shares are reflected in this table because they have vested. The remaining 6,000 options will vest more than 60 days after the date hereof.

(4)
Mr. Jhu has received options to purchase 10,000 shares of the Company’s common stock, of which 2,000 underlying shares are reflected in this table because they have vested. The remaining 8,000 options will vest more than 60 days after the date hereof.

(5)	Mr. Kern’s address is 1027 Goldenrod Ave., Corona Del Mar, CA 92625.
(6)
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

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2010. Audit services provided by Friedman LLP for fiscal 2010 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2010 and 2009, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $243,750 and $248,329, respectively.

Audit-Related Fees

During fiscal 2010 and 2009, the Company paid Friedman LLP $0 and $0, respectively, for audit-related services.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2010 and 2009.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2010 and 2009.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
13.1	Quarterly report of the Company on Form 10-Q for the period ended September 30, 2009.(2)
13.2	Quarterly report of the Company on Form 10-Q for the period ended December 31, 2009.(3)
13.3	Quarterly report of the Company on Form 10-Q for the period ended March 31, 2010.(4)
14.1	Code of Ethics of the Company.(5)
21.1	List of subsidiaries of the Company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2009, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on February 12, 2010 and Form 10-Q/A filed on March 16, 2010, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on May 14, 2010, File No. 001-34024.
(5)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(7)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 28, 2010	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 28, 2010	By:	/s/ Cao Lei
Cao Lei
Chief Executive Officer
(Principal Executive Officer)

September 28, 2010	By:	/s/ Wang Jing
Wang Jing
Independent Director

September 28, 2010	By:	/s/ Dennis Laing
Dennis Laing
Independent Director

September 28, 2010	By:	/s/ Joseph Jhu
Joseph Jhu
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2010 and 2009, and the consolidated related statements of operations, cash flows and shareholders' equity for the years then ended.  Sino-Global Shipping America, Ltd.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 28, 2010

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED  BALANCE SHEETS

	June 30,
	2010	2009
	US$	US$

Assets
Current assets
Cash and cash equivalents	5,926,153	7,259,654
Advances to suppliers	103,336	8,825
Accounts receivable, less allowance for doubtful accounts of $137,982 and $723,640 as of June 30, 2010 and June 30, 2009	1,888,965	2,894,750
Other receivables, less allowance for doubtful accounts of $40,000 as of June 30, 2010	319,899	22,085
Prepaid expenses and other current assets	118,112	58,516
Prepaid taxes	477,598	35,305
Employee loans receivable	16,727	16,627
Income tax receivable	123,387	105,092
Deferred tax assets	93,000	333,000

Total current assets	9,067,177	10,733,854

Property and equipment, net	754,027	972,931
Security deposits	-	56,885
Employee loans receivable less current portion	52,190	68,504
Deferred tax assets	171,000	26,000
Equity investment	236,569	-
Other assets	-	766

Total Assets	10,280,963	11,858,940

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	355,936	686,588
Accounts payable	3,482,273	3,024,104
Accrued expenses	75,771	145,857
Other current liabilities	104,641	619,801

Total Current Liabilities	4,018,621	4,476,350

Total Liabilities	4,018,621	4,476,350

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,158,696
Treasury stock, at cost	(372,527)	(285,902)
Retained earnings (accumulated deficit)	(425,446)	111,326
Accumulated other comprehensive loss	(4,624)	(13,399)
Unearned Compensation	(593,027)	(755,396)

Total Sino-Global Shipping America Ltd. Shareholders' equity	7,505,917	7,925,070

Non-Controlling interest	(1,243,575)	(542,480)

Total shareholders' equity	6,262,342	7,382,590

Total Liabilities and Shareholders' Equity	10,280,963	11,858,940

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED  STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2010	2009
	US$	US$

Revenues	26,841,336	18,334,359

Costs and expenses
Cost of revenues	(23,668,070)	(15,767,390)

General and administrative expense	(4,102,864)	(4,859,116)
Selling expense	(272,829)	(380,362)
Other	(135,557)	(61,648)
	(28,179,320)	(21,068,516)

Operating Loss	(1,337,984)	(2,734,157)

Financial income, net	150,632	25,010
Non-operating revenue	28,776	-
Non-operating costs	(3,507)	-
Loss from equity investment	(54,702)	-
	121,199	25,010

Net loss before provision for income taxes	(1,216,785)	(2,709,147)

Income taxes	(86,630)	232,766

Net loss	(1,303,415)	(2,476,381)

Non-controlling interest in loss	(766,643)	(800,690)

Net loss attributable to Sino-Global Shipping America Ltd.	(536,772)	(1,675,691)

Earnings (loss) per share
-Basic	(0.18)	(0.56)
-Diluted	(0.18)	(0.56)
Weighted average number of common shares
-Basic	2,915,879	2,987,297
-Diluted	2,915,879	2,987,297

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009
	US$	US$

Operating Activities

Net loss	(1,303,415)	(2,476,381)
Adjustment to reconcile net loss to net cash used in operating activities
Loss on disposal of equipment	11,041	22,571
Stock option expense	195,469	188,849
Depreciation	216,997	250,450
Provision for doubtful accounts	346,648	773,612
Deferred tax expense (benefit)	95,000	(359,000)
Loss from equity investment	54,702	-
Changes in assets and liabilities
Decrease (Increase) in advances to supplier	(94,511)	105,745
Decrease (Increase) in accounts receivable	659,137	(2,403,053)
Decrease (Increase) in other receivables	(297,814)	191,430
Increase in prepaid expense and other current assets	(59,596)	(28,061)
Increase in prepaid tax	(442,293)	(35,305)
Decrease in employee loan receivables	16,214	-
Increase in income tax receivables	(18,295)	(105,092)
Decrease Increase in security deposits	56,885	35,303
Decrease (Increase) in long-term prepaid expenses	766	(766)
Decrease in advances from customers	(330,652)	(268,728)
Increase in accounts payable	458,169	1,971,046
Increase (Decrease) in accrued expenses	(70,086)	72,834
Decrease in income taxes payable	-	(168,011)
Increase (Decrease) in other current liabilities	(515,160)	511,270

Net cash used in operating activities	(1,020,794)	(1,721,287)

Investing Activities
Proceeds from sale of equipment	-	171,070
Capital expenditures and other additions	(40,371)	(396,624)
Equity investment	(291,271)	-

Net cash used in investing activities	(331,642)	(225,554)

Financing Activities
Payments of long-term debt	-	(67,434)
Payments for treasury stock	(86,625)	(285,902)
Increase in noncontrolling interest in majority-owned susidiary	65,909	-

Net cash used in financing activities	(20,716)	(353,336)

Effect of exchange rate fluctuations on cash and cash equivalents	39,651	(43,419)

Net decrease in cash and cash equivalents	(1,333,501)	(2,343,596)

Cash and cash equivalents at beginning of year	7,259,654	9,603,250

Cash and cash equivalents at end of year	5,926,153	7,259,654

Supplemental information
Interest paid	-	10,023
Income taxes paid	340,500	392,969

Supplemental disclosure of non-cash investing activities
Employee loans receivable for the sale of equipment	-	85,131

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Unearned compensation	Total
	US$	US$	US$	US$	US$	US$	US$

Balance as of June 30, 2009	7,709,745	1,158,696	(285,902)	111,326	(13,399)	(755,396)	7,925,070

Shares repurchased			(86,625)				(86,625)
Fair value of stock options granted to member of the audit committee		33,100				(33,100)	-
Amortization of stock options granted to employees and members of audit committee						195,469	195,469
Foreign currency translation					8,775		8,775
Net loss				(536,772)			(536,772)
Comprehensive loss							(527,997)
Balance as of June 30, 2010	7,709,745	1,191,796	(372,527)	(425,446)	(4,624)	(593,027)	7,505,917

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

(g) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $54,703 for the year ended June 30, 2010.

Summarized financial information for Development Co is as follows:

As of June 30, 2010
US$
Current Assets	100,190
Noncurrent Assets	70,579
Total Assets	170,769

Current liabilities	13,751
Noncurrent liabilities	-
Total Liabilities	13,751
Shareholders' equity	157,018
Total Liabilities and shareholders' equity	170,769

For the year ended
Results of Operations	June 30, 2010
Net Sales	-
Costs of goods sold	-
Gross profit	-
Operating loss	$(136,757)
Net loss	$(136,757)

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

(i) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $137,982 was required at June 30, 2010, and $723,640 at June 30, 2009. Accounts are written off after exhaustive efforts at collection.

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

Income tax returns for the year prior to 2006 are no longer subject to examination by tax authorities.

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

(k) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preference shares if applicable are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	2010	2009
Numerator:
Net income (loss)	$(536,772)	$(1,675,691)

Denominator:
Weighted average common shares outstanding	2,915,879	2,987,297
Dilutive effect of stock options and warrants	-	-
Weighted average common shares outstanding, assuming dilution	2,915,879	2,987,297

The effect of 138,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive.

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

Employee loans receivable consist of the following:

	June 30,
	2010	2009
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,386 bearing no interest through August 2014	68,917	85,131
Less : Current maturities	(16,727)	(16,627)
	52,190	68,504

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

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30,
	2010	2009
	US$	US$

Land and building	73,207	72,768
Motor vehicles	869,081	863,866
Computer equipment	102,048	113,556
Office equipment	35,714	30,419
Furniture & Fixtures	37,119	22,545
System software	112,268	120,347
Leasehold improvement	62,763	70,606

Total	1,292,200	1,294,107

Less : Accumulated depreciation and amortization	538,173	321,176

Property and equipment, net	754,027	972,931

7. STOCK-BASED COMPENSATION

On May 20, 2008, the Company issued 174,000 stock options (“Options”) to its officers, employees and members of the audit committee to purchase the Company’s common stock. The Options were all issued pursuant to the Company’s 2008 Stock Incentive Plan. On December 15, 2009, the Company issued 10,000 stock options to Joseph Jhu, member of the audit committee, to purchase the Company’s common stock without par value per share.

The Options are non-statutory options and have been granted by the Compensation Committee to Cao Lei, Zhang Mingwei, Cao Jing Bo and Cao Xin Qing. The Board of Directors approved the issuance of options to Dennis O. Laing, C. Thomas Burke and Wang Jing, all of whom are members of both the Compensation Committee and Audit Committee. During the year ended June 30, 2009, Cao Xin Qing and C. Thomas Burke left the Company and their options expired unexercised.

A summary of the options issued under the Plan is presented in the table below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	128,000	$7.75	174,000	$7.75
Granted	10,000	$3.37	-	$-
Canceled, forfeited or expired	-	$7.75	(46,000)	$7.75

Options outstanding, end of year	138,000	$7.43	128,000	$7.75

Options exercisable, end of year	27,600	$7.75	25,600	$7.75

The issuance of the Options is exempted from registration under of the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially on May 19, 2010. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is 10 years and the exercise price of the Options are $7.75 (174,000 options) and $3.37 (10,000 options) separately. Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. Provided the Common Stock is then traded on the NASDAQ Capital Market, the Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The fair value of 10,000 stock options granted in 2010 was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Pricing Model
Assumptions:
Stock Price	$3.31
Strike Price	$3.37
Volatility	408.84%
Risk-free Rate	2.35%
Expected life	5 yrs
Dividend Yield	0.00%
Marginal Tax Rate	0.00%
Number of Options	10,000

For the 10,000 options granted in 2010, volatility of SINO stock is computed based on the monthly closing price from May 2008 to December 2009. Because the Company does not have historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The aggregate fair value of $593,027 at the year ended June 30, 2010 is presented as “Unearned Compensation”, comparing to $755,396 as the year ended June 30, 2009. For those 10,000 options issued in December 2009, the fair value is $33,100 as the year ended June 30, 2010. The Company amortized stock option expenses of $195,469 and $188,849 for the years ended June 30, 2010 and 2009, respectively.

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

8. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	June 30,
	2010	2009
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(29,724)	(29,364)
Accumulated deficit	(1,641,802)	(873,378)
Other adjustments	4,598	2,818
	(1,309,484)	(542,480)
Trans Pacific Logistics Shanghai Ltd.	65,909	-
Total	(1,243,575)	(542,480)

9. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 31, 2011. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Year ending June 30,

2011	182,719
2012	29,514
212,233

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2010, the Company has estimated its severance payments of approximately $102,460, which has not been reflected in its consolidated financial statements.

10. CAPITAL STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of June 30, 2010, the Company repurchased 125,191 shares from the open market at an average price of $2.98 per share including trading expenses for the total cost of $372,528. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of 6 months. On June 07, 2010, the Company closed its Escrow bank account.

11. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the years ended June 30, 2010 and June 30, 2009 are as follows:

	For the year ended June 30,
	2010	2009
	US$	US$

Interest income	148,127	149,553
Interest expense	3,492	(10,023)
Bank charge	(28,257)	(6,926)
Foreign currency translation	27,270	(107,594)
	150,632	25,010

12. INCOME TAXES

The income tax provision (benefit) for years ended June 30, 2010 and June 30, 2009 are as follows:

	For the year ended June 30,
	2010	2009
	US$	US$

Current
USA	8,370	(121,872)
China	-	(4,362)
	8,370	(126,234)
Deferred
Allowance for doubtful accounts	(240,000)	333,000
Net operating loss carryforward utilized	145,000	26,000
Valuation allowance	-	-
Net deferred	(95,000)	359,000
Total	(86,630)	232,766

As of June 30, 2010, the Company recognized deferred tax assets of $264,000 including current deferred tax assets of $93,000 and non-current tax assets of $171,000. Management has determined that no valuation allowance for deferred tax assets should be provided as of June 30, 2010 because the Company is expected to be able to realize and recognize these deferred tax assets in the near future.

The Company had net operating loss carry forwards of approximately $431,000 which may be utilized to reduce New York State and New York City taxable income through 2030.

Income tax expense for the years ended June 30, 2010 and 2009 varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35 percent to the Company’s effective income tax rate is as follows:

	For the year ended June 30,
	2010	2009
	%	%

Expected federal income tax expense (benefit)	35.00	(35.00)

State, local tax net of federal benefit	11.99	7.50

Permanent difference	2.45	1.10

Net operating loss carry forward adjustments	15.56	1.80

Other	(2.14)	(0.50)

Total tax expense (benefit)	62.86	(25.10)

13. MAJOR CUSTOMER

For the years ended June 30, 2010 and June 30, 2009, approximately 64% and 55% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011. At June 30, 2009, receivables from three customers approximated 24%, 13% and 10%, respectively.