Form 10-Q
period 2010-09-30
Sino-Global Shipping America, Ltd.
filed 2010-11-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

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

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases our presence in mainland China and enables us to provide a full range of shipping agency services as well as freight forwarder services.  Trans Pacific acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the company.

Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific and us has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

With a purpose of building an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia.

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. We expect that Sino-Global HK will become our control and management center for southern Chinese ports and will enable our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, we are able to provide general shipping agency services to all ports in India.

On May 20, 2008, we completed an initial public offering of 1,229,032 ordinary shares at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day. Following the initial public offering, our Board authorized a stock repurchase program under which we may repurchase up to 10% of our outstanding common stock for a period of 12 months, which began October 9, 2008. In September 2009, our Board approved to extend the stock repurchase program for another six months ended April 2010. The stock repurchase program has now expired. In total, we repurchased 125,191 shares of our common stock from the open market at an average price of $2.98 per share including trading expenses. The total cost of stock repurchase was $372,528.

Revenues

For the first quarter ended September 30, 2010, our total revenues amounted to approximately $8.20 million, representing a 31.30% increase from our total revenues of $6.24 million for the quarter ended September 30, 2009.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the three months ended September 30, 2010 mainly due to the increase of the costs paid to Chinese local ports. Our general and administrative expenses increased in absolute amount but decreased as a percentage of total revenues. As our operations increased, our general and administrative expenses increased accordingly. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2010		2009		Change
	US$	%	US$	%	US$	%
Revenues	8,199,344	100.00	6,244,808	100.00	1,954,536	31.30

Costs and expenses
Cost of revenues	(7,394,678)	(90.19)	(5,443,464)	(87.17)	(1,951,214)	35.85

General and administrative	(1,027,199)	(12.53)	(858,421)	(13.75)	(168,778)	19.66
Selling	(54,345)	(0.66)	(46,696)	(0.75)	(7,649)	16.38
Others	29,026	0.35	53,610	0.86	(24,584)	(45.86)
	(8,427,196)	(103.03)	(6,294,971)	(100.81)	(2,103,590)	26.03

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues increased from 87.17% to 90.19% for the three months ended September 30, 2010 and 2009 respectively, because the port charges for the larger vessels we served were much higher. In addition, the exchange rate of U.S. dollars against the Chinese RMB also devaluated approximately 1%, resulting in the increased of costs of revenues. To overcome the negative impact form the above two factors, we are re-negotiating the agency fees with our major customers and we expect positive responses from them.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the three months ended September 30, 2010, our general and administrative expenses as a percentage of our total revenues decreased from 13.75% to 12.53% for the three months ended September 30, 2009. Our budget control efforts appear effective in improving our operating results, although we still incurred significant expenses in our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Although they slightly increased in absolute amount, our selling expenses decreased as a percentage of our total net revenues for the three months ended September 30, 2010 due to our efforts to tighten our budget controls.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the parent and its subsidiaries.  All significant inter-company transaction and balances are eliminated in consolidation.  Sino-China is considered to be a VIE and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year.  In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are condensed consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our noncontrolling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Equity Investment

Investments in companies that are owned 20% to 50% for which we have significant influence but not control are accounted for by the equity method. Under the equity method, we recognize in earnings our proportionate share of the income or loss of the investee.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis we have experienced difficulties in collecting cash from some of our customers.

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

2011 trends

We continued our top-line growth for the three months ended September 30, 2010 and expect the trend will continue through the 2011 fiscal year. In contrast to the increase in our revenues, we only managed to have a marginal increase of our gross profits in the absolute amount, and our gross margin decreased continuously. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese Renminbi (“RMB”), we have faced increased costs of revenues due to the devaluation of U.S. dollars against RMB over the last several years. From June 17, 2010, Chinese RMB started its second round of re-valuation, and we anticipate that the U.S. dollar will devalue about 2% to 5% against the RMB in 2011. As a result, we expect that our gross margin will stay depressed unless we are able to successfully renegotiate service prices with our major customers, and there is no guarantee that we will be able to do so. Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing. We reduced these amounts for the year ended June 30, 2010 compared to the same period in 2009. In the 2011 fiscal year, we will continue our combined effort in budget controls and business promotion. In the first quarter of 2011, we have continued to reduce these amounts.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues. Our total revenues increased by 31.30% from $6,244,808 for the three months ended September 30, 2009 to $8,199,344 in the comparable three months in 2010. The number of ships that generated revenues for us increased from 93 in the three months ended September 30, 2009, to 103 in the three months ended September 30, 2010, representing an increase of 10.75%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 26.03% from $6,294,971 for the three months ended September 30, 2009 to $8,427,196 for the three months ended September 30, 2010. This increase was primarily due to increases in our costs of revenues.

•
Costs of Revenues. Our cost of revenues increased by 35.85% from $5,443,464 for the three months ended September 30, 2009 to $7,394,678 for the three months ended September 30, 2010. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 12.83% down to 9.81% for the comparative three months ended September 30, 2009 and 2010, respectively. Because iron ore prices increased, importers used larger vessels to save freight costs. This resulted in increased fees charges at Chinese local ports. Additionally, the foreign exchange rate of Chinese currency against the U.S. dollar increased during the period. The average foreign exchange rate was RMB6.7692 to $1.00 for the first quarter of fiscal 2011 compared to RMB6.8309 to $1.00 for the first quarter of fiscal 2010.

•
General and Administrative Expenses. Our general and administrative expenses increased by 19.66% from $858,421 for the three months ended September 30, 2009 to $1,027,199 for the three months ended September 30, 2010. This mainly due to (1) an increase of $12,497 in salaries and human resource expenses, (2) increased travel and car related expenses of $59,067, (3) a increase of $54,928 in office supplies due to operating volume increase and (4) increased entertainment expenses of $34,873 for business promotion.

•	Selling Expenses. Our selling expenses increased by 16.38% from $46,696 for the quarter ended September 30, 2009 to $54,345 for the quarter ended September 30, 2009, due to operating volume increase.

Operating Profit (Loss). We had an operating loss of $247,852 for the three months ended September 30, 2010, compared to operating loss of $50,163 for the comparable three months in 2009. The operating loss for the first quarter of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $86,141 for the three months ended September 30, 2010, compared to our net financial income of $169,433 for the three months ended September 30, 2009. The net financial income comes largely from interest income from money deposits in banks and by the foreign exchange losses recognized in the financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation.  Our income tax expenses were $28,188 for the three months ended September 30, 2010, compared to $132,000 for the three months ended September 30, 2009.  Although we had losses on our consolidated results of operations, we incurred income tax expenses on the profitable results of our U.S. operations.

Net Income. As a result of the foregoing, we had a net loss of $201,527 for the quarter ended September 30, 2010, compared to net loss of $14,647 for the quarter ended September 30, 2009. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $143,281 for the three months ended September 30, 2010, compared to net profit of $95,574 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of September 30, 2010, we had $6,168,552 in cash and cash equivalents, of which $287,895 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2010	2009
	US$	US$
Net cash provided by (used in) operating activities	302,040	(675,551)
Net cash used in investing activities	(34,030)	(904)
Net cash used in financing activities	(2,780)	(18,282)
Net increase (decrease) in cash and cash equivalents	242,399	(705,638)
Cash and cash equivalents at beginning of period	5,926,153	7,259,654
Cash and cash equivalents at end of period	6,168,552	6,554,016

Operating Activities

Net cash provided by operating activities was $302,040 for the three months ended September 30, 2010, compared to net cash used in operating activities of $675,551 for the comparable three months in 2009. It should be noted that the improved operating cash flows are mainly attributable to an increase of advances of $756,310 from customers and a decrease of $366,069 in prepaid tax. This was offset by the increase in advances to suppliers of $328,663 and the decrease in income tax receivables of $264,876.

Investing Activities

Net cash used in investing activities was $34,030 compared to net cash used in investing activities of $904 for the three months ended September 30, 2010 and 2009, respectively. We made capital expenditures of $34,030 and $904 for the first quarter of fiscal 2011 and 2010, representing 0.32% and 0.01% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $2,780 for the three months ended September 30, 2010 from the increase of non-controlling interest in majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through December 2012. Below is a summary of our company’s contractual obligations and commitments as of September 30, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$531,553	$291,688	$239,865	$—

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of September 30, 2010, our company has estimated its severance payments to be approximately $93,000, which has not been reflected in our condensed consolidated financial statements.

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

As of September 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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
As of September 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)           The annual report filed on September 28, 2009 for the fiscal year ended June 30, 2010 (SEC Accession No. 0001144204-10-051290) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

	Per Registration statement		As September 30, 2010
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion in 15 to 35 main ports in China	5,930,941	72.74%	1,406,584	17.25%
Sarbanes-Oxley compliance	500,000	6.13%	292,739	3.59%
Marketing of company across China, United States and internationally	244,621	3.00%	645,149	7.91%
Develop information exchange system	400,000	4.91%	109,791	1.35%
Train staff	163,081	2.00%	194,962	2.39%
Fixed asset purchase	407,702	5.00%	436,995	5.36%
Miscellaneous expenses	407,702	5.00%	410,333	5.03%
Stock repurchases			372,527	4.57%

Total	8,154,047	100.00%	3,972,607	48.72%

(c)           During the three months ended September 30, 2010, the company did not repurchase any shares of common stock.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 12, 2010	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2010	2010
	US$	US$
Assets
Current assets
Cash and cash equivalents	6,168,552	5,926,153
Advances to suppliers	431,999	103,336
Accounts receivable, less allowance for doubtful accounts of $137,982 as of September 30, 2010 and June 30, 2010	1,873,506	1,888,965
Other receivables, less allowance for doubtful accounts of $40,000 as of September 30, 2010 and June 30, 2010	341,818	319,899
Prepaid expenses and other current assets	82,538	118,112
Prepaid taxes	111,529	477,598
Employee loans receivable	16,951	16,727
Income tax receivable	388,263	123,387
Deferred tax assets	94,000	93,000
Total current assets	9,509,156	9,067,177
Property and equipment, net	742,652	754,027
Security deposits	29,963	-
Employee loans receivable less current portion	48,652	52,190
Deferred tax assets	170,000	171,000
Equity investment	224,677	236,569
Total Assets	10,725,100	10,280,963
Liabilities and Shareholders’ Equity
Current liabilities
Advances from customers	1,112,246	355,936
Accounts payable	3,405,924	3,482,273
Accrued expenses	86,847	75,771
Income tax payable	3,876	-
Other current liabilities	71,123	104,641
Total Current Liabilities	4,680,016	4,018,621
Total Liabilities	4,680,016	4,018,621
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued and outstanding	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Retained earnings (accumulated deficit)	(568,727)	(425,446)
Accumulated other comprehensive loss	(18,419)	(4,624)
Unearned Compensation	(593,027)	(593,027)
Total Sino-Global Shipping America Ltd. Shareholders’ equity	7,348,841	7,505,917
Non-Controlling interest	(1,303,757)	(1,243,575)
Total shareholders’ equity	6,045,084	6,262,342
Total Liabilities and Shareholders’ Equity	10,725,100	10,280,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,
	2010	2009
	US$	US$
Revenues	8,199,344	6,244,808
Costs and expenses
Cost of revenues	(7,394,678)	(5,443,464)
General and administrative expense	(1,027,199)	(858,421)
Selling expense	(54,345)	(46,696)
Other income	29,026	53,610
	(8,447,196)	(6,294,971)
Operating Loss	(247,852)	(50,163)
Financial income, net	86,141	169,433
Non-operating revenue	3,283	40,200
Non-operating costs	-	(117)
Loss from equity investment	(14,911)	-
	74,513	209,516
Net income (loss) before provision for income taxes	(173,339)	159,353
Income taxes	(28,188)	(174,000)
Net loss	(201,527)	(14,647)
Non-controlling interest in loss	(58,246)	(110,221)
Net loss attributable to Sino-Global Shipping America Ltd.	(143,281)	95,574
Earnings (loss) per share
-Basic	(0.05)	0.03
-Diluted	(0.05)	0.03
Weighted average number of common shares used in computation
-Basic	2,903,841	2,926,245
-Diluted	2,903,841	3,193,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2010	2009
	US$	US$
Operating Activities
Net loss	(201,527)	(14,647)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	52,266	87,200
Deferred tax provision	-	42,000
Loss from equity investment	14,911	-
Changes in assets and liabilities
Increase in advances to supplier	(328,663)	(1,191,391)
Decrease in accounts receivable	15,459	689,263
Increase in other receivables	(21,919)	(97,328)
Decrease in prepaid expense and other current assets	35,574	29,867
Decrease in prepaid tax	366,069	27,805
Decrease in employee loan receivables	3,314	4,123
Decrease (Increase) in income tax receivables	(264,876)	16,092
Decrease (Increase) in security deposits	(29,963)	5,190
Increase in long-term prepaid expenses	-	(48,555)
Increase (Decrease) in advances from customers	756,310	(127,266)
Increase (Decrease) in accounts payable	(76,349)	313,651
Increase (Decrease) in accrued expenses	11,076	(86,673)
Increase in income taxes payable	3,876	95,695
Decrease in other current liabilities	(33,518)	(420,577)
Net cash provided by (used in) operating activities	302,040	(675,551)
Investing Activities
Capital expenditures and other additions	(34,030)	(904)
Net cash used in investing activities	(34,030)	(904)
Financing Activities
Payments for treasury stock	-	(18,282)
Net cash used in financing activities	-	(18,282)
Effect of exchange rate fluctuations on cash and cash equivalents	(25,611)	(10,901)
Net increase (decrease) in cash and cash equivalents	242,399	(705,638)
Cash and cash equivalents at beginning of period	5,926,153	7,259,654
Cash and cash equivalents at end of period	6,168,552	6,554,016
Supplemental information
Interest paid	-	-
Income taxes paid	-	7,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company established a wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK becomes Sino-Global’s control and management center for southern Chinese ports and will enable the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange and one of the largest shipping and logistic service providers in India. Through Forbes, the Company is able to provide general shipping agency services to all ports in India.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Annual Report”).

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of the parent and its subsidiaries.  All significant inter-company transactions and balances are eliminated in consolidation.  Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. On November 14, 2007, the Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

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

(c) Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(d) Use of Estimates

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

(e) Translation of Foreign Currency

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

(f) Cash and Cash Equivalents

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

(g) Property and Equipment

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

(h) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $14,911 for the period ended September 30, 2010.

Summarized financial information for Development Co is as follows:

As of September 30, 2010
US$
Current Assets	54,391
Noncurrent Assets	69,555
Total Assets	123,946

Current liabilities	2,481
Noncurrent liabilities	-
Total Liabilities	2,481
Shareholders’ equity	121,465
Total Liabilities and shareholders’ equity	123,946

For the three months ended
Results of Operations	September 30, 2010
Net Sales	-
Costs of goods sold	-
Gross profit	-
Operating loss	$(37,278)
Net loss	$(37,278)

(i) Revenue recognition

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $137,982 was required at September 30 and June 30, 2010. Accounts are written off after exhaustive efforts at collection.

(k) Taxation

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

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

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

(l) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares, if applicable, are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	September 30,
	2010	2009
Numerator:
Net income (loss)	$(143,281)	$95,574
Denominator:
Weighted average common shares outstanding	2,903,841	2,926,245
Dilutive effect of stock options and warrants	-	267,032
Weighted average common shares outstanding, assuming dilution	2,903,841	3,193,277

The effect of 138,000 stock options and 139,032 warrants for the three months ended September 30, 2010 were not included in the calculation of diluted EPS because they would be anti-dilutive.

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

Employee loans receivable consist of the following:

	September 30,	June 30,
	2010	2010
	US$	US$
Monthly installments of approximately $1,180 bearing no interest through August 2014	65,603	68,917
Less : Current maturities	(16,951)	(16,727)
	48,652	52,190

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	June 30,
	2010	2010
	US$	US$
Land and building	74,188	73,207
Motor vehicles	862,892	869,081
Computer equipment	101,663	102,048
Office equipment	35,804	35,714
Furniture & Fixtures	37,359	37,119
System software	113,772	112,268
Leasehold improvement	63,604	62,763

Total	1,289,282	1,292,200

Less : Accumulated depreciation and amortization	546,630	538,173

Property and equipment, net	742,652	754,027

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	September 30,	June 30,
	2010	2010
	US$	US$
Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(28,880)	(29,724)
Accumulated deficit	(1,665,004)	(1,641,802)
Other adjustments	(30,446)	4,598
	(1,366,886)	(1,309,484)
Trans Pacific Logistics Shanghai Ltd.	63,129	65,909
Total	(1,303,757)	(1,243,575)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 2012. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$
Twelve months ending September 30,
2011	291,688
2012	207,707
2013	32,158
531,553

(b) Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2010, the Company has estimated its severance payments of approximately $93,000, which has not been reflected in its condensed consolidated financial statements.

9. CAPITAL STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of September 30, 2010, the Company repurchased 125,191 shares from the open market at an average price of $2.98 per share including trading expenses for the total cost of $372,528. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of 6 months. On June 7, 2010, the Company closed its Escrow bank account.

10. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the three months ended September 30, 2010 and September 30, 2009 are as follows:

	For the three months ended September 30,
	2010	2009
	US$	US$
Interest income	11,748	110,568
Interest expense	(710)	-
Bank charge	(4,837)	(3,544)
Foreign currency translation	79,940	62,409
	86,141	169,433

11. INCOME TAXES

The income tax provision for the three months ended September 30, 2010 and September 30, 2009 is as follows:

	For the three months ended September 30,
	2010	2009
	US$	US$
Current
USA	(28,188)	(132,000)
China	-	-
	(28,188)	(132,000)
Deferred
Allowance for doubtful accounts	-	(14,000)
Net operating loss carryforward utilized	-	(26,000)
Valuation allowance	-	(2,000)
Net deferred	-	(42,000)
Total	(28,188)	(174,000)

12. MAJOR CUSTOMERS

For the three months ended September 30, 2010 and September 30, 2009, approximately 67% and 52% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011.