Form 10-Q
period 2010-12-31
Sino-Global Shipping America, Ltd.
filed 2011-02-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and six month periods ended December 31, 2010

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

Item 1  Financial Statements

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

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. On September 18, 2007, we amended the Articles of Incorporation and Bylaws of our New York corporation to merge into a new corporation, Sino-Global Shipping America, Ltd., in Virginia.

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

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases our presence in mainland China and enables us to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific Beijing acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the company.

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific Beijing and us has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

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

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK is our control and management center for southern Chinese ports and enables our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through Forbes, we are able to provide general shipping agency services to all ports in India.

Following the initial public offering of our ordinary shares in May 2008, our Board authorized a stock repurchase program which began October 9, 2008, under which we were authorized to repurchase up to 10% of our outstanding common stock for a period of 12 months. In September 2009, our Board approved to extend the stock repurchase program for another six months ended April 2010. In total, we repurchased 125,191 shares of our common stock from the open market at an average price of $2.98 per share including trading expenses. The total cost of stock repurchase was $372,528.

Revenues

For the six months ended December 31, 2010, our total revenues amounted to approximately $17.30 million, representing a 34.08% increase from our total revenues of $12.88 million for the six months ended December 31, 2009.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the six months and slightly decreased for the three months ended December 31, 2010 mainly due to the increase of the costs paid to Chinese local ports. Our general and administrative expenses increased in absolute amount but decreased as a percentage of total revenues. As our operations increased, our general and administrative expenses increased accordingly. The following tables set forth the components of our company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2010		2009		Change
	US$	%	US$	%	US$	%

Revenues	17,265,570	100.00	12,877,051	100.00	4,388,519	34.08

Costs and expenses
Cost of revenues	(15,570,501)	(90.18)	(11,296,568)	(87.73)	(4,273,933)	37.83

General and administrative expense	(2,135,644)	(12.37)	(1,796,094)	(13.95)	(339,550)	18.90
Selling expense	(168,390)	(0.98)	(83,299)	(0.65)	(85,091)	102.15
Other income	75,358	0.44	7,508	0.06	67,850	903.70
Total costs and expenses	(17,799,177)	(103.09)	(13,168,453)	(102.27)	(4,630,724)	35.17

	For the three months ended December 31,
	2010		2009		Change
	US$	%	US$	%	US$	%

Revenues	9,066,226	100.00	6,632,243	100.00	2,433,983	36.70

Costs and expenses
Cost of revenues	(8,175,823)	(90.18)	(5,853,104)	(88.25)	(2,322,719)	39.68

General and administrative expense	(1,108,445)	(12.23)	(937,673)	(14.14)	(170,772)	18.21
Selling expense	(114,045)	(1.26)	(36,603)	(0.55)	(77,442)	211.57
Other income	46,332	0.51	(46,102)	(0.70)	92,434	(200.50)
Total costs and expenses	(9,351,981)	(103.16)	(6,873,482)	(103.64)	(2,478,499)	36.06

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay the costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues increased from 87.73% to 90.18% for the six months ended December 31, 2009 compared to December 31, 2010, respectively, and from 88.25% to 90.18% for the three months ended December 31, 2009 compared to December 31, 2010, respectively, because the port charges for the larger vessels we served were much higher. In addition, the exchange rate of U.S. dollars against the Chinese RMB also devaluated approximately 1.7%, resulting in the increased of costs of revenues. To overcome the negative impact from the above two factors, we have re-negotiated the agency fees with our major customers and we expect positive responses from them.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the six and three months ended December 31, 2010, our general and administrative expenses as a percentage of our total revenues decreased from 13.95% to 12.37% and from 14.14% to 12.23%, respectively. Our budget control efforts appear effective in improving our operating results, although we still incurred significant expenses in our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our effort in promoting fast business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the six and three months ended December 31, 2010.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates are adjusted to reflect actual experience when necessary.  Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and unearned compensation.

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

Some of our contracts provide that revenues are recognized as a mark-up of actual expenses incurred. When services are completed but the information on the actual expenses is unavailable at the end of the fiscal period, we estimate expected revenues and expenses based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. In general, the estimated revenues are based on the contract amounts. In other situations, the estimated revenues are based on the contract amounts plus any additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays and so on. If such contributory factors change, our revenues will increase or decrease accordingly. The estimated costs of revenue are based on the cost information provided by the local port and/or our historical experience of similar transactions. Since all estimated costs and expenses are paid in RMB, if the valuation of the RMB increases compared to the USD, then the estimated costs and expenses will increase accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounts Receivable.”

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the parent and its subsidiaries.  All significant inter-company transaction and balances are eliminated in consolidation.  Sino-China is considered to be a VIE and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year.  In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our wholly foreign-owned subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the Company’s consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our noncontrolling interest in its income (loss) is then subtracted in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

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

2011 trends

We continued our top-line growth for the six and three months ended December 31, 2010 and expect the trend will continue through the 2011 fiscal year. In contrast to the increase in our revenues, we only managed to have a marginal increase of our gross profits in the absolute amount, and our gross margin decreased continuously. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese Renminbi (“RMB”), we have faced increased costs of revenues due to the devaluation of U.S. dollars against RMB over the last several years. From June 17, 2010, the RMB started its second round of re-valuation, and we anticipate that the U.S. dollar will devalue about 5% to 7% against the RMB in 2011. As a result, we expect that our gross margin will stay depressed unless we are able to successfully renegotiate service prices with our major customers, and there is no guarantee that we will be able to do so. Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing. We reduced these amounts for the year ended June 30, 2010 compared to the same period in 2009. In the 2011 fiscal year, we will continue our combined effort in budget controls and business promotion. In the first half of 2011 fiscal year, we have continued to reduce our general and administrative expenses as a percentage of total revenues.

Results of Operations

We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Revenues. Our total revenues increased by 34.08% from $12,877,051 for the six months ended December 31, 2009 to $17,265,570 in the comparable six months in 2010. The number of ships that generated revenues for us increased from 178 in the six months ended December 31, 2009, to 216 in the six months ended December 31, 2010, representing an increase of 21.35%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 35.17% from $13,168,453 for the six months ended December 31, 2009 to $17,799,177 for the six months ended December 31, 2010. This increase was primarily due to increases in our costs of revenues.

•
Costs of Revenues. Our cost of revenues increased by 37.83% from $11,296,568 for the six months ended December 31, 2009 to $15,570,501 for the six months ended December 31, 2010. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 12.27% down to 9.82% for the comparative six months ended December 31, 2009 and 2010, respectively. Because iron ore prices increased, importers used larger vessels to save freight costs. This resulted in increased fees charges at Chinese local ports. Additionally, the foreign exchange rate of Chinese currency against the U.S. dollar increased during the period. The average foreign exchange rate was RMB6.7126 to $1.00 for the first six months of fiscal 2011 compared to RMB6.8291 to $1.00 for the first six months of fiscal 2010.

•
General and Administrative Expenses. Our general and administrative expenses increased by 18.90% from $1,796,094 for the six months ended December 31, 2009 to $2,135,644 for the six months ended December 31, 2010. This mainly due to (1) an increase of $44,295 in salaries and human resource expenses, (2) increased travel and car related expenses of $79,395, (3) an increase of $73,119 in office supplies and expenses due to operating volume increase and (4) increased business promotion and entertainment expenses of $171,139.

•
Selling Expenses. Our selling expenses increased by 102.15% from $83,299 for the six months ended December 31, 2009 to $168,390 for the six months ended December 31, 2010, due to an increase in commission payments as a result of an increase in operating volume.

Operating Loss. We had an operating loss of $533,607 for the six months ended December 31, 2010, compared to operating loss of $291,402 for the comparable six months in 2009. The operating loss for the first half of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $119,899 for the six months ended December 31, 2010, compared to our net financial income of $185,760 for the six months ended December 31, 2009. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation.  Our income tax expenses were $29,188 for the six months ended December 31, 2010, compared to $293,151 for the six months ended December 31, 2009.  Although we had losses on our consolidated results of operations, we incurred income tax expenses based on net capital assets of our U.S. operations.

Net Loss. As a result of the foregoing, we had a net loss of $465,125 for the six months ended December 31, 2010, compared to net loss of $404,418 for the six months ended December 31, 2009. After adding back our non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $256,428 for the six months ended December 31, 2010, compared to net profit of $61,060 for the six months ended December 31, 2009.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues. Our total revenues increased by 36.70% from $6,632,243 for the three months ended December 31, 2009 to $9,066,226 in the comparable three months in 2010. The number of ships that generated revenues for us increased from 85 in the three months ended December 31, 2009, to 113 in the three months ended December 31, 2010, representing an increase of 32.94%.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 36.06% from $6,873,482 for the three months ended December 31, 2009 to $9,351,981 for the three months ended December 31, 2010. This increase was primarily due to increases in our costs of revenues.

•
Costs of Revenues. Our cost of revenues increased by 39.68% from $5,853,104 for the three months ended December 31, 2009 to $8,175,823 for the three months ended December 31, 2010. Costs of revenues increased more rapidly than revenues, resulting in the decrease of gross margins from 11.75% down to 9.82% for the three months ended December 31, 2009 and 2010, respectively. Because iron ore prices increased, importers used larger vessels to save freight costs. This resulted in increased fees charges at Chinese local ports. Additionally, the foreign exchange rate of Chinese currency against the U.S. dollar increased during the period. The average foreign exchange rate was RMB6.7126 to $1.00 for the three months ended December 31, 2010 compared to RMB6.8274 to $1.00 for the three months ended December 31, 2009.

•
General and Administrative Expenses. Our general and administrative expenses increased by 18.21% from $937,673 for the three months ended December 31, 2009 to $1,108,445 for the three months ended December 31, 2010. This increase was mainly due to (1) increased travel and car related expenses of $19,789, (2) an increase of $81,107 in office supplies and expenses due to operating volume increase and (3) an increased business promotion and entertainment expenses of $88,451.

•
Selling Expenses. Our selling expenses increased by 211.57% from $36,603 for the three months ended December 31, 2009 to $114,045 for the three months ended December 31, 2010, mainly due to the commission payments related to the sales increase.

Operating Loss. We had an operating loss of $285,755 for the three months ended December 31, 2010, compared to operating loss of $241,239 for the comparable three months in 2009. The operating loss for the second quarter of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $33,758 for the three months ended December 31, 2010, compared to our net financial income of $16,327 for the three months ended December 31, 2009. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation.  Our income tax expenses were $1,000 for the three months ended December 31, 2010, compared to $119,151 for the three months ended December 31, 2009.  Although we had losses on our consolidated results of operations, we have reserved for estimated income tax expenses on the profitable results of our U.S. operations.

Net Loss. As a result of the foregoing, we had a net loss of $263,598 for the quarter ended December 31, 2010, compared to net loss of $389,771 for the quarter ended December 31, 2009. After adding back our non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $113,147 for the three months ended December 31, 2010, compared to net loss of $34,514 for the three months ended December 31, 2009.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of December 31, 2010, we had $6,072,821 in cash and cash equivalents, of which $137,847 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2010	2009
	US$	US$
Net cash provided by (used in) operating activities	230,575	(67,890)
Net cash used in investing activities	(34,433)	(2,167)
Net cash used in financing activities	(2,780)	(63,917)
Net increase (decrease) in cash and cash equivalents	146,668	(141,280)
Cash and cash equivalents at beginning of period	5,926,153	7,259,654
Cash and cash equivalents at end of the period	6,072,821	7,118,374

Operating Activities

Net cash provided by operating activities was $230,575 for the six months ended December 31, 2010, compared to net cash used in operating activities of $67,890 for the comparable six months in 2009. The improved operating cash flows are mainly attributable to an increase of advances of $1,091,512 from customers and a decrease of $342,017 in prepaid tax. This was offset by the increase in advances to suppliers of $414,541 and the increase in accounts receivables of $450,447.

Since we collect most of our revenues in USD and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against USD has caused a decline in gross margin and higher expenses for our Company for the six months ended December 31, 2010 and 2009.

For the six months ended December 31, 2010, we had net cash provided by operating activities, which was mainly attributable to the growth of our revenues. This was offset by a decline in gross margin and higher expenses as a result of the increase in the valuation of RMB against USD and payments to suppliers at the Chinese local ports. For the six months ended December 31, 2009, we experienced net cash used in operating activities, which was mainly attributable to a decline in gross margin and higher expenses as a result of the increase in the valuation of RMB against USD.

Our revenues have continuously increased since 2006, and in order for us to maintain a steady and positive cash position, we believe the USD has to increase and maintain its valuation against RMB because of the nature of our business.

Investing Activities

Net cash used in investing activities was $34,433 compared to net cash used in investing activities of $2,167 for the six months ended December 31, 2010 and 2009, respectively. We made capital expenditures of $34,433 and $2,167 for the first six months of fiscal 2011 and 2010, representing 0.32% and 0.02% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $2,780 for the six months ended December 31, 2010 from the increase of non-controlling interest in majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through December 2012. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$501,121	$322,157	$178,964	$—

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of December 31, 2010, our company has estimated its severance payments to be approximately $99,000, which has not been reflected in our condensed consolidated financial statements because the probability of payment is remote.

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries, Trans Pacific, Sino-AUS and Sino-HK and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific Beijing is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific Beijing are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

To the extent Trans Pacific Beijing does not generate sufficient after-tax profits to fund this statutory reserve, its ability to pay dividends to us may be limited. Although these statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, these reserve funds are not distributable as cash dividends except in the event of a solvent liquidation of the companies. Other than as described in the previous sentences, China’s State Administration of Foreign Exchange (“SAFE”) has approved the company structure between our company and Trans Pacific Beijing, and Trans Pacific Beijing is permitted to pay dividends to our company.

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

Item 4/4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  For the purpose of improving management efficiency and effectiveness, the Company has completed the implementation of a new accounting and management information system using SAP Business One software. During the new system implementation process, we ran the old information system and new SAP system in parallel.  As a result, the recording data and processing results were cross-checked and confirmed. Our company is currently utilizing the new system.

As of December 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.  During the six months ended December 31, 2010, however, we completed the implementation of our SAP Business One software, an accounting and management information system.  We believe that the implementation of this system has materially improved our internal control over financial reporting by improving our ability to timely and accurately record accounting information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business.  During the quarter ended December 31, 2010, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings.  Nor was any of our property subject to any such material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)           The annual report filed on September 28, 2010 for the fiscal year ended June 30, 2010 (SEC Accession No. 0001144204-10-051290) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

	Per Registration statement		As of December 31, 2010
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion in 15 to 35 main ports in China	5,930,941	72.74%	1,596,185	19.58%
Sarbanes-Oxley compliance	500,000	6.13%	294,280	3.61%
Marketing of company across China, United States and internationally	244,621	3.00%	718,559	8.81%
Develop information exchange system	400,000	4.91%	110,717	1.36%
Train staff	163,081	2.00%	279,019	3.42%
Fixed asset purchase	407,702	5.00%	436,995	5.36%
Miscellaneous expenses	407,702	5.00%	422,696	5.18%
Stock repurchases			372,527	4.57%

Total	8,154,047	100.00%	4,334,504	53.16%

(c)           During the six months ended December 31, 2010, the company did not repurchase any shares of common stock.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 14, 2011	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010	F-2

Condensed Consolidated Statements of Operations for the six and three months ended December 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009	F-4

Notes to the unaudited Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2010	2010
	US$	US$

Assets
Current assets
Cash and cash equivalents	6,072,821	5,926,153
Advances to suppliers	517,877	103,336
Accounts receivable, less allowance for doubtful accounts of $137,982 as of December 31, 2010 and June 30, 2010	2,339,412	1,888,965
Other receivables, less allowance for doubtful accounts of $40,000 as of December 31, 2010 and June 30, 2010	298,414	319,899
Prepaid expenses and other current assets	80,820	118,112
Prepaid taxes	135,581	477,598
Employee loans receivable	17,152	16,727
Income tax receivable	88,263	123,387
Deferred tax assets	94,000	93,000

Total current assets	9,644,340	9,067,177

Property and equipment, net	687,232	754,027
Security deposits	30,318	-
Employee loans receivable less current portion	34,228	52,190
Deferred tax assets	168,000	171,000
Equity investment	210,214	236,569

Total Assets	10,774,332	10,280,963

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	1,447,448	355,936
Accounts payable	3,413,336	3,482,273
Accrued expenses	48,551	75,771
Income tax payable	2,876	-
Other current liabilities	84,240	104,641

Total Current Liabilities	4,996,451	4,018,621

Total Liabilities	4,996,451	4,018,621

Commitment and Contingency

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 2,903,841 shares issued and outstanding	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(681,874)	(425,446)
Accumulated other comprehensive loss	(20,824)	(4,624)
Unearned Compensation	(593,027)	(593,027)

Total Sino-Global Shipping America Ltd. Shareholders' equity	7,233,289	7,505,917

Non-Controlling interest	(1,455,408)	(1,243,575)

Total shareholders' equity	5,777,881	6,262,342

Total Liabilities and Shareholders' Equity	10,774,332	10,280,963
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenues	17,265,570	12,877,051	9,066,226	6,632,243

Costs and expenses
Cost of revenues	(15,570,501)	(11,296,568)	(8,175,823)	(5,853,104)

General and administrative expense	(2,135,644)	(1,796,094)	(1,108,445)	(937,673)
Selling expense	(168,390)	(83,299)	(114,045)	(36,603)
Other income	75,358	7,508	46,332	(46,102)
	(17,799,177)	(13,168,453)	(9,351,981)	(6,873,482)

Operating Loss	(533,607)	(291,402)	(285,755)	(241,239)

Financial income, net	119,899	185,760	33,758	16,327
Non-operating revenue	9,916	2,265	6,633	(37,935)
Non-operating costs	(215)	(7,890)	(215)	(7,773)
Loss from equity investment	(31,930)	-	(17,019)	-
	97,670	180,135	23,157	(29,381)

Net loss before provision for income taxes	(435,937)	(111,267)	(262,598)	(270,620)

Income taxes	(29,188)	(293,151)	(1,000)	(119,151)

Net loss	(465,125)	(404,418)	(263,598)	(389,771)

Non-controlling interest in loss	(208,697)	(465,478)	(150,451)	(355,257)

Net income (loss) attributable to Sino-Global Shipping America Ltd.	(256,428)	61,060	(113,147)	(34,514)

Earnings (loss) per share
-Basic	(0.09)	0.02	(0.04)	(0.01)
-Diluted	(0.09)	0.02	(0.04)	(0.01)
Weighted average number of common shares used in computation
-Basic	2,903,841	2,921,907	2,903,841	2,817,569
-Diluted	2,903,841	3,198,939	2,903,841	2,817,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2010	2009
	US$	US$

Operating Activities

Net loss	(465,125)	(404,418)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	125,791	116,872
Deferred tax expense (benefit)	2,000	(38,000)
Loss from equity investment	31,930	-
Changes in assets and liabilities
Increase in advances to supplier	(414,541)	(566,061)
Decrease (Increase) in accounts receivable	(450,447)	1,115,302
Decrease (Increase) in other receivables	21,485	(148,043)
Decrease (Increase) in prepaid expense and other current assets	37,292	(65,349)
Decrease (Increase) in prepaid tax	342,017	(42,248)
Decrease in employee loan receivables	17,537	8,272
Decrease in income tax receivables	35,124	70,647
Increase in security deposits	(30,318)	(19,058)
Increase in long-term prepaid expenses	-	766
Increase in advances from customers	1,091,512	266,328
Increase (Decrease) in accounts payable	(68,937)	321,828
Decrease in accrued expenses	(27,220)	(142,598)
Increase in income taxes payable	2,876	4,247
Decrease in other current liabilities	(20,401)	(546,377)

Net cash provided by (used in) operating activities	230,575	(67,890)

Investing Activities
Capital expenditures and other additions	(34,433)	(2,167)

Net cash used in investing activities	(34,433)	(2,167)

Financing Activities
Payments for treasury stock	-	(66,846)
Increase (Decrease) in noncontrolling interest in majority-owned subsidiary	(2,780)	2,929

Net cash used in financing activities	(2,780)	(63,917)

Effect of exchange rate fluctuations on cash and cash equivalents	(46,694)	(7,306)

Net increase (decrease) in cash and cash equivalents	146,668	(141,280)

Cash and cash equivalents at beginning of period	5,926,153	7,259,654

Cash and cash equivalents at end of period	6,072,821	7,118,374

Supplemental information
Interest paid	713	-
Income taxes paid	-	267,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Sino-Global Shipping America, Ltd. (the “Company”) was incorporated on February 2, 2001 in New York. On September 18, 2007, the Company amended its Articles of Incorporation and Bylaws to merge into a new Corporation, Sino-Global Shipping America, Ltd. in Virginia.

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang and cooperation with all other ports in PRC. Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, a wholly-owned subsidiary, provides freight forwarder services.

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

The Company is listed on the Nasdaq Capital Market as a result of its Initial Public Offering (IPO) on May 20, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Annual Report”).

(b) Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. On November 14, 2007, the Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

The accounts of Sino-China are consolidated in the accompanying unaudited condensed consolidated financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in the Company’s total sales, and its income (loss) from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

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

(c) Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(d) Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and unearned compensation.

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

(h) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $31,930 for the six months ended December 31, 2010.

Summarized financial information for Development Co is as follows:

Balance Sheet
As of December 31, 2010
US$
Current Assets	63,958
Noncurrent Assets	68,364
Total Assets	132,322

Current liabilities	52,224
Noncurrent liabilities	-
Total Liabilities	52,224
Shareholders' equity	80,098
Total Liabilities and shareholders' equity	132,322

For the six months ended
Results of Operations	December 31, 2010
Net Sales	-
Costs of goods sold	-
Gross profit	-
Operating loss	$(79,824)
Net loss	$(79,824)

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Because of the worldwide financial crisis, the Company has difficulties in collecting cash from some of its customers. In accordance with the accounting policies, management has determined that an allowance of $137,982 was required at December 31 and June 30, 2010. Accounts are written off after exhaustive efforts at collection.

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

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

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

ASC 260-10 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.

The following table sets forth the computation of basic and diluted per share information:

	For the six months ended December 31,
	2010	2009
Numerator:
Net income (loss)	$(256,428)	$61,060

Denominator:
Weighted average common shares outstanding	2,903,841	2,921,907
Dilutive effect of stock options and warrants	-	277,032
Weighted average common shares outstanding, assuming dilution	2,903,841	3,198,939

The effect of 138,000 stock options and 139,032 warrants for the three and six months ended December 31, 2010 and for the three months ended December 31, 2009 were not included in the calculation of diluted EPS because they would be anti-dilutive.

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

Employee loans receivable consist of the following:

	December 31,	June 30,
	2010	2010
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,180 bearing no interest through August 2014	51,380	68,917
Less : Current maturities	(17,152)	(16,727)
	34,228	52,190

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:
	December 31,	June 30,
	2010	2010
	US$	US$

Land and building	75,066	73,207
Motor vehicles	872,864	869,081
Computer equipment	103,881	102,048
Office equipment	36,223	35,714
Furniture & Fixtures	37,568	37,119
System software	115,119	112,268
Leasehold improvement	64,357	62,763

Total	1,305,078	1,292,200

Less : Accumulated depreciation and amortization	617,846	538,173

Property and equipment, net	687,232	754,027

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	December 31,		June 30,
	2010		2010
	US$		US$

Sino-China:
Original paid-in capital	356,400		356,400
Additional paid-in capital	1,044		1,044
Accumulated other comprehensive loss	(30,080)		(29,724)
Accumulated deficit	(1,818,796)		(1,641,802)
Other adjustments	(27,105)		4,598
	(1,518,537)	0	(1,309,484)
Trans Pacific Logistics Shanghai Ltd.	63,129		65,909
Total	(1,455,408)		(1,243,575)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 2012. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Twelve months ending December 31,

2011	322,157
2012	178,964
501,121

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2010, the Company has estimated its severance payments of approximately $99,000, which has not been reflected in its condensed consolidated financial statements as the probability of payment is remote.

The Company is involved in various legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

9. CAPITAL STOCK

On May 20, 2008, the Company completed its initial public offering (“IPO”) of 1,229,032 ordinary shares at $7.75 offering price and realized gross proceeds of $10,775,000 before cash offering costs of $1,602,684. Following the IPO, the Company announced it would repurchase up to 10% of its outstanding common shares for a period of 12 months beginning in October 2008. As of December 31, 2010, the Company repurchased 125,191 shares from the open market at an average price of $2.98 per share including trading expenses for the total cost of $372,527. On September 19, 2009, the Company’s board of directors approved the extension of the repurchase of the common shares for a period of 6 months. On June 7, 2010, the Company closed its Escrow bank account.

10. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the six months ended December 31, 2010 and 2009 and the three months ended December 31, 2010 and 2009 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Interest income	22,607	126,866	10,859	16,298
Interest expense	(713)	3,492	(3)	3,492
Bank charge	(10,584)	(11,131)	(5,747)	(7,587)
Foreign currency translation	108,589	66,533	28,649	4,124
	119,899	185,760	33,758	16,327

11. INCOME TAXES

The income tax provision for the six months ended December 31, 2010 and 2009 and the three months ended December 31, 2010 and 2009 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
	US$	US$	US$	US$

Current
USA	(29,188)	(331,151)	(1,000)	(199,151)
China	-	-	-	-
	(29,188)	(331,151)	(1,000)	(199,151)
Deferred
Allowance for doubtful accounts	-	(7,000)	-	7,000
Net operating loss carry-forward	29,000	45,000	29,000	71,000
Valuation allowance	(29,000)	-	(29,000)	2,000
Net deferred	-	38,000	-	80,000
Total	(29,188)	(293,151)	(1,000)	(119,151)

The valuation allowance increased by $29,000 for the six months ended December 31, 2010.

12. MAJOR CUSTOMERS

For the six months ended December 31, 2010 and December 31, 2009, approximately 59% and 58% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011. At December 31, 2010 one customer accounted for approximately 12% of the total accounts receivable balance.