Form 10-Q
period 2011-03-31
Sino-Global Shipping America, Ltd.
filed 2011-05-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and nine month periods ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has 2,903,841 issued shares of common stock and no shares of preferred stock.

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

We established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK is our control and management center for southern Chinese ports and enables our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through our relationship with Forbes, we are able to provide general shipping agency services to all ports in India.

Following the initial public offering of our ordinary shares in May 2008, our Board authorized a stock repurchase program which began October 9, 2008, under which we were authorized to repurchase up to 10% of our outstanding common stock for a period of 12 months. In September 2009, our Board approved the extension of the stock repurchase program for another six months ended April 2010. In total, we repurchased 125,191 shares of our common stock from the open market at an average price of $2.98 per share including trading expenses. The total cost of stock repurchase was $372,527.

Revenues

Our total revenues increased from approximately $18.90 million to approximately $26.33 million (39.33% increase) for the nine months ended March 31, 2011 and from approximately $6.02 million to approximately $9.07 million (50.56% increase) for three months ended March 31, 2011, compared to the respective periods ended March 31, 2010. Our fast revenue growth comes from the continued strong demand in China for imported iron ore. In addition to the revenues from our agency services provided for uploading shipping cargo in Chinese ports, we have expanded our shipping agency services for loading vessels at a port in Australia since 2009. For the nine months ended March 31, 2011, the agency revenues from our Australian office were about 14.55% of our total revenues. As both agency revenues and port costs of our Australian operations are recorded in Australian dollars, the development of our business in Australia has partially mitigated the negative impact of the U.S. dollar’s devaluation on our overall gross margin. Our overseas expansion strategy has opened more business opportunities. Sino-Global has been successfully added into the list of service providers of Baosteel, one of the largest steel manufacturers in China, providing uploading agency services for its vessels which carry iron ore and coal from Canada and Australia to China. We expect that we will provide agency services for Baosteel’s vessels at the ports in South Africa and Brazil in the near future.

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

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business to cover more ports in the PRC. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, which transport goods from all ports around the world to China. We believe that our diversified focus on loading and unloading cargo in both Chinese and overseas ports will enable us to continue growing quickly and also place us in a better position to manage the exchange rate risk associated with the trend of the U.S. dollar’s devaluation against the RMB because our overseas revenues and port charges are normally paid in foreign currencies. To the extent these other foreign currencies devalue against the RMB, of course, we would still face exchange rate risks.

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the nine months and the three months ended March 31, 2011 mainly due to the increase of the costs paid to Chinese local ports. In line with the significant growth of our revenues, our general and administrative expenses and selling expenses increased accordingly. The following tables set forth the components of our company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	26,331,088	100.00	18,898,243	100.00	7,432,845	39.33

Costs and expenses
Cost of revenues	(23,740,899)	(90.16)	(16,498,129)	(87.30)	(7,242,770)	43.90

General and administrative expense	(3,185,577)	(12.10)	(2,796,520)	(14.80)	(389,057)	13.91
Selling expense	(324,592)	(1.23)	(121,767)	(0.64)	(202,825)	166.57
Other income	76,846	0.29	90,803	0.48	(13,957)	(15.37)
	(27,174,222)		(19,325,613)		(7,848,609)

	For the three months ended March 31,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	9,065,518	100.00	6,021,192	100.00	3,044,326	50.56

Costs and expenses
Cost of revenues	(8,170,398)	(90.13)	(5,201,561)	(86.39)	(2,968,837)	57.08

General and administrative expense	(1,049,933)	(11.58)	(1,000,426)	(16.62)	(49,507)	4.95
Selling expense	(156,202)	(1.72)	(38,468)	(0.64)	(117,734)	306.06
Other income	1,488	0.02	83,295	1.38	(81,807)	(98.21)
	(9,375,045)		(6,157,160)		(3,217,885)

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. We receive revenues from our clients in U.S. dollars and pay most costs of revenues to the Chinese local port agents in RMB. As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues increased from 87.30% to 90.16% for the nine months and from 86.39% to 90.13% for the three months ended March 31, 2010 compared to March 31, 2011, respectively, because the port charges for the larger vessels we served were much higher. In addition, the exchange rate of U.S. dollars against the Chinese RMB also devaluated approximately 2.35% and 3.77% for the nine months and three months ended March 31, 2011 compared to the same periods ended March 31, 2010, resulting in the increased of costs of revenues. We have successfully negotiated with our largest customer, Beijing Shourong Forwarding Limited for an increase in agency fee of approximately 5% beginning in March 2011. We believe this change will improve our overall gross margin by about 3% and partially mitigate the negative impact from the U.S. dollar devaluation on our gross margin.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the nine and three months ended March 31, 2011, our general and administrative expenses as a percentage of our total revenues decreased from 14.80% to 12.10% and from 16.62% to 11.58%, respectively. Our budget control efforts appear effective in improving our operating results, although we still incurred significant expenses in our business expansion and company public listing expenses.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our efforts to promote rapid business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the nine and three months ended March 31, 2011.

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

2011 trends

In addition to our current focus on agency services to vessels coming to Chinese ports, we have expanded our business to providing agency services to vessels loading commodities at the ports overseas. With the strong demand for imported iron ore and coal from major customers like, Capital Steel, Baosteel and other Chinese steel manufacturers, we continued our top-line growth for the nine and three months ended March 31, 2011 and expect the trend will continue through the remainder of the 2011 fiscal year and into the next fiscal year.

In contrast to the increase in our revenues, we only managed to have a marginal increase of our gross profits in the absolute amount, and our gross margin decreased continuously. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese Renminbi (“RMB”), we have faced increased costs of revenues due to the devaluation of U.S. dollars against RMB over the last several years. From June 17, 2010, the RMB started its second round of re-valuation, and we anticipate that the U.S. dollar will devalue about 5% to 7% against the RMB in 2011. As a result, we expect that our gross margin will stay depressed. We have successfully negotiated with our largest customer, Beijing Shourong Forwarding Limited for an increase in agency fee of approximately 5% beginning in March 2011. We believe this change will improve our overall gross margin by about 3% and partially mitigate the negative impact from the U.S. dollar devaluation on our gross margin. Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our business expansion and our company’s public listing. In the remainder of the 2011 fiscal year, we will continue our combined efforts in budget controls and business promotion. For the nine months ended March 31, 2011, we have continued to reduce our general and administrative expenses as a percentage of total revenues.

Results of Operations

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Revenues. Our total revenues increased by 39.33% from $18,898,243 for the nine months ended March 31, 2010 to $26,331,088 in the comparable nine months in 2011. The number of ships that generated revenues for us increased from 266 in the nine months ended March 31, 2010, to 341 in the nine months ended March 31, 2011, representing an increase of 28.20%. In order to manage transportation expenses, buyers of iron ore have used larger vessels.  Because we receive more revenues from larger ships, our total revenues increased more quickly than the increase of number of ships we served.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 40.61% from $19,325,613 for the nine months ended March 31, 2010 to $27,174,222 for the nine months ended March 31, 2011. This increase was primarily due to increases in our costs of revenues.

●
Costs of Revenues. Our cost of revenues increased by 43.90% from $16,498,129 for the nine months ended March 31, 2010 to $23,740,899 for the nine months ended March 31, 2011. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 12.70% down to 9.84% for the comparative nine months ended March 31, 2010 and 2011, respectively. Because iron ore prices increased, importers used larger vessels to save freight costs. This resulted in increased charges at Chinese local ports. Additionally, the foreign exchange rate of Chinese currency against the U.S. dollar increased by 2.4% during the period. The average foreign exchange rate was RMB6.6683 to $1.00 for the nine months of ended March 31, 2011 compared to RMB6.8286 to $1.00 for the nine months ended March 31, 2010.

●
General and Administrative Expenses. Our general and administrative expenses increased by 13.91% from $2,796,520 for the nine months ended March 31, 2010 to $3,185,577 for the nine months ended March 31, 2011. This mainly due to (1) an increase of $77,128 in salaries and human resource expenses, (2) increased travel and car related expenses of $97,153, (3) an increase of $126,161 in office supplies and expenses due to operating volume increase and (4) increased business promotion and entertainment expenses of $156,113 in relation to our marketing efforts to grow revenues.

●
Selling Expenses. Our selling expenses increased by 166.57% from $121,767 for the nine months ended March 31, 2010 to $324,592 for the nine months ended March 31, 2011, due to an increase in commission payments as a result of an increase in operating volume.

Operating Loss. We had an operating loss of $843,134 for the nine months ended March 31, 2011, compared to operating loss of $427,370 for the comparable nine months in 2010. The operating loss for the first nine months of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $148,429 for the nine months ended March 31, 2011, compared to our net financial income of $193,757 for the nine months ended March 31, 2010. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefit was $5,412 for the nine months ended March 31, 2011, compared to our income tax expenses of $414,151 for the nine months ended March 31, 2010. We are not required to provide for income taxes in China until we generate net income.

Net Loss. As a result of the foregoing, we had a net loss of $719,512 for the nine months ended March 31, 2011, compared to net loss of $672,619 for the nine months ended March 31, 2010, representing a 6.97% increase in net losses for the comparable periods. After adding back our non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $408,999 for the nine months ended March 31, 2010, compared to net profit of $37,811 for the nine months ended March 31, 2010. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America, Limited increased significantly.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Our total revenues increased by 50.56% from $6,021,192 for the three months ended March 31, 2010 to $9,065,518 in the comparable three months in 2011. The number of ships that generated revenues for us increased from 88 in the three months ended March 31, 2010, to 125 in the three months ended March 31, 2011, representing an increase of 42.05%. In order to manage transportation expenses, buyers of iron ore have used larger vessels.  Because we receive more revenues from larger ships, our total revenues increased more quickly than the increase of number of ships we served.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 52.26% from $6,157,160 for the three months ended March 31, 2010 to $9,375,045 for the three months ended March 31, 2010. This increase was primarily due to increases in our costs of revenues.

●
Costs of Revenues. Our cost of revenues increased by 57.08% from $5,201,561 for the three months ended March 31, 2010 to $8,170,398 for the three months ended March 31, 2011. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 13.61% down to 9.87% for the comparative three months ended March 31, 2010 and 2011, respectively. Because iron ore prices increased, importers used larger vessels to save freight costs. This resulted in increased fees charges at Chinese local ports. Additionally, the foreign exchange rate of Chinese currency against the U.S. dollar increased by 3.6% during the period. The average foreign exchange rate was RMB6.5795 to $1.00 for the third quarter of fiscal 2011 compared to RMB6.8275 to $1.00 for the third quarter of fiscal 2010.

●
General and Administrative Expenses. Our general and administrative expenses increased by 4.95% from $1,000,426 for the three months ended March 31, 2010 to $1,049,933 for the three months ended March 31, 2011. This mainly due to (1) an increase of $32,833 in salaries and human resource expenses, (2) increased travel and car related expenses of $17,758, and (3) an increase of $53,042 in office supplies and expenses due to operating volume increase. This was mitigated by the decreased business promotion and entertainment expenses of $54,268 in relation to our marketing efforts to grow revenues.

●
Selling Expenses. Our selling expenses increased by 306.06% from $38,468 for the three months ended March 31, 2010 to $156,202 for the three months ended March 31, 2011, due to an increase in commission payments as a result of an increase in operating volume.

Operating Loss. We had an operating loss of $309,527 for the three months ended March 31, 2011, compared to operating loss of $135,968 for the comparable three months in 2010. The operating loss for the third quarter of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $28,530 for the three months ended March 31, 2011, compared to our net financial income of $7,997 for the three months ended March 31, 2010. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefit was $34,600 for the three months ended March 31, 2011, compared to our income tax expenses of $121,000 for the three months ended March 31, 2010. We are not required to provide for income taxes in China until we generate net income.

Net Loss. As a result of the foregoing, we had a net loss of $254,387 for the third quarter ended March 31, 2011, compared to net loss of $268,201 for the third quarter ended March 31, 2009, representing a 5.15% decrease in the net loss for the comparable periods. After adding back our non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $152,571 for the three months ended March 31, 2011, compared to net loss of $23,249 for the three months ended March 31, 2010. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America, Limited increased significantly.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of March 31, 2011, we had $5,329,112 in cash and cash equivalents, of which $99,177 was held by Sino-China. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2011	2010
	US$	US$
Net cash used in operating activities	(504,603)	(1,887,237)
Net cash used in investing activities	(34,781)	(329,015)
Net cash used in financing activities	(2,780)	(4,584)
Net decrease in cash and cash equivalents	(597,041)	(2,195,831)
Cash and cash equivalents at beginning of period	5,926,153	7,259,654
Cash and cash equivalents at end of the period	5,329,112	5,063,823

Operating Activities

Net cash used in operating activities was $504,603 for the nine months ended March 31, 2011, compared to net cash used in operating activities of $1,887,237 for the comparable nine months in 2010. The improved operating cash flows are mainly attributable to (1) an increase of advances of $122,317 from customers, (2) a decrease of $291,813 in prepaid tax and (3) an increase of accounts payable of $442,764. This was offset by the increase in advances to suppliers of $220,176 and the increase in accounts receivables of $727,138.

Since we collect most of our revenues in USD and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against USD has caused a decline in gross margin and higher expenses for our Company for the nine months ended March 31, 2011 and 2010.

For the nine months ended March 31, 2010 and 2011, we experienced net cash used in operating activities, which was mainly attributable to a decline in gross margin and higher expenses as a result of the increase in the valuation of RMB against USD.

Our revenues have continuously increased since 2006, and in order for us to maintain a steady and positive cash position, we believe the USD has to increase and maintain its valuation against RMB because of the nature of our business. If the USD does not increase its valuation against the RMB, we will continue to focus on maintaining our high growth rate so as to overcome, or least mitigate, the negative impact from the U.S. dollar’s devaluation. In addition, we believe that our diversified operations in China and overseas will also help us to manage the foreign exchange rate risks.

Investing Activities

Net cash used in investing activities was $34,781 compared to net cash used in investing activities of $329,015 for the nine months ended March 31, 2011 and 2010, respectively. We made capital expenditures of $34,781 and $290,045 for the first nine months of fiscal 2011 and 2010, representing 0.34% and 2.82% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $2,780 for the nine months ended March 31, 2011 from the increase of non-controlling interest in majority owned subsidiary.

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

As of March 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting. During the nine months ended March 31, 2011, however, we completed the implementation of our SAP Business One software, an accounting and management information system.  We believe that the implementation of this system has materially improved our internal control over financial reporting by improving our ability to timely and accurately record accounting information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business.  During the quarter ended March 31, 2011, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings.  Nor was any of our property subject to any such material pending legal proceedings.

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

	Per Registration statement		As March 31, 2011
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Domestic and international business expansion*	5,930,941	72.74%	2,025,099	24.84%
Sarbanes-Oxley compliance	500,000	6.13%	295,505	3.62%
Marketing of company across China, United States and internationally	244,621	3.00%	701,646	8.60%
Develop information exchange system	400,000	4.91%	111,453	1.37%
Train staff	163,081	2.00%	344,273	4.22%
Fixed asset purchase	407,702	5.00%	436,995	5.36%
Miscellaneous expenses	407,702	5.00%	465,567	5.71%
Stock repurchases			372,527	4.57%

Total	8,154,047	100.00%	4,856,591	59.56%

* We have modified our description of Use of IPO Proceeds from “Business expansion in 15 to 35 main ports in China” to “Domestic and international business expansion”. We have identified opportunities to provide shipping agency services to vessels that load exported commodities at overseas ports and believe the modified use of proceeds will allocate the funds more efficiently and in the best interests of our shareholders.

(c)           During the nine months ended March 31, 2011, the company did not repurchase any shares of common stock.

Item 3  Defaults upon Senior Securities

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 13, 2011	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010	F-2

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended March 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2011	2010
	US$	US$

Assets
Current assets
Cash and cash equivalents	5,329,112	5,926,153
Advances to suppliers	323,512	103,336
Accounts receivable, less allowance for doubtful accounts of $137,982	2,616,103	1,888,965
Other receivables, less allowance for doubtful accounts of $40,000	392,211	319,899
Prepaid expenses and other current assets	102,119	118,112
Prepaid taxes	185,785	477,598
Employee loans receivable	17,228	16,727
Income tax receivable	1,885	123,387
Deferred tax assets	129,000	93,000

Total current assets	9,096,955	9,067,177

Property and equipment, net	634,384	754,027
Security deposits	30,624	-
Employee loans receivable less current portion	13,420	52,190
Deferred tax assets	168,000	171,000
Equity investment	199,334	236,569

Total Assets	10,142,717	10,280,963

Liabilities and Shareholders' Equity
Current liabilities
Advances from customers	478,253	355,936
Accounts payable	3,925,037	3,482,273
Accrued expenses	104,760	75,771
Income tax payable	4,276	-
Other current liabilities	105,435	104,641

Total Current Liabilities	4,617,761	4,018,621

Total Liabilities	4,617,761	4,018,621

Commitments and Contingencies

Shareholders' equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 2,903,841 shares issued	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(834,445)	(425,446)
Accumulated other comprehensive loss	(17,844)	(4,624)
Unearned Compensation	(593,027)	(593,027)

Total Sino-Global Shipping America Ltd. Shareholders' Equity	7,083,698	7,505,917

Non-Controlling Interest	(1,558,742)	(1,243,575)

Total Equity	5,524,956	6,262,342

Total Liabilities and Equity	10,142,717	10,280,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Revenues	26,331,088	18,898,243	9,065,518	6,021,192

Costs and Expenses
Cost of revenues	(23,740,899)	(16,498,129)	(8,170,398)	(5,201,561)

General and administrative expense	(3,185,577)	(2,796,520)	(1,049,933)	(1,000,426)
Selling expense	(324,592)	(121,767)	(156,202)	(38,468)
Other income	76,846	90,803	1,488	83,295
	(27,174,222)	(19,325,613)	(9,375,045)	(6,157,160)

Operating Loss	(843,134)	(427,370)	(309,527)	(135,968)

Financial income, net	148,429	193,757	28,530	7,997
Non-operating revenue	14,927	17,598	5,011	15,333
Non-operating costs	(216)	(11,746)	(1)	(3,856)
Loss from equity investment	(44,930)	(30,707)	(13,000)	(30,707)
	118,210	168,902	20,540	(11,233)

Net Loss before Provision for Income Taxes	(724,924)	(258,468)	(288,987)	(147,201)

Income taxes	5,412	(414,151)	34,600	(121,000)

Net loss	(719,512)	(672,619)	(254,387)	(268,201)

Non-controlling interest in loss	(310,513)	(710,430)	(101,816)	(244,952)

Net Income (Loss) Attributable to Sino-Global Shipping America Ltd.	(408,999)	37,811	(152,571)	(23,249)

Earnings (Loss) per Share
-Basic	(0.14)	0.013	(0.05)	(0.01)
-Diluted	(0.14)	0.012	(0.05)	(0.01)
Weighted Average Number of Shares of Common Stock Used in Computation
-Basic	2,903,841	2,917,337	2,903,841	2,907,995
-Diluted	2,903,841	3,194,369	2,903,841	2,907,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the period ended March 31,
	2011	2010
	US$	US$

Cash Flows from Operating Activities

Net loss	(719,512)	(672,619)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	186,512	155,108
Provision for doubtful accounts	-	40,000
Deferred tax expense (benefit)	(33,000)	(28,000)
Loss from equity investment	44,930	30,707
Changes in assets and liabilities
Increase in advances to supplier	(220,176)	(1,187,334)
Increase in accounts receivable	(727,138)	(345,477)
Increase in other receivables	(72,312)	(204,596)
Decrease (Increase) in prepaid expense and other current assets	15,993	(18,571)
Decrease (Increase) in prepaid tax	291,813	(52,147)
Decrease in employee loan receivables	38,269	12,411
Decrease in income tax receivables	121,502	70,647
Decrease (Increase) in security deposits	(30,624)	20,801
Decrease (Increase) in long-term prepaid expenses	-	766
Increase in advances from customers	122,317	16,998
Increase in accounts payable	442,764	814,933
Increase (Decrease) in accrued expenses	28,989	(75,552)
Increase in income taxes payable	4,276	77,067
Increase (Decrease) in other current liabilities	794	(542,379)

Net Cash Used in Operating Activities	(504,603)	(1,887,237)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	(38,970)
Capital expenditures and other additions	(34,781)	(290,045)

Net Cash Used in Investing Activities	(34,781)	(329,015)

Cash Flows from Financing Activities
Payments for treasury stock	-	(72,454)
Increase (decrease) in noncontrolling interest in majority-owned subsidiary	(2,780)	67,870

Net Cash Used in Financing Activities	(2,780)	(4,584)

Effect of exchange rate fluctuations on cash and cash equivalents	(54,877)	25,006

Net Decrease in Cash and Cash Equivalents	(597,041)	(2,195,831)

Cash and cash equivalents at beginning of period	5,926,153	7,259,654

Cash and cash equivalents at end of period	5,329,112	5,063,823

Supplemental Information
Interest paid	713	-
Income taxes paid	-	-

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

On November 13, 2007, the Company formed a wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases the Company’s presence in mainland China and enables it to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific Beijing acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the Company.

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Instead, each of Trans Pacific Beijing and us has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China.

With a purpose of building an international shipping agency service network, the Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 in order to serve the needs of customers shipping into and out of Western Australia. The Company also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through the Company’s relationship with Monson, the Company is able to provide general shipping agency services to all ports in Australia.

The Company established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited (“Sino-Global HK”) on September 22, 2008. Sino-Global HK is the Company’s control and management center for southern Chinese ports and enables the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through the Company’s relationship with Forbes, it is able to provide general shipping agency services to all ports in India.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Annual Report”).

(b) Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China is designed to operate in China for the benefit of the Company.

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

The Company has consolidated Sino-China’s income because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income, and only the 10% of Sino-China’s net income not paid to the Company represents the non-controlling interest in Sino-China’s income.

(c) Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(d) Use of Estimates and Assumptions

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

(e) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollar (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in Non-controlling interest.

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. Cash balances in the United States are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

(g) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $44,930 for the nine months ended March 31, 2011.

Summarized financial information for Development Co. is as follows:

As of March 31, 2011
US$
Current Assets	85,968
Noncurrent Assets	67,021
Total Assets	152,989

Current liabilities	104,596
Noncurrent liabilities	-
Total Liabilities	104,596
Shareholders' equity	48,393
Total Liabilities and shareholders' equity	152,989

For the nine months ended
Results of Operations	March 31, 2011
Net Sales	-
Costs of goods sold	-
Gross profit	-
Operating loss	$(112,324)
Net loss	$(112,324)

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

(i) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the accounting policies, management has determined that an allowance of $137, 982 was required at March 31, 2011 and June 30, 2010. Accounts are written off after exhaustive efforts at collection.

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

(k) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	For the nine months ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(408,999)	$37,811

Denominator:
Weighted average common shares outstanding	2,903,841	2,917,337
Dilutive effect of stock options and warrants	-	277,032
Weighted average common shares outstanding, assuming dilution	2,903,841	3,194,369

The effect of 138,000 stock options and 139,032 warrants for the three and nine months ended March 31, 2011 and for the three months ended March 31, 2010 were not included in the calculation of diluted EPS because they would be anti-dilutive. In each of these three periods (in which the Company had losses per share), the inclusion of stock options and warrants would cause diluted loss per share to appear lower than it was. The Company has included such stock options and warrants for the nine months ended March 31, 2010, however, because it had net income per share in that period.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services and loans to employees.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred and miscellaneous accrued liabilities.

4. EMPLOYEE LOANS RECEIVABLE

The employee loans receivable represent receivables from employees other than executive officers for three automobiles sold to these employees. These receivables are secured by the automobiles and the personal assets of the employees. The Company has not imputed any interest on these receivables due to immateriality.

	March 31,	June 30,
	2011	2010
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,180 bearing no interest through August 2014	30,648	68,917
Less : Current maturities	(17,228)	(16,727)
	13,420	52,190

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS.

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent amounts received from customers in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31,	June 30,
	2011	2010
	US$	US$

Land and building	75,825	73,207
Motor vehicles	881,691	869,081
Computer equipment	104,731	102,048
Office equipment	36,585	35,714
Furniture & Fixtures	37,749	37,119
System software	116,283	112,268
Leasehold improvement	65,008	62,763

Total	1,317,872	1,292,200

Less: Accumulated depreciation and amortization	683,488	538,173

Property and equipment, net	634,384	754,027

Depreciation and amortization expense for the three and nine months ended March 31, 2011 was $60,721 and $186,512, respectively, and for the three and nine months ended March 31, 2010 was $38,236 and $155,108, respectively.

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	March 31,	June 30,
	2011	2010
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(31,598)	(29,724)
Accumulated deficit	(1,920,508)	(1,641,802)
Other adjustments	(27,209)	4,598
	(1,621,871)	(1,309,484)
Trans Pacific Logistics Shanghai Ltd.	63,129	65,909
Total	(1,558,742)	(1,243,575)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through December 2012. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Twelve months ending March 31,

2012	283,774
2013	131,472
415,246

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2011, the Company has estimated its severance payments of approximately $115,300, which has not been reflected in its condensed consolidated financial statements as the probability of payment is remote.

9. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the nine months ended March 31, 2011 and 2010 and the three months ended March 31, 2011 and 2010 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Interest income	30,722	135,867	8,115	9,001
Interest expense	(713)	3,492	-	-
Bank charge	(14,571)	(20,095)	(3,987)	(8,964)
Foreign currency translation	132,991	74,493	24,402	7,960
	148,429	193,757	28,530	7,997

10. INCOME TAXES

The income tax provision for the three and nine months ended March 31, 2011 and 2010 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Current
USA	5,412	(442,151)	34,600	(140,000)
China	-	-	-	-
	5,412	(442,151)	34,600	(140,000)
Deferred
Allowance for doubtful accounts	-	(7,000)	-	7,000
Net operating loss (carryforward) utilized	30,000	35,000	1,000	10,000
Valuation allowance	(30,000)	-	(1,000)	2,000
Net deferred	-	28,000	-	19,000
Total	5,412	(414,151)	34,600	(121,000)

The valuation allowance increased by $30,000 for the nine months ended March 31, 2011.

11. MAJOR CUSTOMERS

For the nine months ended March 31, 2011 and March 31, 2010, approximately 60% and 64% respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011. At March 31, 2011 the same customer accounted for approximately 14% of the total accounts receivable balance.