Form 10-K
period 2011-06-30
Sino-Global Shipping America, Ltd.
filed 2011-09-26
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2010 was $3,488,606.38, based on the closing sales price of $2.38 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,465,801 shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Parts I, II and III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year (the “Proxy”); and the registration statements filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) (the “Registration Statements”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”).

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

General

We are a major general shipping agency service provider in China, with operating headquarters in Beijing and branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang, China. We also have offices in the United States in Flushing, New York, Perth, Australia and Hong Kong.  Through these offices, we are able to coordinate our clients’ shipping needs, including preparing documents, husbanding vessels, working through customs issues, coordinating matters with port authorities, overseeing and settling cargo claims, tracking shipments, recommending trucking, warehousing and complementary services. We provide these services mainly through our local agent network. We also act as a local agent and attend vessels directly in the ports in which we have branch offices.

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

We provide shipping agency services to a variety of vessel sizes and types, including Handysize, Panamax, Capesize, Roll-On/Roll-Off RORO, and VLCC class vessels. We have assisted clients with a variety of shipping requirements, including bulk and break-bulk general cargo, vehicle transport and raw materials such as crude oil and oil products and iron, manganese and other metal ores.

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

We believe that there are over 1,400 licensed shipping agencies in China. At present, Penavico and Sinoagent dominate China’s shipping agency industry, combining to generate approximately 85% of the revenues in the industry. The remaining approved shipping agencies in operation share the remaining 15% of revenues in the industry.

China’s Economic Development

China’s population of approximately 1.3 billion people is expected to grow by roughly 7 million people per year. The country’s gross national product has grown at a rate of approximately 10 percent for 25 years, making it the fastest growth rate for a major economy in recorded history. In the same 25-year period, China has moved more than 300 million people out of poverty and quadrupled the average Chinese person’s income. The tremendous potential of this market is noted by the fact that 400 of the world’s largest 500 companies are investing in China.

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

Our Strategy

Our goals are to increase our market share in the PRC shipping agency market and to expand our business to related service areas. We believe we can meet these goals by continuing to focus on the high quality of our personnel, the positive relationships we enjoy with local ports, businesses and agencies and the breadth of services we offer to clients. Key elements of our strategy include the following:

•   Increase our market share. We believe we have advantages over smaller shipping agencies in terms of infrastructure, administration and services we can offer to clients. As a result, we believe we are able to compete on the basis of service with these smaller agencies. In order to continue to increase our market share in China, we will focus on demonstrating to potential clients that typically use the larger shipping agents that we are able to provide a high level of service. We expect that our recent strategic cooperation agreement with COSCO Container Shipping Agency Co. Limited, a large Chinese local shipping agency, will benefit our reputation with such potential clients. Potential customers in the shipping industry are strongly influenced by formal and informal references. We believe that we have the opportunity to expand our market share by providing high levels of customer satisfaction with our current customers so that they continue to use our services and recommend our shipping agency services to other potential customers that wish to ship to China. We have obtained ISO9000 and UKAS certifications from the International Organization for Standardization and the United Kingdom Accreditation Service, respectively, in recognition of the quality of services we provide. Each of these organizations assesses the effectiveness of quality management systems implemented by companies. The International Organization for Standardization consists of a worldwide federation of national standards bodies for approximately 130 countries, and the ISO9000 certification represents an international consensus of these standards bodies, with the aim of creating global standards of product and service quality. UKAS is the sole national body in the United Kingdom recognized by the government to provide accreditation of conformity assessment bodies. UKAS and ISO9000 certifications address the quality of systems only and do not certify the quality of products or services themselves.

•   Develop a shipping agency network in China and internationally. Shipping agency services necessarily involve services in both loading ports and discharge ports. As such, we believe the most cost effective way to develop our business is to develop an international network that covers our clients’ regular shipping routes from their loading ports to their discharging ports. We believe the following advantages result from being able to develop an international shipping agency network:

o
In addition to providing agency services in China, we provide agency services to our clients in the overseas ports where their ships load or discharge goods. By doing this, our clients benefit by obtaining control over the shipping process at both ends of the shipping process. On the other hand, we benefit from the additional revenues sources gained by providing loading services in foreign ports through our foreign partner agents and Chinese services referred by our foreign partner agents.

o
Our largest customers are large Chinese steel manufacturers and traders that import significant amounts of iron ore from overseas to China. Their needs in overseeing loading activities have helped build a foundation for us to establish an international shipping agency network.

o
We have developed strong relationships with local agents in China, including the two largest Chinese local agency networks, Penavico and Sinoagent. Recently, we signed a strategic cooperation agreement with COSCO Container Shipping, which has more than 50 offices in Chinese commercial ports. We expect that this agreement will enable our customers to work smoothly through complications that arise in local port issues.

o
We have developed experience in establishing an international network. Since our IPO, we have contributed significant efforts in building up strategic relationships in countries where China imports significant amounts of mining materials. We opened offices in Australia and Hong Kong. We have signed strategic cooperative agreements with Monson Agency in Australia and Forbes in India. Our Hong Kong office also handles loading services in ports in South Africa and Canada. For the 2011 fiscal year, the revenues from our overseas loading services were approximately 18% of our total revenues. Along with our efforts in developing the international agency network, the overseas loading services appear to be our fastest-growing area.

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

•   Maintain working relationships with third parties in port cities. We currently enjoy good working relationships with a variety of entities that operate in commercial ports, including port authorities, tugboat companies, pilot stations, stevedore companies, customs agencies, shipping agency associations and local government authorities. By increasing the number of ports at which we provide services, we believe we can develop positive working relationships in additional port cities for the benefit of our customers. Because success in shepherding shipments through China’s ports may be affected by personal relationships with local personnel, we believe that strong personal relationships in local ports may enable us to enjoy faster loading and discharging rates and decreased port stay periods than if we did not have positive personal relationships in those ports.

Customers

We currently provide shipping agency services to a variety of international vessels. The majority of our customers are large Chinese steel manufacturers, traders and international shipping companies that wish to ship goods to and from China. Our largest customer is Beijing Shou-Rong Forwarding Service Co., Ltd, an affiliate of Capital Steel, a steel company in China. We provide shipping agency services for all vessels carrying iron ore for Capital Steel. Revenues from this company accounted for approximately 64% of our revenues in fiscal 2011 and fiscal 2010, respectively.

In addition to these companies, we provide shipping agency services to a variety of shipping companies from Greece, Spain, Italy, Hong Kong, Australia, Switzerland, the United States, Thailand and South Korea. We have provided shipping agencies services for vessels carrying bulk and break-bulk cargoes, raw materials, consumer goods, and vehicles.

Our Strengths

We believe that the following strengths differentiate us from our competitors in China’s shipping agency industry:

•   Experience in general shipping agency services. We are one of relatively few shipping agents specialized in providing a full range of general shipping agency services in China. Unlike local agents who specialize in dealing with procedures when a vessel arrives or departs in a port, general agents focus on serving clients’ needs for comprehensive services in multiple ports, including shipping arrangement; appointing local agents; coordinating with local agents before, in process and after the vessel arrival or departure; managing parking time and loading/discharging costs and sometimes taking responsibility for a vessel’s dispatch or demurrage. Comparably speaking, a general agent serves larger clients with shipments in multiple local ports. We believe our experience in providing general agency services gives us a comparative advantage in attracting large clients, such as Capital Steel, and maintaining the client relationships for longer time once we start working with a client.

•   Strength of personnel and administration. Most of our employees have marine business working experience, and all of our managers/chief operators once served in either Penavico or Sinoagent prior to joining our company. With these professionals and experienced staff, we believe that we can provide competitive services to our customers.

•   Reputation for reliability and responsiveness to customer requests. Our operators provide services 24 hours per day so that we can respond quickly to any customer’s inquiries regardless of any time difference between our customers and us. Our marketing staff also pays regular visits to customers so that we can continually improve our services in response to customer feedback.

•   Reputation for financial responsibility. In order to engage in business in China as a shipping agency, we must demonstrate financial responsibility to customers, our business partners, ports and local governmental agencies. We believe our ability to meet our financial obligations has encouraged customers to choose and continue to do business with us and has resulted in the growth of a strong network of service partners in the 76 ports in which we provide shipping agency services.

•   Strength of information management system. We consistently collect and update port information from local ports so that we can share current and accurate port information with our clients through our network. Our newly developed management information system is based on SAP B-One software, which enables us to record accurate and updated commercial and accounting information.

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

•   the continuing devaluation of U.S. dollar against Chinese Renminbi (RMB) as, with the convention, we receive most of our revenues in U.S. dollars and pay the port charges in local currencies, and we pay in RMB to Chinese local agents, the bulk of our port expenses;

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

As we have developed as a general shipping agency, we have sought to compete with these and other local shipping agencies by opening branch offices in key ports in China and cooperating with other shipping agents to provide local agency services in those ports in which we do not have offices, both in China and internationally. Most recently, we signed a strategic cooperation agreement with COSCO Container Shipping Agency Co. Limited that will allow us to leverage COSCO’s reputation for local agency services to compete for new business.

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

Employees

As of the date of filing of this report, we have 51 employees, 42 of whom are based in China. Of the total, 7 are in management, 1 is in technical support, 2 are in sales and marketing, 20 are in financial affairs and administration, and 21 are in operation and disbursement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently rent six (6) facilities throughout China, Hong Kong and the United States. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Beijing, PRC	Room 705, Tower B, Boya International Center, No. 1, Lizezhongyi Road, Chaoyang District, Beijing, PRC 100102	Expires 12/04/2012	845 m2

Fangchenggang, PRC	2nd Floor, Duty-Free Store Building, South Gate of Fangcheng Port, Fangcheng, PRC 538001	Long term	200 m2

Shanghai, PRC	Room 12B1/12C, No. 359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 05/31/2013	145 m2

Flushing, NY	136-56 39th Avenue, Room #305, Flushing, New York 11354	Expires 12/31/2011	150m2

Qingdao, PRC	Room 2101 Building A, No. 10, Xiang Gang (Middle) Road, Qingdao, PRC 266071	Expires 11/30/2011	186 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, Hong Kong	Expires 05/17/2013	77 m2

Item 3.	Legal Proceedings.

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2011, there were four holders of record of our common stock. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings.  The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2011
Common stock price per share:
High	$2.65	$3.36	$2.52	$3.22	$3.36
Low	$2.11	$2.10	$2.06	$1.20	$1.20

Fiscal year 2010
Common stock price per share:
High	$5.00	$4.00	$4.95	$3.99	$5.00
Low	$2.50	$3.12	$2.56	$2.11	$2.11

Approximate Number of Holders of Our Common Stock

As of the date of this report there are four holders of record of our common stock.

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

The Company has used offering proceeds for the following purposes from completion of the IPO through June 30, 2011.

	Budgeted Use of Net Proceeds		As June 30, 2011
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion to the main ports in China and overseas	5,930,941	72.73%	2,320,471	28.46%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	740,784	9.08%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	436,995	5.36%
Miscellaneous expenses	407,702	5.00%	491,856	6.03%
Stock repurchases			372,527	4.57%

Total	8,154,047	100.00%	5,281,359	64.77%

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We are a shipping agency service provider for foreign ships coming to Chinese ports. Our company, previously known as Sino-Global-Shipping (America) Ltd., was incorporated in New York in February 2001. On September 18, 2007, we amended the Articles of Incorporation and Bylaws of our New York corporation to merge into a new corporation Sino-Global Shipping America, Ltd., in Virginia.

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang , we provide general shipping agency services in all commercial ports and cooperation with all other ports in China.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai”), in Shanghai on May 31, 2009. This increases our presence to nine ports in mainland China and enables us to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the company.

Trans Pacific and Sino-China do not have a parent-subsidiary relationship. Trans Pacific has contractual arrangements with Sino-China and its shareholders that enable us to substantially control over Sino-China.

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

On July 5, 2011, Sino-China signed a Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state-owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO’s offices in China.

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

Revenues

Revenue Growth

We continued our fast growth in the 2011 fiscal year. Our total revenues increased from approximately $26.84 million for the year ended June 30, 2010 to approximately $32.94 million the year ended June 30, 2011, representing a 22.71% increase. The following table reflects our annual growth rates since 2006.

	Revenue	Growth
Year	US$	%
2011	32,935,823	22.71
2010	26,841,336	46.40
2009	18,334,359	21.52
2008	15,087,238	49.51
2007	10,090,879	13.07
2006	8,924,786	31.69

It should be noted that our total revenues increased 39.33% for the nine months ended March 31, 2011, compared to the same nine months of fiscal 2010. Because the Chinese government imposed strict financing policies to protect against inflation in China and the negative influence from the U.S. debt crisis, the volume of iron ore imported into China dropped significantly in the last quarter of fiscal 2011,. As a result, our fast growth trend was cut back in the last quarter and our total revenues increased only 22.71% in fiscal 2011.

International Revenues

In addition to the revenues from our agency services provided for discharging cargo in Chinese ports, we have expanded our shipping agency services for loading vessels at a port in Australia since 2009. For the year ended June 30, 2011, the agency revenues from our Australian office constituted about 15% of our total revenues, compared with about 11% of our total revenues in 2010. As both agency revenues and port costs of our Australian operations are recorded in Australian dollars, the development of our business in Australia has partially mitigated the negative impact of the U.S. dollar’s devaluation against the Chinese Renminbi on our overall gross margin.

Our overseas expansion strategy has also provided us with more business opportunities. Sino-Global has been added to the list of authorized service providers of Baosteel, one of the largest steel manufacturers in China, providing loading agency services for its vessels which carry iron ore and coal from Canada, South Africa and Australia to China.

Matters Affecting Revenues

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

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business to cover more ports in the PRC and overseas. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, which transport goods from all ports around the world to China. We believe that our diversified focus on loading and discharging cargo in both Chinese and overseas ports will enable us to continue growing quickly and also place us in a better position to manage the exchange rate risk associated with the trend of the U.S. dollar’s devaluation against the RMB because our overseas revenues and port charges are normally paid in foreign currencies. To the extent these other foreign currencies devalue against the RMB, of course, we would still face exchange rate risks.

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the year ended June 30, 2011 mainly due to the increase of the costs paid to Chinese local ports. In line with the significant growth of our revenues, our general and administrative expenses and selling expenses increased accordingly. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	32,935,823	100.00	26,841,336	100.00	6,094,487	22.71

Costs and expenses
Costs of revenues	(29,619,765)	(89.93)	(23,668,070)	(88.18)	(5,951,695)	25.15

General and administrative expense	(4,544,578)	(13.80)	(4,102,864)	(15.29)	(441,714)	10.77
Selling expense	(341,665)	(1.04)	(272,829)	(1.02)	(68,836)	25.23
Other income (expense)	79,641	0.24	(135,557)	(0.51)	215,198	(158.75)
	(34,426,367)		(28,179,320)		(6,247,047)	22.17

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and unload cargo. We typically pay the costs of revenues on behalf of our customers. Except for Australia and Canada where our revenues and costs are settled in the local currencies, we receive most revenues from our clients in U.S. dollars and pay most costs of revenues to the local port agents in RMB in China.

As such, the costs of revenues will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during public holidays. Our costs of revenues as a percentage of our total revenues increased from 88.18% to 89.93% for the year ended June 30, 2011, because the port charges for the large vessels we served were much higher. In addition, the U.S. dollars devaluated approximately 4.70% against the Chinese RMB for the year ended June 30, 2011 compared to the year ended June 30, 2010, resulting in increased costs of revenues. We have successfully negotiated with our largest customer, Beijing Shourong Forwarding Limited for an increase in agency fee of approximately 5% beginning in March 2011. This fee increase partially mitigated the negative impact from the U.S. dollar devaluation on our gross margin beginning in the third quarter of 2011.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses as a percentage of our total revenues decreased from 15.29% to 13.80% for the year ended June 30, 2011 because of our efforts to tighten budget controls.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our efforts to promote rapid business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the year ended June 30, 2011.

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

Some contracts provide that revenues are recognized as a mark up of actual expenses incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and expenses based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. The estimated revenue is based on the contract amount (or other assumptions or factors-need to specify the assumptions what the estimated revenue is based on), if such (assumptions) changes, the revenue will increase/decrease. The estimated costs of revenue are based on the cost information provided by the local port and /or our historical experience of similar transactions. Since all estimated costs and expenses are paid in RMB, if the valuation of the RMB increases compared to the USD, then the estimated costs and expenses will increase accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounts Receivable.”

Basis of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiaries.  All significant inter-company transaction and balances are eliminated in consolidation.  Sino-China is considered to be a Variable Interest Entity (“VIE”) and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year.  In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in our total sales, its income (loss) from operations is consolidated with our company’s, and our net income (loss) from continuing operations before non-controlling interest in income (loss) includes all of Sino-China’s net income (loss). Our non-controlling interest in its income (loss) is then added in calculating the net income (loss) attributable to our company. Because of the contractual arrangements, our company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

Equity Investment

Investments in companies that are owned 20% to 50% for which we have significant influence but not control are accounted for by the equity method. Under the equity method, we recognize in earnings its proportionate share of the income or loss of the investee. Our income and earnings per share are affected by the income or loss of the investee.

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

2012 Trends

Our revenues increased 22.71% for the year ended June 30, 2011, including growth rates of 31.30% for the first quarter ended September 30, 2010, 34.08% for the second quarter ended December 31, 2010, 50.56% for the third quarter ended March 31, 2011 and -16.85% for the last quarter ended June 30, 2011, compared to the same periods in fiscal 2010. We believe our negative growth in the last quarter because of significantly decreased iron ore imports was due to tightened Chinese government financing policies in response to the U.S. debt crisis and higher inflation rates in China.

In addition to the revenue increases from our agency services to vessels coming to Chinese ports, our revenue growth was attributed to our expanding business at the loading ports in Australia, Canada and South Africa. We have added Baosteel, one of the largest steel manufacturers in China, to our customer list and provide services to Baosteel’s vessels loading at overseas ports. In the uncertain economic environment, we believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting the top line growth as our first priority. We believe we will achieve relatively high growth in fiscal 2012, supported by our efforts to maintain our current clients, attract new clients and open operations in new markets in China and overseas.

The devaluation of U.S. dollar against Chinese RMB is still our main challenge. During the 2011 fiscal year, the RMB value increased about 4.70% from RMB6.7909:USD1.00 on July 1, 2010 to RMB6.4716:USD1.00 on June 30, 2011. We expect the trend will continue in fiscal 2012 and our gross margin will continuously be negatively affected by the devalued U.S. dollar. As a small company, we cannot bear the risk of using financial instruments to hedge foreign exchange rates. Our strategies are to allocate our funds into different currencies and encourage our customers to pay us in their local currency. In fiscal 2011, we received approximately 15% of our revenues in Australian dollars and less than 1% of our revenues in Canadian dollars.

We have also taken steps to negotiate with existing customers to mitigate against the devaluation of the U.S. dollar against the Chinese RMB. Our largest customer, Beijing Shourong Forwarding Limited, agreed to an increase in agency fee of approximately 5% which began in March 2011. Going forward, we believe this change will improve our overall gross margin by about 3% and partially mitigate the negative impact from the U.S. dollar devaluation on our gross margin.

Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our domestic and international business expansion and our company’s public listing. For the year ended June 30, 2011, we reduced our general and administrative expenses as a percentage of total revenues to 13.80%, compared to 15.29% in fiscal 2010. In the 2012 fiscal year, we will continue our combined efforts in budget controls and business promotion.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

Revenues. Our total revenues increased by 22.71% from $26,841,336 for the year ended June 30, 2010 to $32,935,823 for the year ended June 30, 2011. We have successfully attracted Baosteel for its agency services in Australia, Canada and South Africa. The number of ships that generated revenues for us increased from 358 to 421 for the comparable years in 2010 and 2011 respectively, representing an increase of 17.60%. Following the trend that the receivers use larger vessels to save freight expenses, the average ship size served and agency fees per ship increased in 2011. Our total revenues therefore increased more quickly than the increase in the number of ships we served. Due to tightened financing policies imposed by the Chinese government, the volume of imported iron ore was significantly decreased. As a result, our growth rate dropped in the last quarter of fiscal 2011.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 22.17% from $28,179,320 for the year ended June 30, 2010 to $34,426,367 for the year ended June 30, 2011. This increase was primarily due to increases in our costs of revenues.

Cost of Revenues. Our cost of revenues increased by 25.15% from $23,668,070 for the 2010 fiscal year to $29,619,765 for the 2011 fiscal year. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 11.82% down to 10.07% for the comparative years ended June 30, 2011 and 2010, respectively. The 1.75% decrease in gross margin was largely due to the devaluation of the U.S. dollar against the Chinese currency. The average foreign exchange rate was $1.00 to RMB6.6260 for fiscal 2011 compared to $1.00 to RMB6.8275 for fiscal 2010, a 2.95% increase during the period. We negotiated about 5% agency fee increase with our largest customer, Beijing Shourong Forwarding Limited. Our Australian services and costs were both recorded in Australian dollars. These factors mitigated the negative impact of the U.S. dollar devaluation on our gross margin. Furthermore, the costs of revenues increase was also attributed to the inflation in China in the fiscal year and increased fee charges at Chinese local ports because importers used larger vessels to save freight costs.

General and Administrative Expenses. Our general and administrative expenses increased by 10.77% from $4,102,864 for the 2010 fiscal year to $4,544,578 for the 2011 fiscal year. This mainly due to (1) an increase of $131,744 in salaries and human resource expenses, (2) increased travel and car related expenses of $128,981, (3) an increase of $172,643 in office supplies and expenses due to operating volume increase, (4) increased business promotion expenses of $245,777 in relation to our marketing efforts to grow revenues and (5) decreased bad debts provision of $245,310. Although our general and administrative expenses increased in line with our expanding marketing and operations in China and internationally, we will continue our budget control to reduce the general and administrative expenses as a percentage of total revenues.

Selling Expenses. Our selling expenses increased by 25.23% from $272,829 for the year ended June 30, 2010 to $341,665 for the year ended June 30, 2011, due to an increase in commission payments as a result of an increase in operating volume.

Operating Loss. We had an operating loss of $1,490,544 for the year ended June 30, 2011, compared to operating loss of $1,337,984 for the year ended June 30, 2010.  The operating loss for the year of fiscal 2011 was primarily due to the increase in costs of revenues and in general and administrative expenses.

Financial Income, Net. Our net financial income was $199,035 for the year ended June 30, 2011, compared to our net financial income of $150,632 for the year ended June 30, 2010. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statement. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Taxation Our income tax benefits were $5,412 in 2011, compared to income tax benefits $8,370 in 2010. As we recognized net deferred tax assets of $72,000 (offset of $12,000 for allowance for doubtful accounts claimed last year, $125,000 for net operating loss carry forward and offset of $41,000 for valuation allowance), the income tax benefits of 2011 fiscal year were $77,412. See Note 13 of the consolidated financial statements for more detail.

Net loss. As a result of the foregoing, we had a net loss of $1,253,738 for the year ended June 30, 2011, compared to net loss of $1,303,415 for the year ended June 30, 2010. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $863,337 for the year ended June 30, 2011, compared to net loss of $536,772 for the year ended June 30, 2010. With other comprehensive loss foreign currency translation, comprehensive loss was $867,763 for the year ended June 30, 2011, compared to comprehensive loss of $527,997 for the year ended June 30, 2010. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America Limited increased significantly.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of June 30, 2011, we had $4,878,828 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2011	2010
	US$	US$
Net cash used in operating activities	(926,903)	(1,020,794)
Net cash used in investing activities	(51,360)	(331,642)
Net cash used in financing activities	(19,917)	(20,716)
Net decrease in cash and cash equivalents	(1,047,325)	(1,333,501)
Cash and cash equivalents at beginning of year	5,926,153	7,259,654
Cash and cash equivalents at end of year	4,878,828	5,926,153

Operating Activities

Net cash used in operating activities was $926,903 for the year ended June 30, 2011, compared to net cash used in operating activities of $1,020,794 for the comparable fiscal year in 2011. The decrease in operating cash flows is mainly attributable to (1) an increase of advances of $354,955 from customers, (2) a decrease of $191,106 in prepaid tax, (3) payments of accounts payable of $568,720, and (4) an increase in advances to suppliers of $234,971.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the year ended June 30, 2011 and 2010.

For the years ended June 30, 2010 and 2011, we experienced net cash used in operating activities, which was mainly attributable to a decline in gross margin and higher expenses as a result of the increase in the valuation of the RMB against the U.S. dollar.

Our revenues have continuously increased since 2006, and in order for us to maintain a steady and positive cash position, we believe the USD has to increase and maintain its valuation against RMB or we need to become less reliant on the USD in our operations. The vast majority of our revenues are either received in U.S. dollars or calculated in U.S. dollars and paid in local currencies, so we expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars. If the U.S. dollar does not increase its valuation against the RMB, we will continue to focus on maintaining our high growth rate so as to overcome, or at least mitigate, the negative impact from the U.S. dollar’s devaluation. In addition, we believe that our diversified operations in China and overseas will also help us to manage the foreign exchange rate risks.

Investing Activities

Net cash used in investing activities was $41,126 compared to net cash used in investing activities of $331,642 for the years ended June 30, 2011 and 2010, respectively. We made capital expenditures of $41,126 and $40,371 for the fiscal years of 2011 and 2010, representing 0.45% and 0.39% of our total assets, respectively. Compared to equity investment of $291,271 in the fiscal year 2010, no equity investment occurred in the fiscal year 2011.

Financing Activities

Net cash used in financing activities was $19,917 for the year ended June 30, 2011 from the increase of non-controlling interest in majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases expiring through May 31, 2013. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$416,128	$298,211	$117,917	$—

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of June 30, 2011, our company has estimated its severance payments to be approximately $119,000, which has not been reflected in our consolidated financial statements.

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

Not applicable.

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

As of June 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

During the year ended June 30, 2011, we completed the implementation of our SAP Business One software, an accounting and management information system.  We believe that the implementation of this system has materially improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) by improving our ability to timely and accurately record accounting information.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2011, its internal control over financing reporting is effective based on those criteria.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2011 in a report on Form 8-K.

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

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Principal Executive Officer, and Mr. Zhang Mingwei, our Principal Accounting and Financial Officer, for the years ended June 30, 2011 and 2010. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

		Salary	Bonus	Securities- based compensation		All other compensation	Total
Name	Year	US$	US$	US$		US$	US$
Cao Lei, Principal Executive Officer	2011	181,323	-	0	(1)	-	181,323
	2010	163,857	-	0		-	163,857

Zhang Mingwei, Principal Accounting and Financial Officer	2011	110,787	-	0	(1)	-	110,787
	2010	101,344	-	0		-	101,344

(1)
We granted each of Mr. Cao and Mr. Zhang options to purchase 36,000 shares of our common stock for $7.75 per share.  We granted these options on May 20, 2008.  Although we recognize $53,114 in compensation expense for these options as 7,200 options vested for each of Mr. Cao and Mr. Zhang in fiscal 2011, changes in SEC disclosure requirements require us to disclose the grant date fair value of these shares.  As the grant was made in fiscal 2008, the amount is not reflected in this summary compensation table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	138,000	$7.43	164,903

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei (1)	common	1,405,640	(2)	48.4%
Mr. Zhang Mingwei (1)	common	75,600	(2)	2.6%
Mr. Wang Jing (1)	common	6,000	(3)	0.2%
Mr. Dennis O. Laing (1)	common	6,000	(3)	0.2%
Mr. Joseph Jhu (1)	common	4,000	(4)	0.1%
All current executive officers and directors as a group (5 persons)	common	1,497,240		51.6%
Mr. Daniel E. Kern (5)	common	389,100	(6)	13.4%

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 136-56 39th Avenue, Room #305, Flushing, NY 11354.
(2)
Mr. Cao and Mr. Zhang each has received options to purchase 36,000 shares of the Company’s common stock, of which 21,600 underlying shares are reflected in this table because they have vested.  The remaining 14,400 options will vest more than 60 days after the date hereof.

(3)
Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, of which 6,000 underlying shares are reflected in this table because they have vested.  The remaining 4,000 options will vest more than 60 days after the date hereof.

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

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2011 and 2010, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $225,000 and $243,750, respectively.

Audit-Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal 2011 and 2010.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2011 and 2010.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2011 and 2010.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 26, 2011	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 26, 2011	By:	/s/ Cao Lei
Cao Lei
Chief Executive Officer
(Principal Executive Officer)

September 26, 2011	By:	/s/ Wang Jing
Wang Jing
Independent Director

September 26, 2011	By:	/s/ Dennis Laing
Dennis Laing
Independent Director

September 26, 2011	By:	/s/ Joseph Jhu
Joseph Jhu
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2011 and 2010, and the consolidated related statements of operations and comprehensive loss, cash flows and shareholders’ equity for the years then ended.  Sino-Global Shipping America, Ltd.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 26, 2011

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
	US$	US$

Assets
Current assets
Cash and cash equivalents	4,878,828	5,926,153
Advances to suppliers	338,307	103,336
Accounts receivable, less allowance for doubtful accounts of $194,955 and $137,982 as of June 30, 2011 and June 30, 2010	1,847,990	1,888,965
Other receivables, less allowance for doubtful accounts of $80,000 and $40,000 as of June 30, 2011 and June 30, 2010	417,853	319,899
Prepaid expenses and other current assets	86,453	118,112
Prepaid taxes	286,492	477,598
Employee loans receivable	10,662	16,727
Income tax receivable	1,885	123,387
Deferred tax assets	117,000	93,000

Total current assets	7,985,470	9,067,177

Property and equipment, net	587,024	754,027
Security deposits	31,026	-
Employee loans receivable less current portion	11,896	52,190
Deferred tax assets	252,000	171,000
Equity investment	186,514	236,569

Total Assets	9,053,930	10,280,963

Liabilities and Equity
Current liabilities
Advances from customers	710,891	355,936
Accounts payable	2,913,553	3,482,273
Accrued expenses	81,146	75,771
Other current liabilities	173,249	104,641

Total Current Liabilities	3,878,839	4,018,621

Total Liabilities	3,878,839	4,018,621

Commitments and Contingencies

Equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(1,288,783)	(425,446)
Accumulated other comprehensive loss	(9,023)	(4,624)
Unearned Compensation	(397,558)	(593,027)

Total Sino-Global Shipping America Ltd. equity	6,833,650	7,505,917

Non-Controlling interest	(1,658,559)	(1,243,575)

Total equity	5,175,091	6,262,342

Total Liabilities and Equity	9,053,930	10,280,963

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2011	2010
	US$	US$

Revenues	32,935,823	26,841,336

Costs and expenses
Cost of revenues	(29,619,765)	(23,668,070)

General and administrative expense	(4,544,578)	(4,102,864)
Selling expense	(341,665)	(272,829)
Other income (expense)	79,641	(135,557)
	(34,426,367)	(28,179,320)

Operating Loss	(1,490,544)	(1,337,984)

Financial income, net	199,035	150,632
Non-operating revenue	21,585	28,776
Non-operating costs	(937)	(3,507)
Loss from equity investment	(60,289)	(54,702)
	159,394	121,199

Net loss before provision for income taxes	(1,331,150)	(1,216,785)

Income taxes (expense) benefit	77,412	(86,630)

Net loss	(1,253,738)	(1,303,415)

Net loss attributed to non-controlling interest	(390,401)	(766,643)

Net loss attributable to Sino-Global Shipping America Ltd.	$(863,337)	$(536,772)

Net loss	$(1,253,738)	$(1,303,415)

Other comprehensive income
Foreign currency translation adjustments	(4,399)	8,775
Comprehensive loss	$(1,258,137)	$(1,294,640)

Comprehensive loss attributable to non-controlling interest	(395,067)	(767,004)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(863,070)	$(527,636)

Earnings (loss) per share
-Basic and diluted	(0.30)	(0.18)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,915,879

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2011	2010
	US$	US$

Cash flows from operating activities

Net loss	(1,253,738)	(1,303,415)
Adjustment to reconcile net loss to net cash used in operating activities
Loss on disposal of assets	-	11,041
Stock option expense	195,469	195,469
Depreciation and amortization	248,209	216,997
Provision for doubtful accounts	66,973	346,648
Deferred tax expense (benefit)	(105,000)	95,000
Loss from equity investment	60,289	54,702
Changes in assets and liabilities
Increase in advances to supplier	(234,971)	(94,511)
Decrease (Increase) in accounts receivable	(25,998)	659,137
Increase in other receivables	(97,954)	(297,814)
Decrease (Increase) in prepaid expense and other current assets	31,659	(59,596)
Decrease (Increase) in prepaid tax	191,106	(442,293)
Decrease in employee loan receivables	46,359	16,214
Decrease (Increase) in income tax receivables	121,502	(18,295)
Decrease (Increase) in security deposits	(31,026)	56,885
Increase in long-term prepaid expenses	-	766
Increase (Decrease) in advances from customers	354,955	(330,652)
Increase (Decrease) in accounts payable	(568,720)	458,169
Increase (Decrease) in accrued expenses	5,375	(70,086)
Increase (Decrease) in other current liabilities	68,608	(515,160)

Net cash used in operating activities	(926,903)	(1,020,794)

Cash flows from investing activities
Capital expenditures and other additions	(41,126)	(40,371)
Equity investment	-	(291,271)

Net cash used in investing activities	(41,126)	(331,642)

Cash flows from financing activities
Payments for treasury stock	-	(86,625)
(Decrease) Increase in noncontrolling interest	(19,917)	65,909

Net cash used in financing activities	(19,917)	(20,716)

Effect of exchange rate fluctuations on cash and cash equivalents	(59,379)	39,651

Net decrease in cash and cash equivalents	(1,047,325)	(1,333,501)

Cash and cash equivalents at beginning of year	5,926,153	7,259,654

Cash and cash equivalents at end of year	4,878,828	5,926,153

Supplemental information
Interest paid	764	-
Income taxes paid	5,000	340,500

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Unearned compensation	Total Sino-Global Shipping America Ltd. equity	Non-controlling interest	Total equity
	US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of June 30, 2009	7,709,745	1,158,696	(285,902)	111,326	(13,399)	(755,396)	7,925,070	(542,480)	7,382,590

Shares repurchased			(86,625)				(86,625)		(86,625)
Fair value of stock options granted to member of the audit committee		33,100				(33,100)	-		-
Amortization of stock options granted to employees and members of audit committee						195,469	195,469		195,469
Foreign currency translation					8,775		8,775	65,548	74,323
Net loss				(536,772)			(536,772)	(766,643)	(1,303,415)
Balance as of June 30, 2010	7,709,745	1,191,796	(372,527)	(425,446)	(4,624)	(593,027)	7,505,917	(1,243,575)	6,262,342

Amortization of stock options granted to employees and members of audit committee						195,469	195,469		195,469
Foreign currency translation					(4,399)		(4,399)	(24,583)	(28,982)
Net loss				(863,337)			(863,337)	(390,401)	(1,253,738)
Balance as of June 30, 2011	7,709,745	1,191,796	(372,527)	(1,288,783)	(9,023)	(397,558)	6,833,650	(1,658,559)	5,175,091

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), in Beijing, which established a wholly-owned subsidiary, Trans Pacific Logistics Shanghai, Limited (“Trans Pacific Shanghai” and, together with Trans Pacific Beijing, “Trans Pacific”), in Shanghai on May 31, 2009. This increases the Company’s presence in mainland China and enables it to provide a full range of shipping agency services as well as freight forwarder services. Trans Pacific Beijing acquired a 40% interest in Sino-Global Shipping Agency Development Co., Limited, in Beijing on November 6, 2009 in order to develop additional business opportunities for the Company.

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China.

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

On July 5, 2011, Sino-China signed Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO’s offices in China.

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

The consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the year presented.

(b) Basis of consolidation

            The consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

            The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s sales are included in the Company’s total sales, and its income (loss) from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s income because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income, and only the 10% of Sino-China’s net income not paid to the Company represents the non-controlling interest in Sino-China’s income. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Sino-China.

The carrying amount and classification of Sino-China's assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,
	2011	2010
	US$	US$

Total current asstes	958,934	510,107
Total assets	1,324,636	1,146,625
Total current liabilities	308,737	440,538
Total liabilities	308,737	440,538

(c) Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company determined that the carrying value of the employee loan approximated this fair value. No interest was charged for the employee loans due to immateriality. For equity investment which consisted of 40% interest in a PRC company, it was impracticable for the Company to obtain the fair value at June 30, 2011.

(d) Use of Estimates and Assumptions

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

(e) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

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

(h) Equity Investment
Investments in companies that are owned 20% to 50% for which the Company has significant influence but not control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee. The Company has an investment of 40% in Sino-Global Shipping Agency Development Co., Ltd. (“Development Co.”) The Company recognized its proportionate share of loss of $60,289 and $54,702 for the years ended June 30, 2011 and 2010, respectively.

Balance Sheet	As of June 30,
	2011	2010
	US$	US$
Current Assets	49,186	100,190
Noncurrent Assets	67,229	70,579
Total Assets	116,415	170,769

Current liabilities	105,967	13,751
Noncurrent liabilities	-	-
Total Liabilities	105,967	13,751
Shareholders' equity	10,448	157,018
Total Liabilities and shareholders' equity	116,415	170,769

	For the years ended June 30,
Results of Operations	2011	2010
Net Sales	-	-
Costs of goods sold	-	-
Gross profit	-	-
Operating loss	$(150,722)	$(136,757)
Net loss	$(150,722)	$(136,757)

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the accounting policies, management has determined that an allowance of $194,955 was required at June 30, 2011, and $137,982 at June 30, 2010. Accounts are written off after exhaustive efforts at collection.

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

The Company follows the provisions of ASC 740, “Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of ASC 740 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

Income tax returns for the year prior to 2008 are no longer subject to examination by tax authorities.

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

Sino-China reports its revenues net of PRC’s business tax and surcharges for all the periods presented in the consolidated statements of operations.

(l) Earnings (loss) per share

Earnings (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

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

	June 30,
	2011	2010
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $996 bearing no interest through August 2014	22,558	68,917
Less : Current maturities	(10,662)	(16,727)
	11,896	52,190

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30,
	2011	2010
	US$	US$

Land and building	76,819	73,207
Motor vehicles	893,818	869,081
Computer equipment	110,479	102,048
Office equipment	37,059	35,714
Furniture & Fixtures	36,837	37,119
System software	117,807	112,268
Leasehold improvement	65,859	62,763

Total	1,338,678	1,292,200

Less : Accumulated depreciation and amortization	751,654	538,173

Property and equipment, net	587,024	754,027

Depreciation and amortization expense for the years ended June 30,2011 and 2010 was $248,209 and $216,997, respectively.

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
A summary of the options issued under the Plan is presented in the table below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	138,000	$7.43	128,000	$7.75
Granted	-	$-	10,000	$3.37
Canceled, forfeited or expired	-	$-	-	$-

Options outstanding, end of year	138,000	$7.43	138,000	$7.43

Options exercisable, end of year	80,800	$7.53	53,200	$7.59

Following is a summary of the status of options outstanding and exercisable at June 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	128,000	2.0 years	$7.75	76,800	2.0 years
$3.37	10,000	3.0 years	$3.37	4,000	3.0 years
	138,000			80,800

The issuance of the Options is exempted from registration under the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially on May 19, 2010. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is 10 years and the exercise prices of the Options are $7.75 (174,000 options initially issued, of which 128,000 options remain outstanding) and $3.37 (10,000 options) separately. Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. Provided the Common Stock is then traded on the NASDAQ Capital Market, the Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The aggregate fair value of $397,558 at the year ended June 30, 2011 is presented as “Unearned Compensation”, comparing to $593,027 as the year ended June 30, 2010. The Company amortized stock option expenses of $195,469 for each of the years ended June 30, 2011 and 2010.
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

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2011:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	7.0 years

8. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	June 30,
	2011	2010
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(34,390)	(29,724)
Accumulated deficit	(2,004,046)	(1,641,802)
Other adjustments	(23,559)	4,598
	(1,704,551)	(1,309,484)
Trans Pacific Logistics Shanghai Ltd.	45,992	65,909
Total	(1,658,559)	(1,243,575)

9. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through May 31, 2013. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Year ending June 30,

2012	298,211
2013	117,917
416,128

Rent expense for the years ended June 30, 2011 and 2010 was $311,169 and $314,717,respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2011, the Company has estimated its severance payments of approximately $119,000, which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

10. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the years ended June 30, 2011 and June 30, 2010 are as follows:

	For the years ended June 30,
	2011	2010
	US$	US$

Interest income	37,753	148,127
Interest expense	(764)	3,492
Bank charge	(15,772)	(28,257)
Foreign currency translation	177,818	27,270
	199,035	150,632

11. INCOME TAXES

The income tax (provision) benefit are as follows:
	For the years ended June 30,
	2011	2010
	US$	US$

Current
USA	5,412	8,370
China	-	-
	5,412	8,370
Deferred
Allowance for doubtful accounts	(12,000)	(240,000)
Net operating loss carryforward	125,000	145,000
Valuation allowance	(41,000)	-
Net deferred	72,000	(95,000)
Total	77,412	(86,630)

As of June 30, 2011, the Company recognized deferred tax assets of $369,000 including current deferred tax assets of $117,000 and non-current tax assets of $252,000. The valuation allowance increased by $41,000 for the year ended June 30, 2011. The Company has operating loss carryforward of approximately $264,000 which may be utilized to reduce New York State and New York City taxable income through 2031.

Income tax (provision) benefit for the years ended June 30, 2011 and 2010 varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35 percent to the Company’s effective income tax rate is as follows:

	For the years ended June 30,
	2011	2010
	%	%

Expected federal income tax provision (benefit)	(35.00)	35.00

State, local tax net of federal benefit	15.95	11.99

Permanent difference	0.60	2.45

Net operating loss carry forward adjustments	15.35	15.56

Other	(5.87)	(2.14)

Total tax expense (benefit)	(8.97)	62.86

12. MAJOR CUSTOMER

For each of the years ended June 30, 2011 and June 30, 2010, approximately 64% of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011. At June 30, 2011, the same customer accounted for approximated 14% of the total accounts receivable balance.