Form 10-Q
period 2011-09-30
Sino-Global Shipping America, Ltd.
filed 2011-11-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has 2,903,841 shares of common stock outstanding and no shares of preferred stock.

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

Overview

We are a shipping agency service provider for ships coming to and departing from Chinese ports. Our company was incorporated in New York in February 2001. On September 18, 2007, we amended the Articles of Incorporation and Bylaws of our New York corporation to merge into a new Virginia corporation, Sino-Global Shipping America, Ltd.

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Ningbo, Qingdao, Tianjin, Qinhuangdao and Fangchenggang, we provide general shipping agency services in all commercial ports and cooperation with all other ports in China.

On November 13, 2007, we formed our wholly foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which has two subsidiaries, (i) the 90%-owned, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai” Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”.) and (ii) the 40%-owned Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”). Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control over Sino-China.

To build an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008, which serves the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia.

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

On July 5, 2011, Sino-China signed a Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state-owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO offices in China.

On October 12, 2011, we signed a Memorandum of Understanding with King & Sons Shipping Agency (“King & Sons”), subsidiary of Grindrod Limited, a public company listed on the JSE Securities Exchange (JSE: GNDP) and one of the oldest shipping agents in South Africa. Through our relationship with King & Sons, we are able to provide general shipping agency services to all ports in South Africa.

On May 20, 2008, we completed an initial public offering of 1,229,032 shares of common stock at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day. Following the initial public offering, our Board authorized a stock repurchase program under which we were authorized to repurchase up to 10% of our outstanding common stock for a period of 12 months. In September 2009, our Board approved the extension of the stock repurchase program for another six months ending April 2010. In total, we repurchased 125,191 shares of our common stock from the open market at an average price of $2.98 per share, including trading expenses. The total cost of stock repurchase was $372,527.

Revenues

Revenue Growth

Our growth rate decreased in the quarter ended June 30, 2011, due to the Chinese government’s strict financing policies which resulted in lower iron ore imports to China. For the first quarter ended September 30, 2011, our total revenues amounted to approximately $8.59 million, compared to total revenues of $8.20 million for the quarter ended September 30, 2010. We managed to increase revenue by 4.80% in a challenging economic environment with intensive marketing activities to attract new clients. For the three months ended September 30, 2011, our revenues from our existing major client, Beijing Shourong Forwarding Limited, was approximately 51% of total revenues, compared to 67% of total revenues for the three months ended September 30, 2010.

Our total revenues are net of PRC business taxes and related surcharges. Sino-China’s revenues are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these amounts from our gross revenues to arrive at our total revenues.

We charge shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the three months ended September 30, 2011. To maintain our top line growth, we conducted intensive market activities to attract new clients. As a result, our general and administrative expenses and selling expenses increased significantly in the quarter. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	8,592,707	100.00	8,199,344	100.00	393,363	4.80

Costs and expenses
Cost of revenues	(7,754,218)	(90.24)	(7,394,678)	(90.19)	(359,540)	4.86

General and administrative	(1,381,913)	(16.08)	(1,027,199)	(12.53)	(354,714)	34.53
Selling	(104,582)	(1.22)	(54,345)	(0.66)	(50,237)	92.44
Others	20,760	0.64	29,026	0.35	(8,266)	(28.48)
	(9,219,953)	(107.30)	(8,447,196)	(103.02)	(772,757)	9.15

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

As such, the costs of services will change if the foreign currency exchange rates change. Our costs of revenues could also increase if the ports were to raise their charges, particularly in the case of overtime payments during the public holidays. Our costs of revenues as a percentage of our total revenues increased from 90.19% to 90.24% for the three months ended September 30, 2010 and 2011 respectively, because the port charges for the larger vessels we served were slightly higher. In addition, the U.S. dollar devaluated approximately 2.32% against the Chinese RMB for the three months ended September 30, 2011, resulting in increased costs of revenues. We have successfully negotiated with our largest customer, Beijing Shourong Forwarding Limited for an increase in agency fee of approximately 5% beginning in March 2011. This fee increase partially mitigated the negative impact from the U.S. dollar devaluation on our gross margin beginning in March 2011.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff, both operating and administrative personnel, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. Our general and administrative expenses as a percentage of our total revenues increased from 12.53% for the three months ended September 30, 2010 to 16.08% for the three months ended September 30, 2011 because of the increase of expenses in implementing our international expansion strategies. The general and administrative expenses of our Australian and Hong Kong offices constituted about 11.84% of our total general and administrative expenses for the period ended September 30, 2011, compared to 6.23% for the period ended September 30, 2010.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our efforts to promote rapid business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the three months ended September 30, 2011.

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

The selection of critical accounting policies, the judgments and other matters affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. Trans Pacific Beijing has 40% shareholding of Sino-Global Development. Since Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $188,084 for the quarter ended September 30, 2011.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the Company's accounting policies, management has determined that an allowance of $290,145 was required at September 30, 2011, and $194,955 at June 30, 2011. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis, we have experienced difficulties in collecting cash from some of our customers. As a result of these experiences, management has determined that its bad debt allowance should be increased.

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

Translation of Foreign Currency

The accounts of our company and Sino-China are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Our functional currency is the U.S. dollar, while Trans Pacific and Sino-China report their financial position and results of operations in Renminbi. The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars. Foreign currency transactions are translated into U.S. dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. We translate foreign currency financial statements of Sino-China, Trans Pacific, Sino-Global HK and Sino-Global AUS in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods.

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

2012 trend

The lack of growth in the quarter ended June 30, 2011 gave way to a 4.8% increase in revenues  for the three months ended September 30, 2011 compared to the same period in 2010. In addition to the revenue increases from our agency services to vessels coming to Chinese ports, our revenue growth was attributed to our expanding business at loading ports in Australia, Canada and South Africa. We have added Baosteel, one of the largest steel manufacturers in China, to our customer list and provide services to Baosteel’s vessels loading at overseas ports. In the uncertain economic environment, we believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting top line growth as our first priority. We believe we will achieve relatively high growth in fiscal 2012, supported by our efforts to maintain our current clients, attract new clients and open operations in new markets in China and overseas.

Our gross profits increased slightly in absolute amount, and our gross margin continued to decrease. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese RMB, we have faced increased costs of revenues due to the devaluation of U.S. dollar against the RMB over the last few years. The devaluation of U.S. dollar against Chinese RMB is still our main challenge. We expect the trend will continue in fiscal 2012 and our gross margin will continue to be negatively affected by the devalued U.S. dollar. As a small company, we cannot bear the risk of using financial instruments to hedge foreign exchange rates. Our strategies are to allocate our funds into different currencies and encourage our customers to pay us in their local currency. In the first quarter of 2012, we received some of our revenues in Australian dollars and Canadian dollars.

Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our domestic and international business expansion and our company’s public listing. We reduced these amounts for the year ended June 30, 2011 compared to the same period in 2010. In the 2012 fiscal year, we will continue our combined efforts to control our budget and promote business growth.

Results of Operations

Due to the economic uncertainties associated with the world wide financial crisis, it is difficult for us to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. Our total revenues increased by 4.80% from $8,199,344 for the three months ended September 30, 2010 to $8,592,707 in the comparable three months in 2011. The number of ships that generated revenues for us increased from 103 in the three months ended September 30, 2010, to 106 in the three months ended September 30, 2011, representing an increase of 2.91%. Following the trend that the receivers use larger vessels to save freight expenses, the average ship size served and agency fees per ship increased in the first quarter of 2012.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 9.15% from $8,447,196 for the three months ended September 30, 2010 to $9,219,953 for the three months ended September 30, 2011. This increase was primarily due to increases in our general and administrative expenses and selling expenses.

•
Costs of Revenues. Our cost of revenues increased by 4.86% from $7,394,678 for the three months ended September 30, 2010 to $7,754,218 for the three months ended September 30, 2011. Costs of revenues increased faster than revenues, resulting in a decrease of gross margins from 9.81% down to 9.76% for the comparative three months ended September 30, 2010 and 2011, respectively. The 0.06% decrease in gross margin was largely due to the devaluation of the U.S. dollar against the Chinese RMB. The average foreign exchange rate was $1.00 to RMB6.4176 for the three months ended September 30, 2011, compared to $1.00 to RMB6.7692 for the three months ended September 30, 2010, a 5.19% increase during the period. In March 2011, we have negotiated an agency fee increase of approximately 5% with our largest customer, Beijing Shourong Forwarding Limited. The agency fee change improved our overall gross margin and partially mitigated the negative impact from the U.S. dollar devaluation on our gross margin.

•
General and Administrative Expenses. Our general and administrative expenses increased by 34.53% from $1,027,199 for the three months ended September 30, 2010 to $1,381,913 for the three months ended September 30, 2011. This increase was mainly due to (1) an increase of $135,661 in salaries and human resource expenses, (2) an increase in our bad debts provision of $95,190 and (3) an increase of $199,881 in business promotion. In the current challenging business environment, we have allocated additional funds to maintain our current clients and to market to the potential clients in China and internationally.

•
Selling Expenses. Our selling expenses increased by 92.44% from $54,345 for the quarter ended September 30, 2010 to $104,582 for the quarter ended September 30, 2010. Most selling expenses are commissions paid to business partners who refer shipping agency businesses to us.

Operating Loss. We had an operating loss of $627,246 for the three months ended September 30, 2011, compared to operating loss of $247,852 for the comparable three months in 2010. The operating loss for the first quarter of fiscal 2012 was primarily due to the increase in selling expenses and in general and administrative expenses.

Financial Income, Net. Our net financial loss was $44,003 for the three months ended September 30, 2011, compared to our net financial income of $86,141 for the three months ended September 30, 2010. The net financial income losses were derived largely from the foreign exchange losses recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Loss from Equity Investment. As explained previously, we recognized an investment loss of $188,084 in the Sino-Global Development for the quarter ended September 30, 2011, because it reported successive operating losses and became insolvent.

Taxation.  Our income tax benefits were $23,121 for the three months ended September 30, 2011, compared to income tax expenses of $28,188 for the three months ended September 30, 2010. As we made tax provision of $26,879 and recognized net deferred tax assets of $50,000, the income tax benefits of the first quarter of 2012 were $23,121. See Note 10 of the consolidated financial statements for more details.

Net Loss. As a result of the foregoing, we had a net loss of $826,940 for the quarter ended September 30, 2011, compared to a net loss of $201,527 for the quarter ended September 30, 2010. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $665,787 for the three months ended September 30, 2011, compared to net loss of $143,281 for the three months ended September 30, 2010. Since we allocated more resources to international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America Limited increased significantly.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of September 30, 2011, we had $4,489,198 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2011	2010
	US$	US$
Net cash (used in) provided by operating activities	(380,144)	302,040
Net cash used in investing activities	(1,796)	(34,030)
Net cash used in financing activities	(8,993)	(2,780)
Net (decrease) increase in cash and cash equivalents	(389,630)	242,399
Cash and cash equivalents at beginning of period	4,878,828	5,926,153
Cash and cash equivalents at end of period	4,489,198	6,168,552

Operating Activities

Our sales slightly increased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Our operating loss increased primarily due to higher general and administrative expenses in the first quarter of fiscal 2012. Net cash used in operating activities of $380,144 for the three months ended September 30, 2011, is mainly attributable to a net loss of $826,940, an increase in advance to suppliers of $319,903 and an increase in accounts receivable of $104,492, partially offset by an increase in accounts payable of $616,590.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of the RMB against the U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the period ended September 30, 2011. These factors further resulted in our company using net cash in operating activities.

Our revenues have continuously increased since 2006, and in order for us to maintain a steady and positive cash position, we believe the U.S. dollar has to increase and maintain its valuation against the RMB or we need to become less reliant on the U.S. dollar in our operations. The vast majority of our revenues are either received in U.S. dollars or calculated in U.S. dollars and paid in local currencies, so we expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars. If the U.S. dollar does not increase its valuation against the RMB, we will continue to focus on maintaining our high growth rate so as to overcome, or at least mitigate, the negative impact from the U.S. dollar’s devaluation. In addition, we believe that our diversified operations in China and overseas will also help us to manage the foreign exchange rate risks.

Investing Activities

Net cash used in investing activities was $1,796 compared to net cash used in investing activities of $34,030 for the three months ended September 30, 2011 and 2010, respectively. We made capital expenditures of $1,796 and $34,030 for the first quarter of fiscal 2011 and 2010, representing 0.02% and 0.38% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $8,993 for the three months ended September 30, 2011 from the increase of non-controlling interest in our majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through October 31, 2013. Below is a summary of our company’s contractual obligations and commitments as of September 30, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$240,888	$161,682	$79,206	$--

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of September 30, 2011, our company has estimated its severance payments to be approximately $141,000, which has not been reflected in our consolidated condensed financial statements.

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

As of September 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business.  During the quarter ended September 30, 2011, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings.  Nor was any of our property subject to any such material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)           The annual report filed on September 26, 2011 for the fiscal year ended June 30, 2011 (SEC Accession No. 0001144204-11-054806) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

	Budgeted Use of Net Proceeds		Through September 30, 2011
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Domestic and international business expansion*	5,930,941	72.74%	2,698,588	33.10%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	808,060	9.91%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	438,791	5.38%
Miscellaneous expenses	407,702	5.00%	545,333	6.69%
Stock repurchases			372,527	4.57%

Total	8,154,047	100.00%	5,781,825	70.91%

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

(c)           During the three months ended September 30, 2011, the company did not repurchase any shares of common stock.

Item 3  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific Beijing and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific Beijing and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific Beijing, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific Beijing and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific Beijing and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2011.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.

(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.

(3)	Incorporated by reference to our company’s Form 8-K filed on February 4, 2010, File No. 001-34024.

(4)	Incorporated by reference to our company’s Form 10-K filed on September 26, 2011, File No. 001-34024.

(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.

(6)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.

(7)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 14, 2011	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	F-2

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months ended September 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2011	2011
	US$	US$

Assets
Current assets
Cash and cash equivalents	4,489,198	4,878,828
Advances to suppliers	658,210	338,307
Accounts receivable, less allowance for doubtful accounts of $290,145 and $194,955 as of September 30, 2011 and June 30, 2011	1,857,292	1,847,990
Other receivables, less allowance for doubtful accounts of $80,000 as of September 30, 2011 and June 30, 2011	401,061	417,853
Prepaid expenses and other current assets	61,980	86,453
Prepaid taxes	285,117	286,492
Employee loans receivable	9,546	10,662
Income tax receivable	1,885	1,885
Deferred tax assets	164,000	117,000

Total current assets	7,928,289	7,985,470

Property and equipment, net	537,993	587,024
Security deposits	47,611	31,026
Employee loans receivable less current portion	10,383	11,896
Deferred tax assets	255,000	252,000
Equity investment	-	186,514

Total Assets	8,779,276	9,053,930

Liabilities and Equity
Current liabilities
Advances from customers	703,388	710,891
Accounts payable	3,530,143	2,913,553
Accrued expenses	56,276	81,146
Income tax payable	19,555	-
Other current liabilities	103,888	173,249

Total Current Liabilities	4,413,250	3,878,839

Total Liabilities	4,413,250	3,878,839

Commitments and Contingencies

Equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued and 2,903,841 outstanding	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(1,954,570)	(1,288,783)
Accumulated other comprehensive loss	24,626	(9,023)
Unearned Compensation	(397,558)	(397,558)

Total Sino-Global Shipping America Ltd. equity	6,201,512	6,833,650

Non-Controlling interest	(1,835,486)	(1,658,559)

Total equity	4,366,026	5,175,091

Total Liabilities and Equity	8,779,276	9,053,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,
	2011	2010
	US$	US$

Revenues	8,592,707	8,199,344

Costs and expenses
Cost of revenues	(7,754,218)	(7,394,678)

General and administrative expense	(1,381,913)	(1,027,199)
Selling expense	(104,582)	(54,345)
Other income	20,760	29,026
	(9,219,953)	(8,447,196)

Operating Loss	(627,246)	(247,852)

Financial income (expense), net	(44,003)	86,141
Non-operating revenue	9,272	3,283
Loss from equity investment	(188,084)	(14,911)
	(222,815)	74,513

Net loss before provision for income taxes	(850,061)	(173,339)

Income taxes (expense) benefit	23,121	(28,188)

Net loss	(826,940)	(201,527)

Net loss attributed to non-controlling interest	(161,153)	(58,246)

Net loss attributable to Sino-Global Shipping America Ltd.	(665,787)	(143,281)

Net loss	(826,940)	(201,527)

Other comprehensive income
Foreign currency translation adjustments	33,649	(13,795)
Comprehensive loss	(793,291)	(215,322)

Comprehensive loss attributable to non-controlling interest	(167,934)	(57,402)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	(625,357)	(157,920)

Earnings (loss) per share
-Basic and diluted	(0.23)	(0.05)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2011	2010
	US$	US$

Cash flows from operating activities

Net loss	(826,940)	(201,527)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	74,822	52,266
Provision for doubtful accounts	95,190	-
Deferred tax benefit	(50,000)	-
Loss from equity investment	188,084	14,911
Changes in assets and liabilities
Increase in advances to supplier	(319,903)	(328,663)
Decrease (Increase) in accounts receivable	(104,492)	15,459
Decrease (Increase) in other receivables	16,792	(21,919)
Decrease in prepaid expense and other current assets	24,473	35,574
Decrease in prepaid tax	1,375	366,069
Decrease in employee loan receivables	2,629	3,314
Increase in income tax receivables	-	(264,876)
Increase in security deposits	(16,585)	(29,963)
Increase (Decrease) in advances from customers	(7,503)	756,310
Increase (Decrease) in accounts payable	616,590	(76,349)
Increase (Decrease) in accrued expenses	(24,870)	11,076
Increase in income taxes payable	19,555	3,876
Decrease in other current liabilities	(69,361)	(33,518)

Net cash (used in) provided by operating activities	(380,144)	302,040

Cash flows from investing activities
Capital expenditures and other additions	(1,796)	(34,030)

Net cash used in investing activities	(1,796)	(34,030)

Cash flows from financing activities
Increase in noncontrolling interest	(8,993)	(2,780)

Net cash used in financing activities	(8,993)	(2,780)

Effect of exchange rate fluctuations on cash and cash equivalents	1,303	(22,831)

Net (decrease) increase in cash and cash equivalents	(389,630)	242,399

Cash and cash equivalents at beginning of period	4,878,828	5,926,153

Cash and cash equivalents at end of period	4,489,198	6,168,552

Supplemental information
Income taxes paid	6,600	-

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which has two subsidiaries, (i) the 90%-owned Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”) and (ii) the 40%-owned Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific.”

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China.

To build an international shipping agency service network, the Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008, which serves the needs of customers shipping into and out of Western Australia. The Company also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through the Company’s relationship with Monson, the Company is able to provide general shipping agency services to all ports in Australia.

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

On October 12, 2011, the Company signed a Memorandum of Understanding with King & Sons Shipping Agency (“King & Sons”), subsidiary of Grindrod Limited, a public company listed on the JSE Securities Exchange (JSE: GNDP) and one of the oldest shipping agents in South Africa. Through the Company’s relationship with King & Sons, it is able to provide general shipping agency services to all ports in South Africa.

On May 20, 2008, the Company completed an initial public offering of 1,229,032 shares of common stock at a $7.75 offering price. Our shares started trading on the NASDAQ Capital Market the next day. Following the initial public offering, the Company’s Board authorized a stock repurchase program under which it was able to repurchase up to 10% of its then outstanding common stock for a period of 12 months. In September 2009, the Board approved the extension of the stock repurchase program for another six months ended April 2010. In total, the Company repurchased 125,191 shares of common stock from the open market at an average price of $2.98 per share including trading expenses. The total cost of stock repurchase was $372,527.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 26, 2011 (the “Annual Report”).

(b) Basis of consolidation

            The condensed consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company actions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	September 30,	June 30,
	2011	2011
	US$	US$

Total current asstes	769,521	958,934
Total assets	1,099,347	1,324,636
Total current liabilities	293,922	308,737
Total liabilities	293,922	308,737

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

(d) Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(e) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. Trans Pacific Beijing has 40% shareholding of Sino-Global Development. Since Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $188,084 for the quarter ended September 30, 2011.

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the accounting policies, management has determined that an allowance of $290,145 was required at September 30, 2011, and $194,955 at June 30, 2011. Accounts are written off after exhaustive efforts at collection. Because of the worldwide financial crisis, the Company has experienced difficulties in collecting cash from some of our customers. As a result of these experiences, management has determined that its bad debt allowance should be increased.

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

The following table sets forth the computation of basic and diluted per share information:

	For the three months ended September 30,
	2011	2010
Numerator:
Net loss attributable to Sino-Global Shipping America Ltd.	$(665,787)	$(143,281)

Denominator:
Weighted average common shares outstanding	2,903,841	2,903,841
Dilutive effect of stock options and warrants	-	-
Weighted average common shares outstanding, assuming dilution	2,903,841	2,903,841

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

	September 30,	June 30,
	2011	2011
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,014 bearing no interest through August 2014	19,929	22,558
Less : Current maturities	(9,546)	(10,662)
	10,383	11,896

4. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	June 30,
	2011	2011
	US$	US$

Land and building	78,230	76,819
Motor vehicles	910,674	893,818
Computer equipment	113,620	110,479
Office equipment	37,731	37,059
Furniture & Fixtures	37,176	36,837
System software	119,970	117,807
Leasehold improvement	67,069	65,859

Total	1,364,470	1,338,678

Less : Accumulated depreciation and amortization	826,477	751,654

Property and equipment, net	537,993	587,024

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	September 30,	June 30,
	2011	2011
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(41,171)	(34,390)
Accumulated deficit	(2,158,408)	(2,004,046)
Other adjustments	(30,350)	(23,559)
	(1,872,485)	(1,704,551)
Trans Pacific Logistics Shanghai Ltd.	36,999	45,992
Total	(1,835,486)	(1,658,559)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through October 31, 2013. Future minimum lease payments under operating leases agreements were as follows:

Amount
US$

Twevle months ending September 30,

2012	161,682
2013	79,206
240,888

Rent expense for the three months ended September 30, 2011 and 2010 was $88,100 and $76,505, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2011, the Company has estimated its severance payments of approximately $141,000, which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

9. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the three months ended September 30, 2011 and September 30, 2010 are as follows:

	For the three months ended September 30,
	2011	2010
	US$	US$

Interest income	6,123	11,748
Interest expense	-	(710)
Bank charge	(4,112)	(4,837)
Foreign currency translation	(46,014)	79,940
	(44,003)	86,141

10. INCOME TAXES

The income tax (provision) benefit is as follows:

	For the three months ended September 30,
	2011	2010
	US$	US$
Current
USA	(26,879)	(28,188)
China	-	-
	(26,879)	(28,188)
Deferred
Allowance for doubtful accounts	47,000	-
Net operating loss carryforward	24,000	-
Valuation allowance	(21,000)	-
Net deferred	50,000	-
Total	23,121	(28,188)

11. MAJOR CUSTOMER

For the three months ended September 30, 2011, approximately 51% and 13% of the Company’s revenues were from two customers. For the three months ended September 30, 2010, approximately 67% of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2011. At September 30, 2011, the same customer accounted for approximated 14% of the total accounts receivable balance.