Form 10-Q/A
period 2011-09-30
Sino-Global Shipping America, Ltd.
filed 2011-11-15
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
First Amendment

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the three and six month periods ended September 30, 2011
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The Registrant is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Registrant has 2,903,841 shares of common stock outstanding and no shares of preferred stock.

Explanatory Note: The Registrant is filing this amendment for the sole purpose of including XBRL files required to be filed within 30 days of the filing of this Form 10-Q. Other than as described above, the Form 10-Q is identical to the previously filed Form 10-Q. The Registrant has filed the entire Form 10-Q/A as a convenience to allow shareholders to review the entire document in a single location.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 15, 2011	By:	/s/ Zhang Mingwei
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