Form 10-Q
period 2011-12-31
Sino-Global Shipping America, Ltd.
filed 2012-02-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and six month periods ended December 31, 2011

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

Overview

We are a shipping agency service provider for ships coming to and departing from Chinese ports. Our company, was incorporated in New York in February 2001. On September 18, 2007, we amended the Articles of Incorporation and Bylaws of our New York corporation to merge into a new Virginia corporation, Sino-Global Shipping America, Ltd.

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Qingdao, Tianjin, Qinhuangdao and Fangchenggang, we provide general shipping agency services in all commercial ports in China.

On November 13, 2007, we formed our wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which has two subsidiaries, (i) the 90%-owned Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”, Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”) and (ii) the 19.8%-owned Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”). On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its share to the other shareholder due to successive operating losses on Sino-Global Development. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

To build an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008 which serves the needs of customers shipping into and out of Western Australia. We also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through Monson, we are able to provide general shipping agency services to all ports in Australia.

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

On October 12, 2011, we signed a Memorandum of Understanding with King & Sons Shipping Agency (“King & Sons”), subsidiary of Grindrod Limited, a public company listed on the Johannesburg Securities Exchange (JSE: GNDP) and one of the oldest shipping agents in South Africa. Through our relationship with King & Sons, we are able to provide general shipping agency services to all ports in South Africa.

On November 8, 2011, the Company signed a Memorandum of Understanding with Wilson Sons Shipping Agency (“Wilson Sons”), the oldest and the leading independent Brazilian ship agent. Through the Company’s relationship with Wilson Sons, it is able to provide general shipping agency services to all ports in Brazil.

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

Revenues

The strict financing policies imposed by the Chinese government since the second half of our fiscal 2011 resulted in lower iron ore imports to China. Facing the reduced number of ships discharging iron ore at the Chinese ports, we conducted intensive marketing activities to increase our services to new customers. The number of ships we served increased from 216 to 222 and 113 to 116 for the six and three months ended December 31, 2010 and 2011, respectively. However, the increased number of ships served primarily used our protective services, which generate lower agency fees per ship. Although the number of ships we served increased, our revenues decreased. For the six and three months ended December 31, 2011, our total revenues amounted to approximately $16.62 million and $8.02 million, compared to our total revenues of $17.27 million and $9.07 million for the same periods in fiscal 2010.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the six and three months ended December 31, 2011 compared to the same periods ended December 31, 2010. To maintain our top line growth, we conducted intensive market activities to attract the new clients. As a result, our general and administrative expenses and selling expenses increased significantly. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	16,615,305	100.00	17,265,570	100.00	(650,265)	(3.77)

Costs and expenses
Cost of revenues	(15,206,693)	(91.52)	(15,570,501)	(90.18)	(363,808)	(2.34)

General and administrative	(2,826,615)	(17.01)	(2,135,644)	(12.37)	(690,971)	32.35
Selling	(212,806)	(1.28)	(168,390)	(0.98)	(44,416)	26.38
Others	24,139	0.15	75,358	0.44	(51,219)	(67.97)
Total costs and expenses	(18,221,975)	(109.66)	(17,799,177)	(103.09)	(422,798)	2.38

	For the three months ended December 31,
	2011		2010		Change
	US$	%	US$	%	US$	%

Revenues	8,022,598	100.00	9,066,226	100.00	(1,043,628)	(11.51)

Costs and expenses
Cost of revenues	(7,452,475)	(92.89)	(8,175,823)	(90.18)	723,348	(8.85)

General and administrative	(1,444,702)	(18.01)	(1,108,445)	(12.23)	(336,257)	30.34
Selling	(108,224)	(1.35)	(114,045)	(1.26)	5,821	(5.10)
Others	3,379	0.04	46,332	0.51	(42,953)	(92.71)
Total costs and expenses	(9,002,022)	(112.21)	(9,351,981)	(103.15)	349,959	(3.74)

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

Our costs of revenues as a percentage of our total revenues increased from 90.18% to 91.52% for the six months and from 90.18% to 92.89% for the three months ended December 31, 2010 and 2011, respectively. The increase was due primarily to the devaluation of the U.S. dollar against the RMB by 4.86% and 4.52% for the six and three month comparative periods, respectively. Our gross margin was also negatively impacted by the reduction in revenues from one of our major customers, Beijing Shourong Forwarding Limited (from 59% to 51% of our total revenues) for the six months ended December 31, 2010 and 2011, respectively.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the six and three months ended December 31, 2011, our general and administrative expenses as a percentage of our total revenues increased from 12.37% to 17.01% and from 12.23% to 18.01% over the same periods in 2010 because of the increase of expenses in implementing our international expansion strategies. The general and administrative expenses of our Australian and Hong Kong offices constituted about 10.33% of our total general and administrative expenses for the six months ended December 31, 2011, compared to that of 6.43% for the same period ended December 31, 2010.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our efforts to promote rapid business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the six months ended December 31, 2011 compared to 2010. The selling expenses slightly decreased for the three months compared to the same period in 2010.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company transaction and balances are eliminated in consolidation. Sino-China is considered to be a variable interest entity (“VIE”), and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our wholly foreign-owned subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. Trans Pacific Beijing has 40% shareholding of Sino-Global Development. Since Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $188,999 for the six months ended December 31, 2011. On October 31, 2011, Trans Pacific Beijing transferred 20.2% of its 40% share to the other shareholder due to successive operating losses in Sino-Global Development.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the Company’s accounting policies, management has determined that an allowance of $290,145 was required at December 31, 2011, and $194,955 at June 30, 2011. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis, we have experienced difficulties in collecting cash from some of our customers. As a result of these experiences, management has determined that its bad debt allowance should be increased.

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

2012 Trends

The beginning of calendar year 2012 saw a sudden drop of the Baltic Dry Index from 1624 on January 3, 2012 to a 26-year historical low of 647 on February 3, 2012, indicating the difficult macro economic conditions for shipping industries all over the world. Our revenues declined 3.77% for the six months and 11.51% for the three months ended December 31, 2011. We expect our revenues could decrease further if the economic conditions continue worsen. In the uncertain economic environment, we believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting the top line growth as our first priority and increase in revenues from our agency services to vessels coming to Chinese ports as well as expanding business activities at the loading ports in Australia, Canada, South Africa and Brazil.

In addition to the difficulties in revenue growth, we have experienced significant difficulties in managing our foreign exchange risks. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese RMB, we have faced increased costs of revenues due to the devaluation of the U.S. dollar against the RMB over the last few years. The devaluation of the U.S. dollar against the Chinese RMB is still our main challenge. We expect the trend will continue in fiscal 2012 and our gross margin will continue to be negatively affected by the devalued U.S. dollar. As a small company, we cannot bear the risk of using financial instruments to hedge foreign exchange rates. Our strategies are to allocate our funds into different currencies and encourage our customers to pay us in their local currency.

Our general and administrative expenses are significantly higher than their pre-IPO levels as a result of our domestic and international business expansion and our company’s public listing. In the 2012 fiscal year, we will continue our combined effort to control our budget and promote business growth.

Results of Operations

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues. Our total revenues decreased by 3.77% from $17,265,570 for the six months ended December 31, 2010 to $16,615,305 in the comparable six months in 2011. The number of ships that generated revenues for us increased from 216 to 222 for the comparable six month periods ended December 31, 2010 and 2011. The reason for the contrast trend of increased number of ships and the decreased revenues is because we provided protective services for more ships which generated significantly lower revenues per ship. For the six months ended December 31, 2011, we provided protective services to 37 ships, compared to 18 ships for the same six months in 2010.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 2.38% from $17,799,177 for the six months ended December 31, 2010 to $18,221,975 for the six months ended December 31, 2011. This increase was primarily due to increases in our general and administrative expenses and selling expenses.

•

Costs of Revenues. Our cost of revenues decreased by 2.34% from $15,570,501 for the six months ended December 31, 2010 to $15,206,693 for the six months ended December 31, 2011. Costs of revenues decreased more slowly than the decrease of revenues, resulting in the decrease of gross margins from 9.82% down to 8.48% for the comparative six months ended December 31, 2010 and 2011, respectively. This was largely due to the devaluation of the U.S. dollar against the Chinese currency. The average foreign exchange rate was $1.00 to RMB6.3865 for the six months ended December 31, 2011 compared to $1.00 to RMB6.7126 for the six months ended December 31, 2010, representing a 4.86% increase in the value of the RMB against the U.S. dollar during the period. We have successfully negotiated an approximately 5% agency fee increase with our largest customer, Beijing Shourong Forwarding Limited beginning in March 2011. The agency fee change partially mitigated the negative impact from the U.S. dollar devaluation on our gross margin.

•

General and Administrative Expenses. Our general and administrative expenses increased by 32.35% from $2,135,644 for the six months ended December 31, 2010 to $2,826,615 for the six months ended December 31, 2011. This mainly due to (1) an increase of $245,887 in salaries and human resource expenses, (2) increased bad debts provision of $96,246 and (3) an increase of $302,313 in business promotion and expansion expenses. Given the current state of the shipping industry, we have allocated additional funds to maintain our current clients and market to potential clients in China and internationally.

•	Selling Expenses. Our selling expenses increased by 26.38% from $168,390 for the six months ended December 31, 2010 to $212,806 for the six months ended December 31, 2011. Most selling expenses are commissions paid to business partners who refer shipping agency businesses to us.

Operating Loss. We had an operating loss of $1,606,670 for the six months ended December 31, 2011, compared to operating loss of $533,607 for the comparable six months in 2010. The operating loss for the period ended December 31, 2011 was primarily due to the increase in selling expenses and in general and administrative expenses, coupled with decreased revenues.

Financial Income, Net. Our net financial income was $100,857 for the six months ended December 31, 2011, compared to our net financial income of $119,899 for the six months ended December 31, 2010. The net financial income was derived largely from the foreign exchange benefit recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Loss from Equity Investment. As explained previously, we recognized an investment loss of $188,999 in the Sino-Global Development for the six months ended December 31, 2011, because it has reported successively operating losses and become insolvent.

Taxation. Our income tax benefits were $24,121 for the six months ended December 31, 2011, compared to income tax expenses of $29,188 for the six months ended December 31, 2010. As we made tax provision of $26, 879 and recognized net deferred tax assets of $51,000, the income tax benefits of the six months ended December 31, 2011 were $24,121. See Note 10 of the consolidated financial statements for more details.

Net Loss. As a result of the foregoing, we had a net loss of $1,654,325 for the six months ended December 31, 2011, compared to net loss of $465,125 for the period ended December 31, 2010. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $1,060,788 for the six months ended December 31, 2011, compared to net loss of $256,428 for the six months ended December 31, 2010. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America Limited increased significantly.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues. Our total revenues decreased by 11.51% from $9,066,226 for the three months ended December 31, 2010 to $8,022,598 in the comparable three months in 2011. Although the number of ships that generated revenues for us increased from 113 to 116 in the comparable three months ended December 31, 2010 and 2011, the revenue per vessel decreased. The reason for the contrast trend of increased number of ships and the decreased revenues is primarily because we provided protective services for more ships which generated significantly lower revenues per ship. For the three months ended December 31, 2011, we provided protective services to 23 ships, compared to 18 ships for the same three months in 2010. In addition, we provided services to some smaller ships which generated lower revenues.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 8.85% from $9,351,981 for the three months ended December 31, 2010 to $9,002,022 for the three months ended December 31, 2011. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses.

•

Costs of Revenues. Our cost of revenues decreased by 8.85% from $8,175,823 for the three months ended December 31, 2010 to $7,452,475 for the three months ended December 31, 2011. Costs of revenues decreased more slowly than the decrease of revenues, resulting in the decrease of gross margins from 9.82% down to 7.11% for the comparative three months ended December 31, 2010 and 2011, respectively. This is largely due to the devaluation of the U.S. dollar against the Chinese RMB during the period. The average foreign exchange rate was RMB6.3554 to $1.00 for the three months ended December 31, 2011 compared to RMB6.6560 to $1.00 for the three months ended December 31, 2010, representing a 3.29% increase in the value of the RMB against the U.S. dollar during the period.

•

General and Administrative Expenses. Our general and administrative expenses increased by 30.34% from $1,108,445 for the three months ended December 31, 2010 to $1,444,702 for the three months ended December 31, 2011. This was mainly due to (1) an increase of $114,536 in salaries and human resource expenses, (2) an increase of $40,700 in office supplies and (3) an increase in business promotion and expansion expenses of $93,717.

•	Selling Expenses. Our selling expenses decreased by 5.10% from $114,045 for the three months ended December 31, 2010 to $108,224 for the three months ended December 31, 2011, mainly due to lower commission payments related to the sales decrease.

Operating Profit (Loss). We had an operating loss of $979,424 for the three months ended December 31, 2011, compared to operating loss of $285,755 for the comparable three months in 2010. The operating loss for the second quarter of fiscal 2011 was primarily due to the decrease in revenues and increase in general and administrative expenses.

Financial Income, Net. Our net financial income was $144,860 for the three months ended December 31, 2011, compared to our net financial income of $33,758 for the three months ended December 31, 2010. The net financial income comes partially from interest income from money deposits in banks and largely by the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefits were $1,000 for the three months ended December 31, 2011 compared to tax expense of $1,000 for the three months ended December 31, 2010. As we had losses on our consolidated results of operations, we incurred estimated income tax benefit on the profitable results of our U.S. operations.

Net Loss. As a result of the foregoing, we had a net loss of $827,385 for the quarter ended December 31, 2011, compared to net loss of $263,598 for the quarter ended December 31, 2010. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $395,001 for the three months ended December 31, 2011, compared to net loss of $113,147 for the three months ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of December 31, 2011, we had $5,408,974 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2011	2010
	US$	US$
Net cash provided by operating activities	640,217	230,575
Net cash used in investing activities	(37,212)	(34,433)
Net cash used in financing activities	(15,151)	(2,780)
Net increase in cash and cash equivalents	530,146	146,668
Cash and cash equivalents at beginning of period	4,878,828	5,926,153
Cash and cash equivalents at end of period	5,408,974	6,072,821

Operating Activities

Our revenues slightly decreased for the six months ended December 31, 2011 compared to our revenues for the six months ended December 31, 2010. Our operating loss increased which was mainly attributable to the higher general and administrative expenses in the six months ended December 31, 2011. Net cash provided by operating activities of $640,217 for the six months ended December 31, 2011, is mainly attributable to a decrease in prepaid tax of $256,492 and an increase in accounts payable of $3,026,016, offset by a net loss of $1,654,325, an increase in advance to suppliers of $337,549 and an increase in accounts receivable of $616,311.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of the RMB against the U.S. dollar has caused a decline in gross margin and higher expenses for our company for the six months ended December 31, 2011.

In order for us to maintain a steady and positive cash position, we believe the U.S. dollar has to increase and maintain its valuation against RMB or we need to become less reliant on the U.S. dollar in our operations. The vast majority of our revenues are either received in U.S. dollars or calculated in U.S. dollars and paid in local currencies, so we expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars. If the U.S. dollar does not increase its valuation against the RMB, we will continue to focus on maintaining our high growth rate so as to overcome, or least mitigate, the negative impact from the U.S. dollar’s devaluation. In addition, we believe that our diversified operations in China and overseas will also help us to manage the foreign exchange rate risks.

Investing Activities

Net cash used in investing activities was $37,212 compared to net cash used in investing activities of $34,433 for the six months ended December 31, 2011 and 2010, respectively. We made capital expenditures representing 0.37% and 0.32% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $15,151 for the six months ended December 31, 2011 from the increase of non-controlling interest in majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through October 31, 2013. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$215,471	$154,826	$60,645	$-

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of December 31, 2011, our company has estimated its severance payments to be approximately $148,000, which has not been reflected in our consolidated condensed financial statements.

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

As of December 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three and six months ended December 31, 2011, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

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

	Budgeted Use of Net Proceeds		Through December 31, 2011
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Domestic and international business expansion*	5,930,941	72.74%	3,052,038	37.43%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	881,419	10.81%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	438,791	5.38%
Miscellaneous expenses	407,702	5.00%	632,463	7.76%
Stock repurchases	-	-	372,527	4.57%

Total	8,154,047	100.00%	6,295,964	77.22%

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

(c) During the six months ended December 31, 2011, the company did not repurchase any shares of common stock.

Item 3 Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2011.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

EX-101.INS	XBRL Instance Document. (8)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (8)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 4, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-K filed on September 26, 2011, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(7)	Filed herewith.
(8)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 14, 2012	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

Index to Financial Statements

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011	F-2

Condensed Consolidated Statements of Operations and Comprehensive loss for the six and three months ended December 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2011	2011
	US$	US$

Assets
Current assets
Cash and cash equivalents	5,408,974	4,878,828
Advances to suppliers	675,856	338,307
Accounts receivable, less allowance for doubtful accounts of $290,145 and $194,955 as of December 31, 2011 and June 30, 2011	2,464,301	1,847,990
Other receivables, less allowance for doubtful accounts of $80,000 as of December 31, 2011 and June 30, 2011	373,744	417,853
Prepaid expenses and other current assets	112,191	86,453
Prepaid taxes	30,000	286,492
Employee loans receivable	8,305	10,662
Income tax receivable	1,885	1,885
Deferred tax assets	165,000	117,000

Total current assets	9,240,256	7,985,470

Property and equipment, net	521,790	587,024
Security deposits	25,330	31,026
Employee loans receivable less current portion	8,727	11,896
Deferred tax assets	255,000	252,000
Equity investment	-	186,514

Total Assets	10,051,103	9,053,930

Liabilities and Equity
Current liabilities
Advances from customers	294,393	710,891
Accounts payable	5,939,269	2,913,553
Accrued expenses	45,957	81,146
Income tax payable	12,955	-
Other current liabilities	272,697	173,249

Total Current Liabilities	6,565,271	3,878,839

Total Liabilities	6,565,271	3,878,839

Commitments and Contingencies

Equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued and 2,903,841 outstanding	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(2,349,570)	(1,288,783)
Accumulated other comprehensive loss	(13,012)	(9,023)
Unearned Compensation	(397,558)	(397,558)

Total Sino-Global Shipping America Ltd. equity	5,768,874	6,833,650

Non-Controlling interest	(2,283,042)	(1,658,559)

Total equity	3,485,832	5,175,091

Total Liabilities and Equity	10,051,103	9,053,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Revenues	16,615,305	17,265,570	8,022,598	9,066,226

Cost of revenues	(15,206,693)	(15,570,501)	(7,452,475)	(8,175,823)
Gross profit	1,408,612	1,695,069	570,123	890,403

General and administrative expense	(2,826,615)	(2,135,644)	(1,444,702)	(1,108,445)
Selling expense	(212,806)	(168,390)	(108,224)	(114,045)
	(3,039,421)	(2,304,034)	(1,552,926)	(1,222,490)

Operating Loss	(1,630,809)	(608,965)	(982,803)	(332,087)

Financial income, net	100,857	119,899	144,860	33,758
Non-operating revenue	16,366	9,916	7,094	6,633
Non-operating costs	-	(215)	-	(215)
Other income	24,139	75,358	3,379	46,332
Loss from equity investment	(188,999)	(31,930)	(915)	(17,019)
	(47,637)	173,028	154,418	69,489

Net loss before provision for income taxes	(1,678,446)	(435,937)	(828,385)	(262,598)

Income taxes benefit (expense)	24,121	(29,188)	1,000	(1,000)

Net loss	(1,654,325)	(465,125)	(827,385)	(263,598)

Net loss attributed to non-controlling interest	(593,537)	(208,697)	(432,384)	(150,451)

Net loss attributable to Sino-Global Shipping America Ltd.	(1,060,788)	(256,428)	(395,001)	(113,147)

Net loss	(1,654,325)	(465,125)	(827,385)	(263,598)

Other comprehensive income
Foreign currency translation adjustments	(3,989)	(16,200)	(37,638)	(2,405)
Comprehensive loss	(1,658,314)	(481,325)	(865,023)	(266,003)

Comprehensive loss attributable to non-controlling interest	(609,332)	(209,053)	(441,398)	(151,651)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	(1,048,982)	(272,272)	(423,625)	(114,352)

Earnings (loss) per share
-Basic and diluted	(0.37)	(0.09)	(0.14)	(0.04)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,903,841	2,903,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2011	2010
	US$	US$

Cash flows from operating activities

Net loss	(1,654,325)	(465,125)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation	137,886	125,791
Provision for doubtful accounts	95,190	-
Deferred tax benefit (expense)	(51,000)	2,000
Loss from equity investment	188,999	31,930
Changes in assets and liabilities
Increase in advances to supplier	(337,549)	(414,541)
Increase in accounts receivable	(711,501)	(450,447)
Decrease in other receivables	44,109	21,485
(Increase) Decrease in prepaid expense and other current assets	(25,738)	37,292
Decrease in prepaid tax	256,492	342,017
Decrease in employee loan receivables	5,526	17,537
Decrease in income tax receivables	-	35,124
Decrease (Increase) in security deposits	5,696	(30,318)
(Decrease) Increase in advances from customers	(416,498)	1,091,512
Increase (Decrease) in accounts payable	3,025,716	(68,937)
Decrease in accrued expenses	(35,189)	(27,220)
Increase in income taxes payable	12,955	2,876
Increase (Decrease) in other current liabilities	99,448	(20,401)

Net cash provided by operating activities	640,217	230,575

Cash flows from investing activities
Capital expenditures and other additions	(37,212)	(34,433)

Net cash used in investing activities	(37,212)	(34,433)

Cash flows from financing activities
Increase in noncontrolling interest	(15,151)	(2,780)

Net cash used in financing activities	(15,151)	(2,780)

Effect of exchange rate fluctuations on cash and cash equivalents	(57,708)	(46,694)

Net increase in cash and cash equivalents	530,146	146,668

Cash and cash equivalents at beginning of period	4,878,828	5,926,153

Cash and cash equivalents at end of period	5,408,974	6,072,821

Supplemental information
Interest paid	-	713
Income taxes paid	13,200	-

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Tianjin, Qinhuangdao and Fangchenggang and provides general shipping agency services in all commercial ports in the PRC.

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which has two subsidiaries, (i) the 90%-owned Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”) and (ii) the 19.8%-owned Beijing Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”). On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its share to the other shareholder due to successive operating losses on Sino-Global Development.

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

The Company established another wholly-owned subsidiary, Sino-Global Shipping (HK) Limited ("Sino-Global HK") to perform as a control and management center for southern Chinese ports and enables the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. Sino-Global HK has signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through the Company’s relationship with Forbes, it is able to provide general shipping agency services to all ports in India.

On July 5, 2011, Sino-China signed a Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state-owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO’s offices in China.

On October 12, 2011, the Company signed a Memorandum of Understanding with King & Sons Shipping Agency (“King & Sons”), subsidiary of Grindrod Limited, a public company listed on the Johannesburg Securities Exchange (JSE: GNDP) and one of the oldest shipping agents in South Africa. Through the Company’s relationship with King & Sons, it is able to provide general shipping agency services to all ports in South Africa.

On November 08, 2011, the Company signed a Memorandum of Understanding with Wilson Sons Shipping Agency (“Wilson Sons”), the oldest and the leading independent Brazilian ship agent. Through the Company’s relationship with Wilson Sons, it is able to provide general shipping agency services to all ports in Brazil.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	December 31,	June 30,
	2011	2011
	US$	US$

Total current asstes	627,889	958,934
Total assets	923,639	1,324,636
Total current liabilities	306,805	308,737
Total liabilities	306,805	308,737

(c) Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company determined that the carrying value of the employee loan approximated this fair value.

(d) Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, cost of revenues, allowance for doubtful accounts, the useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(e) Translation of Foreign Currency

The accounts of the Company and Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. Trans Pacific Beijing had a 40% shareholding of Sino-Global Development. Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $188,999 for the quarter ended December 31, 2011. Trans Pacific Beijing transferred 20.2% of its 40% share to the other shareholder due to successive operating losses on Sino-Global Development

(i) Revenue recognition

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

Some contracts provide that revenues are recognized as a mark up of actual costs incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and costs based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. In general, the estimated revenues are based on the contract amounts. In other situations, the estimated revenues are based on the contract amounts plus any additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays and so on. If such contributory factors change, our revenues will increase or decrease accordingly. The estimated costs of revenue are based on the cost information provided by the local port and /or our historical experience of similar transactions. Since all estimated costs and expenses are paid in RMB, if the valuation of the RMB increases compared to the USD, then the estimated costs will increase accordingly.

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the accounting policies, management has determined that an allowance of $290,145 was required at December 31, 2011, and $194,955 at June 30, 2011. Accounts are written off after exhaustive efforts at collection.

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

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

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

	December 31,	June 30,
	2011	2011
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $1,023 bearing no interest through August 2014	17,032	22,558
Less : Current maturities	(8,305)	(10,662)
	8,727	11,896

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	December 31,	June 30,
	2011	2011
	US$	US$

Land and building	78,900	76,819
Motor vehicles	919,386	893,818
Computer equipment	124,295	110,479
Office equipment	46,534	37,059
Furniture & Fixtures	53,573	36,837
System software	120,999	117,807
Leasehold improvement	67,643	65,859

Total	1,411,330	1,338,678

Less : Accumulated depreciation and amortization	889,540	751,654

Property and equipment, net	521,790	587,024

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31,	June 30,
	2011	2011
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(50,184)	(34,390)
Accumulated deficit	(2,595,652)	(2,004,046)
Other adjustments	(25,491)	(23,559)
	(2,313,883)	(1,704,551)
Trans Pacific Logistics Shanghai Ltd.	30,841	45,992
Total	(2,283,042)	(1,658,559)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through October 31, 2013. Future minimum lease payments under operating leases agreements are as follows:

Amount
US$

Twevle months ending December 31,

2012	154,826
2013	60,645
215,471

Rent expense for the six months ended December 31, 2011 and 2010 was $182,396 and $142,328, respectively. Rent expense for the three months ended December 31, 2011 and 2010 was $94,296 and $65,823, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2011, the Company has estimated its severance payments of approximately $148,000, which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

9. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the six months ended December 31, 2011 and 2010 and the three months ended December 31, 2011 and 2010 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Interest income	15,269	22,607	9,146	10,859
Interest expense	-	(713)	-	(3)
Bank charge	(7,265)	(10,584)	(3,153)	(5,747)
Foreign currency translation	92,853	108,589	138,867	28,649
	100,857	119,899	144,860	33,758

10. INCOME TAXES

The income tax provision for the six months ended December 31, 2011 and 2010 and the three months ended December 31, 2011 and 2010 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
	US$	US$	US$	US$

Current
USA	(26,879)	(29,188)	-	(1,000)
China	-	-	-	-
	(26,879)	(29,188)	-	(1,000)
Deferred
Allowance for doubtful accounts	48,000	-	1,000	-
Net operating loss carryforward	195,000	29,000	171,000	29,000
Valuation allowance	(192,000)	(29,000)	(171,000)	(29,000)
Net deferred	51,000	-	1,000	-
Total	24,121	(29,188)	1,000	(1,000)

11. MAJOR CUSTOMER

For the six months ended December 31, 2011, approximately 51% and 11% of the Company’s revenues were from two customers. For the six months ended December 31, 2010, approximately 59% of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2012. At December 31, 2011, the same customer accounted for approximately 10% of the total accounts receivable balance.

-------------------------------------------------------------------------

