Form 10-Q
period 2012-03-31
Sino-Global Shipping America, Ltd.
filed 2012-05-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

On November 13, 2007, we formed our wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which has two subsidiaries, (i) the 90%-owned Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”, Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”) and (ii) the 19.80%-owned Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”). On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its share to the other shareholder due to successive operating losses on Sino-Global Development. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

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

Revenues

As a result of the strict financing policies imposed by the Chinese government, the volume of iron ore imported to China has been significantly reduced since the second half of our fiscal 2011. Facing the reduced number of ships discharging iron ore at Chinese ports, we conducted intensive marketing activities to new customers and managed a marginal increase in our revenues. The number of ships we served increased from 341 to 351 and 125 to 129 for the nine and three months ended March 31, 2011 and 2012, respectively. However, the increased number of ships served primarily used our protective services, which generate lower agency fees per ship. For the nine and three months ended March 31, 2012, our total revenues amounted to approximately $25.73 million and $9.11 million, compared to our total revenues of $26.33 million and $9.07 million for the same periods in fiscal 2011.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses and selling expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the nine and three months ended March 31, 2012. To maintain our top line growth, we conducted intensive market activities to attract the new clients. As a result, our general and administrative expenses increased significantly. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	25,725,311	100.00	26,331,088	100.00	(605,777)	(2.30)

Costs and expenses
Cost of services	(23,840,881)	(92.67)	(23,740,899)	(90.16)	(99,982)	0.42

General and administrative expenses	(3,976,137)	(15.46)	(3,185,577)	(12.10)	(790,560)	24.82
Selling expenses	(296,353)	(1.15)	(324,592)	(1.23)	28,239	(8.70)
	(28,113,371)		(27,251,068)		(862,303)

	For the three months ended March 31,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	9,110,006	100.00	9,065,518	100.00	44,488	0.49

Costs and expenses
Cost of services	(8,634,188)	(94.78)	(8,170,398)	(90.13)	(463,790)	5.68

General and administrative expenses	(1,149,522)	(12.62)	(1,049,933)	(11.58)	(99,589)	9.49
Selling expenses	(83,547)	(0.92)	(156,202)	(1.72)	72,655	(46.51)
Total costs and expenses	(9,867,257)		(9,376,533)		(490,724)

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

Our costs of revenues as a percentage of our total revenues increased from 90.16% to 92.67% for the nine months and from 90.13% to 94.78% for the three months ended March 31, 2011 and 2012, respectively. The costs of revenues have increased primarily because of the devaluation of the US dollar against the RMB by 4.62% and 4.12% for the nine and three month comparative periods. In addition, our revenues from Beijing Shourong Forwarding Limited reduced from 60% of our total revenues for the nine months ended March 31, 2011 down to 53% of our total revenues for the nine months ended March 31, 2012. As services provided to this customer have historically been at an above-average gross margin, the change of proportion of revenues from this customer also negatively impacted our gross margin.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the nine and three months ended March 31, 2012, our general and administrative expenses as a percentage of our total revenues increased from 12.10% to 15.46% and from 11.58% to 12.62% over the same periods in 2011 because of the increase of expenses in implementing our international expansion strategies. The general and administrative expenses of our Australian and Hong Kong offices constituted about 10.45% and 10.75% of our total general and administrative expenses for the nine and three months ended March 31, 2012, compared to that of 7.49% and 9.64% for the same period ended March 31, 2011.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. As we tightened control over selling expenses, our selling expenses decreased in absolute amount and as a percentage of our total net revenues for the nine and three months ended March 31, 2012.

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

Some contracts provide that revenues are recognized as a mark up of actual expenses incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and costs based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. In general, the estimated revenues are based on the contract amounts. In other situations, the estimated revenues are based on the contract amounts plus any additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays and so on. If such contributory factors change, our revenues will increase or decrease accordingly. The estimated costs of revenue are based on the cost information provided by the local port and /or our historical experience of similar transactions. Since all estimated costs are paid in RMB, if the valuation of the RMB increases compared to the USD, then the estimated costs will increase accordingly.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. At the time of its formation, Trans Pacific Beijing owned 40% of Sino-Global Development. Since Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $189,772 for the nine months ended March 31, 2012. On October 31, 2011, Trans Pacific Beijing transferred 20.2% of its 40% share to the other shareholder due to successive operating losses in Sino-Global Development.

Accounts Receivable

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis, we have experienced difficulties in collecting cash from some of our customers. As a result of these experiences, management has determined that its bad debts should be increased. In accordance with the Company’s accounting policies, management has determined that an allowance of $310,939 was required at March 31, 2012, and $194,955 at June 30, 2011.

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

2012 Trends

Under the difficult macro economic conditions for shipping industries all over the world, our revenues declined 2.30% for the nine months and slightly increased 0.49% for the three months ended March 31, 2012. We expect our revenues could decrease if the economic conditions worsen. In the uncertain economic environment, we believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting the top line growth as our first priority and increase in revenues from our agency services to vessels coming to Chinese ports as well as expanding business activities at the loading ports in Australia, Canada, South Africa and Brazil.

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

Results of Operations

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenues. Our total revenues decreased by 2.30% from $26,331,088 for the nine months ended March 31, 2011 to $25,725,311 in the comparable nine months in 2012. The number of ships that generated revenues for us increased from 341 to 351 for the comparable nine month periods ended March 31, 2011 and 2012. The reason for the contrast trend of increased number of ships and the decreased revenues is that we provided protective services for more ships, which generated significantly lower revenues per ship. For the nine months ended March 31, 2012, we provided protective services to 65 ships, compared to 35 ships for the same nine months in 2011.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 3.16% from $27,251,068 for the nine months ended March 31, 2011 to $28,113,371 for the nine months ended March 31, 2012. This increase was primarily due to increases in our general and administrative expenses.

•

Costs of Revenues. Our cost of revenues increased by 0.42% from $23,740,899 for the nine months ended March 31, 2011 to $23,840,881 for the nine months ended March 31, 2012. Costs of revenues increased compared to the decrease of revenues, resulting in the decrease of gross margins from 9.84% down to 7.33% for the comparative nine months ended March 31, 2011 and 2012, respectively. This was largely due to the devaluation of the U.S. dollar against the Chinese RMB. The average foreign exchange rate was $1.00 to RMB 6.3605 for the nine months ended March 31, 2012 compared to $1.00 to RMB 6.6683 for the nine months ended March 31, 2011, representing a 4.62% increase in the value of RMB against the U.S. dollar during the period. We successfully negotiated an approximately 5% agency fee increase with our largest customer, Beijing Shourong Forwarding Limited beginning in March 2011. The agency fee change partially mitigated the negative impact from the U.S. dollar devaluation on our gross margin.

•

General and Administrative Expenses. Our general and administrative expenses increased by 24.82% from $3,185,577 for the nine months ended March 31, 2011 to $3,976,137 for the nine months ended March 31, 2012. This increase was mainly due to (1) an increase of $282,047 in salaries and human resource expenses, (2) increased bad debts provision of $117,041 and (3) an increase of $405,289 in business promotion and expansion expenses. In a challenging economic climate in our industry, we have needed to allocate additional funds both to maintain our current clients and also to market to potential clients in China and internationally.

•	Selling Expenses. Our selling expenses decreased by 8.70% from $324,592 for the nine months ended March 31, 2011 to $296,353 for the nine months ended March 31, 2011 due to our efforts to control selling expenses. Most selling expenses are commissions paid to business partners who refer shipping agency business to us.

Operating Loss. We had an operating loss of $2,388,060 for the nine months ended March 31, 2012, compared to operating loss of $919,980 for the comparable nine months in 2011. The operating loss for the period ended March 31, 2012 was primarily due to the increase in costs of revenue and general and administrative expenses.

Financial Income, Net. Our net financial income was $58,705 for the nine months ended March 31, 2012, compared to our net financial income of $148,429 for the nine months ended March 31, 2011. The net financial incomes were derived largely from the foreign exchange benefit recognized in the financial statement consolidation. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations.

Loss from Equity Investment. As explained previously, we recognized an investment loss of $189,772 in the Sino-Global Development for the nine months ended March 31, 2012, because it has reported successive operating losses and become insolvent.

Taxation. Our income tax benefits were $31, 232 for the nine months ended March 31, 2012, compared to income tax benefits of $5,412 for the nine months ended March 31, 2011. As we made tax provision of $29,768 and recognized net deferred tax assets of $61,000, the income tax benefits of the nine months ended March 31, 2012 were $31, 232. See Note 10 of the consolidated financial statements for more details.

Net Loss. As a result of the foregoing, we had a net loss of $2,424,480 for the nine months ended March 31, 2012, compared to net loss of $719,512 for the period ended March 31, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $1,538,176 for the nine months ended March 31, 2012, compared to net loss of $408,999 for the nine months ended March 31, 2011. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America Limited increased significantly.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Our total revenues increased by 0.49% from $9,065,518 for the three months ended March 31, 2011 to $9,110,006 in the comparable three months in 2012. Although the number of ships that generated revenues for us increased from 125 to 129 in the comparable three months ended March 31, 2011 and 2012, the revenue per vessel decreased. The reason for the contrast trend of increased number of ships and the decreased revenues is primarily because we provided protective services for more ships, which generated significantly lower revenues per ship. For the three months ended March 31, 2012, we provided protective services to 34 ships, compared to 18 ships for the same three months in 2011. In addition, we provided services to some smaller ships, which generated lower revenues.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 5.23% from $9,376,533 for the three months ended March 31, 2011 to $9,867,257 for the three months ended March 31, 2012. This increase was primarily due to increases in our costs of revenues and general and administrative expenses.

•

Costs of Revenues. Our cost of revenues increased by 5.68% from $8,170,398 for the three months ended March 31, 2011 to $8,634,188 for the three months ended March 31, 2012. Costs of revenues increased more than the increase of revenues, resulting in a decrease of gross margins from 9.87% down to 5.22% for the comparative three months ended March 31, 2011 and 2012, respectively. This decrease is largely due to the devaluation of the U.S. dollar against the Chinese RMB during the period. The average foreign exchange rate was RMB 6.3084 to $1.00 for the three months ended March 31, 2012 compared to RMB 6.5795 to $1.00 for the three months ended March 31, 2011, representing a 4.12% increase in the value of the RMB against the U.S. dollar during the period.

•

General and Administrative Expenses. Our general and administrative expenses increased by 9.49% from $1,049,933 for the three months ended March 31, 2011 to $1,149,522 for the three months ended March 31, 2012. This increase was mainly due to (1) an increase of $36,159 in salaries and human resource expenses and (2) an increase in business promotion and expansion expenses of $68,332.

•	Selling Expenses. Our selling expenses decreased by 46.51% from $156,202 for the three months ended March 31, 2011 to $83,547 for the three months ended March 31, 2012, mainly due to lower commission payments because of budget control efforts.

Operating Profit (Loss). We had an operating loss of $757,251 for the three months ended March 31, 2012, compared to operating loss of $311,015 for the comparable three months in 2011. The operating loss for the third quarter of fiscal 2012 was primarily due to the increase in costs of revenues and general and administrative expenses.

Financial Income, Net. Our net financial expense was $42,152 for the three months ended March 31, 2012, compared to our net financial income of $28,530 for the three months ended March 31, 2011. The net financial expense comes partially from a decrease in interest income from money deposits in banks and partially from the foreign exchange gains recognized in the consolidation of financial statements. As described in the above “Translation of Foreign Currency”, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefits were $7,111 for the three months ended March 31, 2012, compared to tax benefits of $34,600 for the three months ended March 31, 2011. As we had losses on our consolidated results of operations, we incurred estimated income tax benefit on the profitable results of our U.S. operations.

Net Income. As a result of the foregoing, we had a net loss of $770,155 for the quarter ended March 31, 2012, compared to net loss of $254,387 for the quarter ended March 31, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $477,388 for the three months ended March 31, 2012, compared to net loss of $152,571 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and cash derived from our initial public offering. As of March 31, 2012, we had $6,417,455 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2012	2011
	US$	US$
Net cash provided by (used in) operating activities	1,644,160	(504,603)
Net cash used in investing activities	(42,874)	(34,781)
Net cash used in financing activities	(15,151)	(2,780)
Net increase (decrease) in cash and cash equivalents	1,538,627	(597,041)
Cash and cash equivalents at beginning of Period	4,878,828	5,926,153
Cash and cash equivalents at end of Period	6,417,455	5,329,112

Operating Activities

Our revenues slightly decreased for the nine months ended March 31, 2012 compared to our revenues for the nine months ended March 31, 2011. Our operating loss increased primarily because of higher costs of revenue and general and administrative expenses in the nine months ended March 31, 2012. Net cash provided by operating activities of $1,644,160 for the nine months ended March 31, 2012, is mainly attributable to a decrease in prepaid tax of $260,303, a decrease in advances from customers of $428,970 and an increase in accounts payable of $4,924,359, offset by a net loss of $2,424,480, an increase in advance to suppliers of $384,142 and an increase in accounts receivable of $856,578.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the nine months ended March 31, 2012.

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

Investing Activities

Net cash used in investing activities was $42,874 compared to net cash used in investing activities of $34,781 for the nine months ended March 31, 2012 and 2011, respectively. We made capital expenditures representing 0.39% and 0.38% of our total assets during the nine-month periods ended March 31, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities was $15,151 for the nine months ended March 31, 2012 from the increase of non-controlling interest in majority-owned subsidiary.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through October 31, 2013. Below is a summary of our company’s contractual obligations and commitments as of March 31, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$172,777	$135,249	$37,528	$—

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for their employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of March 31, 2012, our company has estimated its severance payments to be approximately $152,600, which has not been reflected in our consolidated condensed financial statements.

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

As of March 31, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the nine months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three and nine months ended March 31, 2012, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

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

	Budgeted Use of Net Proceeds		Through March 31, 2012
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Domestic and international business expansion*	5,930,941	72.74%	3,388,924	41.56%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	924,024	11.33%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	438,791	5.38%
Miscellaneous expenses	407,702	5.00%	646,244	7.93%
Stock repurchases	-	-	372,527	4.57%

Total	8,154,047	100.00%	6,689,236	82.04%

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

(c)         During the nine months ended March 31, 2012, the company did not repurchase any shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 14, 2012	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATE

Index to Financial Statements

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011	F-2

Condensed Consolidated Statements of Operations and Comprehensive loss for the nine and three months ended March 31, 2012 and 2011	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2012	2011
	US$	US$

Assets
Current assets
Cash and cash equivalents	6,417,455	4,878,828
Advances to suppliers	722,449	338,307
Accounts receivable, less allowance for doubtful accounts of $310,939 and $194,955 as of March 31, 2012 and June 30, 2011	2,588,584	1,847,990
Other receivables, less allowance for doubtful accounts of $80,000 as of March 31, 2012 and June 30, 2011	337,624	417,853
Prepaid expenses and other current assets	84,212	86,453
Prepaid taxes	26,189	286,492
Employee loans receivable	6,991	10,662
Income tax receivable	1,885	1,885
Deferred tax assets	175,000	117,000

Total current assets	10,360,389	7,985,470

Property and equipment, net	472,720	587,024
Security deposits	25,357	31,026
Employee loans receivable less current portion	6,988	11,896
Deferred tax assets	255,000	252,000
Equity investment	-	186,514

Total Assets	11,120,454	9,053,930

Liabilities and Equity
Current liabilities
Advances from customers	281,921	710,891
Accounts payable	7,837,912	2,913,553
Accrued expenses	67,248	81,146
Income tax payable	5,433	-
Other current liabilities	199,995	173,249

Total Current Liabilities	8,392,509	3,878,839

Total Liabilities	8,392,509	3,878,839

Commitments and Contingencies

Equity
Preferred stock, 1,000,000 shares authorized, no par value; none issued	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued and 2,903,841 outstanding	7,709,745	7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost	(372,527)	(372,527)
Accumulated deficit	(2,826,958)	(1,288,783)
Accumulated other comprehensive loss	824	(9,023)
Unearned Compensation	(397,558)	(397,558)

Total Sino-Global Shipping America Ltd. equity	5,305,322	6,833,650

Non-Controlling interest	(2,577,377)	(1,658,559)

Total equity	2,727,945	5,175,091

Total Liabilities and Equity	11,120,454	9,053,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Revenues	25,725,311	26,331,088	9,110,006	9,065,518

Cost of revenues	(23,840,881)	(23,740,899)	(8,634,188)	(8,170,398)
Gross profit	1,884,430	2,590,189	475,818	895,120

General and administrative expense	(3,976,137)	(3,185,577)	(1,149,522)	(1,049,933)
Selling expense	(296,353)	(324,592)	(83,547)	(156,202)
	(4,272,490)	(3,510,169)	(1,233,069)	(1,206,135)

Operating Loss	(2,388,060)	(919,980)	(757,251)	(311,015)

Financial income (expense), net	58,705	148,429	(42,152)	28,530
Non-operating revenue	52,533	14,927	36,167	5,011
Non-operating costs	(14,461)	(216)	(14,461)	(1)
Other income	25,343	76,846	1,204	1,488
Loss from equity investment	(189,772)	(44,930)	(773)	(13,000)
	(67,652)	195,056	(20,015)	22,028

Net loss before provision for income taxes	(2,455,712)	(724,924)	(777,266)	(288,987)

Income tax benefit	31,232	5,412	7,111	34,600

Net loss	(2,424,480)	(719,512)	(770,155)	(254,387)

Net loss attributed to non-controlling interest	(886,304)	(310,513)	(292,767)	(101,816)

Net loss attributable to Sino-Global Shipping America Ltd.	(1,538,176)	(408,999)	(477,388)	(152,571)

Net loss	(2,424,480)	(719,512)	(770,155)	(254,387)

Other comprehensive income
Foreign currency translation adjustments	9,847	(13,220)	13,836	2,980
Comprehensive loss	(2,414,633)	(732,732)	(756,319)	(251,407)

Comprehensive loss attributable to non-controlling interest	(903,667)	(312,387)	(294,335)	(103,334)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	(1,510,966)	(420,345)	(461,984)	(148,073)

Loss per share
-Basic and diluted	(0.53)	(0.14)	(0.16)	(0.05)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,903,841	2,903,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2012	2011
	US$	US$

Cash flows from operating activities

Net loss	(2,424,480)	(719,512)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	193,913	186,512
Provision for doubtful accounts	115,984	-
Deferred tax benefit	(61,000)	(33,000)
Loss from equity investment	189,772	44,930
Changes in assets and liabilities
Increase in advances to supplier	(384,142)	(220,176)
Increase in accounts receivable	(856,578)	(727,138)
Decrease (Increase) in other receivables	80,229	(72,312)
Decrease in prepaid expense and other current assets	2,241	15,993
Decrease in prepaid tax	260,303	291,813
Decrease in employee loan receivables	8,579	38,269
Decrease in income tax receivables	-	121,502
Decrease (Increase) in security deposits	5,669	(30,624)
(Decrease) Increase in advances from customers	(428,970)	122,317
Increase in accounts payable	4,924,359	442,764
(Decrease) Increase in accrued expenses	(13,898)	28,989
Increase in income taxes payable	5,433	4,276
Increase in other current liabilities	26,746	794

Net cash provided by (used in) operating activities	1,644,160	(504,603)

Cash flows from investing activities
Capital expenditures and other additions	(42,874)	(34,781)

Net cash used in investing activities	(42,874)	(34,781)

Cash flows from financing activities
Increase in noncontrolling interest	(15,151)	(2,780)

Net cash used in financing activities	(15,151)	(2,780)

Effect of exchange rate fluctuations on cash and cash equivalents	(47,508)	(54,877)

Net increase (decrease) in cash and cash equivalents	1,538,627	(597,041)

Cash and cash equivalents at beginning of period	4,878,828	5,926,153

Cash and cash equivalents at end of period	6,417,455	5,329,112

Supplemental information
Interest paid	-	713
Income taxes paid	19,800	-

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	March 31,	June 30,
	2011	2011
	US$	US$

Total current asstes	1,303,839	958,934
Total assets	1,568,092	1,324,636
Total current liabilities	341,781	308,737
Total liabilities	341,781	308,737

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009 with Trans Pacific Beijing initially holding a 40% interest. On October 31, 2011, Trans Pacific Beijing transferred 20.2% of its 40% share to the other shareholder due to successive operating losses on Sino-Global Development. Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $189,772 for the nine months ended March 31, 2012.

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

(j) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. In accordance with the accounting policies, management has determined that an allowance of $310,939 was required at March 31, 2012, and $194,955 at June 30, 2011. Accounts are written off after exhaustive efforts at collection.

(k) Taxation

Because the Company and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

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

Income tax returns for the years prior to 2009 are no longer subject to examination by tax authorities.

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

(l) Loss per share

Loss per share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if-converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

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

	March 31,	June 30,
	2012	2011
	US$	US$

Loans from employees, secured by their personal assets, receivable in monthly installments of approximately $583 bearing no interest through August 2014	13,979	22,558

Less : Current maturities	(6,991)	(10,662)
	6,988	11,896

5. ADVANCES TO SUPPLIERS/ADVANCES FROM CUSTOMERS

(a) Advances to Suppliers

Advances to suppliers represent costs of services and fees paid to suppliers in advance in connection with the agency services fees income to be recognized.

(b) Advances from Customers

Advances from customers represent money received from customers in advance in connection with the agency services fees income to be recognized.

6. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31,	June 30,
	2012	2011
	US$	US$

Land and building	78,983	76,819
Motor vehicles	923,033	893,818
Computer equipment	127,239	110,479
Office equipment	46,582	37,059
Furniture & Fixtures	53,610	36,837
System software	121,125	117,807
Leasehold improvement	67,715	65,859

Total	1,418,287	1,338,678

Less : Accumulated depreciation and amortization	945,567	751,654

Property and equipment, net	472,720	587,024

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	June 30,
	2012	2011
	US$	US$

Sino-China:
Original paid-in capital	356,400	356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(51,752)	(34,390)
Accumulated deficit	(2,887,998)	(2,004,046)
Other adjustments	(25,912)	(23,559)
	(2,608,218)	(1,704,551)
Trans Pacific Logistics Shanghai Ltd.	30,841	45,992
Total	(2,577,377)	(1,658,559)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through October 31, 2013. Future minimum lease payments under operating leases agreements are as follows:

Amount
US$

Twevle months ending March 31,

2013	135,249
2014	37,528
172,777

Rent expense for the nine months ended March 31, 2012 and 2011 was $256,413 and $224,939, respectively. Rent expense for the three months ended March 31, 2012 and 2011 was $74,017 and $82,611, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2012, the Company has estimated its severance payments of approximately $152,600, which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

9. FINANCIAL INCOME (EXPENSES), NET

Financial income (expenses) for the nine months ended March 31, 2012 and 2011 and the three months ended March 31, 2012 and 2011 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Interest income	19,244	30,722	3,975	8,115
Interest expense	-	(713)	-	-
Bank charge	(11,721)	(14,571)	(4,456)	(3,987)
Foreign currency translation	51,182	132,991	(41,671)	24,402
	58,705	148,429	(42,152)	28,530

10. INCOME TAXES

The Company’s deferred tax assets are comprised of the allowance for doubtful accounts and the net operating loss carryforward. The net operating loss carryforward may be available to reduce future years’ taxable income through year 2031. Management believes that the realization of the benefits from these losses appears uncertain and has provided a valuation allowance to reduce the deferred tax asset. The income tax benefit (provision) for the nine and three months ended March 31, 2012 and 2011 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	US$	US$	US$	US$

Current
USA	(29,768)	(27,588)	(2,889)	(400)
China	-	-	-	-
	(29,768)	(27,588)	(2,889)	(400)
Deferred
Allowance for doubtful accounts	58,000	-	10,000	-
Net operating loss carryforward	431,000	35,000	236,000	35,000
Valuation allowance	(428,000)	(2,000)	(236,000)	-
Net deferred	61,000	33,000	10,000	35,000
Total	31,232	5,412	7,111	34,600

11. MAJOR CUSTOMER

For the nine months ended March 31, 2012 and 2011, approximately 60% and 53%, respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2012.  At March 31, 2012, the same customer accounted for approximately 10% of the total accounts receivable balance. A second customer represented approximately 11% of the Company’s revenues for the nine months ended March 31, 2012.

————————————————————————

