Form 10-K
period 2012-06-30
Sino-Global Shipping America, Ltd.
filed 2012-09-28
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2011 was approximately $3,224,762, based on the closing sales price of $2.20 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,465,801 shares).

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

ii

PART I

Item 1. Business.

General

We are a general shipping agency service provider headquartered in the United States with subsidiaries in Australia, Hong Kong and mainland China. Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we provide shipping agency services in the PRC through our affiliate, Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Tianjin, Qinhuangdao and Fangchenggang and provides general shipping agency services in all commercial ports in the PRC. Through these offices, we are able to coordinate our clients’ shipping needs, including preparing documents, husbanding vessels, working through customs issues, coordinating matters with port authorities, overseeing and settling cargo claims, tracking shipments, recommending trucking, warehousing and complementary services. We provide these services mainly through our well-established local agent network. We also act as a local agent and attend vessels directly in the ports in which we have branch offices.

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

We provide shipping agency services to a variety of vessel sizes and types, including Handysize, Panamax, Capesize, Roll-On/Roll-Off RORO, and VLCC class vessels. We assist clients with a variety of shipping requirements, including bulk and break-bulk general cargo, vehicle transport and raw materials such as crude oil and oil products and iron, manganese and other metal ores.

Market Background

Since China adopted its open door trade policy in 1978, inviting foreign investment into China, China’s economy has steadily developed, both from new investments in China and from increased international trade. As international trade between China and other countries has expanded, the shipping industry in China has also grown.

The evolution of the shipping agency industry has followed that of the shipping industry in general. Prior to the 1980s, China’s shipping agency industry was dominated by a single state-owned shipping agency, China Ocean Shipping Agency Co. Limited (Penavico). In 1985, a second shipping state-owned shipping agency, China Marine Shipping Agency Co. Limited (Sinoagent), was permitted to provide shipping agency services to foreign ships discharging a port in China. In 1995, the third largest state-owned shipping agency, China Shipping Agency Co. Ltd (CSA), followed by COSCO Container Shipping Agency Co. Ltd (Cosa) established in 1999.

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

We believe that there are over 1,900 licensed shipping agencies in China. At present, the state-owned shipping agency companies, namely Penavico, Sinoagent, CSA and Cosa, still dominate China’s shipping agency industry, combining to generate vast majority of the revenues in the industry. The remaining approved shipping agencies in operation share the remaining agency market in the industry.

We are well positioned between the state-owned agency giants and numerous small agents, becoming the leading private shipping agency service provider in China. This enables us to have a competitive advantage of applying more flexible strategies for our business development under uncertain economy environment.

China’s Economic Development

China’s population of approximately 1.3 billion people is expected to grow by roughly 7 million people per year. The country’s gross national product has grown at a rate of approximately 10 percent for 30 years, making it the fastest growth rate for a major economy in recorded history. In the same 30-year period, China has moved more than 300 million people out of poverty and quadrupled the average Chinese person’s income. The tremendous potential of this market is noted by the fact that more than 400 of the world’s largest 500 companies are investing in China.

These development factors have produced a burgeoning consumer goods market, as the spending power and aspirations of consumers rise. In response, industries are consolidating and modern retailers are penetrating second-tier and even some third-tier Chinese cities. The increased availability and demand for products throughout China has fueled a corresponding growth in the industries that transport goods within China and between China and other countries.

Although the PRC economy will continue its growth in the future, we cannot assure the growth of the Chinese economy will be steady. Recently, the Chinese government announced its intention to use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of the construction and manufacturing industries in China. Consequently, under such circumstances, efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for imported commodities, the number of shipments coming to a Chinese port and ventrally adversely affect our business.

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

• Develop a shipping agency network in China and internationally. We acknowledge that shipping agency is a productive process related to both a loading port and a discharge port. As such, we believe the most cost effective way to develop our business is to build an international network that covers our clients’ shipping routs from their loading ports to their discharging ports. We have found a number of benefits of being able to develop an international shipping agency network, including the following advantages:

o	In addition to our agency services in China, we provide our clients with agency services at the overseas ports where their ships load or discharge goods. From our network, our clients benefit from obtaining control on the shipping process. On the other hand, we are able to generate the revenue from services we perform in the foreign ports and from services referred by the foreign partner agents.
o	Some of our customers are large Chinese steel manufacturers and traders that import a significant portion of iron ore from overseas to China. Their needs in overseeing loading activities build up a foundation for us to establish an international shipping agency network.
o	We have developed strong relationships with local agents in China, including the largest Chinese local agency networks, Penavico, Sinoagent and CSA. Recently, we signed a strategic cooperative agreement with Cosa, which has over 50 offices around ports in China. This ensures that our customers have as many advantages possible in working through any complications;
o	We have developed experience in establishing an international network. Since our IPO, we have contributed significant efforts in building up strategic relationships with countries where China imports large volume of mining materials. We opened offices in Australia and Hong Kong. We have signed strategic cooperative agreements with Monson Agency in Australia, Forbes in India, Wilson Sons in Brazil and King Sons in South Africa. Our Hong Kong office also handles loading services in a port in Canada. For the 2012 fiscal year, the revenues from our loading services overseas are approximately 29% of our total revenues. Along with developing the international agency network, the overseas loading services appear to be the fastest area contributing to our business growth.

• React quickly to opportunities to offer new services to our clients. We believe that our Company is small enough to have close working relationships with our customers. As a result, we believe we encourage our customers to raise any concerns, comments or recommendations for additional services that they would like to see provided with our shipping agency services. We also believe that we are large enough to implement many of these recommendations and strive to offer new services when we feel that the services will benefit our customers.

• Maintain working relationships with third parties in port cities. We currently enjoy good working relationships with a variety of entities that operate in commercial ports, including port authorities, tugboat companies, pilot stations, stevedore companies, customs agencies, shipping agency associations and local government authorities.

Customers

We currently provide shipping agency services to a variety of international vessels. The majority of our customers are large Chinese steel manufacturers, traders and international shipping companies that wish to ship goods to and from China. Our largest customer is Beijing Shourong Forwarding Service Co., Ltd, an affiliate of Capital Steel, a steel company in China. We provide shipping agency services for all vessels carrying iron ore for Capital Steel. Revenues from this company accounted for approximately 54% and 64% of our revenues in 2012 and 2011, respectively.

In addition to these companies, we provide shipping agency services to a variety of shipping companies from Germany, Greece, Spain, Italy, Hong Kong, Norway, Switzerland, the United States, Singapore, Japan and South Korea. We have provided shipping agencies services for vessels carrying bulk and break-bulk cargoes, raw materials, consumer goods, and vehicles.

Our Strengths

We believe that the following strengths differentiate us from our competitors in China’s shipping agency industry:

• Experience in general shipping agency services. We are one of few shipping agents that specializes in providing a full range of general shipping agency services in China. Unlike a local agent who specializes in dealing with procedures when a vessel arrives or departs in a port, a general agent focuses more on serving clients’ needs, providing information for all ports for shipping arrangements, appointing local agents, coordinating local agents’ efforts before, in process and after the vessel arrival or departure, saving parking time and loading/discharging costs and sometimes taking responsibility for the vessel’s dispatch or demurrage. A general agent serves a larger client with shipments covering many local ports. We believe that our experience in providing general agency services gives us a competitive advantage in attracting large clients, such as Capital Steel, and helps us maintain client business for longer period of time once our tenders are successful.

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

• Reputation for financial responsibility. In order to engage in business in China as a shipping agency, we must demonstrate financial responsibility to customers, our business partners, ports and local governmental agencies. We believe our ability to meet our financial obligations has encouraged customers to choose to do business with us and has resulted in the growth of a strong network of service partners in the ports in China and overseas in which we provide shipping agency services.

• Strength of information management system. We consistently collect and update port information from local ports so that we can share current and accurate port information with our clients through our network. Our newly developed management information system is based on SAP B-One software, which enables us to record more accurate and updated commercial and accounting information.

• Quality of services provided to customers. Unlike agencies that provide local agent services in one particular loading or discharging port, our service network enables us to provide updated and accurate information, which helps our customers make their way smoothly through loading and discharging cargo.

• Positive relationships with third parties in local ports in China. In local ports, we maintain positive relationships with stevedore companies, pilot stations, towage companies and other local service providers, which helps our customers enjoy faster loading and discharging rates and a smoother berthing and unberthing process.

• Strong network of local shipping agents in ports without branch offices. In addition to having branch offices in four major Chinese commercial ports, we also have a strong network of other shipping agents. Using feedback from customers and our knowledge of the Chinese shipping agency industry, we can compare and select the most competitive agents as our local agents.

Our Challenges

The successful execution of our strategies is subject to certain risks and uncertainties, including those relating to:

• our limited operating history in general and our recent losses;

• limited funds with which to build a nationwide and worldwide port network in China, to recruit and retain quality personnel, to advertise our services and to develop new information technology for use in providing shipping agency services;

• the growth of the shipping agency industry in China and the entrance of new Chinese and foreign competitors into the market;

• our ability to respond to competitive pressures; and

• the regulatory environment in China.

Competition

Our ability to be successful in our industry depends on our ability to compete effectively with companies that may be more well-capitalized than we are or may provide shipping agency services we do not or cannot provide to our customers. While China’s shipping agency industry has a variety of small shipping agencies, our primary competitors are Penavico, Sinoagent and CSA. These companies are state-owned in part and much larger than we are and derive significantly more revenue from shipping agency services in China.

• Penavico. Founded in 1953, Penavico is the oldest and largest state-owned shipping agency in China. Beginning in 1955, Penavico took over China’s shipping agency business from the foreign agents that previously did business in China and, until 1985, Penavico was the only shipping agency operating in China. Penavico now has more than 80 local agencies and 300 business networks across China. Penavico maintains offices in America, Europe, Japan, Korea, Singapore and Hong Kong. Penavico’s shipping agency business, bulk ships and container ships currently account for approximately 40% of China’s market.

• Sinoagent. Sinoagent was formed in 1985 as a specialized subsidiary of Sinotrans Limited Company (“Sinotrans”), a company that provides integrated ocean transportation, land transport, airfreight, warehousing, express services, shipping agency and freight forwarding services. Due to its relationship with Sinotrans, Sinoagent is able to provide a seamless, integrated set of services to its customers. Sinoagent is the second largest state-owned shipping agency and has approximately 30% of China’s shipping agency market.

• CSA. CSA was established in 1997 and is affiliated with China Shipping Group, specializing in shipping agency business for both domestic and international vessels. CSA is also involved in other related businesses, such as cargo agency and customs declaration. With its headquarters in Shanghai, CSA has more than 54 subsidiaries in major ports along the national coastline, the Yangtze River and the Pearl River of China. These subsidiaries undertake shipping agency business, cargo agency business and customs declaration for both Chinese and foreign vessels navigating among the international lines and the vessels calling on HK, Macao, Taiwan, and the coastlines and other ports in China.

We believe that the three shipping agents’ primary strengths include the following:

• the establishment of a complete port network in mainland China;

• the presence of a large base of clients; and

• the availability of funding and financial support from state-owned financial institutions.

Regulations on Foreign Exchange

Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996, as amended in 2007 and 2008, and amended in 1997 and various regulations issued by State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

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

Employees

As of the date of filing of this report, we have 52 employees, 43 of whom are based in China. Of the total, 7 are in management, 16 are in operation, 8 are in financial affairs, 7 in sales and disbursement, and 14 in administration and technical support. We believe that our relationships with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.  Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.  Properties.

We currently rent six (6) facilities throughout China, Hong Kong and the United States. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Beijing, PRC	Room 212, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 10/31/2013	207 m2

Fangchenggang, PRC	2nd Floor, Duty-Free Store Building South Gate of Fangcheng Port Fangcheng, PRC 538001	Long term	200 m2
Shanghai, PRC	Rm 12B1/12C, No.359 Dongdaming.Road, Hongkou District, Shanghai, PRC 200080	Expires 05/31/2013	145 m2
Flushing, NY	136-56 39th Avenue, Room #305, Flushing, New York 11354	month to month	150m2
Qingdao, PRC	Room 2101 Building A, No. 10 Xiang Gang (Middle) Road, Qingdao, PRC 266071	Expires 11/30/2012	186 m2
Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2013	77 m2

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

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2012, there were four holders of record of our common stock. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2012
Common stock price per share:
High	$9.16	$3.99	$4.28	$5.73	$9.16
Low	$1.38	$1.52	$2.10	$2.03	$1.38

Fiscal year 2011
Common stock price per share:
High	$2.65	$3.36	$2.52	$3.22	$3.36
Low	$2.11	$2.10	$2.06	$1.20	$1.20

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

The Company has used offering proceeds for the following purposes from completion of the IPO through June 30, 2012.

	Budgeted Use of Net Proceeds		As June 30, 2012
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion to the main ports in China and overseas	5,930,941	72.74%	3,730,753	45.75%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	942,977	11.56%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	438,791	5.38%
Miscellaneous expenses	407,702	5.00%	664,261	8.15%
Stock repurchases			372,527	4.57%

Total	8,154,048	100.00%	7,068,035	86.68%

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested in one 90%-owned subsidiary on May 31, 2009, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”; Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). Trans Pacific invested another 40%-owned subsidiary, Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”), on November 6, 2009. On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its interest to the other shareholder due to successive operating losses on Sino-Global Development. On February 7, 2012, Trans Pacific Beijing transferred its remaining 19.8% of interest to a new shareholder due to successive operating losses in Sino-Global Development.

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China.

For the purpose of building up an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008, which serves the needs of customers shipping into and out of Western Australia. The Company also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through the Company’s relationship with Monson, the Company is able to provide general shipping agency services to all ports in Australia.

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

On October 12, 2011, the Company signed a Memorandum of Understanding with King & Sons Shipping Agency (“King & Sons”), subsidiary of Grindrod Limited, a public company listed on the Johannesburg Securities Exchange (JSE: GNDP) and one of the oldest shipping agents in South Africa. Through the Company’s relationship with King & Sons, it is able to provide general shipping agency services to all ports in South Africa in fiscal year 2012.

On November 8, 2011, the Company signed a Memorandum of Understanding with Wilson Sons Shipping Agency (“Wilson Sons”), the oldest and the leading independent Brazilian ship agent. Through the Company’s relationship with Wilson Sons, it is able to provide general shipping agency services to all ports in Brazil fiscal year 2012.

Revenues

China’s economy slowed down during the fiscal 2012 and the volume of iron ore imported to China has been significantly reduced. Although fewer ships discharged iron ore at Chinese ports, we managed a marginal increase in our revenues largely relying on our intensive marketing activities to the new customers who load iron ore in overseas ports. The number of ships we served increased from 421 for the 2011 fiscal year to 477 for the 2012 fiscal year. However, the increased number of ships served primarily used our protective services, which generate lower agency fees per ship compared to fees per ship in loading and discharging agency services. For the year ended June 30, 2012, our total revenues amounted to approximately $33.88 million, compared to our total revenues of $32.94 million for the year ended June 30, 2011. As the table below demonstrates, this is a much slower rate of increase then we have historically encountered.

Year	Revenue (USD)	Growth (%)
2012	33,881,248	2.87
2011	32,935,823	22.71
2010	26,841,336	46.40
2009	18,334,359	21.52
2008	15,087,238	49.51
2007	10,090,879	13.07
2006	8,924,786	31.69

We recognized more than 96% of our revenues in our locations in the United States, Australia and Hong Kong. The revenues recorded in China are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these business taxes and related surcharges from our gross revenues to arrive at our total revenues.

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

• the size and types of ships we serve;

• the type of services we provide, for example loading/discharging, protective, owner’s affairs and so on;

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses and other expenses. Our company’s total operating costs and expenses increased as a percentage of total revenues for the year ended June 30, 2012 mainly due to an increase in costs paid to Chinese local ports. To maintain our top line growth, we conducted intensive market activities to attract new clients. As a result, our general and administrative expenses and selling expenses increased accordingly. The following table sets forth the components of our company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	33,881,248	100.00	32,935,823	100.00	945,425	2.87

Costs and expenses
Costs of services	(31,184,331)	(92.04)	(29,619,765)	(89.93)	(1,564,566)	5.28

General and administrative expense	(5,236,167)	(15.45)	(4,544,578)	(13.80)	(691,589)	15.22
Selling expense	(385,064)	(1.14)	(341,665)	(1.04)	(43,399)	12.70
	(36,805,562)		(34,506,008)		(2,299,554)

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and discharge cargo. We believe the most significant factors that directly or indirectly affect our costs of revenues are:

• the number of ships to which we provide port loading/discharging services;

• the size of ships we serve, as large ship requires more towboats to park at harbor;

• the nationality of ships we serve, as a foreign ship pays different tonnage taxes;

• the complexity of service processing;

• the operating condition of a particular port for ships loading or discharging;

• the number of days a ship requires for loading or discharging; and

• the number of days a ship requires for loading or discharging during overtime period and public holidays.

We typically pay the costs of revenues on behalf of our customers. Except for Australia and Canada where our revenues and costs are settled in the local currencies, we receive most revenues from our clients in U.S. dollars and pay most costs of revenues to the local port agents in local currency, for example RMB in China. As such, the costs of revenues will change if the foreign currency exchange rates change.

Our costs of revenues as a percentage of our total revenues increased from 89.93% to 92.04% for the year ended June 30, 2012, primarily because the U.S. dollars devaluated approximately 4.14% against the Chinese RMB for the year ended June 30, 2012 compared to the year ended June 30, 2011, resulting in the increase of costs of revenues.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the year ended June 30, 2012, our general and administrative expenses as a percentage of our total revenues increased from 13.80% to 15.45% compared to the year ended June 30, 2011 because of the increase of expenses in implementing our international expansion strategies. The general and administrative expenses of our Australian and Hong Kong offices constituted about 10.92% of our total general and administrative expenses for the year ended June 30, 2012, compared to that of 7.64% for the year ended June 30, 2011.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with our efforts to promote rapid business growth, our selling expenses increased in absolute amount and as a percentage of our total net revenues for the year ended June 30, 2012.

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

Some contracts include provisions for revenues to be recognized as a mark up of actual expenses incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal period, we estimate revenues and expenses based on our previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and costs rate of the port. In general, the estimated revenue are based on the contract amount. In other situations, the estimated revenues are based on the contract amounts plus any additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays and so on. If such contributory factors change, our revenues will increase or decrease accordingly. The estimated costs of revenue are based on the cost information provided by the local port and /or our historical experience of similar transactions. Since all estimated costs and expenses are paid in RMB, if the valuation of the RMB increases compared to USD, then the estimated costs and expenses will increase accordingly.

Basis of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiaries. All significant inter-company transaction and balances are eliminated in consolidation. Sino-China is considered to be a Variable Interest Entity (VIE) and we are the primary beneficiary. On November 14, 2007, our company through Trans Pacific entered into agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with the agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our new wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

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

With an expectation to open additional business opportunity to the Company, Sino-Global Development was formed on November 9, 2009. Initially, Trans Pacific Beijing held a 40% interest in Sino-Global Development. Since Sino-Global Development has reported successive losses and is insolvent, Trans Pacific Beijing has recognized an investment loss of $190,026 for the year ended June 30, 2012. On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its interest to the other shareholder due to successive operating losses on Sino-Global Development. On February 7, 2012, Trans Pacific Beijing transferred its remaining 19.8% of interest to a new shareholder due to successive operating losses in Sino-Global Development.

Accounts Receivable and Advances

Accounts receivable are recognized at net realizable value. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. We review the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts. Because of the worldwide financial crisis, we have experienced difficulties in collecting cash from some of our customers. In accordance with the Company’s accounting policies, management has determined that an allowance of $357,042 was required at June 30, 2012, compared to $194,955 as at June 30, 2011. In order to increase our allowance, we provided for a charge to earnings of $162,087 during the 2012 fiscal year, which increased our net loss and loss per share.

We generally obtain advance payment of our shipping agency fees prior to providing service to our clients. This significantly reduces the amount of accounts receivable when the shipping agency fees are recognized. To the extent our estimates are insufficient, we bill our clients for the balance, which is expected to be paid within 30 days.

We use advance payments to pay a number of fees on behalf of our clients before their ships arrive in port, including harbor, berthing, mooring/unmooring, tonnage, immigration, quarantine and tug hire fees. We record the amounts we receive as Advances from Customers and the amounts we pay as Advances to Suppliers. We recognize revenues and expenses once the client’s ship leaves the harbor and the client pays any outstanding amounts. In some cases, a delay in receiving bills will require us to estimate the Service Revenues and Costs of Services in accordance with the rate and formulas approved by China’s Ministry of Communications. When this happens, we record the difference between Service Revenues (as recognized) and Advances from Customers as Accounts Receivable and the difference between Cost of Services and Advances to Suppliers as Accounts Payable. To the extent we recognize revenues and costs in this way, our Accounts Receivable and Accounts Payable will reflect this estimation until we receive the bills and information we require to adjust revenues and expenses to reflect our actual Service Revenues and Cost of Services. Any adjustment to actual from the estimated Revenues and Cost of Services recorded has been and is expected to be immaterial.

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

We follow the provisions of ASC 740-10, “Accounting for Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of our company. Our company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. We use the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

2013 Trends

Shipping industries have experienced economic downturn all over the world. In addition, the Chinese government has also exercised significant control to slow the pace of growth of the Chinese economy. We expect these trends will continue in our fiscal 2013.

In this difficult macroeconomic environment, our revenues slightly increased 2.87% in fiscal 2012, due to our efforts to implement our international network strategies. We believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting top line growth as our first priority and focus on increasing revenues from our agency services to vessels coming to Chinese ports as well as expanding business activities at the loading ports in Australia, Canada, South Africa, Brazil and other countries with which China has major trading activities.

In addition to the difficulties in revenue growth, we have experienced significant difficulties in managing our foreign exchange risks. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese RMB, we have faced increased costs of revenues due to the devaluation of the U.S. dollar against the RMB over the last few years. Although the U.S. dollar devaluation appears slowing down, we anticipate the trend will continue in fiscal 2013 and our gross margin will continue to be negatively affected by the devalued U.S. dollar.

Our general and administrative expenses are significantly higher as a result of our domestic and international business expansion. In the 2013 fiscal year, we will continue our combined effort to control our budget and promote business growth.

Results of Operations

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Revenues. Our total revenues increased by 2.87% from $32,935,823 for the year ended June 30, 2011 to $33,881,248 for the year ended June 30, 2012. The number of ships that generated revenues for us increased from 421 to 477 during the year ended June 30, 2012. In contrast the larger increased numbers of ships we served, we only achieved a minor increase in revenues. This is because we provided protective services for more ships, which generated significantly lower revenues per ship. For the year ended June 30, 2012, we provided protective services to 114 ships, compared to 42 ships for the fiscal year 2011. We provided loading/discharging service to 363 and 379 ships during the fiscal year 2012 and 2011, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by 6.66% from $34,506,008 for the year ended June 30, 2011 to $36,805,562 for the year ended June 30, 2012. This increase was primarily due to increases in our costs of revenues and general and administrative expenses, as discussed below.

Cost of Revenues. Our cost of revenues increased by 5.28% from $29,619,765 for the 2011 fiscal year to $31,184,331 for the 2012 fiscal year. Costs of revenues increased faster than revenues, resulting in the decrease of gross margins from 10.07% down to 7.96% for the comparative years ended June 30, 2011 and 2012, respectively. This was largely due to the devaluation of the U.S. dollar against the Chinese RMB. The average foreign exchange rate was $1.00 to RMB6.3520 for fiscal 2011, compared to $1.00 to RMB6.6260 for fiscal 2012, a 4.14% increase during the period. This also increased our cost of revenues by approximately $646,000, or 2%, for the reporting year. Moreover, the Chinese port authorities increased tonnage taxes for vessels arriving at Chinese ports beginning on January 1, 2012, which also increased the costs of revenues for the 2012 reporting period.

General and Administrative Expenses. Our general and administrative expenses increased by 15.22% from $4,544,578 for the 2011 fiscal year to $5,236,167 for the 2012 fiscal year. This increase was mainly due to (1) an increase of $323,176 in salaries and human resource expenses, (2) increased bad debts provision of $60,702 and (3) an increase of $113,551 in business promotion and expansion expenses. Although we expect our general and administrative expenses to increase in line with our expanding marketing and operations in China and internationally, we will continue our budget control efforts to reduce general and administrative expenses as a percentage of total revenues.

Selling Expenses. Our selling expenses increased by 12.70% from $341,665 for the year ended June 30, 2011 to $385,064 for the year ended June 30, 2012, due to an increase in commission payments as a result of an increase in operating volume.

Operating Loss. We had an operating loss of $2,924,314 for the year ended June 30, 2012, compared to operating loss of $1,570,185 for the year ended June 30, 2011. The operating loss for the year of fiscal 2012 was primarily due to the lower gross margin and increase in general and administrative expenses.

Financial Income, Net. Our net financial income was $46,169 for the year ended June 30, 2012, compared to our net financial income of $199,035 for the year ended June 30, 2011. The net financial incomes were derived largely from the foreign exchange benefit recognized in the financial statement consolidation. Foreign exchange gains and losses resulting from the settlement of foreign exchange transactions are recognized in the consolidated statements of operations.

Loss from Equity Investment. As explained previously, we recognized an investment loss of $190,026 in Sino-Global Development for the year ended June 30, 2012, because it has reported operating losses successively and become insolvent.

Taxation. Our income tax benefits were $120,232 in 2012, compared to income tax benefits $77,412 in 2011. As we made tax provision of $29,768 and recognized net deferred tax assets of $150,000, the income tax benefits of the year ended June 30, 2012 was $120,232. See Note 8 of the consolidated financial statements for more details.

Net loss. As a result of the foregoing, we had a net loss of $2,812,969 for the year ended June 30, 2012, compared to net loss of $1,253,738 for the year ended June 30, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $1,768,075 for the year ended June 30, 2012, compared to net loss of $863,337 for the year ended June 30, 2011. With other comprehensive loss foreign currency translation, comprehensive loss was $1,703,123 for the year ended June 30, 2012, compared to comprehensive loss of $863,070 for the year ended June 30, 2011. Since we allocated more resources in international marketing and more personnel for overseas operations, the expenses related to Sino-Global Shipping America Limited increased significantly.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations. As of June 30, 2012, we had $4,433,333 in cash and cash equivalents. Our cash and cash equivalents consist of cash on hand and cash in banks. We deposited approximately 92.3% of our cash in the banks in the USA, Australia and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2012	2011
	US$	US$
Net cash used in operating activities	$(355,667)	$(926,903)
Net cash used in investing activities	(42,680)	(41,126)
Net cash used in financing activities	(28,097)	(19,917)
Net decrease in cash and cash equivalents	(445,495)	(1,047,325)
Cash and cash equivalents at beginning of year	4,878,828	5,926,153
Cash and cash equivalents at end of year	4,433,333	4,878,828

Operating Activities

Net cash used in operating activities was $355,667 for the year ended June 30, 2012, compared to net cash used in operating activities of $926,903 for the comparable year in 2011. The decrease in operating cash flows is mainly attributable to a net loss of $2,812,969, an increase in advance to suppliers of $563,347 and an increase in accounts receivable of $2,103,063, offset by a decrease in prepaid tax of $259,136, a decrease in advances from customers of $407,454 and an increase in accounts payable of $4,553,592.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of the RMB against the U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the year ended June 30, 2012 and 2011.

For the year ended June 30, 2012 and 2011, we experienced net cash used in operating activities, which was mainly attributable to a decline in gross margin and higher expenses as a result of the increase in the valuation of the RMB against the U.S. dollar.

Our revenues have continuously increased, and in order for us to improve our result of operation, we believe the USD has to increase and maintain its valuation against RMB because of the nature of our business. If the U.S. dollar does not increase its valuation against the RMB, we will continue to focus on maintaining our high growth rate so as to overcome, or least mitigate, the negative impact from the U.S. dollar’s devaluation.

Investing Activities

Net cash used in investing activities was $42,680 for the year ended June 30, 2012, compared to net cash used in investing activities of $41,126 for the year ended June 30, 2011. We made capital expenditures of $42,680 and $41,126 in fiscal years 2012 and 2011, representing 0.40% and 0.45% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $28,097 for the year ended June 30, 2012 from the increase of non-controlling interest in majority-owned subsidiary.

Working Capital

Total working capital as of June 30, 2012 amounted to $1,753,974, compared to $4,106,631 as of June 30, 2011. Total current assets as of June 30, 2012 amounted to $9,786,401, increase of $1,800,931 compared to $7,985,470 as of June 30, 2011.

Current liabilities amounted to $8,032,427 at June 30, 2012, in comparison to $3,878,839 at June 30, 2011. The increase was attributable mainly to an increase in accounts payable of $4,553,592, offset by a decrease in advances from customers of $407,454.

The current ratio decreased from 2.06 at June 30, 2011 to 1.22 at June 30, 2012. The change in our current ratio was primarily due to the increase in our current liabilities.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases expiring through October 31, 2013. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$156,035	$138,437	$17,598	$--

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2012, the Company has estimated its severance payments of approximately $156,100, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

As of June 30, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

During the year ended June 30, 2012, we completed the implementation of our SAP Business One software, an accounting and management information system.  We believe that the implementation of this system has materially improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) by improving our ability to timely and accurately record accounting information.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2012, its internal control over financing reporting is effective based on those criteria.

Item 9B. Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2012 in a report on Form 8-K.

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

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Principal Executive Officer, and Mr. Zhang Mingwei, our Principal Accounting and Financial Officer, for the years ended June 30, 2012 and 2011. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name	Year	Salary US$	Bonus US$	Securities- based Compensation US$	All other compensation US$	Total US$
Cao Lei, Principal Executive Officer	2012	198,550	0	0(1)	0	198,550
	2011	181,323	0	0	0	181,323

Zhang Mingwei, Principal Accounting and Financial Officer	2012	131,309	0	0(1)	0	131,309
	2011	110,787	0	0	0	110,787

(1)	We granted each of Mr. Cao and Mr. Zhang options to purchase 36,000 shares of our common stock for $7.75 per share. We granted these options on May 20, 2008. Although we recognize $53,114 in compensation expense for these options as 10,800 options vested for each of Mr. Cao and Mr. Zhang in fiscal 2012, changes in SEC disclosure requirements require us to disclose the grant date fair value of these shares. As the grant was made in fiscal 2008, the amount is not reflected in this summary compensation table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	138,000	$7.75	174,903

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei(1)	common	1,409,240	(2)	48.53%
Mr. Zhang Mingwei(1)	common	75,600	(2)	2.60%
Mr. Wang Jing (1)	common	8,000	(3)	0.28%
Mr. Dennis O. Laing (1)	common	8,000	(3)	0.28%
Mr. Joseph Jhu (1)	common	6,000	(4)	0.21%
Mr. Daniel E. Kern(5)	common	389,100	(6)	13.22%
Total		1,879,140		63.41%

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 136-56 39th Avenue, Room #305, Flushing, NY 11354.
(2)	Mr. Cao and Mr. Zhang each has received options to purchase 36,000 shares of the Company’s common stock, of which 28,800 underlying shares are reflected in this table because they have vested. The remaining 7,200 options will vest more than 60 days after the date hereof.
(3)	Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, of which 8,000 underlying shares are reflected in this table because they have vested. The remaining 2,000 options will vest more than 60 days after the date hereof.
(4)	Mr. Jhu has received options to purchase 10,000 shares of the Company’s common stock, of which 6,000 underlying shares are reflected in this table because they have vested. The remaining 4,000 options will vest more than 60 days after the date hereof.
(5)	Mr. Kern’s address is 1027 Goldenrod Ave., Corona Del Mar, CA 92625.
(6)	Mr. Kern owns 176,200 shares in his individual name, 187,900 shares in the Daniel E. Kern ROTH IRA, and 25,000 shares through Kern Asset Management. Mr. Kern maintains sole voting and dispositive power as to these shares.

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

Item 14. Principal Accounting Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2012. Audit services provided by Friedman LLP for fiscal 2012 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal 2012 and 2011, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $225,000 and $225,000, respectively.

Audit-Related Fees

During fiscal 2012 and 2011, Friedman LLP billed $0 for audit-related services.

Tax Fees

Friedman LLP billed $0 for tax services in fiscal 2012 and 2011.

All Other Fees

Friedman LLP billed $0 for other services in fiscal 2012 and 2011.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved. Of the hours expended on the principal account’s engagement to audit the Company’s financial statements for fiscal year 2012, 54% were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 28, 2012	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 28, 2012	By:	/s/ Cao Lei
Cao Lei
Chief Executive Officer
(Principal Executive Officer)

September 28, 2012	By:	/s/ Wang Jing
Wang Jing
Independent Director

September 28, 2012	By:	/s/ Dennis Laing
Dennis Laing
Independent Director

September 28, 2012	By:	/s/ Joseph Jhu
Joseph Jhu
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in equity for the years then ended. Sino-Global Shipping America, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino-Global Shipping America, Ltd. and Affiliate as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2012

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$4,433,333	$4,878,828
Advances to suppliers	901,654	338,307
Accounts receivable, less allowance for doubtful accounts of $357,042 and $194,955 as of June 30, 2012 and June 30, 2011, respectively	3,788,966	1,847,990
Other receivables, less allowance for doubtful accounts of $80,000 and $80,000 as of June 30, 2012 and June 30, 2011, respectively	377,835	417,853
Other current assets	82,257	99,000
Prepaid taxes	27,356	286,492
Deferred tax assets	175,000	117,000

Total current assets	9,786,401	7,985,470

Property and equipment, net	415,672	587,024
Other long-term assets	30,457	42,922
Deferred tax assets - long term	344,000	252,000
Equity investment	-	186,514

Total Assets	10,576,530	9,053,930

Liabilities and Equity
Current liabilities
Advances from customers	303,437	710,891
Accounts payable	7,467,145	2,913,553
Accrued expenses	92,217	81,146
Other current liabilities	169,628	173,249

Total Current Liabilities	8,032,427	3,878,839

Total Liabilities	$8,032,427	$3,878,839

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value;	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued, 2,903,841 outstanding as of June 30, 2012 and June 30, 2011	$7,709,745	$7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,056,858)	(1,288,783)
Accumulated other comprehensive loss	16,709	(9,023)
Unearned Stock-based Compensation	(202,089)	(397,558)

Total Sino-Global Shipping America Ltd. Stockholders' equity	5,286,776	6,833,650

Non-Controlling interest	(2,742,673)	(1,658,559)

Total equity	2,544,103	5,175,091

Total Liabilities and Equity	$10,576,530	$9,053,930

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2012	2011

Net Revenues	$33,881,248	$32,935,823

Cost of revenues	(31,184,331)	(29,619,765)
Gross profit	2,696,917	3,316,058

General and administrative expenses	(5,236,167)	(4,544,578)
Selling expenses	(385,064)	(341,665)
	(5,621,231)	(4,886,243)

Operating Loss	(2,924,314)	(1,570,185)

Financial income, net	46,169	199,035
Other income, net	134,970	100,289
Loss from equity investment	(190,026)	(60,289)
	(8,887)	239,035

Net loss before provision for income taxes	(2,933,201)	(1,331,150)

Income tax benefit	120,232	77,412

Net loss	(2,812,969)	(1,253,738)

Net loss attributed to non-controlling interest	(1,044,894)	(390,401)

Net loss attributable to Sino-Global Shipping America, Ltd	(1,768,075)	(863,337)

Net loss	(2,812,969)	(1,253,738)

Other comprehensive income:
Foreign currency translation adjustments	25,732	(4,399)
Comprehensive loss	(2,787,237)	(1,258,137)

Less: Comprehensive loss attributable to non-controlling interest	(1,084,114)	(395,067)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(1,703,123)	$(863,070)

Loss per share
-Basic and diluted	$(0.61)	$(0.30)

Weighted average number of common shares used in computation
-Basic and diluted	$2,903,841	$2,903,841

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2012	2011

Operating Activities

Net loss	$(2,812,969)	$(1,253,738)
Adjustment to reconcile net loss to net cash used in operating activities
Stock option expense	195,469	195,469
Depreciation and amortization	244,180	248,209
Provision for doubtful accounts	162,087	66,973
Deferred tax benefit	(150,000)	(105,000)
Loss from equity investment	190,026	60,289
Changes in operating assets and liabilities
Increase in advances to suppliers	(563,347)	(234,971)
Increase in accounts receivable	(2,103,063)	(25,998)
Decrease (Increase) in other receivables	40,018	(97,954)
Decrease in other current assets	29,208	168,494
Decrease in prepaid taxes	259,136	191,106
(Decrease) Increase in advances from customers	(407,454)	354,955
Increase (Decrease) in accounts payable	4,553,592	(568,720)
Increase in accrued expenses	11,071	5,375
(Decrease) Increase in other current liabilities	(3,621)	68,608

Net cash used in operating activities	(355,667)	(926,903)

Investing Activities
Capital expenditures and other additions	(42,680)	(41,126)

Net cash used in investing activities	(42,680)	(41,126)

Financing Activities
Decrease in noncontrolling interest in majority-owned susidiary	(28,097)	(19,917)

Net cash used in financing activities	(28,097)	(19,917)

Effect of exchange rate fluctuations on cash and cash equivalents	(19,051)	(59,379)

Net decrease in cash and cash equivalents	(445,495)	(1,047,325)

Cash and cash equivalents at beginning of year	4,878,828	5,926,153

Cash and cash equivalents at end of year	$4,433,333	$4,878,828

Supplemental information
Interest paid	$-	$764
Income taxes paid	$26,400	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Unearned stock- based compensation	Total stockholders' Equity	Non- controlling interest	Total Equity

Balance as of June 30, 2010	$7,709,745	$1,191,796	$(372,527)	$(425,446)	$(4,624)	$(593,027)	$7,505,917	$(1,243,575)	$6,262,342

Amortization of stock options						195,469	195,469		195,469
Foreign currency translation					(4,399)		(4,399)	(24,583)	(28,982)
Net loss				(863,337)			(863,337)	(390,401)	(1,253,738)
Balance as of June 30, 2011	7,709,745	1,191,796	(372,527)	(1,288,783)	(9,023)	(397,558)	6,833,650	(1,658,559)	5,175,091

Amortization of stock options						195,469	195,469		195,469
Foreign currency translation					25,732		25,732	(39,220)	(13,488)
Net loss				(1,768,075)			(1,768,075)	(1,044,894)	(2,812,969)
Balance as of June 30, 2012	$7,709,745	$1,191,796	$(372,527)	$(3,056,858)	$16,709	$(202,089)	$5,286,776	$(2,742,673)	$2,544,103

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”, Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”) on May 31, 2009. Trans Pacific invested another 40%-owned subsidiary, Sino-Global Shipping Agency Development Co., Limited (“Sino-Global Development”), on November 6, 2009. On October 31, 2011, Trans Pacific Beijing reduced its investment in Sino-Global Development from 40% to 19.8% by transferring 20.2% of its interest to the other shareholder due to successive operating losses on Sino-Global Development. On February 7, 2012, Trans Pacific Beijing transferred its remaining 19.8% of interest to a new shareholder due to successive operating losses on Sino-Global Development.

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

(b) Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant inter-company transactions and balances are eliminated in consolidation, including Sino-Global AUS, Sino-Global HK, Trans Pacific, and Sino-China. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,
	2012	2011

Total current asstes	$537,068	$958,934
Total assets	766,075	1,324,636
Total current liabilities	298,948	308,737
Total liabilities	298,948	308,737

(c) Fair Value of Financial Instruments

We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 — Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 — Inputs are unobservable inputs which reflect managements’ assumptions based on the best available information.

The carrying value of accounts receivable, other receivables, other current assets, and current liabilities approximate their fair values because of the short-term nature of these instruments. We are of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

(d) Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, cost of revenues, allowance for doubtful accounts, and the useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“$”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates for the years ended June 30, 2012 and June 30, 2011 are as follows:

	June 30,
	2012		2011
Foreign currency	BS	PL	BS	PL
RMB:1USD	6.3249	6.3520	6.4716	6.6260
1AUD:USD	1.0203	1.0323	1.0718	0.9897
1HKD:USD	0.1289	0.1286	0.1285	0.1286

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. Cash balances of $759,182 are not insured by the Federal Deposit Insurance Corporation or other programs.

(g) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Management has determined that an allowance of $357,042 was appropriate at June 30, 2012, and $194,955 at June 30, 2011. Accounts are written off after exhaustive efforts at collection.

(h) Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

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

(i) Equity Investment

Investments in companies that are owned 20% to 50% for which the Company has significant influence but no control are accounted for by the equity method. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee.

Trans Pacific Beijing transferred its 40% investment of Sino-Global Development to a new shareholder and recognized corresponding investment loss.

(j) Revenue recognition

The Company charges shipping agency fees in two ways: (1) fixed fees that are predetermined with the customer, and (2) cost-plus fees that are calculated based on the actual costs incurred plus a markup. The Company generally requires payments in advance from customers and bills them on the balance within 30 days after the transactions are completed.

Revenues are recognized from shipping agency services upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

Some contracts provide that revenues are recognized as a mark up of actual costs incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal year, the Company estimates revenues and costs based on its previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and cost rate of the port. The estimated revenues and costs also incorporate additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays, etc. The estimated costs of revenue are based on the cost information provided by the local port and /or our historical experience of similar transactions.

The Company reports its revenue on the amounts billed to customers based on several criteria: (1) the Company assumes all credit risk for the amounts billed to customers, (2) the Company has multiple suppliers for services ordered by customers and discretion to select the supplier that provides the services, and (3) the Company determines the nature, type or specifications of the services ordered by customers and the Company is responsible for fulfilling these services.

(k) Taxation

Because the Company and its subsidiaries and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company had no uncertain tax positions as of June 30, 2012 and 2011, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense.

Income tax returns for the years prior to 2009 are no longer subject to examination by US tax authorities.

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

(l) Loss per share

Basic earnings (loss) per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-diluted.

The effect of 138,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive.

(m) Comprehensive Income (Loss)

The Company reports comprehensive income in accordance with the FASB issued authoritative guidance which establishes standards for reporting comprehensive income and its component in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

(n) Stock-based compensation

Valuations are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

(O) Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations.

(p) Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting standards “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. The implementation of this standard did not have a material impact on its financial position, results of operation and cash flows.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services as well as loans to employees.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred and miscellaneous accrued liabilities.

4. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30,
	2012	2011

Land and building	$78,601	$76,819
Motor vehicles	918,451	893,818
Computer equipment	126,729	110,479
Office equipment	46,359	37,059
Furniture and Fixtures	53,440	36,837
System software	120,539	117,807
Leasehold improvement	67,387	65,859

Total	1,411,506	1,338,678

Less : Accumulated depreciation and amortization	995,834	751,654

Property and equipment, net	$415,672	$587,024

5. STOCK-BASED COMPENSATION

On May 20, 2008, the Company issued 174,000 stock options (“Options”) to its officers, employees and members of the audit committee to purchase the Company’s common stock. The Options were all issued pursuant to the Company’s 2008 Stock Incentive Plan. On December 15, 2009, the Company issued 10,000 stock options to a member of the audit committee, to purchase the Company’s common stock.

A summary of the options issued under the Plan is presented in the table below:

	June 30, 2012		June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	138,000	$7.43	138,000	$7.43
Granted	-	-	-	-
Canceled, forfeited or expired	-	-	-	-

Options outstanding, end of year	138,000	$7.43	138,000	$7.43

Options exercisable, end of year	100,400	$7.49	80,800	$7.53

Following is a summary of the status of options outstanding and exercisable at June 30, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	128,000	1.0 year	$7.75	94,400	1.0 year
$3.37	10,000	2.0 year	$3.37	6,000	2.0 year
	138,000			100,400

The issuance of the Options is exempted from registration under the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially on May 19, 2010. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is 10 years and the exercise prices of the Options are $7.75 (174,000 options) and $3.37 (10,000 options) separately. Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. Provided the Common Stock is then traded on the NASDAQ Capital Market, the Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The aggregate fair value of $202,089 and $397,558 at June 30, 2012 and 2011, respectively, is presented as “Unearned Stock-based Compensation”. The Company amortized stock option expenses of $195,469 for each of the years ended June 30, 2012 and 2011.

The fair value of 128,000 and 10,000 stock options granted in 2008 and 2009 were calculated at the grant date using the Black−Scholes option−pricing model with the following assumptions:

Black-Scholes Option Pricing Model for 2008 options
Assumptions:
Stock Price	$7.75
Strike Price	$7.75
Volatility	173.84%
Risk-free Rate	3.02%
Expected life	5 yrs
Dividend Yield	0.00%
Number of Options	128,000

Black-Scholes Option Pricing Model for 2009 options
Assumptions:
Stock Price	$3.31
Strike Price	$3.37
Volatility	408.84%
Risk-free Rate	2.35%
Expected life	5 yrs
Dividend Yield	0.00%
Number of Options	10,000

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

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2012:

Warrants Outstanding	Warrants Exercisable	Weighted Aaverage Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	6.0 years

6. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,
	2012	2011

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(45,514)	(34,390)
Accumulated deficit	(3,050,234)	(2,004,046)
Other adjustments	(22,265)	(23,559)
	(2,760,569)	(1,704,551)
Trans Pacific Logistics Shanghai Ltd.	17,896	45,992
Total	$(2,742,673)	$(1,658,559)

7. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through October 31, 2013. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending June 30,

2013	$138,437
2014	17,598
$156,035

Rent expense for the years ended June 30, 2012 and 2011 was $354,265 and $311,169, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2012, the Company has estimated its severance payments of approximately $156,100, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

8. INCOME TAXES

The income tax benefit for the years ended June 30, 2012 and June 30, 2011 are as follows:

	For the years ended June 30,
	2012	2011

Current
USA	$(29,768)	$5,412
China	-	-
	(29,768)	5,412
Deferred
Allowance for doubtful accounts	58,000	(12,000)
Stock-based compensation	92,000	84,000
Net operating loss carryforward	240,000	41,000
Valuation allowance	(240,000)	(41,000)
Net deferred	150,000	72,000
Total	$120,232	$77,412

As of June 30, 2012, the Company recognized deferred tax assets of $800,000 including current deferred tax assets of $175,000 and non-current tax assets of $625,000. The valuation allowance balance increased by $240,000 and $41,000 during the years ended June 30, 2012 and 2011, respectively. The Company has deferred tax assets of approximately $240,000 resulting from operating loss carryforwards of $557,618 for United States taxes in 2012 which may be utilized to reduce future taxable income through 2032. Management believes that the realization of the full deferred tax benefits appears uncertain due to the Company’s recent tax losses in its United States company. Accordingly, the Company has provided partial valuation allowance of $281,000 on the deferred tax asset to reflect the tax effect of the benefit which may not be realizable. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Income tax benefit for the years ended June 30, 2012 and 2011 varied from the amount computed by applying the statutory income tax rate to loss before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35 percent to the Company’s effective income tax rate is as follows:

	For the years ended June 30,
	2012	2011
	%	%

U.S. expected federal income tax benefit	(35.00)	(35.00)

U.S. state, local tax net of federal (benefit) expense	(10.87)	15.95

U.S. permanent difference	0.78	0.60

U.S. temporary difference	28.89	15.35

Permanent difference related to other countries	9.50	3.15

Other	2.60	(5.87)

Total tax benefit	(4.10)	(5.82)

9. CONCENTRATIONS

Major Customer

For the years ended June 30, 2012 and 2011, approximately 54% and 64%, respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2012.  At June 30, 2012 and 2011 respectively, the same customer accounted for approximately 10% and 14% of the total accounts receivable balance.

Major Suppliers

For the year ended June 30, 2012, two suppliers accounted for 13% and 10% of the total cost of revenues, respectively. For the year ended June 30, 2011, two suppliers accounted for 16% and 10% of the cost of revenues, respectively.

————————————————————————-

