Form 10-K/A
period 2012-06-30
Sino-Global Shipping America, Ltd.
filed 2012-10-12
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  .

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of September 28, 2012, the Company had issued and outstanding 2,903,841 shares of common stock and no shares of preferred stock.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2011 was approximately $3,224,762, based on the closing sales price of $2.20 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,465,801 shares).

Explanatory Note

Sino-Global Shipping America, Ltd. is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on September 28, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

PART III — OTHER INFORMATION

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	XBRL Instance Document.(5)
101.SCH	XBRL Taxonomy Extension Schema Document.(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(4)	Previously filed/furnished.
(5)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

October 12, 2012	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

October 12, 2012	By:	/s/ Cao Lei
Cao Lei
Chief Executive Officer
(Principal Executive Officer)

October 12, 2012	By:	/s/ Wang Jing
Wang Jing
Independent Director

October 12, 2012	By:	/s/ Dennis Laing
Dennis Laing
Independent Director

October 12, 2012	By:	/s/ Joseph Jhu
Joseph Jhu
Independent Director

Exhibit Index

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.8	Agency Agreement by and between the Company and Beijing Shou Rong Forwarding Service Co., Ltd. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	XBRL Instance Document.(5)
101.SCH	XBRL Taxonomy Extension Schema Document.(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(4)	Previously filed/furnished.
(5)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.