Form 10-Q
period 2012-09-30
Sino-Global Shipping America, Ltd.
filed 2012-11-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2012

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested in one 90%-owned subsidiary on May 31, 2009, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”).

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

Revenues

We provided shipping agency services to 124 ships including loading/discharging service to 73 ships and protective services to 51 ships for the three months ended September 30, 2012, compared to our services to 106 ships of which loading/discharging service to 92 ships and protective services to 14 ships for the three months ended September 30, 2011. Although the total number of ships increased in the first quarter of fiscal 2013, our total revenues decreased as we served fewer ships that required our higher-fee loading/discharging services. Our total revenues amounted to approximately $7.88 million for the three months ended September 30, 2012, compared to our total revenues of $8.59 million for the three months ended September 30, 2011.

We recognized more than 99% of our revenues in our locations in the United States, Australia and Hong Kong. The revenues recorded in China are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these business taxes and related surcharges from our gross revenues to arrive at our total revenues.

The Chinese Ministry of Finance and the State Administration of Taxation jointly set out the Value Added Tax (VAT) reform plan, which will see the business tax replaced by VAT commencing from Shanghai on January 1, 2012, and then be extended to all other provinces and autonomies in mainland China. As we recorded most of our revenues outside of China, there is little effect of ongoing VAT reform to our operating results.

We charge the shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size and types of ships we serve;
♦	the types of services we provide, for example loading/discharging, protective, owner’s affairs or other services;
♦	the rate of service fees we charge;
♦	the number of ports at which we provide services; and
♦	the number of customers we serve.

Historically, our services have primarily been driven by the increase in the number of ships and customers, as the rate of service fees has largely similar among our competitors. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business to cover more ports in the PRC. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, which transport goods from all ports around the world to China. We believe that our diversified focus on loading and discharging cargo in both Chinese and overseas ports will enable us to continue growing quickly and also place us in a better position to manage the exchange rate risk associated with the trend of the U.S. dollar’s devaluation against the RMB because our overseas revenues and port charges are normally paid in foreign currencies. To the extent these other foreign currencies devalue against the RMB, of course, we would still face exchange rate risks.

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses. Our total operating costs and expenses decreased as a percentage of total revenues for the three months ended September 30, 2012 mainly due to our budget control efforts on general and administrative expenses. The following table sets forth the components of our Company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	7,882,068	100.00	8,592,707	100.00	(710,639)	(8.27)

Costs and expenses
Cost of revenues	(7,118,163)	(90.31)	(7,754,218)	(90.24)	636,055	(8.20)

General and administrative expense	(996,273)	(12.64)	(1,381,913)	(16.08)	385,640	(27.91)
Selling expense	(86,508)	(1.10)	(104,582)	(1.22)	18,074	(17.28)
	(8,200,944)		(9,240,713)

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and discharge cargo. We believe the most significant factors that directly or indirectly affect our costs of revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size of ships we serve, as large ships require more towboats to park at harbor;
♦	the nationality of ships we serve, as foreign ships pay different tonnage taxes depending on its nationality;
♦	the complexity of service processing;
♦	the operating condition of a particular port for ships loading or discharging;
♦	the number of days a ship loading or discharging; and
♦	the number of days ships loading or discharging during overtime period and public holidays.

We typically pay the costs of revenues on behalf of our customers. Except for Australia and Canada where our revenues and costs are settled in the local currencies, we receive most revenues from our clients in U.S. dollars and pay most costs of revenues to the local port agents in the local currency, for example the RMB in China. As such, the costs of revenues will change if the foreign currency exchange rates change.

Our costs of revenues as a percentage of our total revenues increased slightly from 90.24% to 90.31% for the three months ended September 30, 2012, primarily because the U.S. dollar devalued by 1.02% against the Chinese RMB for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the three months ended September 30, 2012 and 2011, our general and administrative expenses as a percentage of our total revenues decreased from 16.08% in 2011 to 12.64% in 2012. This is mainly because we slowed down our business expansion in China and overseas to face the economic recession. In particular, the general and administrative expenses of our Australian and Hong Kong offices constituted about 10.22% of our total general and administrative expenses for the period ended September 30, 2012, compared to about 11.84% for the period ended September 30, 2011.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with fall in our revenues, our selling expenses decreased in absolute amount and as a percentage of our total net revenues for the three months ended September 30, 2012.

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

There have been no material changes during the three months ended September 30, 2012 in the Company’s significant accounting policies from those previously disclosed in the 2012 annual report.

2013 Trends

Because our principal operating market is based in PRC, our business strategies are heavily influenced by the developments occurring in the Chinese economic and political environments. Since the end of calendar 2011, the Chinese government has exercised significant control to slow the pace of growth of the Chinese economy. Whether these control policies will continue or there will be a new incentive plan to promote Chinese economic growth will depend on the policies initiated by the incoming 18th Chinese Communist Party National Congress. Recently, nine Chinese government authorities, including the Development and Reform Committee, the Ministry of Finance, the National Asset Administrative Committee, the Securities and Exchange Committee and so on, jointly considered a set of restructuring plans for the steel manufacturing, automobile, concrete, machinery, information technology, chemical and other industries. This adds uncertainty to our business decision-making and strategy implementation.

In this difficult macro economic environment, our revenues decreased 8.27% in the first quarter of fiscal 2013. Although it is difficult for us to predict future trends under economic uncertainties, we still believe that growth is a key for a small company like us to survive and develop. As such, we will continue setting the top line growth as our first priority. We try to achieve growth in fiscal 2013, supported by our efforts to maintain our current clients, attract new clients and increase in revenues from our agency services to vessels coming to Chinese ports as well as expanding business activities at the loading ports in Australia, Canada, South Africa, Brazil and other countries with which China has major trading activities.

In addition to the difficulties in revenue growth, we have experienced significant difficulties in managing our foreign exchange risks. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese RMB, we have faced increased costs of revenues due to the devaluation of the U.S. dollar against the RMB over the last few years. Although the U.S. dollar devaluation appears to be slowing down, we anticipate the trend will continue in fiscal 2013 and our gross margin will continue to be negatively affected by the devalued U.S. dollar.

Our general and administrative expenses decreased with our lower revenue. In the 2013 fiscal year, we will continue our combined effort to control our budget and promote business growth.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Our total revenues decreased by 8.27% from $8,592,707 for the three months ended September 30, 2011 to $7,882,068 in the comparable three months in 2012. The number of ships that generated revenues for us increased from 106 for the first quarter of fiscal 2012 to 124 for the comparable quarter of fiscal 2013. In contrast to the increased total numbers of ships we served, our revenues decreased because we provided protective services for more ships, and this type of service generates significantly lower revenues per ship. For the three months ended September 30, 2012, we provided protective services to 51 ships, compared to 14 ships for the first quarter of 2011. We provided our higher-revenue loading/discharging services to 73 and 92 ships for the three months ended September 30, 2012 and 2011, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 11.25% from $9,240,713 for the three months ended September 30, 2011 to $8,200,944 for the three months ended September 30, 2012. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•	Costs of Revenues. Our cost of revenues decreased by 8.20% from $7,754,218 for the three months ended September 30, 2011 to $7,118,163 for the three months ended September 30, 2012. Revenues decreased slightly more rapidly than costs of revenues, and gross margins decreased from 9.76% down to 9.69% for the comparative three months ended September 30, 2011 and 2012, respectively. The 0.07% decrease in gross margin was largely due to the devaluation of the U.S. dollar against the Chinese currency. The average foreign exchange rate was $1.00 to RMB6.3524 for the three months ended September 30, 2012 compared to $1.00 to RMB6.4176 for the three months ended September 30, 2011, a 1.02% increase during the period.

•	General and Administrative Expenses. Our general and administrative expenses decreased by 27.91% from $1,381,913 for the three months ended September 30, 2011 to $996,273 for the three months ended September 30, 2012. This mainly due to (1) decreased bad debts provision of $67,827, and (2) a decrease of $268,981 in business promotion. In our current difficult business environment, we will continue our budget control to reduce the general and administrative expenses.

•	Selling Expenses. Our selling expenses decreased by 17.28% from $104,582 for the quarter ended September 30, 2011 to $86,508 for the quarter ended September 30, 2012. Most selling expenses are commissions paid to business partners who refer shipping agency businesses to us, and the average rate of commissions decreased in the period.

Operating Loss. We had an operating loss of $318,876 for the three months ended September 30, 2012, compared to an operating loss of $648,006 for the comparable three months ended September 30, 2011. The operating loss for the first quarter of fiscal 2013 was decreased primarily due to reduced general and administrative expenses.

Financial Expense, Net. Our net financial expense was $2,568 for the three months ended September 30, 2012, compared to our net financial expense of $44,003 for the three months ended September 30, 2011. The net financial expenses were derived largely from the foreign exchange losses recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax expense was $157,200 for the three months ended September 30, 2012, compared to income tax benefits of $23,121 for the three months ended September 30, 2011. We made a current tax provision of $24,200 and recognized a $133,000 deferred tax expense. The deferred tax expense consisted of an increase to the deferred tax asset valuation allowance to approximately 50% in the first quarter of 2013.

Net Loss. As a result of the foregoing, we had a net loss of $442,157 for the quarter ended September 30, 2012, compared to net loss of $826,940 for the quarter ended September 30, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $190,233 for the three months ended September 30, 2012, compared to net loss of $665,787 for the three months ended September 30, 2011. With other comprehensive loss foreign currency translation, comprehensive loss was $199,016 for the three months ended September 30, 2012, compared to comprehensive loss of $625,357 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and IPO proceeds. As of September 30, 2012, we had $3,117,556 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 89.14% of our cash in banks in the USA, Australia and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2012	2011

Net cash used in operating activities	$(1,192,349)	$(380,144)
Net cash used in investing activities	(144,248)	(1,796)
Net cash used in financing activities	(285)	(8,993)
Net decrease in cash and cash equivalents	(1,315,777)	(389,630)
Cash and cash equivalents at beginning of Period	4,433,333	4,878,828
Cash and cash equivalents at end of Period	3,117,556	4,489,198

Operating Activities

Net cash used in operating activities was $1,192,349 for the three months ended September 30, 2012, compared to net cash used in operating activities of $380,144 for the comparable period in 2011. The increased use in operating cash flows is mainly attributable to a net loss of $442,157, an increase in deferred tax expense of $133,000, offset by a decrease in advances from customers of $136,672 and a decrease in accounts payable of $1,010,652. Under the tightened financing policies imposed by the Chinese government, we had to accelerate our payments to local port agents and our accounts payable balance was significantly reduced. Should the tightening financing situation continue in China, we will be under pressure to accelerate payments to local agents and our cash balance will continue to decline.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against U.S. dollar has caused a decline in gross margin for our Company for the period ended September 30, 2012.

We expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars.

Investing Activities

Net cash used in investing activities was $144,248 compared to net cash used in investing activities of $1,796 for the three months ended September 30, 2012 and 2011, respectively. We made capital expenditures of $144,248 and $1,796 for the first quarter of fiscal 2012 and 2011, representing 1.60% and 0.02% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $285 for the three months ended September 30, 2012 from the increase of non-controlling interest in majority-owned subsidiary.

Working Capital

Total working capital as of September 30, 2012 amounted to $1,387,603, compared to $1,753,974 as of June 30, 2012. Total current assets as of September 30, 2012 amounted to $8,332,125, a decrease of $1,454,276 compared to June 30, 2012.

Current liabilities amounted to $6,944,522 at September 30, 2012, in comparison to $8,032,427 at June 30, 2012. The decrease was attributable mainly to a decrease in accounts payable of $1,010,652.

The current ratio decreased slightly from 1.22 at June 30, 2012 to 1.20 at September 30, 2012.

We believe that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through September 30, 2014. Below is a summary of our company’s contractual obligations and commitments as of September 30, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$221,990	$156,199	$65,791	$—

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

This Item is not applicable because we are a smaller reporting company.

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

As of September 30, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three months ended September 30, 2012, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None

(b)           The annual report filed on September 28, 2012 for the fiscal year ended June 30, 2012 (SEC Accession No. 0001144204-12-053502) is incorporated herein by reference, subject to the replacement of the table under Item 5 thereof with the following table showing the use of proceeds from our initial public offering.

	Budgeted Use of Net Proceeds		As September 30, 2012
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion to main ports in China and overseas	5,930,941	72.74%	3,994,870	48.99%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	954,870	11.71%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	583,041	7.15%
Miscellaneous expenses	407,702	5.00%	717,521	8.80%
Stock repurchases	—	0.00%	372,527	4.57%

Total	8,154,048	100.00%	7,541,555	92.49%

(c)           During the three months ended September 30, 2012, the company did not repurchase any shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2011.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
99.1	Press release, dated November 14, 2012, titled "Sino-Global Announces Fiscal First Quarter 2013 Financial Results.

EX-101.INS	XBRL Instance Document. (8)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (8)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 4, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-K filed on September 26, 2011, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(7)	Filed herewith.
(8)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 14, 2012	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

Index to Financial Statements

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012	F-1

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months Ended September 30, 2012 and 2011	F-2

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2012	2012

Assets
Current assets
Cash and cash equivalents	$3,117,556	$4,433,333
Advances to suppliers	831,821	901,654
Accounts receivable, less allowance for doubtful accounts of $357,140	3,700,083	3,788,966
Other receivables, less allowance for doubtful accounts of $80,000	509,509	377,835
Other current assets	58,300	82,257
Prepaid taxes	27,356	27,356
Deferred tax assets	87,500	175,000

Total current assets	8,332,125	9,786,401

Property and equipment, net	391,444	415,672
Other long-term assets	21,260	30,457
Deferred tax assets - long term	298,500	344,000

Total Assets	9,043,329	10,576,530

Liabilities and Equity
Current liabilities
Advances from customers	166,765	303,437
Accounts payable	6,456,493	7,467,145
Accrued expenses	88,007	92,217
Other current liabilities	233,257	169,628

Total Current Liabilities	6,944,522	8,032,427

Total Liabilities	$6,944,522	$8,032,427

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value;	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued, 2,903,841 outstanding	$7,709,745	$7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,247,090)	(3,056,858)
Accumulated other comprehensive loss	10,890	16,709
Unearned Stock-based Compensation	(202,089)	(202,089)

Total Sino-Global Shipping America Ltd. Stockholders' equity	5,090,725	5,286,776

Non-Controlling interest	(2,991,918)	(2,742,673)

Total equity	2,098,807	2,544,103

Total Liabilities and Equity	$9,043,329	$10,576,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,
	2012	2011

Net Revenues	$7,882,068	$8,592,707

Cost of revenues	(7,118,163)	(7,754,218)
Gross profit	763,905	838,489

General and administrative expenses	(996,273)	(1,381,913)
Selling expenses	(86,508)	(104,582)
	(1,082,781)	(1,486,495)

Operating Loss	(318,876)	(648,006)

Financial expense, net	(2,568)	(44,003)
Other income, net	36,487	30,032
Loss from equity investment	-	(188,084)
	33,919	(202,055)

Net loss before provision for income taxes	(284,957)	(850,061)

Income tax (expense) benefit	(157,200)	23,121

Net loss	(442,157)	(826,940)

Net loss attributed to non-controlling interest	(251,924)	(161,153)

Net loss attributable to Sino-Global Shipping America, Ltd	(190,233)	(665,787)

Net loss	(442,157)	(826,940)

Other comprehensive income:
Foreign currency translation adjustments	(5,819)	33,649
Comprehensive loss	(447,976)	(793,291)

Less: Comprehensive loss attributable to non-controlling interest	(248,960)	(167,934)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(199,016)	$(625,357)

Loss per share
-Basic and diluted	$(0.07)	$(0.23)

Weighted average number of common shares used in computation
-Basic and diluted	$2,903,841	$2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2012	2011
	US$	US$

Operating Activities

Net loss	(442,157)	(826,940)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	39,672	74,822
Provision for doubtful accounts	-	95,190
Deferred tax expense (benefit)	133,000	(50,000)
Loss from equity investment	-	188,084
Gain on disposition of property and equipment	(20,475)	-
Changes in assets and liabilities
Decrease (Increase) in advances to suppliers	69,833	(319,903)
Decrease (Increase) in accounts receivable	88,883	(104,492)
(Increase) Decrease in other receivables	(6,354)	16,792
Decrease in other current assets	33,154	11,892
Decrease in advances from customers	(136,672)	(7,503)
(Decrease) Increase in accounts payable	(1,010,652)	616,590
Decrease in accrued expenses	(4,210)	(24,870)
Increase in income taxes payable	17,600	19,555
Increase (Decrease) in other current liabilities	46,029	(69,361)

Net cash used in operating activities	(1,192,349)	(380,144)

Investing Activities
Acquisition of property and equipment	(144,248)	(1,796)

Net cash used in investing activities	(144,248)	(1,796)

Financing Activities
Increase in noncontrolling interest in majority-owned susidiary	(285)	(8,993)

Net cash used in financing activities	(285)	(8,993)

Effect of exchange rate fluctuations on cash and cash equivalents	21,105	1,303

Net decrease in cash and cash equivalents	(1,315,777)	(389,630)

Cash and cash equivalents at beginning of period	4,433,333	4,878,828

Cash and cash equivalents at end of period	3,117,556	4,489,198

Supplemental information
Income taxes paid	6,600	6,600

Supplemental non-cash flow information

The Company disposed of assets with a gross sale price which is included in Other Receivables as collection has not occured.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

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

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested in a 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”, Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”) on May 31, 2009.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes during fiscal year 2013 in the Company’s significant accounting policies to those previously disclosed in the 2012 annual report. Therefore only those policies considered by management to be most impactful to the reader have been disclosed in this quarterly form 10-Q.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, filed on September 28, 2012 (the “Annual Report”).

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant inter-company transactions and balances are eliminated in consolidation, including Sino-Global AUS, Sino-Global HK, Trans Pacific, and Sino-China. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	September 30,	June 30,
	2012	2012

Total current asstes	$586,181	$537,068
Total assets	851,991	766,075
Total current liabilities	312,805	298,948
Total liabilities	312,805	298,948

(c) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates for the three months ended September 30, 2012 and the year ended June 30, 2012 are as follows:

	September 30,		June 30,
	2012		2012
Foreign currency	BS	PL	BS	PL
RMB:1USD	6.3410	6.3524	6.3249	6.3520
1AUD:USD	1.0381	1.0395	1.0203	1.0323
1HKD:USD	0.1290	0.1289	0.1289	0.1286

(d) Accounts receivable

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

(e) Loss per share

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

(f) Risks and Uncertainties

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

(g) Recent Accounting Pronouncements

There have been no new significant accounting pronouncements from those disclosed in the Company’s latest annual report on Form-10K for the year ended June 30, 2012.

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

4. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	June 30,
	2012	2012

Land and building	$78,401	$78,601
Motor vehicles	712,036	918,451
Computer equipment	128,104	126,729
Office equipment	47,740	46,359
Furniture and Fixtures	53,351	53,440
System software	120,233	120,539
Leasehold improvement	67,216	67,387

Total	1,207,081	1,411,506

Less : Accumulated depreciation and amortization	815,637	995,834

Property and equipment, net	$391,444	$415,672

5. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	September 30,	June 30,
	2012	2012

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(42,549)	(45,514)
Accumulated deficit	(3,298,708)	(3,050,234)
Other adjustments	(25,715)	(22,265)
	(3,009,528)	(2,760,569)
Trans Pacific Logistics Shanghai Ltd.	17,610	17,896
Total	$(2,991,918)	$(2,742,673)

6. COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases through September 30, 2014. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending September 30,

2013	$156,199
2014	65,791
$221,990

Rent expense for the three months ended September 30, 2012 and 2011 was $77,880 and $88,100, respectively.

7. INCOME TAXES

The income tax (provision) benefit is as follows:

	For the three months ended September 30,
	2012	2011

Current
USA	$(24,200)	$(26,879)
China	-	-
	(24,200)	(26,879)
Deferred
USA	(133,000)	50,000
China	-	-
	(133,000)	50,000
Total	$(157,200)	$23,121

Operations in the USA have incurred net operating losses which have a cumulative net operating loss carry-forward of approximately $615,000, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2032. A deferred tax asset amounting to approximately $249,000 has been recorded for the future benefits of the loss carry-forward. Other deferred tax assets relating to the allowance for doubtful accounts and stock compensation expense totaling approximately $523,000 has been recorded. Management believes that the realization of the deferred tax assets appears to be uncertain due to the Company’s continuing losses in the USA. Accordingly, the Company has increased the deferred tax asset valuation allowance to approximately 50% at September 30 2012. The increase to the valuation allowance resulted in an expense of approximately $130,000.

8. CONCENTRATIONS

Major Customer

For the three months ended September 30, 2012 and 2011, approximately 70% and 51%, respectively, of the Company’s revenues were from one customer. The Company provides services to one customer under an exclusive agency agreement that expires on December 31, 2012.

Major Suppliers

For the three months ended September 30, 2012, one supplier accounted for 21% of the total cost of revenues, respectively. For the three months ended September 30, 2011, two suppliers accounted for 18% and 16% of the cost of revenues, respectively.

-------------------------------------------------------------------------

