Form 10-Q
period 2012-12-31
Sino-Global Shipping America, Ltd.
filed 2013-02-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended December 31, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

Index to Financial Statements

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six and Three Months Ended December 31, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2012	2012

Assets
Current assets
Cash and cash equivalents	$885,806	$4,433,333
Advances to suppliers	945,326	901,654
Accounts receivable, net	5,834,559	3,788,966
Other receivables, net	346,245	377,835
Other current assets	23,442	82,257
Prepaid taxes	26,189	27,356
Deferred tax assets	87,500	175,000

Total current assets	8,149,067	9,786,401

Property and equipment, net	349,229	415,672
Other long-term assets	19,714	30,457
Deferred tax assets - long term	376,500	344,000

Total Assets	8,894,510	10,576,530

Liabilities and Equity
Current liabilities
Advances from customers	950,256	303,437
Accounts payable	6,100,923	7,467,145
Accrued expenses	83,094	92,217
Other current liabilities	255,544	169,628

Total Current Liabilities	7,389,817	8,032,427

Total Liabilities	$7,389,817	$8,032,427

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued, 2,903,841 outstanding	$7,709,745	$7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,538,678)	(3,056,858)
Accumulated other comprehensive loss	(214)	16,709
Unearned Stock-based Compensation	(202,089)	(202,089)

Total Sino-Global Shipping America Ltd. Stockholders' equity	4,788,033	5,286,776

Non-Controlling interest	(3,283,340)	(2,742,673)

Total equity	1,504,693	2,544,103

Total Liabilities and Equity	$8,894,510	$10,576,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011

Net Revenues	$14,311,829	$16,615,305	$6,429,761	$8,022,598

Cost of revenues	(13,124,226)	(15,206,693)	(6,006,063)	(7,452,475)
Gross profit	1,187,603	1,408,612	423,698	570,123

General and administrative expenses	(2,004,611)	(2,826,615)	(1,008,338)	(1,444,702)
Selling expenses	(183,426)	(212,806)	(96,918)	(108,224)
	(2,188,037)	(3,039,421)	(1,105,256)	(1,552,926)

Operating Loss	(1,000,434)	(1,630,809)	(681,558)	(982,803)

Financial income, net	29,734	100,857	32,302	144,860
Other income, net	41,789	40,505	5,302	10,473
Loss from equity investment	-	(188,999)	-	(915)
	71,523	(47,637)	37,604	154,418

Net loss before provision for income taxes	(928,911)	(1,678,446)	(643,954)	(828,385)

Income tax (expense) benefit	(79,100)	24,121	78,100	1,000

Net loss	(1,008,011)	(1,654,325)	(565,854)	(827,385)

Net loss attributed to non-controlling interest	(526,192)	(593,537)	(274,268)	(432,384)

Net loss attributable to Sino-Global Shipping America, Ltd	(481,819)	(1,060,788)	(291,586)	(395,001)

Net loss	$(1,008,011)	$(1,654,325)	$(565,854)	$(827,385)

Other comprehensive income:
Foreign currency translation adjustments	(16,923)	(3,989)	(11,104)	(37,638)
Comprehensive loss	(1,024,934)	(1,658,314)	(576,958)	(865,023)

Less: Comprehensive loss attributable to non-controlling interest	(540,667)	(609,332)	(291,707)	(441,398)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(484,267)	$(1,048,982)	$(285,251)	$(423,625)

Loss per share
-Basic and diluted	$(0.17)	$(0.37)	$(0.10)	$(0.14)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,903,841	2,903,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2012	2011
	US$	US$

Operating Activities

Net loss	$(1,008,011)	$(1,654,325)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	93,096	137,886
Provision for doubtful accounts	-	95,190
Deferred tax expense (benefit)	55,000	(51,000)
Loss from equity investment	-	188,999
Gain on disposition of property and equipment	(3,389)	-
Changes in assets and liabilities
Increase in advances to suppliers	(43,672)	(337,549)
Increase in accounts receivable	(2,045,593)	(711,501)
Decrease in other receivables	31,590	44,109
Decrease (Increase) in other current assets	58,815	(20,212)
Decrease in prepaid taxes	1,167	256,492
Decrease in other long-term assets	10,743	5,696
Increase (Decrease) in advances from customers	646,819	(416,498)
(Decrease) Increase in accounts payable	(1,366,222)	3,025,716
Decrease in accrued expenses	(9,123)	(35,189)
Increase in other current liabilities	85,916	112,403

Net cash (used in) provided by operating activities	(3,492,864)	640,217

Investing Activities
Acquisitions of property and equipment	(50,066)	(37,212)

Net cash used in investing activities	(50,066)	(37,212)

Financing Activities
Decrease in noncontrolling interest in majority-owned subsidiary	(4,776)	(15,151)

Net cash used in financing activities	(4,776)	(15,151)

Effect of exchange rate fluctuations on cash and cash equivalents	179	(57,708)

Net (decrease) increase in cash and cash equivalents	(3,547,527)	530,146

Cash and cash equivalents at beginning of period	4,433,333	4,878,828

Cash and cash equivalents at end of period	$885,806	$5,408,974

Supplemental information
Income taxes paid	$13,200	$13,200

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

The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Qinhuangdao and Fangchenggang and provides general shipping agency services in all commercial ports in the PRC.

On November 13, 2007, the Company formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested in a 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”; Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”) on May 31, 2009.

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

The Company established another wholly-owned subsidiary on September 22, 2008, Sino-Global Shipping (HK) Limited ("Sino-Global HK") to perform as a control and management center for southern Chinese ports and enables the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through the Company’s relationship with Forbes, it is able to provide general shipping agency services to all ports in India.

The Company established a new wholly-owned subsidiary, Sino-Global Shipping Canada Inc. in 2012, to provide services for ships loading commodities at Canadian ports and delivering them to China. Sino-Global Shipping Canada is already providing shipping services to Baosteel's vessels in Canada. Baosteel, based in Shanghai, China, is the second largest steel producer in the world with huge demands for iron ore and other commodities.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	December 31,	June 30,
	2012	2012

Total current assets	$259,441	$537,068
Total assets	495,624	766,075
Total current liabilities	318,037	298,948
Total liabilities	318,037	298,948

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

The exchange rates for the three months ended December 31, 2012 and the year ended June 30, 2012 are as follows:

	December 31,		June 30,
	2012		2012
Foreign currency	BS	PL	BS	PL
RMB:1USD	6.2855	6.3009	6.3249	6.3520
1AUD:USD	1.0585	1.0388	1.0203	1.0323
1HKD:USD	0.1290	0.1290	0.1289	0.1286
1CAD:USD	1.0032	1.0068	-	-

(d) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of December 31, 2012 and June 30, 2012, the allowances for doubtful accounts were $357,211 and $357,042, respectively.

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

(f) Risks and Uncertainties

The operations of the Company are primarily located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations.

(g) Recent Accounting Pronouncements

There have been no new significant accounting pronouncements from those disclosed in the Company’s latest annual report on Form 10-K for the year ended June 30, 2012.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services as well as loans to employees. As of December 31, 2012 and June 30, 2012, the allowances for doubtful accounts totaled $80,000.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred and miscellaneous accrued liabilities.

4. PROPERTY AND EQUIPMENT, AT COST.

Property and equipment are as follows:

	December 31,	June 30,
	2012	2012

Land and building	$79,093	$78,601
Motor vehicles	718,536	918,451
Computer equipment	120,703	126,729
Office equipment	45,539	46,359
Furniture and Fixtures	52,104	53,440
System software	121,295	120,539
Leasehold improvement	67,809	67,387

Total	1,205,079	1,411,506

Less : Accumulated depreciation and amortization	855,850	995,834

Property and equipment, net	$349,229	$415,672

5. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	December 31,	June 30,
	2012	2012

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(55,213)	(45,514)
Accumulated deficit	(3,571,620)	(3,050,234)
Other adjustments	(27,070)	(22,265)
	(3,296,459)	(2,760,569)
Trans Pacific Logistics Shanghai Ltd.	13,119	17,896
Total	$(3,283,340)	$(2,742,673)

6. COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases through September 30, 2014. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending December 31,

2013	$139,585
2014	46,044
After 2014	-
$185,629

Rent expense for the six months ended December 31, 2012 and 2011 was $133,218 and $182,396, respectively. Rent expense for the three months ended December 31, 2012 and 2011 was $55,338 and $94,296, respectively.

7. INCOME TAXES

The income tax (provision) benefit for the six months ended December 31, 2012 and 2011 and the three months ended December 31, 2012 and 2011 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011

Current
USA	$(24,100)	$(26,879)	$100	$-
China	-	-	-	-
	(24,100)	(26,879)	100	-
Deferred
USA	(55,000)	51,000	78,000	1,000
China	-	-	-	-
	(55,000)	51,000	78,000	1,000
Total	$(79,100)	$24,121	$78,100	$1,000

Deferred tax assets are comprised of the following:

	December 31,	June 30,
	2012	2012

Allowance for doubtful accounts	$175,000	$175,000
Stock-based compensation	346,000	385,000
Net operating loss	407,000	240,000
Total deferred tax assets	928,000	800,000
Valuation allowance	464,000	281,000
Deferred tax assets, net	464,000	519,000
- Current	87,500	175,000
- Long term	376,500	344,000

Operations in the USA have incurred a cumulative net operating loss of approximately $866,000 as of December 31, 2012, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2032. Other deferred tax assets relating to the allowance for doubtful accounts and stock compensation expenses amounting to $175,000 and $346,000 have been recorded respectively. 50% of the deferred tax assets balance has been provided as valuation allowance as of December 31, 2012 based on management’s estimate.

8. CONCENTRATIONS

Major Customer

For the six months ended December 31, 2012 and 2011, approximately 67% and 51%, respectively, of the Company’s revenues were from one customer.

Major Suppliers

For the six months ended December 31, 2012, three suppliers accounted for 18%, 13% and 10% of the total cost of revenues, respectively. For the six months ended December 31, 2011, two suppliers accounted for 14% and 13% of the cost of revenues, respectively.

9. SUBSEQUENT EVENT

Dr. Liu will serve on the audit, compensation and corporate governance committees of the Registrant and will serve as the chair of the audit committee. In connection with his appointment to the Board of Directors, Dr. Liu will receive an option grant to purchase 10,000 shares of the Registrant’s common stock for an exercise price equal to $2.01 per share, the average closing stock price for the ten trading days prior to the grant. The options will vest at a rate of 2,000 per year, beginning on January 30, 2014 and will continue to vest only to the extent Dr. Liu remains a director, employee or consultant to the Registrant. The options may be exercised for ten years from the date of grant. In addition to the option grant, Dr. Liu will receive a cash payment of $8,000 per year.

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

Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company wholly owned by our founder and Chief Executive Officer, Cao Lei, and Chief Financial Officer, Zhang Mingwei, both of whom are PRC citizens. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Headquartered in Beijing with branches in Qingdao, Qinhuangdao and Fangchenggang, we provide general shipping agency services in all commercial ports in China.

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

The Company established a new wholly-owned subsidiary, Sino-Global Shipping Canada Inc. (Sino-Global Canada) at the end of 2012, to provide services for ships loading commodities at Canadian ports. Sino-Global Canada has already commenced to provide services to Baosteel's vessels in Canada.

On July 5, 2011, Sino-China signed a Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state-owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO’s offices in China.

Revenues

China’s economy slowed down in 2012 resulting in reduced volume of iron ore import. Although the number of ships we served increased from 222 to 223 for the six months, it decreased from 116 to 99 for three months ended December 31, 2011 and 2012. Of the total number of ships we served, the number of ships we provided loading/discharging services were significantly decreased. By contrast, our strategic partner, Monson Australia, referred an increased number of ships to us for which we provided protective services. As protective services generate much less agency revenue per ship, our total revenues decreased from $16.62 million down to $14.31 million for the six months and from $8.02 million down to $6.43 million for the three months ended December 31, 2011 and 2012, respectively.

	For the six months ended December 31,				For the three months ended December 31,
	2012	2011	Diff.	%	2012	2011	Diff.	%
Number of ships served	223	222	1	0.45	99	116	-17	-14.66
Loading/discharging	132	189	-57	-30.16	59	93	-34	-36.56
Protective	91	33	58	175.76	40	23	17	73.91

We recognized more than 99% of our revenues in our locations in the United States, Australia and Hong Kong. The revenues recorded in Sino-China are subject to a 5% business tax as well as an additional 0.5% surcharge after deducting the costs of services. We deduct these business taxes and related surcharges from our gross revenues to arrive at our total revenues.

The Chinese Ministry of Finance and the State Administration of Taxation jointly set out the Value Added Tax (VAT) reform plan, which will see the business taxes replaced by VAT commencing from Shanghai on January 1, 2012, and then be extended to all other provinces and autonomies in mainland China. As we recorded most of our revenues outside of China, there is little effect of ongoing VAT reform to our operating results.

We charge shipping agency fees in two ways: (1) the fixed fees are predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a mark up. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size and types of ships we serve;
♦	the type of services we provide, for example loading/discharging, protective, owner’s affairs and so on;
♦	the rate of service fees we charge;
♦	the number of ports at which we provide services; and
♦	the number of customers we serve.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses. Our total operating costs and expenses decreased in absolute amount and as a percentage of total revenues for the six and three months ended December 31, 2012 compared to the same periods ended December 31, 2011 mainly due to our budget control efforts on general and administrative expenses. The following table sets forth the components of our Company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	14,311,829	100.00	16,615,305	100.00	(2,303,476)	(13.86)

Costs and expenses
Cost of revenues	13,124,226	91.70	15,206,693	91.52	(2,082,467)	(13.69)

General and administrative expense	2,004,611	14.01	2,826,615	17.01	(822,004)	(29.08)
Selling expense	183,426	1.28	212,806	1.28	(29,380)	(13.81)
Total costs and expenses	15,312,263	106.99	18,246,114	109.82	(2,933,851)	(16.08)

	For the three months ended December 31,
	2012		2011		Change
	US$	%	US$	%	US$	%

Revenues	6,429,761	100.00	8,022,598	100.00	(1,592,837)	(19.85)

Costs and expenses
Cost of revenues	6,006,063	93.41	7,452,475	92.89	(1,446,412)	(19.41)

General and administrative expense	1,008,338	15.68	1,444,702	18.01	(436,364)	(30.20)
Selling expense	96,918	1.51	108,224	1.35	(11,306)	(10.45)
Total costs and expenses	7,111,319	110.60	9,005,401	112.25	(1,894,082)	(21.03)

Costs of Revenues. Costs of revenues represent the expenses incurred in the periods when a ship docks in a harbor to load and discharge cargo. We believe the most significant factors that directly or indirectly affect our costs of revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size of ships we serve, as large ship requires more towboats to park at harbor;
♦	the nationality of ships we serve, as a foreign ship pays different tonnage taxes;
♦	the complexity of service processing;
♦	the operating condition of a particular port for ships loading or discharging;
♦	the number of days a ship loading or discharging; and
♦	the number of days ships loading or discharging during overtime period and public holidays.

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

Our costs of revenues as a percentage of our total revenues increased slightly from 91.52% to 91.70% for the six months and from 92.89% to 93.41% for the three months ended December 31, 2012 and 2011, respectively. The increase was due primarily to the devaluation of the U.S. dollars against Chinese RMB by 1.34% and 1.67% for the six and three months ended December 31, 2012 and 2011, respectively. Because the U.S. government imposed a third round of quantitative easing (QE3), we expect that the U.S. dollar’s devaluation against the Chinese RMB will continue in fiscal 2013. Consequently, we expect that our costs of revenues as a percentage of our total revenues will continue to increase and our gross margin will continue to decrease.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the six and three months ended December 31, 2012, our general and administrative expenses as a percentage of our total revenues decreased from 17.01% to 14.01% and from 18.01% to 15.68% over the same periods in 2011, mainly due to our expense cuts in business expansion, office expenditures and travel expenses. In particular, the general and administrative expenses of our Australian and Hong Kong offices constituted about 8.89% of our total general and administrative expenses for the period ended December 31, 2012, compared to that of 10.33% for the period ended December 31, 2011.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with the decrease in our revenues, our selling expenses decreased in absolute amount and kept same as a percentage of our total net revenues for the six months ended December 31, 2012 Selling expenses decreased in absolute amount and slightly increased as a percentage of our total net revenues for the three months ended December 31, 2012.

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

There have been no material changes during 2013 in the Company’s significant accounting policies to those previously disclosed in the 2012 annual report.

2013 Trends

Because our principal operating market is based in the PRC, our business strategies are heavily influenced by the development of Chinese economy and political environments. Since the end of 2011, the Chinese government has exercised significant control to slow the pace of growth of the Chinese economy. Our revenues decreased 13.86% for the six months and 19.85% for the three months ended December 31, 2012. This is largely attributed to the reduced number of ships we served for Beijing Shourong Forwarding Service Co., Ltd. (“Shourong”), our major customer from which we have generated more than 60% of total revenues. Although it is difficult for us to predict future trends given current economic uncertainties, we still believe that growth is key for a small company like us to survive and develop. As such, we will continue setting top line growth as our first priority. We are trying to maintain our revenues in fiscal 2013 equal to or slightly less than that in fiscal 2012. To fulfill the objective, we will leverage our efforts in maintaining our current clients and attracting new clients, particularly increasing revenues from our agency services to vessels coming to Chinese ports as well as expanding business activities at the loading ports in Australia, Canada, South Africa, Brazil and other countries to which China has major trading activities..

In addition to revenue challenges, we have experienced significant difficulties in managing our foreign exchange risks. Because we receive most of our revenues in U.S. dollars and pay most of our expenses in Chinese RMB, we have faced increased costs of revenues due to the devaluation of the U.S. dollar against the RMB over the last few years. Although the U.S. dollar devaluation appears to be slowing down, we anticipate the trend will continue in fiscal 2013 and our gross margin will continue to be negatively affected by the devalued U.S. dollar.

In accordance with our budget control efforts, our general and administrative expenses decreased significantly for the six and three months ended December 31, 2012. In the 2013 fiscal year, we will continue our combined effort to control our budget and promote business growth.

Compliance with Listing Rule 5550((b)(1)

We received a notification letter from NASDAQ dated November 21, 2012, regarding noncompliance with the NASDAQ Capital Market Listing Rule 5550(b)(1), by virtue of our company maintaining less than $2,500,000 in shareholders’ equity. In accordance with the instructions provided in the notification letter, we responded to NASDAQ, applying for a full extension together with a plan to regain compliance with Listing Rule 5550(b)(1). The application for the full 180-day extension was granted by NASDAQ on January 24, 2013, requiring us to implement our plan and return to compliance with NASDAQ Capital Market Listing Rule 5550(b)(1) on or before May 20, 2013.

Results of Operations

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues. Our total revenues decreased by 13.86% from $16,615,305 for the six months ended December 31, 2011 to $14,311,829 in the comparable six months in 2012. The number of ships that generated revenues for us increased from 222 for the six-month period of fiscal 2012 to 223 for the comparable period of fiscal 2013. Despite the increased numbers of ships we served, our revenues decreased. This is because we provided protective services for more ships, which generated significantly lower revenues per ship. For the six months ended December 31, 2012, we provided protective services to 91 ships, compared to 33 ships for the 2011 six month period. In contrast, we provided loading/discharging service to 132 and 189 ships for the six months ended December 31, 2012 and 2011, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 16.08% from $18,246,114 for the six months ended December 31, 2011 to $15,312,263 for the six months ended December 31, 2012. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•

Costs of Revenues. Our cost of revenues decreased by 13.69% from $15,206,693 for the six months ended December 31, 2011 to $13,124,226 for the six months ended December 31, 2012. The revenues decreased more quickly than costs of revenues and the gross margins decreased from 8.48% down to 8.30% for the comparative six months ended December 31, 2011 and 2012, respectively. The 0.11% decrease in gross margin was largely due to the devaluation of the U.S. dollar against the Chinese RMB. The average foreign exchange rate was $1.00 to RMB6.3009 for the six months ended December 31, 2012 compared to $1.00 to RMB6.3865 for the six months ended December 31, 2011, a 1.34% increase during the period.

•

General and Administrative Expenses. Our general and administrative expenses decreased by 29.08% from $2,826,615 for the six months ended December 31, 2011 to $2,004,611 for the six months ended December 31, 2012. This mainly due to (1) decreased bad debts provision of $67,827,(2) a decrease of $409,140 in business promotion, (3) decreased listing expense of $108,527, (4) decreased salaries and benefits for our staff of $40,656. We will continue our budget control efforts to reduce the general and administrative expenses as a percentage of total revenues.

•	Selling Expenses. Our selling expenses decreased by 13.81% from $212,806 for the six months ended December 31, 2011 to $183,426 for the period ended December 31, 2012. Most selling expenses are commissions paid to business partners who refer shipping agency business to us.

Operating Loss. We had an operating loss of $1,000,434 for the six months ended December 31, 2012, compared to operating loss of $1,630,809 for the comparable six months in 2011. The operating loss for the six-month period of fiscal 2013 was decreased primarily due to the reduced general and administrative expenses.

Financial Income, Net. Our net financial income was $29,734 for the six months ended December 31, 2012, compared to our net financial income of $100,857 for the six months ended December 31, 2011. The net financial income was derived largely from the foreign exchange income recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax expense was $79,100 for the six months ended December 31, 2012, compared to income tax benefits of $24,121 for the six months ended December 31, 2011. As we made a tax provision of $24,100 and deferred tax provision of $55,000, the income tax expense of the six month period ended December 31, 2012 was $79,100.

Net Loss. As a result of the foregoing, we had a net loss of $1,008,011 for the six months ended December 31, 2012, compared to net loss of $1,654,325 for the six months ended December 31, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $481,819 for the six months ended December 31, 2012, compared to net loss of $1,060,788 for the six months ended December 31, 2011. With other comprehensive loss foreign currency translation, comprehensive loss was $484,267 for the six months ended December 31, 2012, compared to comprehensive loss of $1,048,982 for the six months ended December 31, 2011.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. Our total revenues decreased by 19.85% from $8,022,598 for the three months ended December 31, 2011 to $6,429,761 in the comparable three months in 2012. The number of ships that generated revenues for us decreased from 116 for the three months ended December 31, 2011 to 99 for the comparable quarter of fiscal 2013. Accordingly, our revenues decreased. In addition, we provided protective services for more ships which generated significantly lower revenues per ship. For the three months ended December 31, 2012, we provided protective services to 40 ships, compared to 23 ships for the same quarter of 2011. We provided loading/discharging service to 59 and 93 ships for the three months ended December 31, 2012 and 2011, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 21.03% from $9,005,401 for the three months ended December 31, 2011 to $7,111,319 for the three months ended December 31, 2012. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•

Costs of Revenues. Our cost of revenues decreased by 19.41% from $7,452,475 for the three months ended December 31, 2011 to $6,006,063 for the three months ended December 31, 2012. The revenues decreased faster than costs of revenues, and the gross margins decreased from 7.11% down to 6.59% for the comparative three months ended December 31, 2011 and 2012, respectively. The 0.11% decrease in gross margin was largely due to the devaluation of the U.S. dollar against the Chinese currency. The average foreign exchange rate was $1.00 to RMB6.2494 for the three months ended December 31, 2012 compared to $1.00 to RMB6.3524 for the three months ended December 31, 2011, a 1.67% increase during the period.

•

General and Administrative Expenses. Our general and administrative expenses decreased by 30.20% from $1,444,702 for the three months ended December 31, 2011 to $1,008,338 for the three months ended December 31, 2012. This decrease was mainly due to (1) decreased salaries and benefits for our staff of $48,845, (2) a decrease of $137,178 in business promotion, (3) decreased listing expense of $94,271. We will continue our budget control efforts to reduce the general and administrative expenses as a percentage of total revenues.

•	Selling Expenses. Our selling expenses decreased by 10.45% from $108,224 for the three months ended December 31, 2011 to $96,918 for the three months ended December 31, 2012, mainly due to lower commission payments related to the sales decrease.

Operating Loss. We had an operating loss of $681,558 for the three months ended December 31, 2012, compared to operating loss of $982,803 for the comparable three months in 2011. The operating loss for the second quarter of fiscal 2012 was primarily due to the decrease in costs of revenues and general and administrative expenses.

Financial Income, Net. Our net financial income was $32,302 for the three months ended December 31, 2012, compared to our net financial income of $144,860 for the three months ended December 31, 2011. The net financial income was derived largely from the foreign exchange gains recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefits were $78,100 for the three months ended December 31, 2012, compared to income tax benefits of $1,000 for the three months ended December 31, 2011.As we provided for tax benefits of $100 and deferred tax benefits of $78,000, the income tax benefits of the three months ended December 31, 2012 was $78,100.

Net Loss. As a result of the foregoing, we had a net loss of $565,854 for the three months ended December 31, 2012, compared to net loss of $827,385 for the three months ended December 31, 2011. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $291,586 for the three months ended December 31, 2012, compared to net loss of $395,001 for the three months ended December 31, 2011. With other comprehensive loss foreign currency translation, comprehensive loss was $285,251 for the three months ended December 31, 2012, compared to comprehensive loss of $423,625 for the three months ended December 31, 2011.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations. As of December 31, 2012, we had $885,806 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 91.53% of our cash in banks in the USA, Australia and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2012	2011

Net cash provided by (used in) operating activities	$(3,492,864)	$640,217
Net cash provided by (used in) investing activities	(50,066)	(37,212)
Net cash provided by (used in) financing activities	(4,776)	(15,151)
Net increase (decrease) in cash and cash equivalents	(3,547,527)	530,146
Cash and cash equivalents at beginning of Period	4,433,333	4,878,828
Cash and cash equivalents at end of Period	885,806	5,408,974

Operating Activities

Net cash used in operating activities was $3,492,864 for the six months ended December 31, 2012, compared to net cash provided by operating activities of $640,217 for the comparable period in 2011. The increased use in operating cash flows is mainly attributable to a net loss of $1,008,011, an increase in accounts receivable of $2,045,593, a decrease in accounts payable of $1,366,222, offset by an increase in advances from customers of $646,819. According to the Agreement signed with Shourong, we are entitled to receive fixed agency fees prior to provision of our services. Notwithstanding this obligation, Shourong had not paid any fees to us since September 2012, except for the payments made by a third party on Shourong’s behalf. Accordingly, we have not made payment to local ports for amounts due from Shourong to such ports. As at December 31, 2012, our accounts receivable from Shourong amounted to approximately $4.3 million. Since Shourong is state-owned, we expect Shourong will settle these accounts receivable either by (a) paying us the full accounts receivable, at which point we will pay the ports or (b) paying us the accounts receivable, less the amount of port fees, which it would then pay directly to the ports. Because most of the balance due from Shourong represents port charges, we do not believe the unpaid amount from Shourong will severely damage our solvency. As of the date of this report, we are still coordinating between Shourong and local port agents on a best settlement solution for all parties involved. Because Shourong is a state-owned entity, we do not expect any bad debt on these receivables based on our experience with Shourong and local port agents. On the other hand, under the tightened financing policies imposed by the Chinese government, we had to accelerate our payments to local port agents for their services provided to our other customers. Thus, our accounts payable balance was significantly reduced.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the period ended December 31, 2012.

We expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars.

Investing Activities

Net cash used in investing activities was $50,066 compared to net cash used in investing activities of $37,212 for the six months ended December 31, 2012 and 2011, respectively. We made capital expenditures of $50,066 and $37,212 for the six months ended December 31, 2012 and 2011, representing 0.56% and 0.37% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $4,776 for the six months ended December 31, 2012 from the increase of non-controlling interest in majority-owned subsidiary.

Working Capital

Total working capital amounted to $759,250 as at December 31, 2012 compared to $1,753,974 as at June 30, 2012. Total current assets decreased by $1,637,334 from $9,786,401 as at June 30, 2012 to $8,149,067 as at December 31, 2012.

Current liabilities amounted to $7,389,817 as at December 31, 2012, in comparison to $8,032,427 as at June 30, 2012. The decrease was attributable mainly to a decrease in accounts payable of $1,366,222, offset by an increase in advances from customers of $646,819.

The current ratio decreased from 1.22 at June 30, 2012 to 1.10 at December 31, 2012. The change in our current ratio was primarily due to the decrease in our current assets.

In line with our noncompliance with the Listing Rule 5550(b)(1) regarding of maintaining a minimum of $2,500,000 in shareholders’ equity, we anticipate that our cash may not be sufficient. To mitigate the future insolvency, we have prepared a plan to regain compliance with the Listing Rule, and NASDAQ has granted us a full 180-day extension to regain compliance. We believe that additional cash from the plan implementation together with current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. However, financing from the plan would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through September 30, 2014. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$185,629	$139,585	$46,044	$—

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

As of December 31, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the six months ended December 31, 2012, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

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

	Budgeted Use of Net Proceeds		As June 30, 2012
Description of Use	US$	%	US$	%
Organization of our company and creation of contractual arrangements among our company, Sino-China and Trans Pacific	100,000	1.23%	103,526	1.27%
Business expansion to main ports in China and overseas	5,930,941	72.74%	4,384,924	53.78%
Sarbanes-Oxley compliance	500,000	6.13%	296,689	3.64%
Marketing of company across China, United States and internationally	244,621	3.00%	1,144,007	14.03%
Develop information exchange system	400,000	4.91%	112,164	1.38%
Train staff	163,081	2.00%	406,347	4.98%
Fixed asset purchase	407,702	5.00%	583,959	7.16%
Miscellaneous expenses	407,702	5.00%	749,904	9.20%
Stock repurchases	—	0.00%	372,527	4.57%

Total	8,154,047	100.00%	8,154,047	100.00%

(c)          During the six months ended December 31, 2012, the company did not repurchase any shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
14.1	Code of Ethics of our company.(4)
21.1	List of subsidiaries of our company.(5)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

EX-101.INS	XBRL Instance Document. (7)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (7)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (7)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (7)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (7)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 4, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(6)	Filed herewith.
(7)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 13, 2013	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

