Form 10-Q
period 2013-03-31
Sino-Global Shipping America, Ltd.
filed 2013-05-15
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended March 31, 2013

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

On November 13, 2007, we formed a wholly owned foreign-owned enterprise, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), which invested in one 90%-owned subsidiary on May 31, 2009, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”).

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

For the purpose of building up an international shipping agency service network, we formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008, which serves the needs of customers shipping into and out of Western Australia. The Company also signed an agreement with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia. Through our relationship with Monson, we are able to provide general shipping agency services to all ports in Australia.

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

We established a new wholly-owned subsidiary, Sino-Global Shipping Canada Inc. (“Sino-Global Canada”) at the end of 2012, to provide services for ships loading commodities at Canadian ports. Sino-Global Canada has already commenced providing services to Baosteel's vessels in Canada.

Revenues

China’s economy has slowed down since the second half of 2012 resulting in reduced volume of iron ore import. The number of ships we served decreased from 351 to 322 and 129 to 99 for the nine months and the three months ended March 31, 2012 and 2013, respectively. In addition, our major customer, Beijing Shourong Forwarding Co. Ltd. (“Shourong”), has changed its service arrangement with our Company since January 2013, from the lump sum fix rate discharging agency services to the protective agency services, for its ships discharging at a Chinese port. Because protective services generate much less agency revenues, our total revenues decreased from $25.73 million down to $16.65 million for the nine months and from $9.11 million down to $2.34 million for the three months ended March 31, 2012 and 2013, respectively.

	For the nine months ended March 31,				For the three months ended March 31,
	2013	2012	Diff.	%	2013	2012	Diff.	%
Number of ships served
Loading/discharging	150	283	(133)	(47.00)	18	94	(76)	(80.85)
Protective	172	68	104	152.94	81	35	46	131.43
Total	322	351	(29)	(8.26)	99	129	(30)	(23.26)

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

In general, we provide two types of shipping agency services, namely loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstance, we charge shipping agency fees in two ways: (1) the lump sum amount is predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a markup. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

♦	the number of ships to which we provide port loading/discharging services;

♦	the size and types of ships we serve;

♦	the type of services we provide, for example loading/discharging, protective, owner’s affairs;

♦	the rate of service fees we charge;

♦	the number of ports at which we provide services; and

♦	the number of customers we serve.

Historically, our services have primarily been driven by the increase in the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers. We expect that we will continue to earn a substantial majority of our revenues from our shipping agency services. As a result, we plan to continue to focus most of our resources on expanding our business to cover more ports in the PRC and overseas. In addition, we will allocate our resources in marketing our brand to customers, including ship owners and charters, which transport goods from all ports around the world to China. We believe that our diversified focus on loading and discharging cargo in both Chinese and overseas ports will enable us to grow and manage the exchange rate risk associated with the trend of the U.S. dollar’s devaluation against the RMB because our overseas revenues and port charges are normally paid in foreign currencies. To the extent these other foreign currencies devalue against the RMB, of course, we would still face exchange rate risks.

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses. Our total operating costs and expenses decreased in absolute amount for the nine and three months ended March 31, 2013 compared to the same periods ended March 31, 2012, and as a percentage of total revenues for the nine month period, mainly due to our budget control efforts on general and administrative expenses. The following table sets forth the components of our Company’s costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	16,650,903	100.00	25,725,311	100.00	(9,074,408)	(35.27)

Costs and expenses
Cost of revenues	15,118,150	90.79	23,840,881	92.67	(8,722,731)	(36.59)

General and administrative expense	2,543,959	15.28	3,976,137	15.46	(1,432,178)	(36.02)
Selling expense	213,032	1.28	296,353	1.15	(83,321)	(28.12)
Total costs and expenses	17,875,141	107.35	28,113,371	109.28	(10,238,230)	(36.42)

	For the three months ended March 31,
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	2,339,074	100.00	9,110,006	100.00	(6,770,932)	(74.32)

Costs and expenses
Cost of revenues	1,993,924	85.24	8,634,188	94.78	(6,640,264)	(76.91)

General and administrative expense	539,348	23.06	1,149,522	12.62	(610,174)	(53.08)
Selling expense	29,606	1.27	83,547	0.92	(53,941)	(64.56)
Total costs and expenses	2,562,878	109.57	9,867,257	108.32	(7,304,379)	(74.03)

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

Our costs of revenues as a percentage of our total revenues decreased from 92.67% to 90.79% for the nine months and from 94.78% to 85.24% for the three months ended on March 31, 2013 and 2012, respectively. Consequently, our gross margin increased from 7.33% to 9.21% for the nine months and from 5.22% to 14.76% for the three months ended on March 31, 2013 and 2012, respectively. The gross margin increased because we provided protective services to more ships, which had high gross margin compared to loading/discharging services.

	For the nine months ended March 31,			For the three months ended March 31,
	2013	2012	Diff.	2013	2012	Diff.
Revenues ($)	16,650,903	25,725,311	(9,074,408)	2,339,074	9,110,006	(6,770,932)
Loading/discharging	16,320,424	25,656,242	(9,335,818)	2,130,407	9,071,098	(6,940,691)
Protective	330,479	69,069	261,410	208,667	38,908	169,759

Costs of revenues ($)	15,118,150	23,840,881	(8,722,731)	1,993,924	8,634,188	(6,640,264)
Loading/discharging	14,969,077	23,816,359	(8,847,282)	1,899,257	8,629,939	(6,730,682)
Protective	149,073	24,522	124,551	94,667	4,249	90,418

Gross profits ($)	1,532,753	1,884,430	(351,677)	345,150	475,818	(130,668)
Loading/discharging	1,351,347	1,839,883	(488,536)	231,150	441,159	(210,009)
Protective	181,406	44,547	136,859	114,000	34,659	79,341

Gross margin (%)	9.21	7.33	1.88	14.76	5.22	9.54
Loading/discharging	8.28	7.17	1.11	10.85	4.86	5.99
Protective	54.89	64.50	(9.61)	54.63	89.08	(34.45)

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the nine months ended March 31, 2013, our general and administrative expenses as a percentage of our total revenues decreased slightly from 15.46% to 15.28% compared to the same periods ended March 31, 2012, mainly due to our cuts in business expansion, office expenditure and travelling expenses. For the three months ended March 31, 2013, our general and administrative expenses as a percentage of our total revenues increased from 12.62% to 23.06% compared to the same period ended March 31, 2012, mainly due to the material decrease in revenues.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. In line with the decrease in our revenues, our selling expenses decreased in absolute amount and increased as a percentage of our total net revenues for the nine and three months ended March 31, 2013.

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

2013 Trends

The slowdown of China’s economy has brought it with a negative impact to Chinese steel manufacturing industry. Because our shipping agency business focus on cargos carrying iron ore from overseas to China, our revenues decreased significantly in line with the downturn trend. Our revenues decreased 35.27% for the nine months and 74.32% for the three months ended March 31, 2013. This is largely attributed to the reduced number of ships we served for Shourong, our major customer from which we have generated more than 60% of total revenues. In addition, Shourong has changed its service arrangement with us, appointing us as a protective agent instead of a general agent since January 2013. This further reduced our revenues generated from Shourong in this quarter. Although Shourong has not signed a definite service agreement with us, we have continued to receive its agency appointments. Compared to a general agent who will bear with the port charge fluctuations and foreign exchange risk, a protective agent role is more cost effective for us. Our general and administrative expenses reduced 36.02% and 53.08% for the respective nine months and three months ended March 31, 2013, compared to the same periods in 2012. We believe our business relationship with Shourong will continue, at least in our fiscal 2013 and the management is working to obtain a favorable service arrangement with Shourong. Meanwhile, we have leveraged our efforts in maintaining our current clients and attracting new clients. Our operating activities are doing well at the loading ports in Australia, Canada, South Africa, Brazil and other countries to which China has major trading activities.

We have received shareholder approval to issue 1,800,000 shares of our common stock to Mr. Zhang Zhong in return for $3,078,000 in cash. As Mr. Zhang is a 90% shareholder of Tianjin Zhiyuan Investment Group Ltd. (the “Zhiyuan Group”), the successful completion of the transaction will provide us with the new opportunities to cooperate with Zhiyuan Group in a wider service range including shipping agency, ship management, ship operating and forwarding. We expect our services to Zhiyuan Group will generate significant revenues in the near future.

In accordance with our budget control efforts, our general and administrative expenses decreased significantly for the nine and three months ended March 31, 2013. In the 2013 fiscal year, we will continue our combined effort to control our budget and promote business growth.

Compliance with Listing Rule 5550((b)(1)

We received a notification letter from NASDAQ dated November 21, 2012, regarding the noncompliance with the NASDAQ Capital Market Listing Rule 5550(b)(1) of maintaining a minimum of $2,500,000 in shareholders’ equity. In accordance with the instruction provided in the notification latter, we responded to NASDAQ, applying for a full extension together with a plan to regain compliance with the Listing Rule 5550(b)(1). The application for the 180 day full extension was granted by NASDAQ on January 24, 2013, allowing us to implement our plan on or before May 20, 2013. On April 19, 2013, our shareholders general meeting voted and approved the issuance of 1,800,000 new shares at price $1.71 to Mr. Zhang Zhong. We have received the proceeds from the equity financing in April and are in the process of issuing the shares to Mr. Zhang Zhong as of this filing. If these proceeds were reflected in our financial statements for the quarter ended March 31, 2013, our shareholder equity would have been $4,370,974. In light of this financing, we believe that we have returned compliance with NASDAQ Capital Market Listing Rule 5550(b)(1); however, we do not believe we will receive notice of compliance until the first quarterly or annual report that demonstrates our return to compliance with this rule.

Results of Operations

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues. Our total revenues decreased by 35.27% from $25,725,311 for the nine months ended March 31, 2012 to $16,650,903 in the comparable nine months in 2013. The number of ships that generated revenues for us decreased from 351 for the nine month period of fiscal 2012 to 322 for the comparable period of fiscal 2013. Moreover, we provided protective services for more ships which generated significantly lower revenues per ship. For the nine months ended March 31, 2013, we provided protective services to 172 ships, compared to 68 ships for the nine month period of 2012. In contrast, we provided loading/discharging service to 150 and 283 ships for the nine months ended March 31, 2013 and 2012, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 36.42% from $28,113,371 for the nine months ended March 31, 2012 to $17,875,141 for the nine months ended March 31, 2013. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•	Costs of Revenues. Our cost of revenues decreased by 36.59% from $23,840,881 for the nine months ended March 31, 2012 to $15,118,150 for the nine months ended March 31, 2013. The revenues decreased more slowly than costs of revenues and the gross margins increased from 7.33% to 9.21% for the comparative nine months ended March 31, 2012 and 2013, respectively. The increase in gross margins was mainly due from the protective service. However, the devaluation of the U.S. dollar against the Chinese currency resulted in 0.78% decrease in gross margin. The average foreign exchange rate was $1.00 to RMB6.2757 for the nine months ended March 31, 2013 compared to $1.00 to RMB6.3605 for the nine months ended March 31, 2012, a 1.33% increase during the period.

•	General and Administrative Expenses. Our general and administrative expenses decreased by 36.02% from $3,976,137 for the nine months ended March 31, 2012 to $2,543,959 for the nine months ended March 31, 2013. This mainly due to (1) decreased bad debts provision of $88,621, (2) a decrease of $552,750 in business promotion, (3) decreased listing expense of $186,970, (4) decreased salaries and benefits for our staff of $235,145, (5) decreased travelling expense of $89,184. We will continue our budget control efforts to reduce the general and administrative expenses as a percentage of total revenues.

•	Selling Expenses. Our selling expenses decreased by 28.12% from $296,353 for the nine months ended March 31, 2012 to $213,032 for the period ended March 31, 2013. Most selling expenses are commissions paid to business partners who refer shipping agency business to us.

Operating Loss. We had an operating loss of $1,224,238 for the nine months ended March 31, 2013, compared to an operating loss of $2,388,060 for the comparable nine months in 2012. The operating loss for the nine month period of fiscal 2013 was decreased primarily due to the reduced costs of revenues and general and administrative expenses.

Financial Income, Net. Our net financial income was $22,674 for the nine months ended March 31, 2013, compared to our net financial income of $58,705 for the nine months ended March 31, 2012. The net financial income was derived largely from the foreign exchange income recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax expense was $64,500 for the nine months ended March 31, 2013, compared to income tax benefits of $31,232 for the nine months ended March 31, 2012. The income tax expense of $64,500 was deferred tax expense resulted from an increase of valuation allowance of deferred tax assets.

Net Loss. As a result of the foregoing, we had a net loss of $1,219,051 for the nine months ended March 31, 2013, compared to net loss of $2,424,480 for the nine months ended March 31, 2012. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $648,329 for the nine months ended March 31, 2013, compared to net loss of $1,538,176 for the nine months ended March 31, 2012. With other comprehensive loss foreign currency translation, comprehensive loss was $635,442 for the nine months ended March 31, 2013, compared to comprehensive loss of $1,510,966 for the nine months ended March 31, 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Our total revenues decreased by 74.32% from $9,110,006 for the three months ended March 31, 2013 to $2,339,074 in the comparable three months in 2012. The number of ships that generated revenues for us decreased from 129 for the three months ended March 31, 2012 to 99 for the comparable quarter of fiscal 2013. Accordingly, our revenues decreased. In addition, we provided protective services for more ships which generated significantly lower revenues per ship. For the three months ended March 31, 2013, we provided protective services to 81 ships, compared to 35 ships for the same quarter of 2012. We provided loading/discharging service to 18 and 94 ships for the three months ended March 31, 2013 and 2012, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by 74.03% from $9,867,257 for the three months ended March 31, 2012 to $2,562,878 for the three months ended March 31, 2013. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•	Costs of Revenues. Our cost of revenues decreased by 76.91% from $8,634,188 for the three months ended March 31, 2012 to $1,993,924 for the three months ended March 31, 2013. Revenues decreased more slowly than costs of revenues, and the gross margins increased from 5.22% to 14.76% for the comparative three months ended March 31, 2012 and 2013, respectively. The increase was mainly because we provided more protective services, which resulted in higher gross margin. However, the devaluation of the U.S. dollar against the Chinese currency resulted in a 1.22% decrease in gross margin. The average foreign exchange rate was $1.00 to RMB6.2254 for the three months ended March 31, 2013compared to $1.00 to RMB6.3084 for the three months ended March 31, 2012, a 1.32% increase during the period.

•	General and Administrative Expenses. Our general and administrative expenses decreased by 53.08% from $1,149,522 for the three months ended March 31, 2012 to $539,348 for the three months ended March 31, 2013. This decrease was mainly due to (1) decreased salaries and benefits for our staff of $194,489, (2) a decrease of $184,388 in business promotion, (3) decreased listing expense of $78,443. We will continue our budget control efforts to reduce the general and administrative expenses as a percentage of total revenues.

•	Selling Expenses. Our selling expenses decreased by 64.56% from $83,547 for the three months ended March 31, 2012 to $29,606 for the three months ended March 31, 2013, mainly due to lower commission payments related to the sales decrease.

Operating Loss. We had an operating loss of $223,804 for the three months ended March 31, 2013, compared to operating loss of $757,251 for the comparable three months in 2012. The operating loss for the third quarter of fiscal 2013 was primarily due to the decrease in costs of revenues and general and administrative expenses.

Financial Expense, Net. Our net financial expense was $7,060 for the three months ended March 31, 2013, compared to our net financial income of $42,152 for the three months ended March 31, 2012. The net financial income was derived largely from the foreign exchange gains recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the condensed consolidated statements of operations.

Taxation. Our income tax benefits were $14,600 for the three months ended March 31, 2013, compared to income tax benefits of $7,111 for the three months ended March 31, 2012. As we had a tax benefit of $24,100 and deferred tax expense of $9,500, the income tax benefits of the three months ended March 31, 2013 was $14,600.

Net Loss. As a result of the foregoing, we had a net loss of $211,040 for the three months ended March 31, 2013, compared to net loss of $770,155 for the three months ended March 31, 2012. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $166,510 for the three months ended March 31, 2013, compared to net loss of $477,388 for the three months ended March 31, 2012. With other comprehensive loss foreign currency translation, comprehensive loss was $151,175 for the three months ended March 31, 2013, compared to comprehensive loss of $461,984 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations. As of March 31, 2013, we had $331,020 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 80.66% of our cash in banks in the USA, Australia and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2013	2012

Net cash (used in) provided by operating activities	$(4,043,279)	$1,644,160
Net cash used in investing activities	(50,198)	(42,874)
Net cash used in financing activities	(9,866)	(15,151)
Net (decrease) increase in cash and cash equivalents	(4,102,313)	1,538,627
Cash and cash equivalents at the beginning of Period	4,433,333	4,878,828
Cash and cash equivalents at the end of Period	331,020	6,417,455

Operating Activities

Net cash used in operating activities was $4,043,279 for the nine months ended March 31, 2013, compared to net cash provided by operating activities of $1,644,160 for the comparable period in 2012. The increased use in operating cash flows is mainly attributable to a net loss of $1,219,051, an increase in account receivable of $1,825,731, a decrease in accounts payable of $1,536,468, offset by an increase in advances to suppliers of $96,151. According to the Agreement signed with Shourong, we should receive our fixed lump sum agency fees prior to our services to be provided. This important term has been breached and Shourong had not paid our fees since September 2012. As at March 31, 2013, our accounts receivable to Shourong amounted to approximately $3.5 million. Since Shourong is state-owned, we leverage these uncollected agency fees with the accounts payable to local port agents for the shipping services related to Shourong. Most of the balance due from Shourong represents port charges. As such, the unpaid amount from Shourong will not severely damage our solvency. Up to this report date, we are still coordinating between Shourong and local port agents on an acceptable settlement solution for all parties involved. Local port agents are seeking payments directly from Beijing Shourong. We don’t expect any bad debt on these receivables based on our experience with Shourong and local port agents. On the other hand, under the tightened financing policies imposed by the Chinese government, we had to accelerate our payments to local port agents for their services provided to our other customers. Thus, our accounts payable balance was significantly reduced.

Since we collect most of our revenues in U.S. dollars and pay most of our costs and expenses in RMB, the increase in the valuation of RMB against U.S. dollar has caused a decline in gross margin and higher expenses for our Company for the period ended March 31, 2013.

We expect we will be substantially dependent on the value of the U.S. dollar for the foreseeable future, even where the revenues are not paid in U.S. dollars.

Investing Activities

Net cash used in investing activities was $50,198 compared to net cash used in investing activities of $42,874 for the nine months ended March 31, 2013 and 2012, respectively. We made capital expenditures of $50,198 and $42,874 for the nine months ended March 31, 2013 and 2012, representing 0.64% and 0.39% of our total assets, respectively.

Financing Activities

Net cash used in financing activities was $9,866 for the nine months ended March 31, 2013 from the decrease of non-controlling interest in majority-owned subsidiary.

Working Capital

Total working capital amounted to $601,793 as at March 31, 2013 compared to $1,753,974 as at June 30, 2012. Total current assets decreased by $2,599,175 from $9,786,401 as at June 30, 2012 to $7,187,226 as at March 31, 2013. Decrease in total current assets is principally a result of decrease in cash of approximately $4 million as we paid down accounts payable, offset by increase in accounts receivable of approximately $2 million as a result of nonpayment by Shourong.

Current liabilities amounted to $6,585,433 as at March 31, 2013, in comparison to $8,032,427 as at June 30, 2012. The decrease was attributable mainly to a decrease in accounts payable of $1,536,468 resulting from payments made to port agents in the first two quarters of 2013, offset by an increase in other current liabilities of $79,878.

The current ratio decreased from 1.22 at June 30, 2012 to 1.09 at March 31, 2013. The change in our current ratio was primarily due to the decrease in our current assets, and the decrease in current ratio reflects a reduction of approximately $4 million in cash during the quarter.

As mentioned above, NASDAQ Listing Rule 5550(b)(1) requires us to maintain a minimum of $2,500,000 in shareholders’ equity. To maintain compliance and to protect our company against potential future insolvency, we requested shareholder approval to issue shares of our common stock in return for cash. On April 17, 2013, we received $3,078,000 from Mr. Zhang Zhong for 1,800,000 new common shares issued to him. We believe that additional cash from the plan implementation together with current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. However, financing from this plan was dilutive to our shareholders, as the price per share was set at a discount to the closing price of our common stock on the date we signed an agreement to issue the shares to Mr. Zhang Zhong (subject to shareholder approval).

The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders.

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through September 30, 2014. Below is a summary of our company’s contractual obligations and commitments as of March 31, 2013:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$141,893	$111,197	$30,696	$--

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

As of March 31, 2013, our Company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the nine months ended March 31, 2013, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2013, the company did not repurchase any shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(1)
4.1	Specimen Certificate for Common Stock.(1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Registrant and Sino-China.(1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei.(1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Registrant, Cao Lei, Zhang Mingwei and Sino-China.(1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(1)

10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(1)
10.8	Agency Agreement by and between the Registrant and Beijing Shou Rong Forwarding Service Co., Ltd.(2)
10.9	Lease Agreement dated December 8, 2009.(3)
13.1	Annual report of our company on Form 10-K for the year ended June 30, 2011.(4)
14.1	Code of Ethics of our company.(5)
21.1	List of subsidiaries of our company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
99.1	Press release dated May 14, 2013 titled "Sino-Global Announces Fiscal Third Quarter 2013 Financial Results".(7)

EX-101.INS	XBRL Instance Document. (8)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (8)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-148611.
(2)	Incorporated by reference to our company’s Form 8-K filed on January 15, 2010, File No. 001-34024.
(3)	Incorporated by reference to our company’s Form 8-K filed on February 4, 2010, File No. 001-34024.
(4)	Incorporated by reference to our company’s Form 10-K filed on September 26, 2011, File No. 001-34024.
(5)	Incorporated by reference to our company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to our company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(7)	Filed herewith.
(8)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 14, 2013	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

Index to Financial Statements

PAGE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012	F-1

Condensed Consolidated Statements of Operations and Comprehensive loss for the nine and three months Ended March 31, 2013 and 2012	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$331,020	$4,433,333
Advances to suppliers	805,503	901,654
Accounts receivable, net	5,614,697	3,788,966
Other receivables, net	293,010	377,835
Other current assets	29,307	82,257
Prepaid taxes	26,189	27,356
Deferred tax assets	87,500	175,000

Total current assets	7,187,226	9,786,401

Property and equipment, net	306,167	415,672
Other long-term assets	18,014	30,457
Deferred tax assets - long term	367,000	344,000

Total Assets	7,878,407	10,576,530

Liabilities and Equity
Current liabilities
Advances from customers	322,285	303,437
Accounts payable	5,930,677	7,467,145
Accrued expenses	82,965	92,217
Other current liabilities	249,506	169,628

Total Current Liabilities	6,585,433	8,032,427

Total Liabilities	$6,585,433	$8,032,427

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 3,029,032 shares issued, 2,903,841 outstanding	$7,709,745	$7,709,745
Additional paid-in capital	1,191,796	1,191,796
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,705,186)	(3,056,858)
Accumulated other comprehensive loss	7,113	16,709
Unearned Stock-based Compensation	(202,089)	(202,089)

Total Sino-Global Shipping America Ltd. Stockholders' equity	4,628,852	5,286,776

Non-Controlling interest	(3,335,878)	(2,742,673)

Total equity	1,292,974	2,544,103

Total Liabilities and Equity	$7,878,407	$10,576,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012

Net Revenues	$16,650,903	$25,725,311	$2,339,074	$9,110,006

Cost of revenues	(15,118,150)	(23,840,881)	(1,993,924)	(8,634,188)
Gross profit	1,532,753	1,884,430	345,150	475,818

General and administrative expenses	(2,543,959)	(3,976,137)	(539,348)	(1,149,522)
Selling expenses	(213,032)	(296,353)	(29,606)	(83,547)
	(2,756,991)	(4,272,490)	(568,954)	(1,233,069)

Operating Loss	(1,224,238)	(2,388,060)	(223,804)	(757,251)

Financial income, net	22,674	58,705	(7,060)	(42,152)
Other income, net	47,013	63,415	5,224	22,910
Loss from equity investment	-	(189,772)	-	(773)
	69,687	(67,652)	(1,836)	(20,015)

Net loss before provision for income taxes	(1,154,551)	(2,455,712)	(225,640)	(777,266)

Income tax (expense) benefit	(64,500)	31,232	14,600	7,111

Net loss	(1,219,051)	(2,424,480)	(211,040)	(770,155)

Net loss attributed to non-controlling interest	(570,722)	(886,304)	(44,530)	(292,767)

Net loss attributable to Sino-Global Shipping America, Ltd	(648,329)	(1,538,176)	(166,510)	(477,388)

Net loss	$(1,219,051)	$(2,424,480)	$(211,040)	$(770,155)

Other comprehensive income:
Foreign currency translation adjustments	(9,596)	9,847	7,327	13,836
Comprehensive loss	(1,228,647)	(2,414,633)	(203,713)	(756,319)

Less: Comprehensive loss attributable to non-controlling interest	(593,205)	(903,667)	(52,538)	(294,335)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(635,442)	$(1,510,966)	$(151,175)	$(461,984)

Loss per share
-Basic and diluted	$(0.22)	$(0.53)	$(0.06)	$(0.16)

Weighted average number of common shares used in computation
-Basic and diluted	2,903,841	2,903,841	2,903,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2013	2012
	US$	US$

Operating Activities

Net loss	$(1,219,051)	$(2,424,480)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139,859	193,913
Provision for doubtful accounts	-	115,984
Deferred tax expense (benefit)	64,500	(61,000)
Loss from equity investment	-	189,772
Gain on disposition of property and equipment	(3,398)	-
Changes in assets and liabilities
Decrease (Increase) in advances to suppliers	96,151	(384,142)
Increase in accounts receivable	(1,825,731)	(856,578)
Decrease in other receivables	84,825	80,229
Decrease in other current assets	52,950	10,820
Decrease in prepaid taxes	1,167	260,303
Decrease in other long-term assets	12,443	5,669
Increase (Decrease) in advances from customers	18,848	(428,970)
(Decrease) Increase in accounts payable	(1,536,468)	4,924,359
Decrease in accrued expenses	(9,252)	(13,898)
Increase in other current liabilities	79,878	32,179

Net cash (used in) provided by operating activities	(4,043,279)	1,644,160

Investing Activities
Acquisitions of property and equipment	(50,198)	(42,874)

Net cash used in investing activities	(50,198)	(42,874)

Financing Activities
Decrease in noncontrolling interest in majority-owned subsidiary	(9,866)	(15,151)

Net cash used in financing activities	(9,866)	(15,151)

Effect of exchange rate fluctuations on cash and cash equivalents	1,030	(47,508)

Net (decrease) increase in cash and cash equivalents	(4,102,313)	1,538,627

Cash and cash equivalents at beginning of period	4,433,333	4,878,828

Cash and cash equivalents at end of period	$331,020	$6,417,455

Supplemental information
Income taxes paid	$19,800	$19,800

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	March 31,	June 30,
	2013	2012

Total current assets	$261,910	$537,068
Total assets	468,316	766,075
Total current liabilities	319,636	298,948
Total liabilities	319,636	298,948

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

The exchange rates for the nine months ended March 31, 2013 and the year ended June 30, 2012 are as follows:

	March 31,		June 30,
	2013		2012
Foreign currency	BS	PL	BS	PL
RMB:1USD	6.2689	6.2757	6.3249	6.3520
1AUD:USD	1.0415	1.0387	1.0203	1.0323
1HKD:USD	0.1288	0.1290	0.1289	0.1286
1CAD:USD	0.9829	1.0018	-	-

(d) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of March 31, 2013 and June 30, 2012, the allowances for doubtful accounts were $357,139 and $357,042, respectively.

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

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursed charges to be incurred in connection with the costs of services as well as loans to employees. As of March 31, 2013 and June 30, 2012, the allowances for doubtful accounts totaled $80,000.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursed port agent charges to be incurred and miscellaneous accrued liabilities.

4. PROPERTY AND EQUIPMENT, AT COST.

Property and equipment are as follows:

	March 31,	June 30,
	2013	2012

Land and building	$79,303	$78,601
Motor vehicles	720,502	918,451
Computer equipment	120,901	126,729
Office equipment	45,659	46,359
Furniture and Fixtures	52,193	53,440
System software	121,616	120,539
Leasehold improvement	67,989	67,387

Total	1,208,163	1,411,506

Less : Accumulated depreciation and amortization	901,996	995,834

Property and equipment, net	$306,167	$415,672

5. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	March 31,	June 30,
	2013	2012

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(58,130)	(45,514)
Accumulated deficit	(3,615,826)	(3,050,234)
Other adjustments	(27,395)	(22,265)
	(3,343,907)	(2,760,569)
Trans Pacific Logistics Shanghai Ltd.	8,029	17,896
Total	$(3,335,878)	$(2,742,673)

6. COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases through September 30, 2014. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending March 31,

2013	$111,197
2014	30,696
$141,893

Rent expense for the nine months ended March 31, 2013 and 2012 was $173,075 and $256,413, respectively. Rent expense for the three months ended March 31, 2013 and 2012 was $39,858 and $74,017, respectively.

7. INCOME TAXES

The income tax (provision) benefit for the nine months ended March 31, 2013 and 2012 and the three months ended March 31, 2013 and 2012 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012

Current
USA	$-	$(29,768)	$24,100	$(2,889)
China	-	-	-	-
	-	(29,768)	24,100	(2,889)
Deferred
USA	(64,500)	61,000	(9,500)	10,000
China	-	-	-	-
	(64,500)	61,000	(9,500)	10,000
Total	$(64,500)	$31,232	$14,600	$7,111

Deferred tax assets are comprised of the following:

	March 31,	June 30,
	2013	2012

Allowance for doubtful accounts	$175,000	$175,000
Stock-based compensation	346,000	385,000
Net operating loss	388,000	240,000
Total deferred tax assets	909,000	800,000
Valuation allowance	454,500	281,000
Deferred tax assets, net	454,500	519,000
- Current	87,500	175,000
- Long term	367,000	344,000

Operations in the USA have incurred a cumulative net operating loss of approximately $824,000 as of March 31, 2013, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2033. Other deferred tax assets relating to the allowance for doubtful accounts and stock compensation expenses amounting to $175,000 and $346,000 have been recorded respectively. 50% of the deferred tax assets balance has been provided as valuation allowance as of March 31, 2013 based on management’s estimate.

8. CONCENTRATIONS

Major Customer

For the nine months ended March 31, 2013 and 2012, approximately 65% and 60%, respectively, of the Company’s revenues were from one customer.

Major Suppliers

For the nine months ended March 31, 2013, three suppliers accounted for 25%, 12% and 10% of the total cost of revenues, respectively. For the nine months ended March 31, 2012, two suppliers accounted for 14% and 11% of the cost of revenues, respectively.

9. SUBSEQUENT EVENT

On April 19, 2013, the Company’s shareholders at the 2013 Annual Meeting of Shareholders voted and approved the issuance of 1,800,000 shares at price $1.71 per share to Zhang Zhong, a 90% shareholder in Tianjin Zhiyuan Investment Group Ltd. The proceeds for stock issuance has been received by the Company.

