Form 10-K
period 2013-06-30
Sino-Global Shipping America, Ltd.
filed 2013-09-27
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No   ☐

The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has issued and outstanding 4,703,841 shares of common stock and no shares of preferred stock.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2012 was approximately $2,623,784, based on the closing sales price of $1.79 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,465,801 shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts I, II and III of this Form 10-K: the registration statements filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) (the “Registration Statements”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”).

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

ii

PART I

Item 1.                   Business.

General

We are a general shipping agency service provider headquartered in the United States with subsidiaries in Australia, Canada, Hong Kong and the mainland China. Our principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we provide shipping agency services in the PRC through our affiliate, Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Qinhuangdao and Fangchenggang and provides general shipping agency services in all commercial ports in the PRC. Through these offices, we are able to coordinate our clients’ shipping needs, including preparing documents, husbanding vessels, working through customs issues, coordinating matters with port authorities, overseeing and settling cargo claims, tracking shipments, recommending trucking, warehousing and complementary services. We provide these services mainly through our well-established local agent network. We also act as a local agent and attend vessels directly in the ports in which we have branch offices.

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

We believe that there are over 1,900 licensed shipping agencies in China. At present, the state-owned shipping agency companies, namely Penavico, Sinoagent, CSA and Cosa, still dominate China’s shipping agency industry, combining to generate approximately 85% of the revenues in the industry. The remaining approved shipping agencies in operation share the remaining 15% of revenues in the industry.

We are well positioned between the state-owned agency giants and numerous small agents, becoming the leading non-government owned shipping agency service provider in China. This enables us to have a competitive advantage of applying more flexible strategies for our business development under uncertain economy environment.

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

•   Develop a shipping agency network in China and internationally. We acknowledge that shipping agency is a productive process related to both a loading port and a discharge port. As such, we believe the most cost effective way to develop our business is to build an international network that covers our clients’ shipping routes from their loading ports to their discharging ports. We have found a number of benefits of being able to develop an international shipping agency network, including the following advantages:

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

Customers

We currently provide shipping agency services to a variety of international vessels. The majority of our customers are large Chinese steel manufacturers, traders and international shipping companies that wish to ship goods to and from China. Our largest customer is Beijing Shourong Forwarding Service Co., Ltd (“Shourong”), an affiliate of Capital Steel, a steel company in China. We provide shipping agency services for all vessels carrying iron ore for Capital Steel. Revenues from this company accounted for approximately 63% and 54% of our revenues in 2013 and 2012, respectively. In line with the restructuring of the Chinese steel industry, our agency contract with Shourong has been under review and we have not provided agency services for its vessels discharging in a Chinese port since July 1, 2013. However, our agency services to Shourong vessels loading at overseas ports continues. We are working with Shourong to sign a new agency agreement. On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). We expect to generate major revenues from Zhiyuan for fiscal 2014 and forward.

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

Our Strengths

We believe that the following strengths differentiate us from our competitors in China’s shipping agency industry:

•   Experience in general shipping agency services. We are one of few shipping agents specialized in providing a full range of general shipping agency services in China. Unlike a local agent who specializes in dealing with procedures when a vessel arrives or departs in a port, a general agent focuses on serving clients’ needs for information about all ports for shipping arrangement, appointing local agents, coordinating the local agent before, in process and after vessel arrival or departure, saving parking time and loading/discharging costs and sometimes taking responsibilities for the vessel’s dispatch or demurrage. A general agent serves a larger client with shipments covering many local ports. We believe that our experience in providing general agency services gives us a competitive advantage in attracting large clients and helps us maintain the client business for longer periods of time once our tenders are successful.

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

•   Sinoagent. Sinoagent was formed in 1985 as a specialized subsidiary of Sinotrans Limited Company (“Sinotrans”), a company that provides integrated ocean transportation, land transport, airfreight, warehousing, express services, shipping agency and freight forwarding services. Due to its relationship with Sinotrans, Sinoagent is able to provide a seamless, integrated set of services to its customers. Sinoagent is the second largest state-owned shipping agency and has approximately 30% of shipping agency market in China.

•   CSA. CSA was established in 1997 and affiliates to China Shipping Group, specializing in shipping agency business for both domestic and international vessels and concurrently in other related business such as cargo agency and customs declaration. With the headquarter in Shanghai, CSA has set up more than 54 subsidiaries in major ports along the national coastline, the Yangtze River and the Pearl River of China. The subsidiaries undertake shipping agency business as well as cargo agency business and customs declaration etc. for both Chinese and foreign vessels navigating among the international lines and the vessels calling HK, Macao, Taiwan areas, and the coastlines and other water areas of China.

We believe that the three shipping agents’ primary strengths include the following:

•  the establishment of a complete port network in mainland China;

•  the presence of a large base of clients; and

•  the availability of funding and financial support from state-owned financial institutions.

Regulations on Foreign Exchange

               Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996, as amended in 2007 and 2008, and various regulations issued by State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

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

Employees

As of the date of filing of this report, we have 33 employees, 25 of whom are based in China. Of the total, 3 are in management, 10 are in operation, 9 are in financial affairs, and 11 in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.                Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.                Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.                   Properties.

We currently rent six (6) facilities throughout China, HongKong and the United States. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Beijing, PRC	Room 212, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 10/31/2013	207 m2

Shanghai, PRC	Rm 12B1/12C, No.359 Dongdaming.Road, Hongkou District, Shanghai, PRC 200080	Expires 05/31/2014	145 m2

Flushing, NY	136-56 39th Avenue, Room #305, Flushing, New York 11354	Expires 09/30/2014	150 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2015	77 m2

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

Item 4.                   Mine Safety Disclosures.

This item is inapplicable to the Company.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2013, there were four holders of record of our common stock. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2013
Common stock price per share:
High	$2.73	$2.49	$2.75	$1.89	$2.75
Low	$1.85	$1.30	$1.71	$1.24	$1.24

Fiscal year 2012
Common stock price per share:
High	$9.16	$3.99	$4.28	$5.73	$9.16
Low	$1.38	$1.59	$2.14	$2.15	$1.38

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

Compliance with Listing Rule 5550((b)(1)

We received a notification letter from NASDAQ dated November 21, 2012, regarding the noncompliance with the NASDAQ Capital Market Listing Rule 5550(b)(1) of maintaining a minimum of $2,500,000 in shareholders’ equity. In accordance with the instruction provided in the notification latter, we responded to NASDAQ, applying for a full extension together with a plan to regain compliance with the Listing Rule 5550(b)(1). The application for the 180 day full extension was granted by NASDAQ on January 24, 2013, allowing us to implement our plan on or before May 20, 2013. On April 19, 2013, our shareholders general meeting voted and approved the issuance of 1,800,000 new shares at market price to Mr. Zhang Zhong. We received the proceeds from the equity financing in April. Consequently, we returned to compliance with NASDAQ Capital Market Listing Rule 5550(b)(1), in accordance with the letter from NASDAQ on May 27, 2013.

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

We established a wholly-owned subsidiary, Sino-Global Shipping Canada Inc. (“Sino-Global Canada”) at the end of 2012, to provide services for ships loading commodities at Canadian ports. Sino-Global Canada has already commenced providing services to Baosteel's vessels in Canada.

The Company established a new wholly-owned subsidiary, Sino-Global Shipping New York Inc. in May 2013, to facilitate the development of an integrated overseas and local shipping agency network to help generate new business referral activities.

On July 5, 2011, Sino-China signed a Strategic Cooperative Agreement with COSCO Container Shipping Agency Co. Limited, one of the largest state-owned shipping agents in China. The Agreement entitles us to use COSCO Container Shipping Agency’s name to market business in China and overseas. In addition, we are able to provide shipping agency services through over 50 COSCO’s offices in China. Currently we are executing this agreement with COSCO.

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

On June 27, 2013, the Company signed a 5-year global logistic service agreement on June 27, 2013 with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together "Zhiyuan"). Under the terms of the agreement, Sino-Global will serve as Zhiyuan's exclusive global logistics service provider in charge of cargo import and export issues.

Revenues

China’s economy has slowed down since the second half of 2012 resulting in reduced volume of iron ore import. The number of ships we served decreased from 477 to 438 for the years ended June 30, 2012 and 2013, respectively. In addition, our major customer, Beijing Shourong Forwarding Services Co. Ltd. (“Shourong”), has changed its service arrangement with our Company since January 2013, from the lump sum fix rate discharging agency services to the protective agency services, for its ships discharging at a Chinese port. Because protective services generate much lower agency revenues per ship, our total revenues decreased from $33.88 million down to $17.33 million from the year ended June 30, 2012 to the year ended June 30, 2013.

	For the years ended June 30,
	2013	2012	Diff.	%
Number of ships served
Loading/discharging	161	363	(202)	(55.65)
Protective	277	114	163	142.98
Total	438	477	(39)	(8.18)

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

In general, we provide two types of shipping agency services, namely loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we charge shipping agency fees in two ways: (1) the lump sum amount is predetermined with a customer, and (2) the cost-plus fees are calculated based on the actual costs incurred plus a markup. We generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

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

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, selling expenses. Our total operating costs and expenses decreased in absolute amount, but increased as a percentage of total revenues for the year ended June 30, 2013 compared to the same periods ended June 30, 2012. The following table sets forth the components of our Company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	17,331,759	100.00	33,881,248	100.00	(16,549,489)	(48.85)

Costs and expenses
Cost of revenues	15,402,743	88.87	31,184,331	92.04	(15,781,588)	(50.61)

General and administrative expense	3,878,569	22.38	5,236,167	15.45	(1,357,598)	(25.93)
Selling expense	253,987	1.47	385,064	1.14	(131,077)	(34.04)
Total costs and expenses	19,535,299	112.71	36,805,562	108.63	(17,270,263)	(46.92)

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

We typically pay the costs of revenues on behalf of our customers for non-protective services. Except for Australia and Canada where our revenues and costs are settled in the local currencies, we receive most revenues from our clients in U.S. dollars and pay most costs of revenues to the local port agents in local currency, for example RMB in China. As such, the costs of revenues will change if the foreign currency exchange rates change.

Our costs of revenues as a percentage of our total revenues decreased from 92.04% for the year ended June 30, 2012 down to 88.87% for the year ended June 30, 2013. Consequently, our gross margin increased from 7.96% for the year ended June 30, 2012 up to 11.13% for the year ended on June 30, 2013. The gross margin increased because we provided protective services to more ships, which had generated higher gross margin compared to loading/discharging services.

	For the years ended June 30,
	2013	2012	Diff.
Revenues ($)	17,331,759	33,881,248	(16,549,489)
Loading/discharging	16,706,787	33,750,277	(17,043,490)
Protective	624,972	130,971	494,001

Costs of revenues ($)	15,402,743	31,184,331	(15,781,588)
Loading/discharging	15,261,719	31,131,898	(15,870,179)
Protective	141,024	52,433	88,591

Gross profits ($)	1,929,016	2,696,917	(767,901)
Loading/discharging	1,445,068	2,618,379	(1,173,311)
Protective	483,948	78,538	405,410

Gross margin (%)	11.13	7.96	3.17
Loading/discharging	8.65	7.76	0.89
Protective	77.44	59.97	17.47

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, depreciation expenses, office rental expenses and expenses for legal, accounting and other professional services. For the year ended June 30, 2013, our general and administrative expenses as a percentage of our total revenues increased from 15.45% to 22.38% compared to the year ended June 30, 2012, mainly due to sharply decreased revenues. On the other hand, our general and administrative expenses reduced by $1.36 million, representing a decrease of 25.93% compared to the last fiscal year of 2012.

Selling Expenses. Our selling expenses primarily consist of commissions and traveling expenses for our operating staff to the ports at which we provide services. Because of the decrease in our revenues, our selling expenses decreased in absolute amount but increased as a percentage of our total net revenues for the year ended June 30, 2013 compared to the year ended June 30, 2012.

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

Some contracts provide that revenues are recognized as a mark up of actual costs incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal year, the Company estimates revenues and costs based on its previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and cost rate of the port. The estimated revenues and costs also incorporate additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays, etc. The estimated costs of revenue are based on the cost information provided by the local port and /or the Company’s historical experience of similar transactions.

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

We generally obtain advance payment of our shipping agency fees prior to providing service to our clients. This significantly reduces the amount of accounts receivable when the shipping agency fees are recognized. To the extent our estimates are insufficient; we bill our clients for the balance which is expected to be paid within 30 days.

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

2014 Trends

Fiscal 2013 was a challenging year and we expect the difficult macroeconomic conditions to continue in Fiscal 2014. While our revenues were down in Fiscal 2013, we made significant strides in improving our gross margin and reducing our overhead. Our top priority in Fiscal 2014 is to cut costs and focus on earnings and profitability as we reorganize our business and streamline our operations. In accordance with our revised strategic plan, we will implement various business initiatives that are designed to strengthen our working capital and operating cash flows as well as our ability to deliver sustainable quarterly earnings. Specifically, we are planning to:

•      diversify our business and reduce our dependence on key customers such as Shourong;

•      revise our cost structure to make it more scalable;

•      reduce our overhead, especially our general and administrative expenses;

•      monetize our business relationship with Zhiyuan to generate earnings from the logistic service business; and

•      expand our revenue base by creating new business referral opportunities through our overseas and local shipping agency network.

We have signed a 5-year global logistic service agreement with Zhiyuan in June 2013 and will take advantage of this arrangement to expand our service platform. As a small company with pressing priorities and limited resources, we will continue to leverage our cost control measures to enhance our profitability as a protective agent and rely on our internal control structure to ensure compliance with applicable rules and regulations.

Results of Operations

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Revenues. Our total revenues decreased by 48.85% from $33,881,248 for the year ended June 30, 2012 to $17,331,759 in the comparable year in 2013. The number of ships that generated revenues for us decreased from 477 for the year of fiscal 2012 to 438 for the comparable period of fiscal 2013. More importantly, we provided protective services for more ships, which generated significantly lower revenues per ship. For the year ended June 30, 2013, we provided protective services to 277 ships, compared to 114 ships for the year of fiscal 2012. In contrast, we provided loading/discharging service to 161 and 363 ships for the years ended June 30, 2013 and 2012, respectively.

Total Operating Costs and Expenses.  Our total operating costs and expenses decreased by 46.92% from $36,805,562 for the year ended June 30, 2012 to $19,535,299 for the year ended June 30, 2013. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•
Costs of Revenues. Our cost of revenues decreased by 50.61% from $31,184,331 for the year ended June 30, 2012 to $15,402,743 for the year ended June 30, 2013. The revenues decreased more slowly than costs of revenues and the gross margins increased from 7.96% to 11.13% for the comparative years ended June 30, 2012 and 2013, respectively. The increase in gross margins was mainly due from shift in revenue mix from lower margin loading/unloading services to higher margin protective services. However, the devaluation of the U.S. dollar against the Chinese RMB resulted in a 1.18% decrease in gross margin. The average foreign exchange rate was $1.00 to RMB6.2458 for the year ended June 30, 2013 compared to $1.00 to RMB6.3520 for the year ended June 30, 2012, a 1.67% increase during the period.

•
General and Administrative Expenses. Our general and administrative expenses decreased by 25.93% from $5,236,167 for the year ended June 30, 2012 to $3,878,569 for the year ended June 30, 2013. This mainly due to (1) decreased office rent of $140,198, (2) a decrease of $536,028 in business promotion, (3) decreased public company listing expenses of $224,400, (4) decreased salaries and benefits for our staff of $494,630, (5) decreased travelling expense of $89,370. The decrease of general and administrative expenses was offset by an increase of $351,493 in the bad debts provision. We will continue our budget control efforts to reduce the general and administrative expenses as a percentage of total revenues.

•
Selling Expenses. Our selling expenses decreased by 34.04% from $385,064 for the year ended June 30, 2012 to $253,987 for the year ended June 30, 2013. Most selling expenses are commissions paid to business partners who refer shipping agency business to us.

Operating Loss. We had an operating loss of $2,203,540 for the year ended June 30, 2013, compared to an operating loss of $2,924,314 for the comparable year ended June 30, 2012. The operating loss for the year of fiscal 2013 was decreased primarily due to the reduced costs of revenues and general and administrative expenses.

Financial Income, Net. Our net financial expense was $15,520 for the year ended June 30, 2013, compared to our net financial income of $46,169 for the year ended June 30, 2012. The net financial expense was derived largely from the foreign exchange income recognized in the financial statement consolidation. Foreign exchange losses resulting from the settlement of foreign exchange transactions are recognized in the consolidated statements of operations.

Taxation. Our income tax expense was $410,089 for the year ended June 30, 2013, compared to income tax benefits of $120,232 for the year ended June 30, 2012. The income tax expense of $413,900 was deferred tax expense resulted from an increase of the valuation allowance of deferred tax assets.

Net Loss. As a result of the foregoing, we had a net loss of $2,576,896 for the year ended June 30, 2013, compared to net loss of $2,812,969 for the year ended June 30, 2012. After deduction of non-controlling interest in loss, net loss attributable to Sino-Global Shipping America, Ltd. was $1,799,755 for the year ended June 30, 2013, compared to net loss of $1,768,075 for the year ended June 30, 2012. With other comprehensive loss foreign currency translation, comprehensive loss was $1,707,657 for the year ended June 30, 2013, compared to comprehensive loss of $1,703,123 for the year ended June 30, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations. As of June 30, 2013, we had $3,048,831 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 94.65% of our cash in banks in the USA, Australia, Canada and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2013	2012

Net cash (used in) provided by operating activities	$(4,361,613)	$185,710
Net cash used in investing activities	(50,931)	(42,680)
Net cash provided by (used in) financing activities	3,026,536	(569,474)
Net decrease in cash and cash equivalents	(1,384,502)	(445,495)
Cash and cash equivalents at the beginning of year	4,433,333	4,878,828
Cash and cash equivalents at the end of year	3,048,831	4,433,333

Operating Activities

Net cash used in operating activities was $4,361,613 for the year ended June 30, 2013, compared to net cash provided by operating activities of $185,710 for the comparable year in 2012. The increased use in operating cash flows is mainly attributable to a net loss of $2,576,896 and a decrease in accounts payable of $4,247,905, offset by (1) an increase in advances from customers of $406,735, (2) an increase in other current liabilities of $254,513, (3) a decrease in other receivables of $235,629, (4) a decrease in accounts receivables of $127,928, (5) a decrease in advances to suppliers of $128,505, (6) adjustment on deferred tax assets of $413,900 and (7) provision for doubtful accounts of $518,835. According to the agreement signed with Shourong, we should receive our fixed lump sum agency fees prior to our services to be provided. This important term has been breached and Shourong had not paid our fees since September 2012. As of June 30, 2013, our net accounts receivable from Shourong amounted to approximately $2.56 million, leveraged by approximately $2.72 million accounts payable to local port agents for the shipping services related to Shourong. Through the date of this report, we are coordinating between Shourong and local port agents to reach an acceptable settlement for all parties involved by which Shourong will pay the outstanding port charges directly to the local port agents. On July 30, 2013, three fund  transfer agency agreements were executed, whereby Shourong will pay directly to local port agents approximately $1.8 million. As almost the all balance due from Shourong represents port charges, the unpaid amount from Shourong will not damage our solvency.

Investing Activities

Net cash used in investing activities was $50,931 compared to net cash used in investing activities of $42,680 for the years ended June 30, 2013 and 2012, respectively. We made capital expenditures of $50,931 and $42,680 for the years ended June 30, 2013 and 2012, representing 0.68% and 0.40% of our total assets, respectively.

Financing Activities

Net cash provided by financing activities was $3,026,536 for the year ended June 30, 2013 mainly from the issuance 1,800,000 shares to Mr. Zhang Zhong on April 19, 2013, and offset by a decrease of non-controlling interest in majority-owned subsidiary.

Working Capital

Total working capital amounted to $2,740,260 as at June 30, 2013 compared to $1,753,974 as at June 30, 2012. Total current assets decreased by $2,641,236 from $9,786,401 as at June 30, 2012 to $7,145,165 as at June 30, 2013. Decrease in total current assets is principally a result of decrease in cash of approximately $1.38 million and decrease in accounts receivable of approximately $0.65 million.

Current liabilities amounted to $4,404,905 as at June 30, 2013, in comparison to $8,032,427 as at June 30, 2012. The decrease was attributable mainly to a decrease in accounts payable of $4,247,905 resulting from payments made to port agents in the first two quarters of 2013, offset by an increase in other current liabilities of $254,513.

The current ratio increased from 1.22 at June 30, 2012 to 1.62 at June 30, 2013. The improvement in our current ratio was primarily due to the decrease in our current liabilities especially for the decrease in accounts payable.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through May 17, 2015. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2013:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$187,341	$146,114	$41,227	$—

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2013, the Company has estimated its severance payments of approximately $127,200, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

As of June 30, 2013, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2013. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2013, its internal control over financing reporting is effective based on those criteria.

  Item 9B.               Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2013 in a report on Form 8-K.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Cao Lei
Chief Executive Officer and Director
Age — 49
Director since 2001

Mr. Cao is our Chief Executive Officer and a Director. Mr. Cao founded Sino-Global Shipping Agency Ltd. (“Sino-China”) in 2001 and has been the Chief Executive Officer since that time. Mr. Cao has been Chief Executive officer of our company since its formation. Prior to founding Sino-China, Mr. Cao was a Chief Representative of Wagenborg-Lagenduk Scheepvaart BV, Holland, from 1992 – 1993, Director of the Penavico-Beijing’s shipping agency from 1987 through 1992, and a seaman for Cosco-Hong Kong from 1984 through 1987. Mr. Cao received his EMBA degree in 2009 from Shanghai Jiao Tong University. Mr. Cao was chosen as a director because he is the founder of our company and we believe his knowledge of our company and years of experience in our industry give him the ability to guide our company as a director.

Zhang Mingwei
Chief Financial Officer and Director
Age — 59
Director since 2007

Mr. Zhang has extensive knowledge and experience in accounting from the perspective as an academician and a practicing accountant. Mr. Zhang joined our company as its Chief Financial Officer and a Director in September 2007. From May 2001 until December 2007, Mr. Zhang was a partner in Baker Tilly China, an international public accounting firm. From July 1994 to June 2003, he served as a Lecturer at Monash University in Australia. Mr. Zhang received a Bachelor’s degree and a Master’s degree in Accounting from Tianjin University of Finance and Economics. He also received a Master’s degree in Commerce from The University of Newcastle. Mr. Zhang is a Certified Management Accountant in Australia. Mr. Zhang was chosen as a director because of his financial experience and because he is an experienced member of our management team with an in-depth awareness of our financial capabilities.

Wang Jing
Independent Director
Age — 64
Director since 2007

Mr. Wang joined our Board of Directors in 2007. Mr. Wang currently serves as Chief Economist to China Minsheng Banking Corp., Ltd. and has held this position since December 2002. Mr. Wang was a Chinese Project Advisor for the World Bank from 1990 until 1994. From 1998 through 2000, Mr. Wang was the vice director of Tianjin Security and Futures Supervision Office, in charge of initial public offerings and listing companies. Mr. Wang is an independent director for Tianjin Binhai Energy & Development Co. Ltd., (Shenzhen Stock Exchange: 000695); Tianjin Marine Shipping Co., Ltd. (Shanghai Stock Exchange: 600751); and ReneSola Company (London Stock Exchange: SOLA). Mr. Wang received a Bachelor degree in Economics from Tianjin University of Finance and Economics. Mr. Wang was chosen as a director because of his economics background and experience working with public companies.

Dennis O. Laing
Independent Director
Age — 66
Director since 2007

Mr. Laing joined our Board of Directors in 2007. Mr. Laing has practiced law in Richmond, Virginia for over 30 years. Mr. Laing’s law practice centers upon business and corporate law with a special interest in the energy, healthcare and technology sectors. Mr. Laing received a bachelor’s degree in government from the University of Virginia and a law degree from the University of Richmond. Mr. Laing currently serves as a director of eFuture Information Technology Inc., an enterprise solutions software and services company that is listed on the NASDAQ Capital Market and Recon Technology, Ltd., an oil and gas automation services company that is listed on the NASDAQ Capital Market. Mr. Laing has been chosen as a director because we believe his legal experience as well as his experience serving on the boards of other Chinese companies listed in the U.S. will be beneficial to the guidance of our company.

Liu Tielang
Independent Director
Age — 53
Director since 2013

Dr. Liu, 53, currently serves as the vice president in charge of accounting and finance to China Sun-Trust Group Ltd. and has held this position since 2001. Dr. Liu was a financial controller for Huaxing Group Ltd from 1998 to 2001. From 1996 through 1998, he was the chief accountant of China Enterprise Consulting Co., Ltd. Before working in industry, Dr. Liu taught accounting and finance in a university for more than ten years and has published tens of books and articles. Dr. Liu is a CPA in China. He received a PhD, master and bachelor degrees from Tianjin University of Finance and Economics. Dr. Liu has been chosen to serve as a director because of his accounting and business knowledge and experience in working with Chinese companies.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement. None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Leadership Structure

Mr. Cao Lei currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Cao simply holds both positions at this time. The Board of Directors believes that Mr. Cao’s service as both Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its shareholders. Mr. Cao possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

We do not have a lead independent director because of the foregoing reasons and also because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company as such we deem it appropriate to be able to benefit from the guidance of Mr. Cao as both our Chief Executive Officer and Chairman of the Board.

Risk Oversight

               Our Board of Directors plays a significant role in our risk oversight. The Board of Directors makes all relevant Company decisions. As such, it is important for us to have our Chief Executive Officer serve on the Board as he plays a key role in the risk oversight of the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Section 16(a) Beneficial Ownership Reporting Compliance (Regulation S-K Item 405)

Except as set forth in the following paragraph, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years.

Notwithstanding the foregoing, the Company has been advised that Zhang Mingwei, its Chief Financial Officer and director, failed to file on a timely basis reports required by Section 16(a) in connection with a single instruction to sell 54,000 shares of common stock of the Company. The June 13, 2013 instruction was partially carried out by Mr. Zhang’s broker over several sales, for an aggregate sale of 52,700 shares. A total of 1,300 shares of Mr. Zhang’s common stock remain unsold at the date of this filing. In addition, Mr. Zhang Zhong purchased 1,800,000 shares of the Company’s common stock after the Company’s shareholders approved such issuance. The shares were issued on or about May 24, 2013.

Regulation S-K Item 406

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission.

Regulation S-K Item 407(c)(3)

None.

Regulation S-K Item 407(d)(4) and (5)

The Company has an audit committee, consisting solely of the Company’s independent directors, Tieliang Liu, Wang Jing and Dennis O. Laing. Mr. Liu qualifies as the audit committee financial expert.  The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link:  http://media.corporate-ir.net/media_files/irol/22/221375/corpgov/AuditCommCharte09272008.pdf.

Item 11.                Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Cao Lei, our Principal Executive Officer, and Mr. Zhang Mingwei, our Principal Accounting and Financial Officer, for the years ended June 30, 2013 and 2012. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name	Year	Salary	Bonus	Securities-based Compensation		All other compensation	Total
		US$	US$	US$		US$	US$
Cao Lei, Principal Executive	2013	150,811		0	(1)		150,811
Officer	2012	198,550	-	0		-	198,550

Zhang Mingwei, Principal	2013	75,999		0	(1)		75,999
Accounting and Financial Officer	2012	131,309	-	0		-	131,309

(1)
We granted each of Mr. Cao and Mr. Zhang options to purchase 36,000 shares of our common stock for $7.75 per share. We granted these options on May 20, 2008. Although we recognize $53,114 in compensation expense for these options as 10,800 options vested for each of Mr. Cao and Mr. Zhang in fiscal 2013, changes in SEC disclosure requirements require us to disclose the grant date fair value of these shares. As the grant was made in fiscal 2008, the amount is not reflected in this summary compensation table.

Director Compensation(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(2)	All other compensation ($)	Total ($)
Dennis Laing	13,000	0	0	0	13,000
Liu Tielang(3)	4,000	0	20,100	0	24,100
Wang Jing	13,000	0	0	0	13,000
Joseph Jhu(4)	9,000	0	0	0	9,000

(1)
This table does not include Mr. Cao Lei, our Principal Executive Officer, or Mr. Zhang Mingwei, our Principal Financial and Accounting Officer, who are both directors and named executive officers, because their compensation is fully reflected in the Summary Compensation Table.

(2)
We granted options to purchase 10,000 shares of our common stock to each of Mr. Dennis Laing, Mr. Wang Jing and Mr. Joseph Jhu on May 20, 2008 and December 15, 2009. Although we recognized $14,754 for Mr. Dennis Laing and Mr. Wang Jing and $3,880 for Mr. Liu Tielang in compensation expense such directors’ options in fiscal 2013, no value is reflected for the award in this table.

(3)
Mr. Liu Tielang became a director on January 31, 2013 and received options to purchase 10,000 shares of our common stock. We have recognized the full grant-date fair value of these options in the above table.

(4)	Mr. Joseph Jhu resigned as a director on January 31, 2013. All options granted to Mr. Jhu have been forfeited.

Employment Agreements with the Company’s Named Executive Officers

               Sino-China has employment agreements with each of Mr. Cao Lei and Mr. Zhang Mingwei. Both Mr. Cao’s and Mr. Zhang’s employment agreements provide for long-term employment, without a definite term. Under Chinese law, these employment agreements may only be terminated without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement are scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	102,000	$6.90	0
Equity compensation plans not approved by security holders	—	—	—

Outstanding Equity Awards at Fiscal Year-End

Option Awards(1)

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Cao Lei, Principal Executive Officer	36,000	0	0	$7.75	May 19, 2018
Zhang Mingwei, Principal Accounting and Financial Officer	36,000	0	0	$7.75	May 19, 2018

(1)
Our Company has not made any stock awards. For this reason, we have excluded the following columns from this table: (g) Number of shares or units of stock that have not vested (#); (h) Market value of shares of units of stock that have not vested ($); (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#); and (j) Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($).

Name and Address	Title of Class	Amount of Beneficial Ownership		Percentage Ownership
Mr. Cao Lei(1)	common	1,420,040	(2)	29.96%
Mr. Zhang Mingwei(1)	common	37,300	(2)	*	%
Mr. Wang Jing (1)	common	10,000	(3)	*	%
Mr. Dennis O. Laing (1)	common	10,000	(3)	*	%
Mr. Liu Tieliang (1)	common	0	(4)	*	%
Total Officers and Directors (5 individuals)	common	1,477,340		30.80%

Other Five Percent Shareholders
Mr. Zhang Zhong(5)	common	1,800,000		38.27%
Mr. Daniel E. Kern(6)	common	389,100	(7)	8.27%
______________
*             Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 136-56 39th Avenue, Room #305, Flushing, NY 11354.
(2)	Mr. Cao and Mr. Zhang each has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(3)	Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, all of which will vest more than 60 days after the date hereof.

(5)
Mr. Zhang Zhong’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.

(6)	Mr. Kern’s address is 1027 Goldenrod Ave., Corona Del Mar, CA 92625.
(7)
Mr. Kern owns 176,200 shares in his individual name, 187,900 shares in the Daniel E. Kern ROTH IRA, and 25,000 shares through Kern Asset Management.  Mr. Kern maintains sole voting and dispositive power as to these shares.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd is owned by Mr. Zhang Zhong, the largest shareholder of the Company. For the year ended June 30, 2013, we have had no business transaction with Zhiyuan. Before Mr. Zhang Zhong was a shareholder of the Company, he agreed with the Company to cause Zhiyuan to procure certain services from the Company. The 5-year global logistic service agreement details the nature of such cooperation between Zhiyuan and the Company. Thus, while Mr. Zhang Zhong’s initial agreement to direct business to the company was made when he was not a related party, the subsequent agreement was entered after he was a related party.

As of June 30, 2013, we reported a due from related party of approximately $541,400 from Sino-G Trading Inc., an entity that is owned by the brother-in-law of our CEO. Sino-G Trading Inc. performed as a fund transfer agent for our services in Tianjin, PRC, and the amount due represents the balance that had not been paid to the local port.

Item 14.                Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2013. Audit services provided by Friedman LLP for fiscal 2013 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal 2013 and 2012, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $150,000 and $225,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.                Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
99.1	Press release dated September 27, 2013 titled "Sino-Global Announces Fiscal 2013 Financial Results."(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 27, 2013	By:	/s/ Zhang Mingwei
Zhang Mingwei
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 27, 2013	By:	/s/ Cao Lei
Cao Lei
Chief Executive Officer
(Principal Executive Officer)

September 27, 2013	By:	/s/ Wang Jing
Wang Jing
Independent Director

September 27, 2013	By:	/s/ Dennis Laing
Dennis Laing
Independent Director

September 27, 2013	By:	/s/ Liu Tieliang
Liu Tieliang
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in equity for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 27, 2013

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$3,048,831	$4,433,333
Advances to suppliers	231,772	360,277
Accounts receivable, less allowance for doubtful accounts of $690,065 and $357,042	3,142,203	3,788,966
Other receivables, less allowance for doubtful accounts of $233,950 and $80,000	142,206	377,835
Other current assets	12,488	82,257
Prepaid taxes	26,288	27,356
Deferred tax assets	-	175,000
Due from related party	541,377	541,377

Total current assets	7,145,165	9,786,401

Property and equipment, net	267,662	415,672
Other long-term assets	18,278	30,457
Deferred tax assets	105,100	344,000

Total Assets	$7,536,205	$10,576,530

Liabilities and Equity
Current liabilities
Advances from customers	$710,172	$303,437
Accounts payable	3,219,240	7,467,145
Accrued expenses	51,352	92,217
Other current liabilities	424,141	169,628

Total Current Liabilities	4,404,905	8,032,427

Total Liabilities	4,404,905	8,032,427

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value	-	-
Common stock, 10,000,000 shares authorized, no par value; 4,829,032 and 3,029,032 shares issued as of June 30, 2013 and 2012; 4,703,841 and 2,903,841 outstanding as of June 30, 2013 and 2012	10,750,157	7,709,745
Additional paid-in capital	1,144,842	1,191,796
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(4,856,613)	(3,056,858)
Accumulated other comprehensive income	54,791	16,709
Unearned Stock-based Compensation	(15,520)	(202,089)

Total Sino-Global Shipping America Ltd. Stockholders' equity	6,705,130	5,286,776

Non-Controlling interest	(3,573,830)	(2,742,673)

Total equity	3,131,300	2,544,103

Total Liabilities and Equity	$7,536,205	$10,576,530

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2013	2012

Net Revenues	$17,331,759	$33,881,248

Cost of revenues	(15,402,743)	(31,184,331)
Gross profit	1,929,016	2,696,917

General and administrative expenses	(3,878,569)	(5,236,167)
Selling expenses	(253,987)	(385,064)
	(4,132,556)	(5,621,231)

Operating Loss	(2,203,540)	(2,924,314)

Financial (expense) income, net	(15,520)	46,169
Other income, net	52,253	134,970
Loss from equity investment	-	(190,026)
	36,733	(8,887)

Net loss before provision for income taxes	(2,166,807)	(2,933,201)

Income tax (expense) benefit	(410,089)	120,232

Net loss	(2,576,896)	(2,812,969)

Net loss attributed to non-controlling interest	(777,141)	(1,044,894)

Net loss attributable to Sino-Global Shipping America, Ltd	(1,799,755)	(1,768,075)

Net loss	$(2,576,896)	$(2,812,969)

Other comprehensive income:
Foreign currency translation adjustments	38,082	25,732
Comprehensive loss	(2,538,814)	(2,787,237)

Less: Comprehensive loss attributable to non-controlling interest	(831,157)	(1,084,114)

Comprehensive loss attributable to Sino-Global Shipping America Ltd.	$(1,707,657)	$(1,703,123)

Loss per share
-Basic and diluted	$(0.38)	$(0.61)

Weighted average number of common shares used in computation
-Basic and diluted	4,703,841	2,903,841

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2013	2012

Operating Activities

Net loss	$(2,576,896)	$(2,812,969)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of stock option expense	139,615	195,469
Depreciation and amortization	198,825	244,180
Provision for doubtful accounts	518,835	162,087
Deferred tax expense (benefit)	413,900	(150,000)
Loss from equity investment	-	190,026
Gain on disposition of property and equipment	(3,448)	-
Changes in assets and liabilities
Decrease (Increase) in advances to suppliers	128,505	(21,970)
Decrease (Increase) in accounts receivable	127,928	(2,103,063)
Decrease in other receivables	235,629	40,018
Decrease in other current assets	74,984	23,424
Decrease in prepaid taxes	1,068	259,136
Decrease in other long-term assets	6,964	5,784
Increase (Decrease) in advances from customers	406,735	(407,454)
(Decrease) Increase in accounts payable	(4,247,905)	4,553,592
(Decrease) Increase in accrued expenses	(40,865)	11,071
Increase (Decrease) in other current liabilities	254,513	(3,621)

Net cash (used in) provided by operating activities	(4,361,613)	185,710

Investing Activities
Acquisitions of property and equipment	(67,116)	(42,680)
Proceeds from sale of fixed assets	16,185	-

Net cash used in investing activities	(50,931)	(42,680)

Financing Activities
Proceeds from Issuance of common stock	3,040,412	-
Increase in due from related party	-	(541,377)
Decrease in noncontrolling interest in majority-owned subsidiary	(13,876)	(28,097)

Net cash provided by (used in) financing activities	3,026,536	(569,474)

Effect of exchange rate fluctuations on cash and cash equivalents	1,506	(19,051)

Net decrease in cash and cash equivalents	(1,384,502)	(445,495)

Cash and cash equivalents at beginning of year	4,433,333	4,878,828

Cash and cash equivalents at end of year	$3,048,831	$4,433,333

Supplemental information
Income taxes paid	$26,400	$26,400

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Unearned stock-based compensation	Total stockholders' Equity	Non- controlling interest	Total Equity
	Shares	Amount
Balance as of June 30, 2011	3,029,032	$7,709,745	1,191,796	$(372,527)	$(1,288,783)	$(9,023)	$(397,558)	$6,833,650	$(1,658,559)	$5,175,091

Amortization of stock options							195,469	195,469		195,469
Foreign currency translation						25,732		25,732	(39,220)	(13,488)
Net loss					(1,768,075)			(1,768,075)	(1,044,894)	(2,812,969)
Balance as of June 30, 2012	3,029,032	7,709,745	1,191,796	(372,527)	(3,056,858)	16,709	(202,089)	5,286,776	(2,742,673)	2,544,103

Issuance of common stock	1,800,000	3,040,412						3,040,412		3,040,412
Issuance of stock options			19,400				(19,400)	-		-
Stock options forfeited			(66,354)				66,354	-		-
Amortization of stock options							139,615	139,615		139,615
Foreign currency translation						38,082		38,082	(54,016)	(15,934)
Net loss					(1,799,755)			(1,799,755)	(777,141)	(2,576,896)
Balance as of June 30, 2013	4,829,032	$10,750,157	1,144,842	$(372,527)	$(4,856,613)	$54,791	$(15,520)	$6,705,130	$(3,573,830)	$3,131,300

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

The Company established a new wholly-owned subsidiary, Sino-Global Shipping Canada Inc.(“Sino-Global Canada”) in 2012, to provide services for ships loading commodities at Canadian ports and delivering them to China.

The Company established a new wholly-owned subsidiary, Sino-Global Shipping New York Inc. in May 2013, to facilitate the development of an integrated overseas and local shipping agency network to help generate new business referral activities.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,
	2013	2012

Total current assets	$145,307	$537,068
Total assets	326,480	766,075
Total current liabilities	324,334	298,948
Total liabilities	324,334	298,948

(c) Reclassification

Certain prior year amounts were reclassified to conform to the current year presentation. Advances to suppliers at the amount of $541,377 were reclassified to due from related party as of June 30, 2012. Certain line items on the Statements of Cash Flows for the year ended June 30, 2012 have been reclassified accordingly. These reclassifications have no material impact on the previously reported financial position, results of operations or cash flows.

(d) Fair Value of Financial Instruments

We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 — Unobservable inputs which reflect management’s assumptions based on the best available information.

The carrying value of accounts receivable, other receivables, other current assets, and current liabilities approximate their fair values because of the short-term nature of these instruments.

(e) Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock options, cost of revenues, allowance for doubtful accounts, deferred income taxes, and the useful lives of property and equipment.

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(f) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global AUS, Sino-Global HK, Sino-Global Canada and Trans Pacific in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates for the years ended June 30, 2013 and June 30, 2012 are as follows:

	June 30,
	2013		2012
Foreign currency	BS	PL	BS	PL
RMB:1USD	6.1787	6.2458	6.3249	6.3520
1AUD:USD	0.9143	1.0266	1.0203	1.0323
1HKD:USD	0.1289	0.1289	0.1289	0.1286
1CAD:USD	0.9506	0.9956	0.9836	0.9967

(g) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. Cash balances of $2,604,933 are not insured by the Federal Deposit Insurance Corporation or other programs.

(h) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of June 30, 2013 and 2012, the allowance for doubtful accounts totaled $690,065 and $357,042, respectively.

(i) Property and Equipment

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

(j) Revenue recognition

The Company charges shipping agency fees in two ways: (1) fixed fees that are predetermined with the customer, and (2) cost-plus fees that are calculated based on the actual costs incurred plus a markup. The Company generally requires retainer payments in advance from customers and bills them on the balance within 30 days after the transactions are completed.

Revenues are recognized from shipping agency services upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

Some contracts provide that revenues are recognized as a mark up of actual costs incurred. In a situation where the services are completed but the information on the actual expenses is not available at the end of the fiscal year, the Company estimates revenues and costs based on its previous experience for the revenues of the same kind of vessels, port charges on the vessel’s particulars/movement and cost rate of the port. The estimated revenues and costs also incorporate additional costs incurred, such as extra weight taxes because of extended parking time at a harbor, additional tow boats used because of inclement weather, overtime during public holidays, etc. The estimated costs of revenue are based on the cost information provided by the local port and /or the Company’s historical experience of similar transactions.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2013 and 2012, respectively.

Income tax returns for the years prior to 2011 are no longer subject to examination by US tax authorities.

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

(l) Loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive.

The effect of 102,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive.

(m) Stock-based compensation

Valuations are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was measured in the Black-Scholes option pricing model, using the level 2 inputs. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

(n) Risks and Uncertainties

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

(o) Recent Accounting Pronouncements

There have been no new accounting pronouncements that would have a material impact on the financial position of the Company.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly amounts to be received from customers for advance payments made to the port agent for reimbursable charges to be incurred in connection with the costs of services as well as loans to employees.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and miscellaneous accrued liabilities.

4. PROPERTY AND EQUIPMENT, AT COST.

Property and equipment are as follows:

	June 30,
	2013	2012

Land and building	$80,461	$78,601
Motor vehicles	731,372	918,451
Computer equipment	122,002	126,729
Office equipment	46,319	46,359
Furniture and Fixtures	52,687	53,440
System software	123,391	120,539
Leasehold improvement	68,981	67,387

Total	1,225,213	1,411,506

Less : Accumulated depreciation and amortization	957,551	995,834

Property and equipment, net	$267,662	$415,672

  5. STOCK-BASED COMPENSATION

On January 31, 2013, the Company issued 10,000 stock options to a member of the audit committee, to purchase the Company’s common stock. On January 1, 2013, 46,000 options were cancelled due to resignation of one employee and one member of the audit committee from the Company. Accordingly, the Company reversed the unvested amount of $66,354 from unearned stock-based compensation.

A summary of the options is presented in the table below:

	June 30, 2013		June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	138,000	$7.43	138,000	$7.43
Granted	10,000	2.01	-	-
Canceled, forfeited or expired	(46,000)	7.43	-	-

Options outstanding, end of year	102,000	$6.90	138,000	$7.43

Options exercisable, end of year	92,000	$7.43	100,400	$7.49

Following is a summary of the status of options outstanding and exercisable at June 30, 2013:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	92,000	-	$7.75	92,000	-
$2.01	10,000	4.6 year	$2.01	-	4.6 year
	102,000			92,000

The issuance of the Options is exempted from registration under the Securities Act of 1933, as amended (the “Act”). The Options will vest at a rate of 20% per year, with 20% vesting initially when granted. The Common Stock underlying the Options granted may be sold in compliance with Rule 144 under the Act. The term of the Options is 10 years and the exercise price of the 2013 options is $2.01 (10,000 options). Each Option may be exercised to purchase one share of Common Stock. Payment for the Options may be made in cash or by exchanging shares of Common Stock at their Fair Market Value. The Fair Market Value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. The aggregate fair value of $15,520 and $202,089 at June 30, 2013 and 2012, respectively, is presented as “Unearned Stock-based Compensation”. The Company amortized stock option expenses of $139,615 and $195,469 for the years ended June 30, 2013 and 2012 respectively.

The fair value of 10,000 stock options granted in 2013 was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Pricing Model for 2013 options
Assumptions:
Stock Price	$1.94
Strike Price	$2.01
Volatility	452.04%
Risk-free Rate	0.88%
Expected life	5 yrs
Dividend Yield	0.00%
Number of Options	10,000

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2013:

Warrants Outstanding	Warrants Exercisable	Weighted Aaverage Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	5.0 years

6. COMMON STOCK TRANSACTION

On April 19, 2013, the Company’s shareholders at the 2013 Annual Meeting of Shareholders voted and approved the issuance of 1,800,000 shares at the market trading price  to  an unrelated individual who, after the transaction will own a substantial amount of the common stock in the Company. This individual also owns 90% shareholder in Tianjin Zhiyuan Investment Group Ltd.(Tianjin).  Tianjin and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd signed a 5-year global logistic service agreement with the Company On June 27, 2013. See note 11.

7. NON-CONTROLLING INTEREST

Non-controlling interest in Sino-China consists of the following:

	June 30,
	2013	2012
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(85,653)	(45,514)
Accumulated deficit	(3,818,847)	(3,050,234)
Other adjustments	(30,793)	(22,265)
	(3,577,849)	(2,760,569)
Trans Pacific Logistics Shanghai Ltd.	4,019	17,896
Total	$(3,573,830)	$(2,742,673)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through May 17, 2015. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending June 30,

2014	$146,114
2015	41,227
$187,341

Rent expense for the years ended June 30, 2013 and 2012 was $214,066 and $354,264, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2013, the Company has estimated its severance payments of approximately $127,200, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

9. INCOME TAXES

The income tax (provision) benefit for the years ended June 30, 2013 and 2012 are as follows:

	For the years ended June 30,
	2013	2012

Current
USA	$3,811	$(29,768)
China	-	-
	3,811	(29,768)
Deferred
USA	(413,900)	150,000
China	-	-
	(413,900)	150,000
Total	$(410,089)	$120,232

Operations in the USA have incurred a cumulative net operating loss of approximately $1,031,500 as of June 30, 2013, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2033. Other deferred tax assets relating to the allowance for doubtful accounts and stock compensation expenses amounting to $301,000 and $304,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of June 30, 2013 based on management’s estimate.

Income tax benefit for the years ended June 30, 2013 and 2012 varied from the amount computed by applying the statutory income tax rate to loss before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35 percent to the Company’s effective income tax rate is as follows:

	For the years ended June 30,
	2013	2012
	%	%

U.S. expected federal income tax benefit	(35.00)	(35.00)

U.S. state, local tax net of federal benefit	(10.86)	(10.87)

U.S. permanent difference	1.20	0.78

U.S. temporary difference	44.66	28.89

Permanent differences related to other countries	19.30	9.50

Other	(0.37)	2.60

Total tax expense (benefit)	18.93	(4.10)

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

10. CONCENTRATIONS

Major Customer

For the years ended June 30, 2013 and 2012, approximately 63% and 54%, respectively, of the Company’s revenues were from one customer. At June 30, 2013 and 2012 respectively, the same customer accounted for approximately 82% and 62% of the total accounts receivable balance.

Major Suppliers

For the year ended June 30, 2013, two suppliers accounted for 22% and 10% of the total cost of revenues, respectively. For the year ended June 30, 2012, two suppliers accounted for 13% and 10% of the cost of revenues, respectively.

11. Related Party Transactions

On June 27, 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd is owned by Mr. Zhang Zhong, the largest shareholder of the Company. For the year ended June 30, 2013, the Company has had no business transaction with Zhiyuan.

As of June 30, 2013 and 2012, the Company reported an amount due from related party of approximately $541,400 from Sino-G Trading Inc.(“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G acted as a funds transfer agent for the Company’s services in Tianjin, PRC.

-------------------------------------------------------------------------