Form 10-Q
period 2013-09-30
Sino-Global Shipping America, Ltd.
filed 2013-11-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 10,000,000 shares of common stock, without par value per share, and 1,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 4,703,841 issued shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and accurately provide shipping agency and logistic services;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China (“PRC”);
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

Index to Financial Statements

PAGE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012	F-2

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2013	2013

Assets
Current assets
Cash and cash equivalents	$1,986,537	$3,048,831
Advances to suppliers	129,780	231,772
Accounts receivable, less allowance for doubtful accounts of $690,172 and $690,065 as of September 30, 2013 and June 30, 2012, respectively	2,905,436	3,142,203
Other receivables, less allowance for doubtful accounts of $235,066 and $233,950 as of September 30, 2013 and June 30, 2012, respectively	517,704	142,206
Other current assets	7,807	12,488
Prepaid taxes	26,189	26,288
Due from related parties	1,153,377	541,377

Total current assets	6,726,830	7,145,165

Property and equipment, net	246,110	267,662
Other long-term assets	25,800	18,278
Deferred tax assets	127,600	105,100
Total Assets	$7,126,340	$7,536,205

Liabilities and Equity
Current liabilities
Advances from customers	$303,142	$710,172
Accounts payable	3,185,881	3,219,240
Accrued expenses	107,000	51,352
Other current liabilities	395,681	424,141

Total Current Liabilities	3,991,704	4,404,905

Total Liabilities	3,991,704	4,404,905

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 10,000,000 shares authorized, no par value; 4,829,032 shares issued as of September 30, 2013 and June 30, 2013; 4,703,841 outstanding as of September 30, 2013 and June 30, 2013	10,750,157	10,750,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(4,581,219)	(4,856,613)
Accumulated other comprehensive income	42,907	54,791
Unearned Stock-based Compensation	(15,520)	(15,520)

Total Sino-Global Shipping America Ltd. Stockholders' equity	6,968,640	6,705,130

Non-Controlling interest	(3,834,004)	(3,573,830)

Total equity	3,134,636	3,131,300

Total Liabilities and Equity	$7,126,340	$7,536,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,
	2013	2012

Net revenues	$3,317,661	$7,882,068

Cost of revenues	(2,387,803)	(7,118,163)
Gross profit	929,858	763,905

General and administrative expenses	(896,164)	(996,273)
Selling expenses	(51,088)	(86,508)
	(947,252)	(1,082,781)

Operating loss	(17,394)	(318,876)

Financial income (expense), net	23,867	(2,568)
Other income, net	-	36,487
	23,867	33,919

Net income (loss) before provision for income taxes	6,473	(284,957)

Income tax benefit (expense)	22,500	(157,200)

Net income (loss)	28,973	(442,157)

Net loss attributable to non-controlling interest	(246,421)	(251,924)

Net income (loss) attributable to Sino-Global Shipping America, Ltd	$275,394	$(190,233)

Net income (loss)	$28,973	$(442,157)

Other comprehensive income:
Foreign currency translation adjustments	(25,637)	(5,819)
Comprehensive income (loss)	3,336	(447,976)

Less: Comprehensive loss attributable to non-controlling interest	(260,174)	(248,960)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$263,510	$(199,016)

Earnings (loss) per share
-Basic and diluted	$0.06	$(0.07)

Weighted average number of common shares used in computation
-Basic and diluted	4,703,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2013	2012

Operating Activities

Net income (loss)	$28,973	$(442,157)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	27,575	39,672
Provision for doubtful accounts	108	-
Deferred tax (benefit) expense	(22,500)	133,000
Gain on disposition of property and equipment	-	(20,475)
Changes in assets and liabilities
Decrease in advances to suppliers	101,992	69,833
Decrease in accounts receivable	236,660	88,883
Increase in other receivables	(375,498)	(6,354)
Increase (decrease) in other current assets and prepaid taxes	(558)	33,154
Decrease in employee loan receivables	5,338	-
Increase in other long-term assets	(7,522)	-
Increase in due from related parties	(612,000)	-
Decrease in advances from customers	(407,030)	(136,672)
Decrease in accounts payable	(33,359)	(1,010,652)
Increase (decrease) in accrued expenses	76,096	(4,210)
Decrease (increase) in other current liabilities	(48,909)	63,629

Net cash used in operating activities	(1,030,634)	(1,192,349)

Investing Activities
Acquisitions of property and equipment	(3,399)	(144,248)

Net cash used in investing activities	(3,399)	(144,248)

Financing Activities
Increase in noncontrolling interest in majority-owned subsidiary	-	(285)

Net cash used in financing activities	-	(285)

Effect of exchange rate fluctuations on cash and cash equivalents	(28,261)	21,105

Net decrease in cash and cash equivalents	(1,062,294)	(1,315,777)

Cash and cash equivalents at beginning of period	3,048,831	4,433,333

Cash and cash equivalents at end of period	$1,986,537	$3,117,556

Supplemental information
Income taxes paid	$7,949	$6,600

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
The Company’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Qinhuangdao, Xiamen and Fangchenggang and provides general shipping agency services in all commercial ports in the PRC. Effective July 1, 2013, the Company also provides certain logistic services to customers in the PRC. Such services include, among other things, assistance with chartering (such as the identification of suitable ship owner; and the negotiation of related shipping costs) as well as land logistic support.
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
To build an international shipping agency service network, the Company formed a wholly-owned subsidiary, Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia on July 3, 2008, which serves the needs of customers shipping into and out of Western Australia. Through the Company’s relationship with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia, the Company is able to provide general shipping agency services to all ports in Australia.
Sino-Global Shipping (HK) Limited ("Sino-Global HK"), a wholly-owned subsidiary performs as a control and management center for southern Chinese ports and enables the Company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world's busiest ports. On July 27, 2009, Sino-Global HK signed an exclusive partnership agreement with Forbes & Company Limited (“Forbes”), which is a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India. Through the Company’s relationship with Forbes, it is able to provide general shipping agency services to all ports in India.
The Company established another wholly-owned subsidiary, Sino-Global Shipping Canada Inc.(“Sino-Global Canada”) in 2012, to provide services for ships loading commodities at Canadian ports and delivering them to China.

The Company established a new wholly-owned subsidiary, Sino-Global Shipping New York Inc. in May 2013, to facilitate the development of an integrated overseas and local shipping agency network to help generate new business referral activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the 2013 annual report in the Form 10-K filed on September 27, 2013.

(b) Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant inter-company transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.
As a VIE, Sino-China’s sales are included in the Company’s total sales, and its income (loss) from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s income because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. For this reason, the Company has included 90% of Sino-China’s net income in the Company’s net income, and only the 10% of Sino-China’s net income represents the non-controlling interest in Sino-China’s income. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Sino-China.
The carrying amount and classification of Sino-China's assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheets are as follows:

	September 30,	June 30,
	2013	2013

Total current asstes	$185,168	$145,307
Total assets	355,478	326,480
Total current liabilities	315,072	324,334
Total liabilities	315,072	324,334

(c)  Revenue Recognize Policy

Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers. Revenues from logistic services are recognized upon completion of services.

(d)   Translation of Foreign Currency

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

The exchange rates for the three months ended September 30, 2013 and 2012 and at September 30, 2013 and June 30, 2013 are as follows:

	September 30,	June 30,	Three months ended September 30,
	2013	2013	2013	2012
Foreign currency	BS	BS	PL	PL
RMB:1USD	6.1211	6.1787	6.1266	6.3524
1AUD:USD	0.9343	0.9143	0.9154	1.0395
1HKD:USD	0.1289	0.1289	0.1289	0.1289
1CAD:USD	0.9723	0.9506	0.9625	0.9951

(e) Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of September 30, 2013 and June 30, 2013, the allowance for doubtful accounts totaled $690,172 and $690,065, respectively.

(f) Earnings (loss) per share (“EPS”)

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

(g) Risks and Uncertainties

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

(h) Recent Accounting Pronouncements

There have been no new accounting pronouncements that would have a material impact on the financial position of the Company.

3. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

Other receivables represent mainly guarantee deposit for ship owner, amounts to be received from customers for advance payments made to the port agent for reimbursable charges to be incurred in connection with the costs of services; as well as loans to employees.

(b) Other Current Liabilities

Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and miscellaneous accrued liabilities.

4. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	June 30,
	2013	2013

Land and building	$150,848	$80,461
Motor vehicles	735,026	731,372
Computer equipment	130,127	122,002
Office equipment	48,740	46,319
Furniture and Fixtures	50,669	52,687
System software	124,553	123,391
Leasehold improvement	-	68,981

Total	1,239,963	1,225,213

Less : Accumulated depreciation and amortization	993,853	957,551

Property and equipment, net	$246,110	$267,662

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $27,575 and $39,672, respectively.

5. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30,	June 30,
	2013	2013

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(106,129)	(85,653)
Accumulated deficit	(4,085,017)	(3,849,640)
	(3,833,702)	(3,577,849)
Trans Pacific Logistics Shanghai Ltd.	(302)	4,019
Total	$(3,834,004)	$(3,573,830)

6. COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases expiring through May 17, 2015. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending September 30,

2014	$142,808
2015	19,503
$162,311

Rent expense for the three months ended September 30, 2013 and 2012 was $46,525 and $77,880, respectively.

7. INCOME TAXES

The income tax (provision) benefit for the quarter ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30,
	2013	2012

Current
USA	$-	$(24,200)
China	-	-
	-	(24,200)
Deferred
USA	22,500	(133,000)
China	-	-
	22,500	(133,000)
Total	$22,500	$(157,200)

Deferred tax assets are comprised of the following:

	September 30,	June 30,
	2013	2013

Allowance for doubtful accounts	$301,000	$301,000
Stock-based compensation	307,000	307,000
Net operating loss	668,000	443,000
Total deferred tax assets	1,276,000	1,051,000
Valuation allowance	1,148,400	945,900
Deferred tax assets, net-Long term	$127,600	$105,100

Operations in the USA have incurred a cumulative net operating loss of approximately $1,434,000 as of September 30, 2013, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Other deferred tax assets relating to the allowance for doubtful accounts and stock compensation expenses amounting to $301,000 and $307,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of September 30, 2013 based on management’s estimate of realizability.

8. CONCENTRATIONS

Major Customer

For the three months ended September 30, 2013, two customers accounted for 57% and 21% of the Company’s revenues. For the three months ended September 30, 2012, approximately 70% of the Company’s revenues were from one customer. At September 30, 2013, one customer accounted for approximately 88% of the total net accounts receivable balance.

Major Suppliers

For the three months ended September 30, 2013, two suppliers accounted for 53% and 40% of the total cost of revenues. For the three months ended September 30, 2012, one supplier accounted for 21% of the cost of revenues.

9. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.
During the three months ended September 30, 2013, the Company began to engage in the delivery of shipping agency and logistic services. The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has two operating segments: shipping agency service and logistic services.
The following tables present summary information by segment for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	Shipping Agency Service	Logistic Service	Consolidated
Revenues	$1,430,661	$1,887,000	$3,317,661
Cost of revenues	$1,112,803	$1,275,000	$2,387,803
Gross profit	$317,858	$612,000	$929,858
Depreciation and amortization	$27,342	$233	$27,575
Total capital expenditures	$3,399	$-	$3,399
Total assets	$6,024,154	$1,102,185	$7,126,340

	Three Months Ended September 30, 2012
	Shipping Agency Service	Logistic Service	Consolidated
Revenues	$7,882,068	$-	$7,882,068
Cost of revenues	$7,118,163	$-	$7,118,163
Gross profit	$763,905	$-	$763,905
Depreciation and amortization	$39,672	$-	$39,672
Total capital expenditures	$144,248	$-	$144,248
Total assets	$9,043,329	$-	$9,043,329

10. RELATED PARTY TRANSACTIONS

On June 27, 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together "Zhiyuan"). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhang Zhong, the largest shareholder of the Company. During September 2013, the Company executed its first logistic service agreement with Zhiyuan whereby it would deliver certain logistic and shipping agency services to Zhiyuan in connection with the transportation of its chromite ore from South Africa to China. Such services are handled primarily by Sino-Global HK. As of September 30, 2013, the amount due from Zhiyuan was approximately $612,000.

The Company is owed $541,377 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO as of September 30, 2013. Sino-G acted as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount due will be repaid in three installments of approximately $170,000 each. The first repayment of approximately $170,000 was received in October 2013.

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

Overview

We are a shipping agency and logistics services provider that serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil, Hong Kong, Canada and the United States. Our company is a Virginia corporation with its primary US operations in New York.

China

Our principal geographic market has historically been the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company owned by our founder and Chief Executive Officer, Mr. Cao Lei, who is a PRC citizen. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Sino-China is headquartered in Beijing and has branches in Qingdao, Qinhuangdao, Xiamen and Fangchenggang. Through Sino-China, we provide general shipping agency services in all commercial ports in China.

Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign-owned enterprise, which invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China.

International

For the purpose of building up an international shipping agency service network and enhancing our ability to deliver logistic services, we established the following wholly-owned subsidiaries:

•     Sino-Global Shipping Australia Pty Ltd. (“Sino-Global AUS”) in Perth, Australia in July 2008, to serve the needs of customers shipping into and out of Western Australia. Through our relationship with Monson Agencies Australia (“Monson”), one of the largest shipping agency service providers in Australia, we are able to provide general shipping agency services to all ports in Australia.

•     Sino-Global Shipping (HK) Limited (“Sino-Global HK”) in September 2008. Sino-Global HK is our control and management center for southern Chinese ports and enables our company to extend its offering of comprehensive shipping agency services to vessels going to and from one of the world’s busiest ports. Through our relationship with Forbes & Company Limited (“Forbes”), a listed company on the Bombay Stock Exchange (BOM: 502865) and one of the largest shipping and logistic service providers in India, we are able to provide general shipping agency services to all ports in India.

•      Sino-Global Shipping Canada Inc. (“Sino-Global Canada”) at the end of 2012, to provide services for ships loading commodities at Canadian ports. Sino-Global Canada has already commenced providing services to Baosteel's vessels in Canada.

•      Sino-Global Shipping New York Inc. (“Sino-Global NY”) in May 2013, to facilitate the development of an integrated overseas and local shipping agency network and help generate new business referral activities.

Based on receipt of prior approval from the our Company’s shareholders, on June 27, 2013, our Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhang Zhong, the largest shareholder of the Company. During September 2013, our Company executed its first logistic service agreement with Zhiyuan whereby we would deliver certain logistic and shipping agency services to Zhiyuan in connection with the transportation of Zhiyuan’s chromite ore from South Africa to China.

Business Segments

Our Company is engaged in the delivery of shipping agency and logistic services. Prior to the quarter ended September 30, 2013, we did not provide logistics services and, as a result, did not have a logistic services segment. Accordingly, we have not restated our prior financial statements to reflect the new segment. The following tables present summary information by segment for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	Shipping Agency Service	Logistic Service	Consolidated
Revenues	$1,430,661	$1,887,000	$3,317,661
Cost of revenues	$1,112,803	$1,275,000	$2,387,803
Gross profit	$317,858	$612,000	$929,858
Gross margin	22.22%	32.43%	28.03%
Depreciation and amortization	$27,342	$233	$27,575
Total capital expenditures	$3,399	$-	$3,399
Total assets	$6,024,154	$1,102,185	$7,126,340

	Three Months Ended September 30, 2012
	Shipping Agency Service	Logistic Service	Consolidated
Revenues	$7,882,068	$-	$7,882,068
Cost of revenues	$7,118,163	$-	$7,118,163
Gross profit	$763,905	$-	$763,905
Gross margin	9.69%	-	9.69%
Depreciation and amortization	$39,672	$-	$39,672
Total capital expenditures	$144,248	$-	$144,248
Total assets	$9,043,329	$-	$9,043,329

Revenues

(1) Revenues from Shipping Agency Business

We provide two types of shipping agency services, loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed.

We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size and types of ships we serve;
♦	the type of services we provide, for example loading/discharging, protective, owner’s affairs, logistic service;
♦	the rate of service fees we charge;
♦	the number of ports at which we provide services; and
♦	the number of customers we serve.

Our shipping agency business continued to be hurt by the softening of the Chinese economy and its import of iron ore as well as the decline in the number of loading/discharging agency services we provided in 2013. As a result, our shipping agency revenues decreased significantly from $7.88 million to $1.43 million for the three months period ended September 30, 2012 and 2013, respectively. The number of ships we served decreased from 124 to 64 for the three months ended September 30, 2012 and 2013, respectively. Revenues decreased more rapidly than the number of ships served because the higher-revenue loading/discharging services decreased much more quickly than the relatively lower-revenue protective services we provided.

	For the three months ended September 30,
	2013	2012	Diff.	%
Number of ships served
Loading/discharging	14	73	(59)	(80.82)
Protective	50	51	(1)	(1.96)
Total	64	124	(60)	(48.39)

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

Historically, our shipping agency services have primarily been driven by the number of ships and customers, provided that the rate of service fees is determined by market competition. We believe that an increase in the number of ports served generally leads to an increase in the number of ships and customers in this segment. In order to grow our shipping agency services, we plan to continue to focus significant resources on expanding our business to cover more ports in the PRC and overseas and marketing our brand to customers, including ship owners and charters, that transport goods internationally.

(2) Revenues from Logistic Service Business

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhang Zhong, the largest shareholder of the Company. During September 2013, the Company executed its first logistic service agreement with Zhiyuan to deliver certain logistic and shipping agency services to Zhiyuan in connection with the transportation of its chromite ore from South Africa to China.

In the quarter ended September 30, 2013, the Zhiyuan logistic service agreement resulted in revenues in excess of $1.88 million and gross profit of approximately $610,000.

Operating Costs and Expenses

Our operating costs and expenses consist of costs of revenues, general and administrative expenses, and selling expenses. As shown in the table below, our total operating costs and expenses decreased in absolute amount and as a percentage of total revenues for three months ended September 30, 2013 as compared to the same period of last year. The decrease is due primarily to our cost reduction initiatives.

	For the three months ended September 30,
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	3,317,661	100.00	7,882,068	100.00	(4,564,407)	(57.91)

Costs and expenses
Cost of revenues	2,387,803	71.97	7,118,163	90.31	(4,730,360)	(66.45)

General and administrative expense	896,164	27.01	996,273	12.64	(100,109)	(10.05)
Selling expense	51,088	1.54	86,508	1.10	(35,420)	(40.94)
Total costs and expenses	3,335,055	100.52	8,200,944	104.05	(4,865,889)	(59.33)

Costs of Revenues. Costs of revenues represents, for our shipping agency services, the expenses incurred in the periods when a ship docks in a harbor to load and discharge cargo and, for our logistics services, the cost of transportation and related agency costs.

We believe the most significant factors that directly or indirectly affect our costs of revenues for our shipping agency services are:

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

We believe the most significant factors that directly or indirectly affect our costs of revenues for our logistics services are the transportation costs associated with a shipment.

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

Our costs of revenues as a percentage of our total revenues decreased from 90.31% to 71.97% for the three months ended on September 30, 2013 and 2012, respectively. Consequently, our gross margin increased from 9.69% to 28.03% for the three months ended on September 30, 2013 and 2012, respectively. The improvement in our gross margin is due mainly to the delivery of logistics services related to the Zhiyuan agreement, for which we have been able to negotiate favorable rates.

General and Administrative Expenses. Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, office rental, meeting fees, expenses for legal, accounting and other professional services. Due to cost control measures, we reduced our general and administrative expenses by approximately $100,000 or 10% for the three months ended September 30, 2013 as compared to the same period of last year. General and administrative expenses grew as a percentage of revenue primarily because revenues decreased much more rapidly than our expenses were reduced.

Selling Expenses. Our selling expenses primarily consist of commissions for our operating staff to the ports at which we provide services. In line with the decrease in our revenues, our selling expenses decreased expenses by approximately $35,000 or approximately 41% for the three months ended September 30, 2013 as compared to the same period of last year.

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

There have been no material changes during the quarter ended September 30, 2013 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2013 annual report.

2014 Trends

Our top priority in fiscal 2014 is to cut costs and focus on earnings and profitability as we reorganize our business and streamline our operations. In accordance with our 2014 strategic plan, we have taken actions to strengthen our working capital and operating cash flows and enhance our ability to deliver sustainable quarterly earnings. Specifically, we have:

•      diversified our business and expanded our service platform to include the delivery of logistic services;

•      monetized our business relationship with Zhiyuan and executed a profitable first logistic service agreement with Zhiyuan in September 2013; and

•      reduced our general and administrative and selling expenses.

As we continue to streamline our business and make our business more scalable, we expect to continue to reduce our overhead and improve our profitability.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Our total revenues decreased by 57.91% from $7,882,068 for the three months ended September 30, 2012 to $3,317,661 in the comparable three months period in 2013. Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore as well as the decline in the number of loading/discharging agency services we provided in 2013. The number of ships that generated revenues for us decreased from 124 to 64 for the three months ended September 30, 2012 and 2013, respectively. Moreover, we provided fewer loading/discharging agency services in 2013 — 14 for the three months ended September 30, 2013 as compared to 73 ships for the same period in 2012. However, the revenue decline was partially offset by revenues from our newly developed logistic service business. In connection with the logistic services agreement executed with Zhiyuan in September 2013, we recognized revenues of $1,887,000 during the quarter ended September 31, 2013.

Total Operating Costs and Expenses.  Our total operating costs and expenses decreased by 59.33% from $8,200,944 for the three months ended September 30, 2012 to $3,335,056 for the three months ended September 30, 2013. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•
Costs of Revenues. Our cost of revenues decreased by 66.45% from $7,118,163 for the three months ended September 30, 2012 to $2,387,803 for the three months ended September 30, 2013. Revenues decreased more slowly than costs of revenues, and the gross margins increased from 9.69% to 28.03% for the comparative three months ended September 30, 2012 and 2013, respectively. The increase in gross margin was due mainly to the delivery of the newly development logistic services.

•
General and Administrative Expenses. Our general and administrative expenses decreased by 10.05% from $996,273 for the three months ended September 30, 2012 to $896,164 for the three months ended September 30, 2013. This decrease was driven mainly by a reduction in salaries and benefits for approximately $210,000, offset by increases in office expense and business development expense of $32,390 and $79,956, respectively.

•
Selling Expenses. Our selling expenses decreased by 40.94% from $86,508 for the three months ended September 30, 2012 to $51,088 for the three months ended September 30, 2013, mainly due to lower commission payments related to the decline in revenues.

Operating Loss. We had an operating loss of $17,394 for the three months ended September 30, 2013, compared to operating loss of $318,876 for the comparable three months in 2012. The reduction in operating loss was due mainly to net profit from the newly developed logistic services and reduction in general and administrative expenses.

Financial Income, net. Our net financial income was $23,867 for the three months ended September 30, 2013, compared to our net financial expense of $2,568 for the three months ended September 30, 2012. The net financial income was derived largely from the foreign exchange gains recognized in the financial statement consolidation.

Taxation. Our income tax benefits were $22,500 for the three months ended September 30, 2013, compared to income tax expense of $157,200 for the three months ended September 30, 2012. The income tax expense in 2012 was due to the valuation allowance for deferred tax assets.

Net Profit. As a result of the foregoing, we had a net profit of $28,973 for the three months ended September 30, 2013, compared to net loss of $442,157 for the three months ended September 30, 2012. After deduction of non-controlling interest, net profit attributable to Sino-Global Shipping America, Ltd. was $275,394 for the three months ended September 30, 2013, compared to net loss of $190,233 for the three months ended September 30, 2012. With other comprehensive loss foreign currency translation, comprehensive income was $263,510 for the three months ended September 30, 2013, compared to comprehensive loss of $199,016 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and a common stock transaction from April 2013. As of September 30, 2013, we had $1,986,537 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 94.87% of our cash in banks located in New York, Canada and Hong Kong.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2013	2012
Net cash used in operating activities	$(1,030,634)	$(1,192,349)
Net cash used in investing activities	(3,399)	(144,248)
Net cash used in financing activities	-	(285)
Net decrease in cash and cash equivalents	(1,062,294)	(1,315,777)
Cash and cash equivalents at the beginning of Period	3,048,831	4,433,333
Cash and cash equivalents at the end of Period	1,986,537	3,117,556

Operating Activities

Net cash used in operating activities was $1,030,634 for the three months ended September 30, 2013, compared to net cash used in operating activities of $1,192,349 for the comparable three months in 2012. The net cash outflows for the three months ended September 30, 2013 is mainly due to: (1) an increase in other receivables of $375,498, (2) an increase in due from related parties of $612,000, (3) a decrease in advances from customers of $407,030, offset by decreases in accounts receivable and advances to suppliers of $236,660 and $101,992 respectively. The net cash outflows for the three month ended September 30, 2012 is mainly due to a decrease in advances from customers of $136,672 and a decrease in accounts payable of $1,010,652.

Investing Activities

Net cash used in investing activities was $3,399 compared to net cash used in investing activities of $144,248 for the three months ended September 30, 2013 and 2012, respectively. We made capital expenditures of $3,399 and $144,248 for the three months ended September 30, 2013 and 2012, representing 0.05% and 1.60% of our total assets, respectively.

Financing Activities

There were no cash flows related to financing activities for the three months ended September 30, 2013.

Working Capital

Total working capital amounted to $2,735,126 as at September 30, 2013, compared to $2,740,260 as at June 30, 2013. Total current assets decreased by $418,335 from $7,145,165 as at June 30, 2013 to $6,726,830 as at September 30, 2013. Decrease in total current assets is due mainly to a decrease in cash of approximately $1 million as we paid down accounts payable, partially offset by an increase in due from related party of approximately $0.6 million from the Zhiyuan logistic service agreement.

Current liabilities amounted to $3,991,704 as at September 30, 2013, in comparison to $4,404,905 as at June 30, 2013. The decrease was attributable mainly to a decrease in advances from customers of $407,030 resulting from the decrease in revenues for the three months ended September 30, 2013.

The current ratio increased from 1.62 at June 30, 2013 to 1.69 at September 30, 2013. The improvement in our current ratio was primarily due to the decrease in our current liabilities.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through September 30, 2014. Below is a summary of our company’s contractual obligations and commitments as of September 30, 2013:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual Obligations
Operating leases	$162,311	$142,808	$19,503	$-

Company Structure

We conduct our operations primarily through Trans Pacific, Sino-AUS and Sino-HK and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

As of September 30, 2013, our Company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three months ended September 30, 2013, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

Item 1A. Risk Factors

This Item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)          None.

(c)          During the three months ended September 30, 2013, the company did not repurchase any shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
99.1	Press release dated November 13, 2013 titled "Sino-Global Announces First Quarter 2014 Financial Results."(4)

EX-101.INS	XBRL Instance Document. (8)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (8)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-K filed on September 22, 2009, File No. 001-34024.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 13, 2013	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

