Form 10-Q
period 2013-12-31
Sino-Global Shipping America, Ltd.
filed 2014-02-11
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 4,703,841 issued and outstanding shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and proper deliver shipping agency, shipping and chartering and inland transportation management services;
•	its dependence on a limited number of major customers and related parties;
•	political and economic factors in the Peoples’ Republic of China (“PRC”);
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
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

Overview

Founded in the United States of America (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a Virginia corporation with its primary US operations in New York. We provide our customers with comprehensive yet customized shipping agency, shipping and chartering, and inland transportation management services. As a general agent, the Company serves ships coming to and departing from a number of countries and regions, including China, Australia, South Africa, Brazil, Hong Kong, Canada and the US.

Our principal geographic market has historically been the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we operate our business in the PRC through Sino-Global Shipping Agency, Ltd. (“Sino-China”), a PRC limited liability company founded by our Chief Executive Officer, Mr. Lei Cao, who is a PRC citizen. Sino-China holds the licenses and permits necessary to provide shipping services in the PRC. Sino-China is headquartered in Beijing and has branches in Qingdao, Xiamen and Fangchenggang. Through Sino-China, we provide general shipping agency services in all commercial ports in the PRC.

Our wholly-owned subsidiary, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly foreign-owned enterprise, is invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Operationally, Trans Pacific Beijing is set up to deliver inland transportation management services for the Company.

To support the Company’s integrated international and domestic shipping agency network and broaden our service platform into other related businesses, we have established the following wholly-owned subsidiaries:

•
Sino-Global Shipping Australia: This entity serves the needs of customers shipping into and out of Western Australia. Through the Company’s relationship with Monson Agencies Australia (one of the largest shipping agency service providers in Australia), we are able to provide general shipping agency services to all ports in Australia.

•
Sino-Global Shipping Hong Kong: This is the Company’s control and management center for southern Chinese ports. It gives us the ability to offer comprehensive shipping agency services to vessels going to and from the PRC as well as customized shipping and chartering services. Through our relationship with Forbes & Company Limited (“Forbes”), a listed company on the Bombay Stock Exchange and one of the largest shipping and chartering service providers in India, we are able to provide general shipping agency services to all ports in India.

•
Sino-Global Shipping Canada: This entity provides services for ships loading commodities at Canadian ports and delivering them to the PRC. It currently provides shipping agency services to Baosteel’s vessels in Canada.

•
Sino-Global Shipping New York: This entity is established to facilitate the development of an integrated international and local shipping agency network and help generate new business referral activities.

1

Business Segments

The Company is engaged in the delivery of the following services: shipping agency services, shipping and chartering services, and inland transportation management services.  Historically, we have been in the business of providing shipping agency services, but during fiscal 2014 (and with the support of our largest shareholder), we have expanded our service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

The following tables present summary information by segment for the six and three months ended December 31, 2013 and 2012:

	Six Months Ended December 31,2013				Six Months Ended December 31,2012
			Inland				Inland
		Shipping and	Transportation			Shipping and	Transportation
	Shipping	Chartering	Management		Shipping	Chartering	Management
	Agency Service	Services	Services	Consolidated	Agency Service	Services	Services	Consolidated
Revenues	$3,402,564	$1,937,196	$450,090	$5,789,850	$14,311,829	$-	$-	$14,311,829
Cost of revenues	$2,773,460	1,291,048	$64,063	$4,128,571	$13,124,226	$-	$-	$13,124,226
Gross profit	$629,104	646,148	$386,027	$1,661,279	$1,187,603	$-	$-	$1,187,603
Gross margin	18.49%	33.35%	85.77%	28.69%	8.30%	-	-	8.30%

	Three Months Ended December 31,2013				Three Months Ended December 31,2012
			Inland				Inland
		Shipping and	Transportation			Shipping and	Transportation
	Shipping	Chartering	Management		Shipping	Chartering	Management
	Agency Service	Services	Services	Consolidated	Agency Service	Service	Services	Consolidated
Revenues	$1,971,903	$50,196	$450,090	$2,472,189	$6,429,761	$-	$-	$6,429,761
Cost of revenues	$1,660,657	$16,048	$64,063	$1,740,768	$6,006,063	$-	$-	$6,006,063
Gross profit	$311,246	$34,148	$386,027	$731,421	$423,698	$-	$-	$423,698
Gross margin	15.78%	68.03%	85.77%	29.59%	6.59%	-	-	6.59%

Revenues

(1) Revenues from Shipping Agency Business

We provide two types of shipping agency services: loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:
♦	the number of ships to which we provide port loading/discharging services;
♦	the size and types of ships we serve;
♦	the type of services we provide, for example loading/discharging, protective, owner’s affairs, shipping and chartering service;
♦	the rate of service fees we charge;
♦	the number of ports at which we provide services; and the number of customers we serve.

Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore as well as the decline in the number of loading/discharging agency services we provided in 2013. As a result, our shipping agency revenues decreased from $14.3 million for the six months ended December 31, 2012 to $3.4 million for the same period in 2013; and decreased from $6.4 million for the three months ended December 31, 2012 to approximately $2.0 million for the same period in 2013. In addition, the number of ships we served decreased from 223 to 160 for the six months ended December 31, 2012 and 2013, respectively.

2

	For the six months ended December 31,				For the three months ended December 31,
	2013	2012	Change	%	2013	2012	Change	%
Number of ships served
Loading/discharging	40	132	(92)	(69.7)	26	59	(33)	(55.9)
Protective	120	91	29	31.9	70	40	30	75.0
Total	160	223	(63)	(28.3)	96	99	(3)	(3.0)

Historically, our revenues have been primarily driven by the number of ships and customers we serve, provided that the service fees are determined by market competition. To stabilize our shipping agency business, we have shifted our focus to protective agency services, initiated actions to streamline our operations and reduce our overhead. We believe our current efforts to formalize and broaden our integrated international and domestic shipping agency network will strengthen our service revenues and raise our overall profit margin.

(2) Revenues from Shipping and Chartering Services

During September 2013, we executed our first shipping and chartering service agreement with Tianjin Zhi Yuan Investment Group Co., Ltd. (“Zhiyuan”), a company that is owned by Mr. Zhong Zhang, the largest shareholder of our Company. In accordance with the agreement, we assisted Zhiyuan in the transportation of approximately 51,000 tons of chromite ore from South Africa to China.

The Zhiyuan shipping and chartering service agreement resulted in revenues in excess of $1.9 million and gross profit of approximately $0.6 million for the six months ended December 31, 2013.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with Zhiyuan whereby we would provide certain advisory services and help control its potential commodities loss during the transportation process.  During the quarter ended December 31, 2013, the inland transportation management services generated approximately $450,000 of service fees, net of taxes.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, and selling expenses. In light of our budgetary control, we were able to reduce our total operating costs and expenses by approximately $9.6 million for the six months and approximately $4.7 million for three months ended December 31, 2013 as compared to the same period of last year.

3

The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the six months ended December, 31
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	5,789,850	100.0%	14,311,829	100.0%	(8,521,979)	-59.5%
Cost of revenues	4,128,571	71.3%	13,124,226	91.7%	(8,995,655)	-68.5%
Gross margin	28.7%		8.3%		20.4%

General and administrative expenses	1,495,842	25.8%	2,004,611	14.0%	(508,769)	-25.4%
Selling expenses	128,525	2.2%	183,426	1.3%	(54,901)	-29.9%
Total Costs and Expenses	5,752,938	99.3%	15,312,263	107.0%	(9,559,325)	-62.4%

	For the three months ended December, 31
	2013		2012		Change
	US$	%	US$	%	US$	%

Revenues	2,472,189	100.0%	6,429,761	100.0%	(3,957,572)	-61.6%
Cost of revenues	1,740,768	70.4%	6,006,063	93.4%	(4,265,295)	-71.0%
Gross margin	29.6%		6.6%		23.0%

General and administrative expenses	599,678	24.3%	1,008,338	15.7%	(408,660)	-40.5%
Selling expenses	77,437	3.1%	96,918	1.5%	(19,481)	-20.1%
Total Costs and Expenses	2,417,883	97.8%	7,111,319	110.6%	(4,693,436)	-66.0%

Cost of Revenues

Our cost of revenues as a percentage of our total revenues decreased from 91.7% to 71.3% for the six months and from 93.4% to 70.4% for the three months ended December 31, 2012 and 2013, respectively. Consequently, our gross margin increased from 8.3% to 28.7% for the six months and from 6.6% to 29.6% for the three months ended on December 31, 2012 and 2013, respectively. The improvement in our overall gross margin was due mainly to the launch of the shipping and chartering service and the inland transportation management services during the first and second quarter of fiscal 2014, with the support of our largest shareholder and Zhiyuan.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, office rental, meeting fees, expenses for legal, accounting and other professional services. The decline in our general and administrative expenses for the six and three months ended December 31, 2013 as compared to the same period of 2012 was due primarily to tight budgetary control and lower overhead (and lower headcount) as we reorganized and streamlined the core shipping agency business.

Selling Expenses

Our selling expenses primarily consist of commissions for our operating staff to the ports at which we provide services. In line with our decline in revenues from the shipping agency business, our selling expenses decreased by approximately $55,000 for the six months and $20,000 for the three months ended December 31, 2013 as compared with the comparable period of 2012.

Critical Accounting Policies

We prepare the condensed unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

4

There have been no material changes during the quarter ended December 31, 2013 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2013 annual report.

2014 Trends

Fiscal 2014 is a transition year as we reorganized and streamlined our core shipping agency business and leveraged our relationship with Zhiyuan to expand our service platform. Our top priority in fiscal 2014 is to cut costs and focus on earnings and profitability. In accordance with our revised strategic plan, we have implemented various programs and are in the process of developing other business initiatives designed to strengthen our working capital and operating cash flows as well as our ability to deliver sustainable quarterly earnings. During the six months ended December 31, 2013, we have:

·	diversified our business and expanded our service platform to include the following services: shipping and chartering services, and inland transportation management services;

·
monetized our business relationship with Zhiyuan and executed our first shipping and chartering service agreement during the fiscal first quarter and launched our inland transportation management service during the fiscal second quarter;

·	reduced our general and administrative expenses; and

·	increased our gross margin and operating profit.

As we continue to streamline our business and make our business more scalable, we expect to continue to improve our cash earnings and profitability in fiscal 2014.

Results of Operations

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenues. Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore. Our total revenues decreased by $8,521,979 or 59.5% from $14,311,829 for the six months ended December 31, 2012 to $5,789,850 for the comparable six months period in 2013. The number of ships we served decreased from 223 to 160 for the six months ended December 31, 2012 and 2013, respectively.

For the six months ended December 31, 2013, we provided protective services to 120 ships, as compared to 91 ships for the same period in 2012. In contrast, we only provided loading/discharging services to 40 ships for the six months ended December 31, 2013 as compared to 132 ships for the same period in 2012.

The revenue decline, however, was partially offset by revenues from our shipping and chartering services and inland transportation management services that were launched in the first and second quarter, respectively.  During the six months ended December 31, 2013, we recognized revenues of approximately:

•	$1.94 million from our shipping and chartering business; and
•	$450,000 from our inland transportation management business.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $9,559,325 or 62.4% from $15,312,263 for the six months ended December 31, 2012 to $5,752,938 for the six months ended December 31, 2013. This decrease was primarily due to decrease in our costs of revenues and general and administrative expenses, as discussed below.

·
Cost of Revenues. Our cost of revenues decreased by 68.5% from $13,124,226 for the six months ended December 31, 2012 to $4,128,571 for the six months ended December 31, 2013. The decline was primarily driven by lower cost generated from the shipping agency business, partially offset by the launch of the shipping and chartering services in the first quarter and inland transportation management services in the second quarter.

5

·
General and Administrative Expenses. Our general and administrative expenses decreased by $508,769 or 25.4% from $2,004,611 for the six months ended December 31, 2012 to $1,495,842 for the six months ended December 31, 2013. This decrease was driven mainly by a reduction in salaries and benefits of approximately $292,000, reduction in professional service fees of approximately $131,000 and a decrease in the conference fees of approximately $66,000.

·
Selling Expenses. Our selling expenses decreased by $54,901 or 29.9% from $183,426 for the six months ended December 31, 2012 to $128,525 for the six months ended December 31, 2013, mainly due to lower commission payments related to the decline in revenues.

Operating Income. We had an operating income of $36,912 for the six months ended December 31, 2013, compared to operating loss of $1,000,434 for the comparable six months in 2012. The turnaround was due mainly to (a) net profit from the newly developed shipping and chartering services as well as the inland transportation management services, and (b) reduction in general and administrative expenses.

Financial Income, net. Our net financial income was $39,722 for the six months ended December 31, 2013, compared to $29,734 for the six months ended December 31, 2012. The net financial income was derived largely from the foreign exchange gains recognized in the financial statement consolidation.

Taxation. Our income tax benefits were $4,733 for the six months ended December 31, 2013, compared to income tax expense of $79,100 for the six months ended December 31, 2012.  The income tax benefit was due to the valuation allowance for deferred tax assets.

Net Income. As a result of the foregoing, we had net income of $111,739 for the six months ended December 31, 2013, compared to net loss of $1,008,011 for the six months ended December 31, 2012. After deduction of non-controlling interest, net income attributable to Sino-Global was $774,517 for the six months ended December 31, 2013, as compared to net loss of $481,819 for the six months ended December 31, 2012. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $781,937 for the six months ended December 31, 2013, as compared to comprehensive loss of $484,267 for the six months ended December 31, 2012.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues. Our total revenues decreased by 61.6% from $6,429,761 for the three months ended December 31, 2012 to $2,472,189 for the comparable three months in 2013. The number of ships that generated revenues for us decreased from 99 for the three months ended December 31, 2012 to 96 for the comparable period of fiscal 2013.  The revenue decline was due to the delivery of protective agency services for more ships, which generate significantly lower revenues per ship than our loading/discharging services. For the three months ended December 31, 2013, we provided protective services to 70 ships, compared to 40 ships for the same period of 2012. We provided loading/discharging service to 26 and 59 ships for the three months ended December 31, 2013 and 2012, respectively. However, the decline in revenues generated from the shipping agency services was partially offset by revenues from our inland transportation management service agreement with Zhiyuan that brought us revenue of approximately $450,000 for the three months ended December 31, 2013.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $4,693,436 or 66.0% from $7,111,319 for the three months ended December 31, 2012 to $2,417,883 for the three months ended December 31, 2013. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

·
Cost of Revenues. Our cost of revenues decreased by $4,265,295 or 71.0% from $6,006,063 for the three months ended December 31, 2012 to $1,740,768 for the three months ended December 31, 2013. The decline was primarily driven by lower cost generated from the shipping agency business, partially offset by the launch of the inland transportation management services in the fiscal second quarter.

·
General and Administrative Expenses. Our general and administrative expenses decreased by $408,660 or 40.5% from $1,008,338 for the three months ended December 31, 2012 to $599,678 for the three months ended December 31, 2013. This decrease was mainly due to (1) decreased salaries and benefits for our staff of $110,322, (2) a decrease of $65,647 in entertainment fees (3) decreased meeting expense of $64,741.

6

·
Selling Expenses. Our selling expenses decreased by $19,481 or 20.10% from $96,918 for the three months ended December 31, 2012 to $77,437 for the three months ended December 31, 2013, mainly due to lower commission payments related to the sales decrease.

Operating Income. We had an operating income of $54,306 for the three months ended December 31, 2013, compared to operating loss of $681,558 for the comparable three months in 2012. The turnaround was due mainly to (a) net income from the newly developed inland transportation management services business, and (b) reduction in general and administrative expenses.

Financial Income, net. Our net financial income was $15,855 for the three months ended December 31, 2013, compared to $32,302 for the three months ended December 31, 2012. The net financial income was derived largely from the foreign exchange gains recognized in the financial statements consolidation.

Taxation. Our income tax expense was $17,767 for the three months ended December 31, 2013, compared to income tax benefits of $78,100 for the three months ended December 31, 2012. The income tax expense in 2013 was a direct result of profits generated from the shipping and chartering business and the inland transportation management services.

Net Income. As a result of the foregoing, we had a net income of $82,766 for the three months ended December 31, 2013, compared to net loss of $565,854 for the three months ended December 31, 2012. After deduction of non-controlling interest, net income attributable to Sino-Global was $499,122 for the three months ended December 31, 2013, compared to net loss of $291,586 for the three months ended December 31, 2012. With other comprehensive income foreign currency translation, comprehensive income attributable to Sino-Global was $518,428 for the three months ended December 31, 2013, compared to comprehensive loss of $285,251 for the three months ended December 31, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and a common stock transaction in April 2013. As of December 31, 2013, we had $2,465,342 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 51.3% of our cash in banks located in New York, Canada and Hong Kong and deposited 47.4% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December31,
	2013	2012

Net cash used in operating activities	$(342,535)	$(3,492,864)
Net cash used in investing activities	$(193,369)	$(50,066)
Net cash used in financing activities	$-	$(4,776)
Net decrease in cash and cash equivalents	$(583,489)	$(3,547,527)
Cash and cash equivalents at the beginning of Period	$3,048,831	$4,433,333
Cash and cash equivalents at the end of Period	$2,465,342	$885,806

The following table sets forth a summary of our working capital:

	December 31, 2013	June 30, 2013	Diff.	%
Total Current Assets	$3,983,395	$7,145,165	$(3,161,770)	-44.25%
Total Current Liabilities	$1,311,694	$4,404,905	$(3,093,211)	-70.22%
Working Capital	$2,671,701	$2,740,260	$(68,559)	-2.50%
Current Ratio	3.04	1.62	1.42	87.65%

7

Operating Activities

Net cash used in operating activities was $342,535 for the six months ended December 31, 2013, as compared to net cash used in operating activities of $3,492,864 for the comparable period in 2012. The decrease in our operating cash outflows was attributable mainly to the reorganization of our shipping agency business and the launch of the shipping and chartering business and the inland transportation management business during the six months ended December 31, 2013.

Investing Activities

Net cash used in investing activities was $193,369 compared to net cash used in investing activities of $50,066 for the six months ended December 31, 2013 and 2012, respectively. The addition to fixed assets of $193,369 and $50,066 for the six months ended December 31, 2013 and 2012, representing 4.1% and 0.6% of our total assets, respectively.

Financing Activities

There are no cash flows used in financing activities for the six months ended December 31, 2013. We used $4,776 in financial activities for the six months ended December 31, 2012.

Working Capital

Total current assets decreased by $3,161,770 or 44.3% from $7,145,165 as at June 30, 2013 to $3,983,395 as at December 31, 2013.  Total current liabilities decreased by $3,093,211 or 70.2% from $4,404,905 as at June 30, 2013 to $1,311,694 as at December 31, 2013. The decrease was due mainly to the settlement of approximately $2.28 million of accounts receivable and related payable as payments were made directly by our customer to the local shipping agents.  Our working capital of approximately $2.67 million was about $70,000 or 2.50% lower than the $2.74 million as at June 30, 2013.

Our current ratio increased from 1.62 at June 30, 2013 to 3.04 at December 31, 2013. The increase in current ratio was mainly attributable to initiatives to strengthen our working capital, the introduction of new services, and the settlement of related accounts receivable and payable during the six months ended December 31, 2013.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through September 30, 2014. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 year	1 to 2 years	More than 2 years
Contractual Obligations
Operating leases	$180,635	$140,167	$40,468	$—

Company Structure

We conduct our operations primarily through our subsidiaries, Trans Pacific Beijing, Sino-Global Shipping Australia and Sino-Global Shipping Hong Kong and our variable interest entity, Sino-China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

8

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

Item 4/4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2013, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three months ended December 31, 2013, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

9

Item 1A. Risk Factors

This Item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (1)
4.1	Specimen Certificate for Common Stock (1)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (1)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (1)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (1)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (1)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (1)
14.1	Code of Ethics of the Company.(2)
21.1	List of subsidiaries of the Company.(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
99.1	Press release dated February 11, 2014 titled “Sino-Global Announces Fiscal 2014 Second Quarter Financial Results.”(4)

EX-101.INS	XBRL Instance Document. (8)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (8)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(2)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(3)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(4)	Filed herewith.

10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 11, 2014	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

11

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended December 31, 2013 and 2012	F-2

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED  BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2013	2013

Assets
Current assets
Cash and cash equivalents	$2,465,342	$3,048,831
Advances to suppliers	4,864	231,772
Accounts receivable, less allowance for doubtful accounts of $636,028 and $690,065 as of December 31, 2013 and June 30, 2013, respectively	541,105	3,142,203
Other receivables, less allowance for doubtful accounts of $236,394 and $233,950 as of December 31, 2013 and June 30, 2013, respectively	291,580	142,206
Other current assets	16,493	12,488
Prepaid taxes	26,189	26,288
Due from related parties	637,822	541,377

Total current assets	3,983,395	7,145,165

Property and equipment, net	395,205	267,662
Other long-term assets	16,938	18,278
Deferred tax assets	118,800	105,100

Total Assets	$4,514,338	$7,536,205

Liabilities and Equity
Current liabilities
Advances from customers	$146,536	$710,172
Accounts payable	731,635	3,219,240
Accrued expenses	62,567	51,352
Other current liabilities	370,956	424,141

Total Current Liabilities	1,311,694	4,404,905

Total Liabilities	1,311,694	4,404,905

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 10,000,000 shares authorized, no par value; 4,829,032 shares issued as of December 31, 2013 and June 30, 2013; 4,703,841 outstanding as of December 31, 2013 and June 30, 2013	10,750,157	10,750,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(4,082,097)	(4,856,613)
Accumulated other comprehensive income	62,212	54,791
Unearned Stock-based Compensation	(15,520)	(15,520)

Total Sino-Global Shipping America Ltd. Stockholders' equity	7,487,067	6,705,130

Non-Controlling interest	(4,284,423)	(3,573,830)

Total equity	3,202,644	3,131,300

Total Liabilities and Equity	$4,514,338	$7,536,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012

Net revenues	$5,789,850	$14,311,829	$2,472,189	$6,429,761

Cost of revenues	(4,128,571)	(13,124,226)	(1,740,768)	(6,006,063)
Gross profit	1,661,279	1,187,603	731,421	423,698

General and administrative expenses	(1,495,842)	(2,004,611)	(599,678)	(1,008,338)
Selling expenses	(128,525)	(183,426)	(77,437)	(96,918)
	(1,624,367)	(2,188,037)	(677,115)	(1,105,256)

Operating Income (loss)	36,912	(1,000,434)	54,306	(681,558)

Financial income, net	39,722	29,734	15,855	32,302
Other income, net	30,372	41,789	30,372	5,302
	70,094	71,523	46,227	37,604

Net income (loss) before provision for income taxes	107,006	(928,911)	100,533	(643,954)

Income tax benefit (expense)	4,733	(79,100)	(17,767)	78,100

Net income (loss)	111,739	(1,008,011)	82,766	(565,854)

Net loss attributable to non-controlling interest	(662,778)	(526,192)	(416,356)	(274,268)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$774,517	$(481,819)	$499,122	$(291,586)

Net income (loss)	$111,739	$(1,008,011)	$82,766	$(565,854)

Other comprehensive income:
Foreign currency translation adjustments	(40,394)	(16,923)	(14,757)	(11,104)
Comprehensive income (loss)	71,345	(1,024,934)	68,009	(576,958)

Less: Comprehensive loss attributable to non-controlling interest	(710,592)	(540,667)	(450,419)	(291,707)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$781,937	$(484,267)	$518,428	$(285,251)

Earnings (loss) per share
-Basic and diluted	$0.16	$(0.17)	$0.11	$(0.10)

Weighted average number of common shares used in computation
-Basic and diluted	4,703,841	2,903,841	4,703,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2013	2012

Operating Activities

Net income (loss)	$111,739	$(1,008,011)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	73,632	93,096
Recovery of doubtful accounts	(54,037)
Deferred tax (benefit) expense	(13,700)	55,000
Gain on disposition of property and equipment	(612)	(3,389)
Changes in assets and liabilities
Decrease (increase) in advances to suppliers	226,908	(43,672)
Decrease (increase) in accounts receivable	371,494	(2,045,593)
(Increase) decrease in other receivables	(149,373)	31,590
(Increase) decrease in other current assets and prepaid taxes	(9,246)	59,982
Decrease in employee loan receivables	5,338
Decrease in security deposits	1,339	10,743
Increase in due from related parties	(96,445)
(Decrease) increase in advances from customers	(563,637)	646,819
Decrease in accounts payable	(203,964)	(1,366,222)
Increase (decrease) in accrued expenses	11,215	(9,123)
(Decrease) increase in other current liabilities	(53,186)	85,916

Net cash used in operating activities	(342,535)	(3,492,864)

Investing Activities
Acquisitions of property and equipment	(193,369)	(50,066)

Net cash used in investing activities	(193,369)	(50,066)

Financing Activities
Increase in noncontrolling interest in majority-owned subsidiary	-	(4,776)

Net cash used in financing activities	-	(4,776)

Effect of exchange rate fluctuations on cash and cash equivalents	(47,585)	179

Net decrease in cash and cash equivalents	(583,489)	(3,547,527)

Cash and cash equivalents at beginning of period	3,048,831	4,433,333

Cash and cash equivalents at end of period	$2,465,342	$885,806

Supplemental information:
Income taxes paid	$4,855	$13,200
Non-cash transactions of operating activities:
Settlement of related accounts receivable and payable	$2,283,641	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND NATURE OF BUSINESS

       Founded in the United States of America in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a Virginia corporation with its primary US operations in New York. Sino-Global provides its customers with comprehensive yet customized shipping agency, shipping and chartering, and inland transportation management services. As a general agent, the Company serves ships coming to and departing from a number of countries and regions, including China, Australia, South Africa, Brazil, Hong Kong, Canada and the United States.

      Sino-Global’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is located in Beijing with branches in Qingdao, Xiamen and Fangchenggang. Through Sino-China, the Company provides general shipping agency services in all commercial ports in the PRC.

       The Company’s subsidiary, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign-owned enterprise, which invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Operationally, Trans Pacific Beijing is set up to deliver inland transportation management services for the Company.

To support the Company’s integrated international and domestic shipping agency network and broaden its service platform into other related businesses, Sino-Global has established the following wholly-owned subsidiaries:

•      Sino-Global Shipping Australia: This entity serves the needs of customers shipping into and out of Western Australia. Through the Company’s relationship with Monson Agencies Australia (one of the largest shipping agency service providers in Australia), Sino-Global is able to provide general shipping agency services to all ports in Australia.
•      Sino-Global Shipping Hong Kong: This is the Company’s control and management center for southern Chinese ports. It enables Sino-Global the ability to offer comprehensive shipping agency services to vessels going to and from the PRC as well as customized shipping and chartering services.
•      Sino-Global Shipping Canada: This entity provides services for ships loading commodities at Canadian ports and delivering them to the PRC. It currently provides shipping agency services to Baosteel's vessels in Canada
•      Sino-Global Shipping New York: This entity is established to facilitate the development of an integrated overseas and local shipping agency network and help generate new business referral activities.

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

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant intercompany transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China pays consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and its loss from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. For this reason, the Company has included 90% of Sino-China’s operating results in the Company’s statements of operations. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Sino-China.

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets are as follows:

	December 31,	June 30,
	2013	2013

Total current asstes	$245,321	$145,307
Total assets	571,360	326,480
Total current liabilities	318,252	324,334
Total liabilities	318,252	324,334

(c)	Revenue Recognize Policy

⋅
Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

⋅	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

⋅	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

(d)	Translation of Foreign Currency

 The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying unaudited consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada and Trans Pacific Beijing in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates as at December 31, 2013 and June 30, 2013 and for the six months ended December 31, 2013 and 2012, and for the three months ended December 31, 2013 and 2012 are as follows:

	December 31,	June 30,	Six months ended December 31,		Three months ended December 31,
	2013	2013	2013	2012	2013	2012
Foreign currency	BS	BS	PL	PL	PL	PL
RMB:1USD	6.0540	6.1787	6.1087	6.3009	6.0907	6.3009
AUD:1USD	1.1201	1.0937	1.0859	0.9626	1.0794	0.9626
HKD:1USD	7.7539	7.7580	7.7545	7.7533	7.7534	7.7519
CAD:1USD	1.0632	1.0520	1.0443	0.9932	1.0496	0.9932

(e)	Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of December 31, 2013 and June 30, 2013, the allowance for doubtful accounts totaled $636,028 and $690,065, respectively.

(f)	Earnings (loss) per share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive.

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

3.             ACCOUNTS RECEIVABLE / ACCOUNTS PAYABLE

          In July and December 2013, the Company executed a total of four agreements (the “settlement agreements”) with a major customer to settle the related accounts receivable and payable that were associated with the Company’s shipping agency business. In connection with the settlement agreements, the Company will reduce the amount of receivable from this major customer based on payments made by such customer directly to the related local shipping agents. During the six months ended December 31, 2013, such customer made a total payment of $2,283,641 to the related local shipping agents; and the Company reduced its reported accounts receivable and payable accordingly.

4.             OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

(a) Other Receivables

         Other receivables represent mainly guarantee deposit for ship owner, amounts to be received from customers for advance payments made to the port agent for reimbursable charges to be incurred in connection with the costs of services; as well as loans, travel and business advances to employees.

 (b) Other Current Liabilities

        Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and miscellaneous accrued liabilities.

5.             PROPERTY AND EQUIPMENT

                Property and equipment are as follows:
	December 31,	June 30,
	2013	2013

Land and building	$222,338	$80,461
Motor vehicles	728,378	731,372
Computer equipment	139,401	122,002
Office equipment	45,943	46,319
Furniture and fixtures	94,877	52,687
System software	125,932	123,391
Leasehold improvement	70,402	68,981

Total	1,427,271	1,225,213

Less : Accumulated depreciation and amortization	1,032,066	957,551

Property and equipment, net	$395,205	$267,662

          Depreciation and amortization expense for the six months ended December 31, 2013 and 2012 was $73,632 and $93,096, respectively. Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 was $46,057 and $53,424, respectively.

6.             NON-CONTROLLING INTEREST

                 Non-controlling interest consists of the following:

	December 31,	June 30,
	2013	2013

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive Loss	(135,870)	(85,653)
Accumulated deficit	(4,515,135)	(3,849,640)
	(4,293,561)	(3,577,849)
Trans Pacific Logistics Shanghai Ltd.	9,138	4,019
Total	$(4,284,423)	$(3,573,830)

7.             COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases expiring through May 17, 2015. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twevle months ending December 31,

2014	$140,167
2015	40,468
$180,635

Rent expense for the six months ended December 31, 2013 and 2012 was $88,050 and $133,218, respectively. Rent expense for the three months ended December 31, 2013 and 2012 was $41,525 and $55,338, respectively.

8.             INCOME TAXES

The income tax (provision) benefit for the six months and three months ended December 31, 2013 and 2012, are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012

Current
USA	$-	$(24,100)	$-	$100
China	-	-	-	-
	-	(24,100)	-	100
Deferred
USA	4,733	(55,000)	(17,767)	78,000
China	-	-	-	-
	4,733	(55,000)	(17,767)	78,000
Total	$4,733	$(79,100)	$(17,767)	$78,100

Deferred tax assets are comprised of the following:

	December 31,	June 30,
	2013	2013

Allowance for doubtful accounts (A)	$301,000	$301,000
Stock-based compensation	307,000	307,000
Net operating loss	580,000	443,000
Total deferred tax assets	1,188,000	1,051,000
Valuation allowance (A)	(1,069,200)	(945,900)
Deferred tax assets, net - long-term (A)	$118,800	$105,100

Note (A): Net balance was not significant, therefore, considered as part of long-term portion

       Operations in the US have incurred a cumulative net operating loss of approximately $1,287,450 as of December 31, 2013, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Other deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $301,000, $307,000 and $580,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of December 31, 2013 based on management’s estimate of realizability.

9.            CONCENTRATIONS

Major Customer

For the six months ended December 31, 2013, two customers accounted for 40% and 16% of the Company’s revenues. For the six months ended December 31, 2012, approximately 67% of the Company’s revenues were from one customer.

Major Suppliers

For the six months ended December 31, 2013, two suppliers accounted for 31% and 18% of the total cost of revenues. For the six months ended December 31, 2012, three suppliers accounted for 18%, 13% and 10% of the cost of revenues.

10.            SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

 The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments: shipping agency service, shipping and chartering services, and in land transportation management services.

       Historically, the Company engages primarily in the delivery of shipping agency services but during fiscal 2014 (and with the support of our largest shareholder), it has expanded its service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013); and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

       The following tables present summary information by segment for the six and three months ended December 31, 2013 and 2012, respectively:

	For the Six Months Ended December 31, 2013
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$3,402,564	$1,937,196	$450,090	$5,789,850
Cost of revenues	$2,773,460	$1,291,048	$64,063	$4,128,571
Gross profit	$629,104	$646,148	$386,027	$1,661,279
Depreciation and amortization	$54,673	$466	$18,493	$73,632
Total capital expenditures	$191,529	$-	$1,840	$193,369
Total assets	$3,218,494	$484,741	$811,103	$4,514,338

	For the Six Months Ended December 31, 2012
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$14,311,829	$-	$-	$14,311,829
Cost of revenues	$13,124,226	$-	$-	$13,124,226
Gross profit	$1,187,603	$-	$-	$1,187,603
Depreciation and amortization	$93,096	$-	$-	$93,096
Total capital expenditures	$50,066	$-	$-	$50,066
Total assets	$8,894,510	$-	$-	$8,894,510

	For the Three Months Ended December 31, 2013
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,971,903	$50,196	$450,090	$2,472,189
Cost of revenues	$1,660,657	$16,048	$64,063	$1,740,768
Gross profit	$311,246	$34,148	$386,027	$731,421
Depreciation and amortization	$36,577	$233	$9,246	$46,057
Total capital expenditures	$189,970	$-	$-	$189,970
Total assets	$3,624,045	$484,741	$405,552	$4,514,338

	For Three Months Ended December 30, 2012
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$6,429,761	$-	$-	$6,429,761
Cost of revenues	$6,006,063	$-	$-	$6,006,063
Gross profit	$423,698	$-	$-	$423,698
Depreciation and amortization	$53,424	$-	$-	$53,424
Total capital expenditures	$144,248	$-	$-	$144,248
Total assets	$8,894,510	$-	$-	$8,894,510

11.          RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhong Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed its first shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. As of December 31, 2013, the net amount due from Zhiyuan was $265,180, inclusive of a cash advance of $180,000 during October 2013 for transportation costs and/or chartering fees.

As of December 31, 2013, the Company is owed $372,642 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G used to act as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount due will be repaid in two installments of approximately $170,000 each during 2014.

12.	SUBSEQUENT EVENT

On January 21, 2014, the shareholders of the Company approved the amendment of the articles of incorporation of the Company to increase the authorized number of shares of common stock from 10,000,000 to 50,000,000 and shares of preferred stock from 1 million to 2 million. The amendment was filed with the Virginia State Corporation Commission on February 5, 2014.

