Form 10-Q
period 2014-03-31
Sino-Global Shipping America, Ltd.
filed 2014-05-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2014

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

Overview

Founded in the United States of America (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a Virginia corporation with its primary US operations in New York. We provide our customers with comprehensive yet customized shipping agency, shipping and chartering, and inland transportation management services. As a general agent, the Company serves ships coming to and departing from a number of countries and regions, including China, Australia, South Africa, Brazil, New Zealand and Canada.

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

Business Segments

The Company is engaged in the delivery of the following services: shipping agency services, shipping and chartering services, and inland transportation management services. Historically, we have been in the business of providing shipping agency services, but during fiscal 2014 we have expanded our service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

The following tables present summary information by segment for the nine and three months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,2014				Nine Months Ended March 31,2013
	Shipping Agency Service	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency Service	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$4,628,578	$1,937,196	$1,316,600	$7,882,374	$16,650,903	$-	$-	$16,650,903
Cost of revenues	$3,598,641	1,291,048	$187,396	$5,077,085	$15,118,150	$-	$-	$15,118,150
Gross profit	$1,029,937	646,148	$1,129,204	$2,805,289	$1,532,753	$-	$-	$1,532,753
Gross margin	22.25%	33.35%	85.77%	35.59%	9.21%	-	-	9.21%

	Three Months Ended March 31,2014				Three Months Ended March 31,2013
	Shipping Agency Service	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency Service	Shipping and Chartering Service	Inland Transportation Management Services	Consolidated
Revenues	$1,226,015	$-	$866,510	$2,092,525	$2,339,074	$-	$-	$2,339,074
Cost of revenues	$825,181	$-	$123,333	$948,514	$1,993,924	$-	$-	$1,993,924
Gross profit	$400,834	$-	$743,177	$1,144,011	$345,150	$-	$-	$345,150
Gross margin	32.69%	-	85.77%	54.67%	14.76%	-	-	14.76%

Revenues

(1) Revenues from Shipping Agency Business

We provide two types of shipping agency services: loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

•	the number of ships to which we provide port loading/discharging services;
•	the size and types of ships we serve;
•	the type of services we provide, for example loading/discharging, protective, owner’s affairs, shipping and chartering service;
•	the rate of service fees we charge; and
•	the number of ports at which we provide services; and the number of customers we serve.

Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore as well as the decline in the number of loading/discharging agency services we provided in 2014. As a result, our shipping agency revenues decreased from $16.7 million for the nine months ended March 31, 2013 to $4.6 million for the same period in 2014; and decreased from $2.3 million for the three months ended March 31, 2013 to approximately $1.2 million for the same period in 2014. In addition, the number of ships we served decreased from 322 to 238 for the nine months ended March 31, 2013 and 2014, respectively, and decreased from 99 for the three months ended March 31, 2013 to 78 for the same period in 2014.

	For the nine months ended March 31,				For the three months ended March 31,
	2014	2013	Change	%	2014	2013	Change	%
Number of ships served
Loading/discharging	46	150	(104)	(69.3)	6	18	(12)	(66.7)
Protective	192	172	20	11.6	72	81	(9)	(11.1)
Total	238	322	(84)	(26.1)	78	99	(21)	(21.2)

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

The Zhiyuan shipping and chartering service agreement resulted in revenues in excess of $1.9 million and gross profit of approximately $0.6 million for the nine months ended March 31, 2014.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with Zhiyuan whereby we would provide certain advisory services and help control its potential commodities loss during the transportation process. The inland transportation management services generated approximately $1,316,600 of service fees, net of taxes, for the nine months ended March 31, 2014.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, and selling expenses. In light of our new service platform and improvement in gross margin, we were able to reduce our total operating costs and expenses by approximately $10.1 million for the nine months and approximately $0.5 million for three months ended March 31, 2014 as compared to the same period of last year. This increased our gross margin from 9.2% to 35.6% for the nine months and from 14.8% to 54.7% for three months ended March 31, 2014 as compared to the same periods ended March 31, 2013.

The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the nine months ended March, 31
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	7,882,374	100.0%	16,650,903	100.0%	(8,768,529)	-52.7%
Cost of revenues	5,077,085	64.4%	15,118,150	90.8%	(10,041,065)	-66.4%
Gross margin	35.6%		9.2%		26.4%

General and administrative expenses	2,492,197	31.6%	2,543,959	15.3%	(51,762)	-2.0%
Selling expenses	205,871	2.6%	213,032	1.3%	(7,161)	-3.4%
Total Costs and Expenses	7,775,153	98.5%	17,875,141	107.4%	(10,099,988)	-56.5%

	For the three months ended March, 31
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	2,092,525	100.0%	2,339,074	100.0%	(246,549)	-10.5%
Cost of revenues	948,514	45.3%	1,993,924	85.2%	(1,045,410)	-52.4%
Gross margin	54.7%		14.8%		39.9%

General and administrative expenses	996,355	47.6%	539,348	23.1%	457,007	84.7%
Selling expenses	77,346	3.7%	29,606	1.3%	47,740	161.3%
Total Costs and Expenses	2,022,215	96.6%	2,562,878	109.6%	(540,663)	-21.1%

Cost of Revenues

In light of our new operating model and positive operating results from our inland transportation management and shipping and chartering services, our overall cost of revenues as a percentage of our total revenues decreased from 90.8% to 64.4% for the nine months and from 85.2% to 45.3% for the three months ended March 31, 2013 and 2014, respectively. Likewise, our gross margin increased from 9.2% to 35.6% for the nine months and from 14.8% to 54.7% for the three months ended March 31, 2013 and 2014, respectively. The improvement in our overall gross margin was due mainly to the launch of the shipping and chartering service and the inland transportation management services during the first half of fiscal 2014, with the support of our largest shareholder and Zhiyuan, as these new business segments feature lower overhead than our core shipping agency business model.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and benefits for our staff (both operating and administrative personnel), business promotion, office rental, meeting fees, expenses for legal, accounting and other professional services. The decline in our general and administrative expenses for the nine months ended March 31, 2014 as compared to the same period of 2013 was due primarily to tight budgetary control as we reorganized and streamlined our service platform. The increase in our general and administrative expenses for the three months ended March 31, 2014 as compared to the same period of 2013 was mainly due to higher salaries for senior management, increased in listing fees and travelling expenses. Our general and administrative expenses as a percentage of our total revenues increased from 15.3% to 31.6% for the nine months and from 23.1% to 47.6% for three months ended March 31, 2013 and 2014, respectively. The increase was due mainly to expenses incurred to reorganize and expand our service platform.

Selling Expenses

Our selling expenses primarily consist of commissions for our operating staff to the ports at which we provide services. Our selling expenses slightly decreased by $7,161 for the nine months and increased by $47,740 for the three months ended March 31, 2014 as compared with the comparable period of 2013. This change was mainly due to higher commission ratio. We paid 50% of related revenues to business partners “Monson” who refer shipping agency business to us as commissions from the first quarter of fiscal 2014, as compared with 30% of related revenues before.

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

There have been no material changes during the quarter ended March 31, 2014 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2013 annual report.

2014 Trends

Fiscal 2014 is a transition year as we reorganized and streamlined our core shipping agency business and expanded our service platform. Our top priority in fiscal 2014 is to cut costs, expand our service platform and improve our overall profitability. In accordance with our revised strategic plan, we have implemented various programs and are in the process of developing other business initiatives designed to strengthen our working capital and operating cash flows as well as our ability to deliver sustainable quarterly earnings. During the nine months ended March 31, 2014, we have:

•	reorganized our service platform and refined our cost structure to mitigate our overall business risks and reduce our susceptibility to changes in the macroeconomic factors;
•	diversified our business and expanded our service platform to include the following services: shipping and chartering services, and inland transportation management services;
•	monetized our business relationship with Zhiyuan and launched 2 new business segments: shipping and chartering service during the fiscal first quarter and inland transportation management service during the fiscal second quarter; and
•	improved our gross margin and operating profit.

We continue to seek opportunities to strengthen our revenue model. As we continue to streamline our business and make our business more scalable, we expect to continue to improve our cash earnings and profitability in fiscal 2014.

Results of Operations

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues. Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore. Our total revenues decreased by $8,768,529 or 52.7% from $16,650,903 for the nine months ended March 31, 2013 to $7,882,374 for the comparable nine months period in 2014. The number of ships we served decreased from 322 to 238 for the nine months ended March 31, 2013 and 2014, respectively.

For the nine months ended March 31, 2014, we provided protective services to 192 ships, as compared to 172 ships for the same period in 2013. In contrast, we only provided loading/discharging services to 46 ships for the nine months ended March 31, 2014 as compared to 150 ships for the same period in 2013. While the protective services result in lower revenues per ship than loading/discharging services, they typically feature higher profit margins.

The decline in revenues from the shipping agency business was partially offset by revenues from our shipping and chartering services and inland transportation management services that were launched in the first and second quarter, respectively. During the nine months ended March 31, 2014, we recognized revenues of approximately:

•	$1.94 million from our shipping and chartering business; and
•	$1.32 million from our inland transportation management business.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $10,099,988 or 56.5% from $17,875,141 for the nine months ended March 31, 2013 to $7,775,153 for the nine months ended March 31, 2014. This decrease was primarily due to decrease in our costs of revenues, as discussed below.

•

Cost of Revenues. Our cost of revenues decreased by 66.4% from $15,118,150 for the nine months ended March 31, 2013 to $5,077,085 for the nine months ended March 31, 2014. The decline was primarily driven by lower cost generated from the shipping agency business, partially offset by the launch of the shipping and chartering services in the first quarter and inland transportation management services in the second quarter, which featured lower overhead and allowed our cost of revenues to decrease more quickly than our revenues.

•

General and Administrative Expenses. Our general and administrative expenses decreased by $51,762 or 2.0% from $2,543,959 for the nine months ended March 31, 2013 to $2,492,197 for the nine months ended March 31, 2014. This decrease was driven mainly by reduction in labor expenses of $232,414, offset by increases in listing fees of $63,813 and business development expenses of $118,380.

•	Selling Expenses. Our selling expenses decreased by $7,161 or 3.4% from $213,032 for the nine months ended March 31, 2013 to $205,871 for the nine months ended March 31, 2014, mainly because we paid commissions on lower sales, partially offset by such commissions payments being made at a higher commission ratio. We paid 50% of related revenues to business partners “Monson” who refer shipping agency business to us as commissions from the first quarter of fiscal 2014, as compared with 30% of related revenues before.

Operating Income. We had operating income of $107,221 for the nine months ended March 31, 2014, compared to operating loss of $1,224,238 for the comparable nine months in 2013. The turnaround was due mainly to net profit from the newly developed shipping and chartering services as well as the inland transportation management services.

Financial Expense, Net. Our net financial expense was $52,174 for the nine months ended March 31, 2014, compared to net financial income of $22,674 for the nine months ended March 31, 2013. The variance was due largely to the foreign exchange losses recognized in the third quarter in the financial statement consolidation.

Taxation. Our income tax benefits were $5,919 for the nine months ended March 31, 2014, compared to income tax expense of $64,500 for the nine months ended March 31, 2013. The income tax expense in 2013 was due mainly to the increase valuation allowance for deferred tax assets.

Net Income. As a result of the foregoing, we had net income of $198,137 for the nine months ended March 31, 2014, compared to net loss of $1,219,051 for the nine months ended March 31, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $1,100,636 for the nine months ended March 31, 2014, as compared to net loss of $648,329 for the nine months ended March 31, 2013. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $1,085,746 for the nine months ended March 31, 2014, as compared to comprehensive loss of $635,442 for the nine months ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Our total revenues decreased by 10.5% from $2,339,074 for the three months ended March 31, 2013 to $2,092,525 for the comparable three months in 2014. The number of ships that generated revenues for us decreased from 99 for the three months ended March 31, 2013 to 78 for the comparable period of fiscal 2014. Accordingly, our revenues decreased. In addition, we provided protective agency services for more ships, which generate significantly lower revenues per ship than our loading/discharging services. For the three months ended March 31, 2014, we provided protective services to 72 ships, compared to 81 ships for the same period of 2013. We provided loading/discharging service to 6 and 18 ships for the three months ended March 31, 2014 and 2013, respectively. However, the decline in revenues generated from the shipping agency services was partially offset by revenues from our inland transportation management service agreement with Zhiyuan that generated revenues of approximately $866,510 for the three months ended March 31, 2014.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $540,663 or 21.1% from $2,562,878 for the three months ended March 31, 2013 to $2,022,215 for the three months ended March 31, 2014. This decrease was primarily due to decrease in our costs of revenues partially offset by increase in general and administrative expenses, as discussed below.

•	Cost of Revenues. Our cost of revenues decreased by $1,045,410 or 52.4% from $1,993,924 for the three months ended March 31, 2013 to $948,514 for the three months ended March 31, 2014. The decline was primarily driven by lower cost generated from the shipping agency business, partially offset by the launch of the inland transportation management services in the fiscal second quarter.

•	General and Administrative Expenses. Our general and administrative expenses increased by $457,007 or 84.7% from $539,348 for the three months ended March 31, 2013 to $996,355 for the three months ended March 31, 2014. This increase was mainly due to (1) increased salaries and benefits for our staff of $120,586, (2) increased meeting expenses of $39,404, (3) increased travelling expenses of $61,300, (4) an increase of $70,925 in office expenses, (5) an increased listing expenses of $138,622 in part due to the issuance of stock in connection with the Zhiyuan transaction, (6) increased business development expenses of $ 21,270.

•	Selling Expenses. Our selling expenses increased by $47,740 or 161.3% from $29,606 for the three months ended March 31, 2013 to $77,346 for the three months ended March 31, 2014, mainly due to higher commission payments which were most of selling expenses.

Operating Income. We had operating income of $70,310 for the three months ended March 31, 2014, compared to operating loss of $223,804 for the comparable three months in 2013. The turnaround was due mainly to net income from the newly developed inland transportation management services business, partially offset by increase in general and administrative expenses.

Financial Expense, Net. Our net financial expense was $91,896 for the three months ended March 31, 2014, compared to $7,060 for the three months ended March 31, 2013. The increase in net financial expense was due largely to the foreign exchange losses recognized in the financial statements consolidation.

Taxation. Our income tax benefit was $1,186 for the three months ended March 31, 2014, compared to $14,600 for the three months ended March 31, 2013. As we had a tax expense of $34,781 and deferred tax benefit of $35,967, the income tax benefits of the three months ended March 31, 2014 was $1,186.

Net Income. As a result of the foregoing, we had net income of $86,399 for the three months ended March 31, 2014, compared to net loss of $211,040 for the three months ended March 31, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $326,121 for the three months ended March 31, 2014, compared to net loss of $166,510 for the three months ended March 31, 2013. With other comprehensive income foreign currency translation, comprehensive income attributable to Sino-Global was $303,809 for the three months ended March 31, 2014, compared to comprehensive loss of $151,175 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from issuing common stock in April 2013. As of March 31, 2014, we had $2,290,635 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We deposited approximately 22.7% of our cash in banks located in New York, Canada and Hong Kong and deposited 76.9% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2014	2013

Net cash used in operating activities	$(627,753)	$(4,043,279)
Net cash used in investing activities	$(203,702)	$(50,198)
Net cash used in financing activities	$-	$(9,866)
Net decrease in cash and cash equivalents	$(758,196)	$(4,102,313)
Cash and cash equivalents at the beginning of Period	$3,048,831	$4,433,333
Cash and cash equivalents at the end of Period	$2,290,635	$331,020

The following table sets forth a summary of our working capital:

	March 31, 2014	June 30, 2013	Diff.	%
Total Current Assets	$4,012,356	$7,145,165	$(3,132,809)	-43.85%
Total Current Liabilities	$1,169,160	$4,404,905	$(3,235,745)	-73.46%
Working Capital	$2,843,196	$2,740,260	$102,936	3.76%
Current Ratio	3.43	1.62	1.81	111.57%

Operating Activities

Net cash used in operating activities was $627,753 for the nine months ended March 31, 2014, as compared to net cash used in operating activities of $4,043,279 for the comparable period in 2013. The decrease in our operating cash outflows was mainly attributable to an increase in due from related parties of $566,957 and a decrease in advances from customers of $537,646, partially offset by a decrease in accounts receivable of $472,664 for the nine months ended March 31, 2014.

Investing Activities

Net cash used in investing activities was $203,702 compared to net cash used in investing activities of $50,198 for the nine months ended March 31, 2014 and 2013, respectively, due to additions of fixed assets of $203,702 and $50,198 for the nine months ended March 31, 2014 and 2013, representing 4.5% and 0.7% of our total assets, respectively.

Financing Activities

There are no cash flows used in financing activities for the nine months ended March 31, 2014. We used $9,866 in financial activities for the nine months ended March 31, 2013.

Working Capital

Total current assets decreased by $3,132,809 or 43.85% from $7,145,165 as at June 30, 2013 to $4,012,356 as at March 31, 2014. Total current liabilities decreased by $3,235,745 or 73.46% from $4,404,905 as at June 30, 2013 to $1,169,160 as at March 31, 2014. The decrease was mainly due to (1) settlement of related accounts receivable and payable in the amount of approximately $2.59 million, paid directly by our customer to the local shipping agents, (2) advances to related parties in the amount of $566,957. Our working capital of approximately $2.84 million was about $100,000 or 3.76% higher than the $2.74 million as at June 30, 2013.

Our current ratio increased from 1.62 at June 30, 2013 to 3.43 at March 31, 2014. The increase in current ratio was mainly attributable to initiatives to strengthen our working capital and the significant reduction in current liabilities in connection with the Shourong settlement agreements during the nine months ended March 31, 2014.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through December 14, 2015. Below is a summary of our company’s contractual obligations and commitments as of March 31, 2014:

	Payment Due by Period
	Total	Less than 1 year	1 to 2 years	More than 2 years
Contractual Obligations
Operating leases	$134,612	$109,732	$24,880	$—

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

As of March 31, 2014, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically involved in legal proceedings in the ordinary course of business. During the three months ended March 31, 2014, neither we nor any of our subsidiaries or affiliate was involved in any material pending legal proceedings. Nor was any of our property subject to any such material pending legal proceedings.

Item 1A. Risk Factors

This Item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Cao Lei, Zhang Mingwei, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Cao Lei and Zhang Mingwei. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Cao Lei, Zhang Mingwei and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
99.1	Press release dated May 13, 2014 titled “Sino-Global Announces Fiscal 2014 Third Quarter Financial Results.” (5)

EX-101.INS	XBRL Instance Document. (5)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (5)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (5)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (5)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (5)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (5)

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 27, 2014, File No. 001-34024.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 13, 2014	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$2,290,635	$3,048,831
Advances to suppliers	59,558	231,772
Accounts receivable, less allowance for doubtful accounts of $426,818 and $690,065 as of March 31, 2014 and June 30, 2013, respectively	343,047	3,142,203
Other receivables, less allowance for doubtful accounts of $222,600 and $233,950 as of March 31, 2014 and June 30, 2013, respectively	204,245	142,206
Other current assets	6,537	12,488
Prepaid taxes	-	26,288
Due from related parties	1,108,334	541,377

Total current assets	4,012,356	7,145,165

Property and equipment, net	343,482	267,662
Other long-term assets	16,709	18,278
Deferred tax assets	145,800	105,100

Total Assets	$4,518,347	$7,536,205

Liabilities and Equity
Current liabilities
Advances from customers	$172,527	$710,172
Accounts payable	350,254	3,219,240
Accrued expenses	31,514	51,352
Other current liabilities	614,865	424,141

Total Current Liabilities	1,169,160	4,404,905

Total Liabilities	1,169,160	4,404,905

Commitments and Contingency

Equity
Preferred stock, 1,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 10,000,000 shares authorized, no par value; 4,829,032 shares issued as of March 31, 2014 and June 30, 2013; 4,703,841 outstanding as of March 31, 2014 and June 30, 2013	10,750,157	10,750,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,755,977)	(4,856,613)
Accumulated other comprehensive income	39,900	54,791
Unearned Stock-based Compensation	(15,520)	(15,520)

Total Sino-Global Shipping America Ltd. Stockholders' equity	7,790,875	6,705,130

Non-Controlling interest	(4,441,688)	(3,573,830)

Total equity	3,349,187	3,131,300

Total Liabilities and Equity	$4,518,347	$7,536,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013

Net revenues	$7,882,374	$16,650,903	$2,092,525	$2,339,074

Cost of revenues	(5,077,085)	(15,118,150)	(948,514)	(1,993,924)
Gross profit	2,805,289	1,532,753	1,144,011	345,150

General and administrative expenses	(2,492,197)	(2,543,959)	(996,355)	(539,348)
Selling expenses	(205,871)	(213,032)	(77,346)	(29,606)
	(2,698,068)	(2,756,991)	(1,073,701)	(568,954)

Operating Income (loss)	107,221	(1,224,238)	70,310	(223,804)

Financial income(expense), net	(52,174)	22,674	(91,896)	(7,060)
Other income, net	137,171	47,013	106,799	5,224
	84,997	69,687	14,903	(1,836)

Net income (loss) before provision for income taxes	192,218	(1,154,551)	85,213	(225,640)

Income tax benefit (expense)	5,919	(64,500)	1,186	14,600

Net income (loss)	198,137	(1,219,051)	86,399	(211,040)

Net loss attributable to non-controlling interest	(902,499)	(570,722)	(239,722)	(44,530)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$1,100,636	$(648,329)	$326,121	$(166,510)

Net income (loss)	$198,137	$(1,219,051)	$86,399	$(211,040)

Other comprehensive income:
Foreign currency translation adjustments	19,751	(9,596)	60,145	7,327
Comprehensive income (loss)	217,888	(1,228,647)	146,544	(203,713)

Less: Comprehensive loss attributable to non-controlling interest	(867,858)	(593,205)	(157,265)	(52,538)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$1,085,746	$(635,442)	$303,809	$(151,175)

Earnings (loss) per share
-Basic and diluted	$0.23	$(0.22)	$0.07	$(0.06)

Weighted average number of common shares used in computation
-Basic and diluted	4,703,841	2,903,841	4,703,841	2,903,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2014	2013

Operating Activities

Net income (loss)	$198,137	$(1,219,051)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	103,041	139,859
Recovery of doubtful accounts	(263,247)
Deferred tax (benefit) expense	(40,700)	64,500
Gain on disposition of property and equipment	(28,666)	(3,398)
Changes in assets and liabilities
Decrease in advances to suppliers	172,214	96,151
Decrease (increase) in accounts receivable	472,664	(1,825,731)
(Increase) decrease in other receivables	(62,039)	84,825
Decrease in other current assets	5,951	52,950
Decrease in prepaid taxes	26,288	1,167
Decrease in other long-term assets	1,568	12,443
Increase in due from related parties	(566,957)
(Decrease) increase in advances from customers	(537,646)	18,848
Decrease in accounts payable	(279,246)	(1,536,468)
Decrease in accrued expenses	(19,838)	(9,252)
Increase in other current liabilities	190,723	79,878

Net cash used in operating activities	(627,753)	(4,043,279)
Investing Activities
Acquisitions of property and equipment	(203,702)	(50,198)

Net cash used in investing activities	(203,702)	(50,198)

Financing Activities
Increase in noncontrolling interest in majority-owned subsidiary	-	(9,866)

Net cash used in financing activities	-	(9,866)

Effect of exchange rate fluctuations on cash and cash equivalents	73,259	1,030

Net decrease in cash and cash equivalents	(758,196)	(4,102,313)

Cash and cash equivalents at beginning of period	3,048,831	4,433,333

Cash and cash equivalents at end of period	$2,290,635	$331,020

Supplemental information:
Income taxes paid	$16,961	$19,800
Non-cash transactions of operating activities:
Settlement of related accounts receivable and payable	$2,589,739	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States of America (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a Virginia corporation with its primary US operations in New York. Sino-Global provides its customers with comprehensive yet customized shipping agency, shipping and chartering, and inland transportation management services. As a general agent, the Company serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil, New Zealand and Canada..

Sino-Global’s principal geographic market is in the People’s Republic of China (“PRC”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is headquartered in Beijing with branches in Qingdao, Xiamen and Fangchenggang. Through Sino-China, the Company provides general shipping agency services in all commercial ports in the PRC.

The Company’s subsidiary, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign-owned enterprise, which invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Operationally, Trans Pacific Beijing is set up to deliver inland transportation management services for the Company

To support the Company’s integrated international and domestic shipping agency network and broaden its service platform into other related businesses, Sino-Global has established the following wholly-owned subsidiaries:

•	Sino-Global Shipping Australia: This entity serves the needs of customers shipping into and out of Western Australia. Through the Company’s relationship with Monson Agencies Australia (one of the largest shipping agency service providers in Australia), Sino-Global is able to provide general shipping agency services to all ports in Australia.

•	Sino-Global Shipping Hong Kong: This is the Company’s control and management center for southern Chinese ports. It enables Sino-Global the ability to offer comprehensive shipping agency services to vessels going to and from the PRC as well as customized shipping and chartering services.

•	Sino-Global Shipping Canada: This entity provides services for ships loading commodities at Canadian ports and delivering them to the PRC. It currently provides shipping agency services to Baosteel's vessels in Canada.

•	Sino-Global Shipping New York: This entity is established to facilitate the development of an integrated overseas and local shipping agency network and help generate new business referral activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity (VIE”). All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the Company’s 2013 annual report in the Form 10-K filed on September 27, 2013.

(b)	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant intercompany transactions and balances are eliminated in consolidation. Sino-China is considered a VIE, and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. Sino-China was designed to operate in China for the benefit of the Company. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. If Sino-China incurs a net loss during its fiscal year, we are not required to absorb such net loss.

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and its loss from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. For this reason, the Company has included Sino-China’s operating results in the Company’s statements of operations. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Sino-China.

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets are as follows:

	March 31,	June 30,
	2014	2013

Total current assets	$498,250	$145,307
Total assets	780,688	326,480
Total current liabilities	527,913	324,334
Total liabilities	527,913	324,334

(c)	Revenue Recognize Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

(d)	Translation of Foreign Currency

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

The exchange rates as at March 31, 2014 and June 30, 2013 and for the nine months ended March 31, 2014 and 2013, and for the three months ended March 31, 2014 and 2013 are as follows:

	March 31,	June 30,	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013	2014	2013
Foreign currency	BS	BS	PL	PL	PL	PL
RMB:1USD	6.2163	6.1787	6.1060	6.2757	6.1008	6.2254
AUD:1USD	1.0783	1.0937	1.0958	0.9628	1.1155	0.9630
HKD:1USD	7.7567	7.7580	7.7560	7.7542	7.7591	7.7560
CAD:1USD	1.1047	1.0520	1.0638	0.9984	1.1027	1.0085

(e)	Accounts receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a quarterly basis and as needed, makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current financial condition and credit-worthiness in relation to the overall economic trends. Consistent with current practices, receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of March 31, 2014 and June 30, 2013, the allowance for doubtful accounts totaled $426,818 and $690,065, respectively.

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

The operations of the Company are primarily located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to Zhiyuan (see Note 11).

(h)	Recent Accounting Pronouncements

There have been no new accounting pronouncements that would have a material impact on the financial position of the Company.

3.	ACCOUNTS RECEIVABLE / ACCOUNTS PAYABLE

In July and December 2013, the Company executed a total of four agreements (the “settlement agreements”) with a major customer to settle the related accounts receivable and payable that were associated with the Company’s shipping agency business. In connection with the settlement agreements, the Company will reduce the amount of receivable from this major customer based on payments made by such customer directly to the related local shipping agents. During the nine months ended March 31, 2014, such customer made a total payment of $2,589,739 to the related local shipping agents; and the Company reduced its reported accounts receivable and payable accordingly.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31,	June 30,
	2014	2013

Land and building	$216,532	$80,461
Motor vehicles	708,733	731,372
Computer equipment	130,564	122,002
Office equipment	50,407	46,319
Furniture and fixtures	99,863	52,687
System software	127,940	123,391
Leasehold improvement	68,564	68,981

Total	1,402,603	1,225,213

Less : Accumulated depreciation and amortization	1,059,121	957,551

Property and equipment, net	$343,482	$267,662

Depreciation and amortization expense for the nine months ended March 31, 2014 and 2013 was $103,041 and $139,859, respectively. Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $29,409 and $46,763, respectively.

6.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	June 30,
	2014	2013

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive Loss	(57,743)	(85,653)
Accumulated deficit	(4,748,842)	(3,849,640)
	(4,449,141)	(3,577,849)
Trans Pacific Logistics Shanghai Ltd.	7,453	4,019
Total	$(4,441,688)	$(3,573,830)

7.	COMMITMENTS

Office leases

The Company leases certain office premises and apartments for employees under operating leases expiring through December 14, 2015. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending March 31,

2014	$109,732
2015	24,880
$134,612

Rent expense for the nine months ended March 31, 2014 and 2013 was $157,036 and $173,075, respectively. Rent expense for the three months ended March 31, 2014 and 2013 was $68,986 and $39,858, respectively.

8.	INCOME TAXES

The income tax (provision) benefit for the nine months and three months ended March 31, 2014 and 2013, are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013

Current
USA	$(34,659)	$-	$(34,659)	$24,100
China	(122)	-	(122)	-
	(34,781)	-	(34,781)	24,100
Deferred
USA	40,700	(64,500)	35,967	(9,500)
China	-	-	-	-
	40,700	(64,500)	35,967	(9,500)
Total	$5,919	$(64,500)	$1,186	$14,600

Deferred tax assets are comprised of the following:

	March 31,	June 30,
	2014	2013

Allowance for doubtful accounts (A)	$208,000	$301,000
Stock-based compensation	408,000	307,000
Net operating loss	842,000	443,000
Total deferred tax assets	1,458,000	1,051,000
Valuation allowance (A)	(1,312,200)	(945,900)
Deferred tax assets, net - long-term (A)	$145,800	$105,100

Note (A): Net balance was not significant, therefore, considered as part of long-term portion

Operations in the US have incurred a cumulative net operating loss of approximately $1,605,124 as of March 31, 2014, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Other deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $208,000, $408,000 and $842,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of March 31, 2014 based on management’s estimate of realizability.

9.	CONCENTRATIONS

Major Customer

For the nine months ended March 31, 2014, two customers accounted for 41% and 19% of the Company’s revenues. For the nine months ended March 31, 2013, approximately 65% of the Company’s revenues were from one customer.

Major Suppliers

For the nine months ended March 31, 2014, two suppliers accounted for 31% and 25% of the total cost of revenues. For the nine months ended March 31, 2013, three suppliers accounted for 25%, 12% and 10% of the cost of revenues.

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

Historically, the Company engages primarily in the delivery of shipping agency services but during fiscal 2014,,it has expanded its service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

The following tables present summary information by segment for the nine and three months ended March 31, 2014 and 2013, respectively:

	For the Nine Months Ended March 31, 2014
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$4,628,578	$1,937,196	$1,316,600	$7,882,374
Cost of revenues	$3,598,641	$1,291,048	$187,396	$5,077,085
Gross profit	$1,029,937	$646,148	$1,129,204	$2,805,289
Depreciation and amortization	$74,525	$699	$27,817	$103,041
Total capital expenditures	$193,001	$-	$10,701	$203,702
Total assets	$3,099,046	$446,594	$972,707	$4,518,347

	For the Nine Months Ended March 31, 2013
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$16,650,903	$-	$-	$16,650,903
Cost of revenues	$15,118,150	$-	$-	$15,118,150
Gross profit	$1,532,753	$-	$-	$1,532,753
Depreciation and amortization	$139,859	$-	$-	$139,859
Total capital expenditures	$50,198	$-	$-	$50,198
Total assets	$7,878,407	$-	$-	$7,878,407

	For the Three Months Ended March 31, 2014
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,226,015	$-	$866,510	$2,092,525
Cost of revenues	$825,181	$-	$123,333	$948,514
Gross profit	$400,834	$-	$743,177	$1,144,011
Depreciation and amortization	$19,852	$233	$9,324	$29,409
Total capital expenditures	$1,472	$-	$8,861	$10,333
Total assets	$3,099,046	$446,594	$972,707	$4,518,347

	For Three Months Ended March 31, 2013
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$2,339,074	$-	$-	$2,339,074
Cost of revenues	$1,993,924	$-	$-	$1,993,924
Gross profit	$345,150	$-	$-	$345,150
Depreciation and amortization	$86,435	$-	$-	$86,435
Total capital expenditures	$132	$-	$-	$132
Total assets	$7,878,407	$-	$-	$7,878,407

11.	RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhong Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed its first shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyan on an as-needed basis. As of March 31, 2014, the net amount due from Zhiyuan was $735,826, inclusive of a cash advance of $180,000 during October 2013 for the purpose of settling any related transportation costs and/or chartering fees.

As of March 31, 2014, the Company is owed $372,508 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G used to act as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount is expected to be repaid during 2014.

