Form 10-K
period 2014-06-30
Sino-Global Shipping America, Ltd.
filed 2014-09-15
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No   ☐

The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has issued and outstanding 6,200,841 shares of common stock and no shares of preferred stock.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2013 was $3,754,502.50, based on the closing sales price of $2.50 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (1,501,801 shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts I, II and III of this Form 10-K: the registration statements on Form S-1 filed with the Commission on January 11 and May 12, 2008, as amended (file nos. 333-150858 and 333-148611) and the registration statement on Form S-3 filed with the Commission on March 17, 2014 (file no. 333-194211) (the “Registration Statements”), prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”), and prospectus supplement (to the prospectus dated March 17, 2014) filed pursuant to Rule 424 (b) (5) of the Securities Act of 1933 on June 28, 2014 (the “Prospectus Supplement”).

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K:

•	“We,” “us,” “our,” and ”our company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and its direct and indirect subsidiaries;
•	“Sino-Global” refers to Sino-Global Shipping America, Ltd;
•	“Shares” refers to shares of our common stock, without par value per share;
•	“China” or “PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau; and
•	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

Names of certain PRC companies provided in this annual report are translated or transliterated from their original PRC legal names. Discrepancies, if any, in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	The Company’s ability to timely and properly deliver shipping agency, shipping and chartering, and inland transportation management services;

•	The Company’s dependence on a limited number of major customers and related parties;

•	Political and economic factors in the People’s Republic of China (“PRC”);

•	The Company’s ability to expand and grow its lines of business;

•	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in need for the Company’s services;

•	A weakening of macroeconomic conditions that would reduce demand for services provided by the Company and could adversely affect its overall profitability;

•	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s services, operations and financial performance;

•	The acceptance in the marketplace of the Company’s new lines of services;

•	The foreign currency exchange rate fluctuations;

•	Hurricanes or other natural disasters;

•	The Company’s ability to identify and successfully execute cost control initiatives;

•	The impact of quotas, tariffs or safeguards on the customer products that the Company services;

•	The Company’s ability to attract, retain and motivate skilled personnel to serve the Company; or

•	Other risks outlined above and in the Company’s other filings made periodically by the Company.

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

Historically, the Company only provides our customers with customized shipping agency services but during fiscal year 2014, we have expanded our service offerings to include shipping and chartering services and inland transportation management services. These new services are part of our strategic initiatives to diversify our service offering, reduce our dependency on a single customer, broaden our business platform, and improve our operating profit.

Sino-Global’s principal geographic market is in the People’s Republic of China (“PRC”). The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York.

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), is a wholly foreign-owned enterprise and it has a 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”).

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

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company is able to provide shipping agency services in all commercial ports in the PRC.

Consistent with our prior year’s objective in improving our overall operating performance, we have completed a number of cost reduction initiatives during fiscal year 2014 to reduce our overhead and operating costs, and have restructured our shipping agency business to make it more profitable. As a result, we did not provide shipping agency services through Sino-China, our variable interest entity in the PRC, as of June 30, 2014. Our shipping agency business is currently operated by our subsidiaries in Hong Kong and Australia. As a general shipping agent, the Company serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil, New Zealand and Canada.

In June 2013, the Company executed a 5-year global logistic service agreement on with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). Our largest shareholder, Mr. Zhong Zhang, owns TianJin Zhi Yuan Investment Group Co., Ltd. Leveraging our business relationship with Zhiyuan, we have reduced our dependency on the shipping agency business, expanded our service platform and gained expertise in the delivery of shipping and chartering services (launched during the quarter ended September 30, 2013) as well as inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of our strategic initiatives to diversify our service offering, broaden our service platform, and improve our operating profit. The Company’s shipping and chartering services are operated by its Hong Kong subsidiary while inland transportation management services are handled by its China subsidiary, Trans Pacific Beijing.

In May 2014, the Company signed a strategic cooperation agreement with Qingdao Zhenghe Shipping Group Limited (“Zhenghe”), one of the largest shipping and transportation companies in China, to jointly explore mutually beneficial business development opportunities. In June 2014, Mr. Deming Wang (a major owner of Zhenghe) acquired 200,000 shares of the Company’s common stock. In August 2014, the Company executed an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang, in a move to further broaden our service platform and gain expertise in the ship management business.

Recent Developments

(1)	Amendment of Article of Incorporation

At our 2014 Annual Meeting of Shareholders held on January 21, 2014, our shareholders voted to increase the number of authorized shares of common stock from 10 million to 50 million shares and the number of authorized shares of Preferred Stock from 1 million to 2 million shares. We filed our First Amended and Restated Articles of Incorporation with the Commonwealth of Virginia State Corporation Commission on February 10, 2014, increasing the number of authorized shares of common stock to 50 million shares and the number of authorized shares of Preferred Stock to 2 million shares.

(2)	Approval of New Incentive Plan

Also at our 2014 Annual Meeting of Shareholders, our shareholders provided our Company with one of the tools needed to incentivize officers, directors, employees and consultants to help grow and manage the Company by authorizing a new pool of 10 million shares of common stock and securities exercisable for or convertible into common stock. This pool may be used for incentive grants of options, shares and other convertible securities that will help us align the interests of those who serve our Company even more strongly with the interests of our shareholders.

(3)	Share Issuance to Consultants

In an effort to strengthen our efforts in business reorganization, development and acquisitions as well as enterprise risk management and process flow enhancements, we entered agreements with two consultants in June 2014 for their management consulting and advisory services. In return for their services, a total of 600,000 shares of our common stock have been issued to these consultants. The service agreements are effective from July 1, 2014 to December 31, 2016.

(4)	Strategic Partnership and Private Placement

On May 28, 2014, we signed a strategic cooperation agreement with Zhenghe to jointly explore mutually beneficial business development opportunities.

On June 23, 2014, we sold 200,000 shares of our common stock to Crystal Spring Holdings Limited, a company owned by Mr. Deming Wang, at a price per share of $2.22, or a 5% discount to the five-day period ended June 12, 2014. Mr. Wang is a major shareholder of Zhenghe.

(5)	Public Stock offering

On February 28, 2014, we filed a shelf registration statement on Form S-3 to register up to $10 million worth of our shares common stock and securities convertible into or exchangeable for our common stock. This registration statement was declared effective on April 15, 2014.

On June 27, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”) relating to the registered offering of 572,000 shares of common stock, without par value per share. The price to the public in the offering was $1.76 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 85,800 shares of common stock from the Company at the same price to cover over-allotments, if any.

We closed the public offering on July 2, 2014 and the Underwriter subsequently purchased an additional 75,000 shares. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-194211) declared effective by the Securities and Exchange Commission on April 15, 2014, as supplemented by an applicable prospectus supplement. The total number of shares sold in the offering (including both the base sale and the exercise of the overallotment option) was 647,000 shares of common stock.

(6)	Acquisition of Ship Management Company

On August 8, 2014, the Company executed an agreement to acquire all of the equity of LSM, in a move to broaden Sino-Global’s service platform and gain expertise in the ship management business. The Company’s agreement to acquire all of the equity of LSM from Mr. Deming Wang will result in the issuance of between 20,000 and 200,000 shares of our common stock, depending on whether LSM reaches certain net income targets for the period July 4, 2014 through December 31, 2014.

Market Background

According to the National Bureau of Statistics of the PRC, China’s nominal GDP grew at a CAGR of 15.8% between 1980 and 2013 and reached RMB 56.9 trillion in 2013. Adjusted for inflation, China’s real GDP maintained an average annual growth rate of 9.9% between 1980 and 2013, significantly outpacing the world’s other major economies, such as the United States, Japan, India and Germany. Since 2010, China has been the world’s second largest economy behind the United States.

Source: National Bureau of Statistics of the PRC

 Source: National Bureau of Statistics of the PRC

Growth of foreign trade, including both exports and imports, has been a major component supporting China’s rapid economic expansion over the past thirty plus years. According to data compiled by National Bureau of Statistics and General Administration of Customs of the PRC, China became the world’s biggest trading nation in 2012, with the total value of exports and imports reaching $3.87 trillion and surpassing those of the United States. In 2013, the total value of exports and imports for China further increased 7.6% to $4.16 trillion, with exports growing 7.9% to $2.21 trillion and imports growing 7.3% to $1.95 trillion. As a result of the rapid expansion of international trade between China and other countries, the shipping industry in China has also grown.

Source: National Bureau of Statistics of the PRC; General Administration of Customs of the PRC

The evolution of the shipping agency and logistics businesses in the PRC has followed that of the shipping industry in general. China’s shipping industry with its relatively short history of only 60 plus years, is very different from its counterparts in the US and Europe, as highlighted by a lack of information transparency, lack of standardized port operations, and Chinese governmental restrictions on foreign shipping companies. As a seasoned shipping agent and NASDAQ-listed company with extensive business relationships both in China and overseas, we are well positioned between the state-owned agency giants and local agents to provide our customers with economical yet customized general shipping agency services.

Since 2013, we have implemented actions to reduce our operating costs, restructure our shipping agency business, and build a scalable business platform with the assistance of our strategic partners to diversify our service offerings and enhance our ability to compete under difficult economic environment and market conditions. We believe all our service offerings (including shipping agency services, shipping and chartering services, inland transportation management services as well as the newly acquired ship management business) are subject to the general market condition of the global shipping industry. We may have difficulty carrying out our services effectively and in a profitable way from time to time due to factors directly related the general market condition of the global shipping industry, particularly in the Chinese market. Moreover, as we have sought opportunities in new segments of the shipping industry over the last twelve months in particular, we are likely to face challenges associated by being a new, less-experienced entrant in these industry segments.

Our Strategy

Doing business in China often requires a strong business network and support of key strategic partners. Leveraging our reputation, business relationships and knowledge of the shipping industry, our goal is to develop and maintain a scalable business model that will not only provide sustainable earnings and growth opportunities but also help us manage our operating risks under difficult market conditions.

We have historically focused on providing our customers with customized shipping agency services. In the past, our business came predominately from a strong business relationship with a major steel manufacturer in the PRC. But in light of recent changes in the market conditions in the PRC (including the slowdown of the Chinese economy and increases in labor costs), our operating costs had skyrocketed and we incurred consecutive years of operating losses. To address these losses, we began restructuring our shipping agency business in 2013 and streamlined our agency operation to reduce our operating losses. We even changed the mix of our agency services by increasing the delivery of protective services in order to enhance our profit margin. On balance, we believe the restructuring efforts have paid off as we begin to stabilize our income from the shipping agency business. As of June 30, 2014, we did not provide shipping agency services through our variable interest entity in the PRC. Instead, our shipping agency business runs through our Hong Kong and Australia subsidiaries.

To reduce our dependency on the shipping agency business, we have leveraged our business relationship with key strategic partners to launch new service offerings and generate new revenue streams. During fiscal year 2014 and with the support of our largest shareholder, we have implemented two new services: shipping and chartering services as well as inland transportation management services. These new services not only enhanced our profit margin in fiscal year 2014 but also help us diversify our business platform. Given the success in fiscal year 2014, our plan is to continue to:

a)	streamline our operations by trimming redundancy and inefficiency, including shedding inefficient, unprofitable or non-operating assets and business relationships;
b)	monetize our relationship with strategic partners;
c)	gain experience and expertise in new service areas, both downstream and upstream along the shipping industry value chain, such as ship management; and
d)	actively seeking new growth opportunities through strategic investments and acquisitions as well as joint business development opportunities with strategic partners such as Zhenghe.

Our restructuring efforts have resulted in a decrease in headcount from 33 as of June 30, 2013 to 16 as of June 30, 2014, and reduction in general and administrative expenses from approximately $3.9 million for fiscal year 2013 to approximately $3.5 million for fiscal year 2014. As we continue to seek opportunities to grow our revenues, we will closely monitor our operating expenses and strive to improve our operating efficiency and productivity. We believe that our Company is small enough to have close working relationships with our customers.

In June 2013, we executed a 5-year global logistic service agreement with Zhiyuan. With the support of Zhiyuan, we launched the shipping and chartering services in September 2013, and assisted Zhiyuan in the transportation of approximately 51,000 tons of chromite ore from South Africa to China during September and October 2013; and generated revenues of approximately $1.9 million and gross profit of over $0.6 million in fiscal year 2014. Working closely with Zhiyuan’s logistics department, our inland transportation management services (which was launched in the quarter ended December 31, 2013) generated revenues of approximately $2.2 million and gross profit of nearly $1.9 million in fiscal year 2014. Together, these new service offerings accounted for over 1/3 of our total revenues and over 60% of our gross profit in fiscal year 2014. Our plan is to gain the necessary technical expertise to possibly expand these service offerings to other customers in the near future.

In May 2014, we signed a strategic cooperation agreement with Zhenghe, a vertically integrated shipping and transportation company with businesses including ship building and repair, chartering, shipment, port management, domestic and international shipping (dry bulk carriers, container ships), shipping agency, and logistics services. In June 2014, Mr. Deming Wang, President and major shareholder of Zhenghe, became a shareholder of Sino-Global by purchasing 200,000 shares of our common stock through a private placement. In August 2014, we acquired a ship management company that is based in Hong Kong from Mr. Deming Wang. This acquisition should give us the opportunity to further expand our service platform and knowledge base along the shipping industry value chain, preparing us for new business or service opportunities. We believe our business relationships with Zhenghe and Mr. Deming Wang could lead to other new business development opportunities in the future. We are also open for strategic investments and other acquisitions opportunities as they arise.

Customers

Since our initial public offering, our revenues come primarily from key customers. Prior to the restructuring of our shipping agency business in fiscal year 2014, a significant portion of our revenues were driven by Beijing Shourong Forwarding Service Co., Ltd (“Shourong”), an affiliate of Capital Steel, a steel company in China. In light of our strategic relationship with Zhiyuan that began with the signing of a 5-year global logistic service agreement in June 2013, we expanded our business platform to include shipping and chartering services and inland transportation management services. Revenues from the two businesses amounted to approximately $4.1 million or approximately 35% of total revenues for fiscal year 2014, and they were generated from Zhiyuan. For the year ended June 30, 2014, two customers accounted for approximately 35% and 18% of the Company’s revenues. For the year ended June 30, 2013, approximately 63% of the Company’s revenues were from Shourong.

Vendors

Much of our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local vendors to ensure that our customers’ needs are met. For the year ended June 30, 2014, two vendors accounted for 21% and 12% of the total cost of revenues, respectively. For the year ended June 30, 2013, two vendors accounted for 22% and 10% of the cost of revenues, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

•	Experience in shipping agency services. We are one of few shipping agents specialized in providing a full range of general shipping agency services in China. Unlike a local agent who specializes in dealing with procedures when a vessel arrives or departs in a port, a general agent focuses on serving clients’ needs for information about all ports for shipping arrangement, appointing local agents, coordinating the local agent before, in process and after vessel arrival or departure, saving parking time and loading/discharging costs and sometimes taking responsibilities for the vessel’s dispatch or demurrage. A general agent serves a larger client with shipments covering many local ports. We believe that our experience in providing general agency services gives us a competitive advantage in attracting large clients and helps us maintain the client business for longer periods of time once our tenders are successful.
•	Strength of personnel and administration. Most of our employees have marine business working experience, and many of our managers/chief operators once served in other large Chinese shipping companies prior to joining our Company. With these professionals and experienced staff, we believe that we can provide competitive services to our customers.
•	Positive relationships with third parties in local ports. In local ports, we maintain positive relationships with stevedore companies, pilot stations, towage companies and other local service providers, which helps our customers enjoy faster loading and discharging rates and a smoother berthing and unberthing process.
•	Our Status as a U.S.-registered and NASDAQ-listed public company. We believe our status as a US corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than we might have as a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

Our Opportunities

We believe we can grow our business organically and through acquisitions, and improve our profitability by:

•	Streamlining our operations and improving our operating efficiency through effective planning, budgeting, and cost control;
•	Restructuring our business to focus on providing higher margin services to promote responsible growth;
•	Growing the shipping agency business through exploring cross referral opportunities and developing new business activities at loading ports in Australia, Canada, South Africa, Brazil, and other countries with which our customers have major trading activities;
•	Developing new service lines along the shipping industry value chain, including shipping and chartering services, inland transportation management services, and ship management services, by gaining crucial knowledge through serving Zhiyuan, developing scalable logistics operating platform, and gaining other customers.

Our Challenges

We are facing significant challenges when executing our strategy, including:

•	Our limited operating history in general and our recent uncertain profitability. In particular, our lack of track record in managing new service lines, including shipping and chartering services, inland transportation management services, and ship management services, could affect our ability to grow our business and maintain profitability in the long-run;
•	We may not have or not be able to get the necessary funds to continue to expand our service platform and market our services;
•	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclicality nature of the shipping industry, which could lead to prolonged period of sluggish demand for our services;
•	Our ability to respond to competitive pressures as we are facing increasing pressure on our growth and margins as a result of increasing competition from our competitors;
•	Our ability to continue to maintain and further monetize our relationship with our strategic partners, particularly Zhiyuan and Zhenghe;
•	Our ability to gain further expertise and to serve new customers in new service areas;
•	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and
•	As we increase our shareholder base through financings, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision; and

Competition

The market segments that we serve do not have high entry barriers. As a small company with limited resources and pressing priorities, we face intense competition in the PRC.

We believe that there are hundreds of licensed shipping agencies in China. At present, the state-owned shipping agency companies, namely Penavico, Sinoagent, CSA and Cosa, still dominate China’s shipping agency industry, combining to generate majority of the revenues in the industry. Our ability to be successful in our industry depends on our ability to compete effectively with companies that may be better capitalized than we are or may provide shipping agency services we do not or cannot provide to our customers. While China’s shipping agency industry has a variety of small shipping agencies, our primary competitors are Penavico, Sinoagent and CSA. These companies are state-owned in part and much larger than we are and derive significantly more revenue from shipping agency services in China.

•	Penavico. Founded in 1953, Penavico is the oldest and largest state-owned shipping agency in China. Beginning in 1955, Penavico took over China’s shipping agency business from the foreign agents that previously did business in China and, until 1985, Penavico was the only shipping agency operating in China. Penavico has numerous local agencies and business networks across China and maintains offices in America, Europe, Japan, Korea, Singapore and Hong Kong.
•	Sinoagent. Sinoagent was formed in 1985 as a specialized subsidiary of Sinotrans Limited Company (“Sinotrans”), a company that provides integrated ocean transportation, land transport, airfreight, warehousing, express services, shipping agency and freight forwarding services. Due to its relationship with Sinotrans, Sinoagent is able to provide a seamless, integrated set of services to its customers.
•	CSA. CSA was established in 1997 and affiliates to China Shipping Group, specializing in shipping agency business for both domestic and international vessels and concurrently in other related business such as cargo agency and customs declaration. With the headquarter in Shanghai, CSA has set up subsidiaries in major ports along the national coastline, the Yangtze River and the Pearl River of China. The subsidiaries undertake shipping agency business as well as cargo agency business and customs declaration etc. for both Chinese and foreign vessels navigating among the international lines and the vessels calling HK, Macao, Taiwan areas, and the coastlines and other water areas of China.

We believe that the three shipping agents’ primary strengths include the following:

•	the establishment of a complete port network in mainland China;
•	the presence of a large base of clients; and
•	the availability of funding and financial support from state-owned financial institutions.

With respect to the shipping and chartering services and inland transportation management services, our competition are those local companies that have good business relationships and a mature business platform. We are a new market entrant and until we master the tricks of the trade and enhance our operational efficiency, it is difficult to be profitable without the support of Zhiyuan.

Employees

As of the date of filing of this report, we have 16 employees, 8 of whom are based in China. Of the total, 3 are in management, 4 are in operations, 5 are in financial affairs, and 4 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a history of operating losses and may not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding or selling additional securities. We may not be able to obtain additional funding under commercially reasonable terms or issue additional securities.

We reported net income attributable to Sino-Global Shipping America, Ltd. of approximately $1.6 million for the fiscal year ended June 30, 2014, compared to net loss of approximately $1.8 million for the fiscal year ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of approximately $3.3 million.

As of June 30, 2014, we had $0.9 million in cash or cash equivalents. Our management believes that we will have sufficient liquidity in fiscal year 2015 to finance our anticipated operations, as well as achieve projected cash collections from customers and contain expenses and cash used in operations. Additionally, we may enter into new business segments through selected merger and acquisitions that may require us to obtain additional funding or issue additional securities. Changes in our business conditions or the financial markets could limit our access to existing credit facilities or make new sources of financing more costly or commercially unviable. Changes in China’s currency exchange control regulations could also limit our ability to access cash outside of China to meet liquidity requirements for our planned operations or intended acquisitions in China.

We are substantially reliant on a single customer for a majority of our business.

In prior years, we relied heavily on Shourong, an affiliate of Capital Steel, a steel company in China, for a substantial percentage of our agency fees. We did not provide any shipping agency services to Shourong in fiscal 2014 and cannot determine the extent of services we are likely to deliver to Shourong in the near future. More recently, we have begun to provide services to companies controlled by one of our affiliates. In April 2013, our shareholders approved the issuance of 1,800,000 shares of common stock to Mr. Zhong Zhang. At the same time, Mr. Zhang agreed to cause companies over which he has influence, TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”) to direct such shipping needs as they may have to our company to perform.

During the first half of fiscal 2014, a majority of our overall revenues came from shipping and chartering services as well as inland transportation management services provided to Zhiyuan. Moreover, all of our shipping and chartering and inland transportation management services were from Zhiyuan. As of the date of this filing, we are not actively providing shipping and chartering services to Zhiyuan, as the nature of business is cyclical, and we cannot predict the next shipment from Zhiyuan that will require our services. If we ceased to provide services to Zhiyuan, our business could be materially harmed. We cannot guarantee that we would be able to replace this customer with one or more new customers of equal size.

We have recently entered the shipping and chartering services and the inland transportation management services businesses and cannot guarantee that we will be able to compete effectively in these business areas.

Our company has provided shipping agency services since 2001, but we have only provided (i) shipping and chartering services since the first quarter of fiscal 2014 ended September 30, 2013 and (ii) inland transportation management services since the second quarter of fiscal 2014 ended December 31, 2013. As we are a new entrant into these two business segments, we do not have a significant market presence. Indeed, as described in the prior risk factor, we currently serve only one customer, Zhiyuan, in both market segments. We cannot guarantee that we would have been successful in providing services to Zhiyuan in the absence of the investment by Mr. Zhang, and we cannot guarantee that we will be successful in locating and securing ship chartering services and inland transportation management to other customers on acceptable terms, if at all

We operate in a very competitive industry and may not be able to maintain our revenues and profitability.

Our potential competitors in the shipping agency business include three major shipping agencies, which together account for approximately 85% of China’s shipping agency revenues. These competitors have significantly greater financial and marketing resources and name recognition than we have. Our potential competitors also include hundreds of smaller, local shipping agents. Our new service offerings, including shipping and chartering services, inland transportation services, and ship management services, also face potential competitions from companies offering similar services in China.

In addition, our competitors may introduce new business models, and if these new business models are more attractive to customers than the business models we currently use, our customers may switch to our competitors’ services, and we may lose market share. We believe that competition in China’s shipping agency industry may become more intense as more shipping agencies, including Chinese/foreign joint ventures, are qualified to conduct business. We cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new business models our competitors may implement. In addition, the increased competition we anticipate in the shipping agent industry may also reduce the number of vessels for which we are able to provide shipping agency services, or cause us to reduce agency fees in order to attract or retain customers. All of these competitive factors could have a material adverse effect on our revenues and profitability.

The PRC owns part of our three largest competitors.

The Chinese government’s ownership of our three largest competitors disadvantages our company in a number of ways.

First, the Chinese government prevents direct foreign investment in certain industries, such as telecommunication services, online commerce and advertising. In fact, when the PRC government founded Penavico, it closed the shipping agency industry to a number of foreign shipping agents that had provided services in China prior to that time. Although the PRC has removed these restrictions in our industry in recent years, there can be no guarantee that the PRC will not re-nationalize the shipping agency industry in the future, especially since approximately 85% of the shipping agency industry in China is already owned, in part, by the Chinese government. See “Risk Factors – The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.”

Second, because our three largest competitors, Penavico, China Shipping and Sinoagent, are state-owned, they may have advantages over our company in dealing with local government officials and leverage over local companies that we, as a wholly privately-owned company, do not have. These relationships may limit our ability to compete with Penavico, China Shipping and Sinoagent.

Third, due to their relationship with the Chinese government, our largest competitors may have access to funding that is not available to us. This access may allow them to grow their businesses at a rate we are not able to match. If we are unable to expand at a comparable rate with these competitors, we may lose market share or be unable to generate profits.

Our customers are companies engaged in the shipping industry, and, consequently, our financial performance is dependent upon the economic conditions of that industry.

We have derived most of our revenues to date from providing (a) shipping agency services to Chinese and international shipping companies that seek to ship materials to and from China; and (b) shipping and chartering as well as inland transportation management services to Zhiyuan. Our customers’ success is intrinsically linked to economic conditions in the shipping industry in general and trade with China in particular. The shipping industry, in turn, is subject to intense competitive pressures and is affected by overall economic conditions. Although we believe our services can assist shipping companies in a competitive environment, demand for our services could be harmed by instability or downturns in the shipping industry, which may cause customers to forego shipping agency services by attempting to provide such services in-house. There can be no assurance that we will be able to continue our historical revenue growth or sustain our profitability on a quarterly or annual basis or that our results of operations will not be adversely affected by continuing or future downturns in the shipping industry.

We may be required to assume liabilities for our clients in the future.

An increasing number of companies that require shipping agency services have pressured shipping agents to guarantee their principals’ liabilities. Some companies have required shipping agents, as a condition of doing business, to pay directly for tariffs, port charges, and other fees, to be reimbursed at a later date by the companies. Other companies have sought to include agents as parties in voyage charter agreements, leading to potential liability for shipping agents in the event of a breach by another party. We expect that these pressures on shipping agents to accept more liability will increase as competition among shipping agencies intensifies. While we do not currently pay these liabilities and have no present intention to begin doing so in the future, the assumption of any of these or other new liabilities could have a material adverse effect on our operations.

We are heavily dependent upon the services of experienced personnel who possess skills that are valuable in our industry, and we may have to actively compete for their services.

We are a small company with limited resources and pressing priorities, and we compete in large part on the basis of the quality of services we are able to provide our clients. As a result, we are heavily dependent upon our ability to attract, retain and motivate skilled personnel to serve our clients. Many of our personnel possess skills that would be valuable to all companies engaged in the shipping agency industry. Consequently, we expect that we will have to actively compete with other Chinese shipping agencies for these employees. Some of our competitors may be able to pay our employees more than we are able to pay to retain them. Our ability to profitably operate is substantially dependent upon our ability to locate, hire, train and retain our personnel. Although we have not experienced difficulty locating, hiring, training or retaining our employees to date, there can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate other personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the quality of our shipping agency services could be materially impaired.

We are substantially dependent upon our key personnel, particularly Mr. Lei Cao, our Chief Executive Officer.

Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of:

•	Mr. Lei Cao, Chief Executive Officer;

•	Mr. Anthony S. Chan, Acting Chief Financial Officer; and

•	Mr. Zhikang Huang, Chief Operating Officer;

would be difficult to replace. We do not have in place “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to effectively execute our strategic plan, grow our business and expand our service platform.

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our common stock. We cannot assure you that our operations will continue to result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance our Board of Directors will declare dividends even if we are profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. If we determine to pay dividends on any of our common stock in the future, we will be dependent, in large part, on receipt of funds from Trans Pacific and Sino-China.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Each year we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, if we cease to be a “smaller reporting company,” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Foreign Operational Risks

We do not have business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early state of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

Negative perceptions about the quality of Chinese goods could reduce demand for Chinese exports and our shipping agency services.

Recent news of concerns about imported products from China, including such items as pet food, toys, toothpaste and cell phone batteries, may have harmed public perception of the general quality of goods produced by Chinese manufacturers. Whether or not concerns about the quality of Chinese products are justified, continued perception of problems with Chinese products could cause importers and consumers to seek similar products from other countries and could harm China’s shipping industry. A weakened shipping industry would in turn also harm China’s shipping agency industry and negatively impact our company.

Trans Pacific’s contractual arrangements with Sino-China may result in adverse tax consequences to us.

As a result of our corporate structure and contractual arrangements between Trans Pacific and Sino-China, both revenues generated by Sino-China’s operations in China and revenues derived from Trans Pacific ‘s contractual arrangements with Sino-China shall be subject to PRC tax. Moreover, we could face material and adverse tax consequences if the PRC tax authorities determine that Trans Pacific’s contractual arrangements with Sino-China were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Sino-China, which could adversely affect us by increasing Sino-China’s tax liability without reducing Trans Pacific’s tax liability, which could further result in late payment fees and other penalties to Sino-China for underpaid taxes.

Trans Pacific’s contractual arrangements with Sino-China may not be as effective in providing control over Sino-China as direct ownership of Sino-China.

Until fiscal year 2014, we conducted all of our operations and generated substantially all of our revenues, through contractual arrangements with Sino-China that provide us, through our ownership of Trans Pacific, with effective control over Sino-China. We depend on Sino-China to hold and maintain contracts for shipping agency services with our customers. Sino-China also owns substantially all of our intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither our company nor Trans Pacific has any ownership interest in Sino-China. Although we have been advised by Beijing Jintai (Tianjin) Law Firm, our PRC legal counsel, that each contract under Trans Pacific’s contractual arrangements with Sino-China is valid, binding and enforceable under current PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations governing the enforcement and performance of such contractual control over Sino-China. If the PRC government determines that these contractual arrangements as a whole do not comply with applicable regulations, our business could be substantially adversely affected. In addition, these contractual arrangements may not be as effective in providing us with control over Sino-China as direct ownership of Sino-China. Furthermore, Sino-China may breach the contractual arrangements. For example, Sino-China may decide not to pay consulting or marketing fees to Trans Pacific, and consequently to our company, in accordance with the existing contractual arrangements. In event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system.

Uncertainties with respect to the PRC legal system could adversely affect us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with Sino-China and its shareholders.

We conduct our business primarily through Trans Pacific and Sino-China. These entities are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. We and Trans Pacific are considered foreign persons or foreign invested enterprises under PRC law. As a result, we and Trans Pacific are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

In addition, we depend on Sino-China to honor its agreements with Trans Pacific. Almost all of these agreements are governed by PRC law. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The shareholders of Sino-China have potential conflicts of interest with us, which may adversely affect our business.

Neither we nor Trans Pacific owns any portion of the equity interests of Sino-China. Instead, we and Trans Pacific rely on contractual obligations to enforce our interest in receiving payments from Sino-China. Conflicts of interest may arise between Sino-China’s shareholders and our company if, for example, their interests in receiving dividends from Sino-China were to conflict with our interest requiring Sino-China to make contractually-obligated payments to Trans Pacific. As a result, we have required Sino-China and each of its shareholders to execute irrevocable powers of attorney to appoint the individual designated by us to be his attorney-in-fact to vote on their behalf on all matters requiring shareholder approval by Sino-China and to require Sino-China’s compliance with the terms of its contractual obligations. We cannot assure you, however, that when conflicts of interest arise, Sino-China’s shareholders will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Sino-China’s shareholders could violate their agreements with us by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Sino-China’s shareholders, we would have to rely on legal proceedings, which could result in the disruption of our business. In addition, these contractual relationships are governed by PRC law, which may result in uncertainty as to application and enforcement.

We rely on dividends paid by our subsidiary for our cash needs.

We rely on dividends paid by Trans Pacific for our cash needs, including the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our subsidiary in China is also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to reserve fund and other funds required by PRC law. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Pursuant to the PRC enterprise income tax law and its implementation rules that were effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 10%. Meanwhile, the United States and China are signatories to the 1984 People’s Republic of China-United States Income Tax Agreement, which would allow our company to claim a deemed-paid credit, which is an indirect tax credit, on any taxes paid to China by Trans Pacific. To the extent we were not eligible to receive or were unable to use the credit, this tax could have an adverse effect on our company.

Governmental control of currency conversion may affect the value of your investment.

In the course of providing services for international shipments, we occasionally require currencies from other countries to conduct our business. While we believe that we have complied with applicable currency control laws and regulations in all material aspects, we cannot guarantee you that our efforts will be free from challenge or that, if challenged, we will be successful in our defense of our current practices. Under our current corporate structure, our income is paid in different currencies, depending on our agreements with individual customers. We then pay in local currencies the expenses associated with operating a company in several countries. Shortages in the availability of foreign currency may restrict our ability to pay such expenses unless and until we convert currencies that we have into those that we require.

One of the currencies we often convert among is the PRC’s Renminbi. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends, if any, in foreign currencies to our shareholders.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. We rely largely on payments from Trans Pacific and Sino-China. While we charge our fees in U.S. dollars, Sino-China and Trans Pacific nevertheless operate within China and will rely heavily on Renminbi in their operations. Any significant revaluation of Renminbi may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of Renminbi against the U.S. dollar would make any new Renminbi denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into Renminbi for such purposes.

Changes in China’s political and economic policies could harm our business.

China’s economy has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

•	economic structure;

•	level of government involvement in the economy;

•	level of development;

•	level of capital reinvestment;

•	control of foreign exchange;

•	methods of allocating resources; and

•	balance of payments position.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Since 1979, the Chinese government has promulgated many new laws and regulations covering general economic matters. Despite this activity to develop a legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain or sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary, in many cases, creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Our activities in China will also be subject to administration review and approval by various national and local agencies of China’s government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Although we have obtained all required governmental approval to operate our business as currently conducted, to the extent we are unable to obtain or maintain required governmental approvals, the Chinese government may, in its sole discretion, prohibit us from conducting our business.”

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

As most of our officers, directors and assets are outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against us and our officers, directors and assets based in China.

Most of our directors and officers reside outside the United States. In addition, many of our assets will be located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiaries, or enforce against any of them court judgments obtained in United States courts, including judgments relating to United States federal securities laws. Furthermore, because the majority of our assets are located in China and PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts., it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

Our international operations require us to comply with a number of U.S. regulations.

In addition the Chinese laws and regulations with which we must comply, we must also comply with the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities, and individuals except as permitted by OFAC, which may reduce our future growth.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved or outstanding Staff Comments.

Item 2.	Properties.

We currently rent six facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our US headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Room 502, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 12/14/2015	160m2

Beijing, PRC	Room 2503,Tower B, Xingyuan Int'l Plaza, Building No.222, Wangjing Xiyuan, Chaoyang District, Beijing, PRC 100102	Expires 10/22/2014	107 m2

Shanghai, PRC	Rm 12B1/12C, No.359 Dongdaming.Road, Hongkou District, Shanghai, PRC 200080	Expires 05/31/2015	145 m2

New York, USA	136-56 39th Avenue, Room #305, Flushing, New York 11354	Expires 09/30/2014	150 m2

New York, USA	1044 Northern Boulevard, Roslyn, New York 11576-1514	Expires 08/31/2019	179 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2015	77 m2

Item 3.	Legal Proceedings.

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

This item is not applicable to the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2014, there were four holders of record of our common stock. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2014
Common stock price per share:
High	$3.52	$2.90	$2.97	$3.00	$3.52
Low	$1.43	$1.57	$2.26	$2.01	$1.43

Fiscal year 2013
Common stock price per share:
High	$2.73	$2.49	$2.75	$1.89	$2.75
Low	$1.85	$1.30	$1.71	$1.24	$1.24

Approximate Number of Holders of Our Common Stock

As of the date of this report there are six holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities

On June 23, 2014, we sold 200,000 shares of our common stock for cash at a price per share at $2.22 to Crystal Spring Holdings, an entity owned by Mr. Deming Wang, a major shareholder of Zhenghe Shipping Group Limited. We previously announced the completion of this private sale in a press release and current report filed on Form 8-K on June 23, 2014. No underwriters were involved in this sale. The sale was completed in reliance on Regulation S and Section 4(a)(2) of the Securities Act of 1933 because the sale to a single sophisticated purchaser outside of the United States did not involve a public offering.

Use of Proceeds from Registered Securities

Subsequent to the end of fiscal 2014, we completed the sale of an aggregate of 647,000 shares of our common stock in a registered offering made pursuant to an effective shelf registration statement. As of June 30, 2014, we had not closed the offering and had not received any proceeds from such offering; accordingly, we did not use any of the proceeds from such offering during the year ended June 30, 2014.

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

Overview

Founded in the United States of America (“US”) in 2001, we are a Virginia corporation with primary US operations in New York. Our principal geographic market is in the People’s Republic of China (“PRC”); and we conduct our business primarily through our wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York.

Historically, we provide our customers with customized shipping agency services but during fiscal year 2014 we have expanded our service offering to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of our strategic initiatives to diversify our service offering, reduce our dependency on a single customer, broaden our business platform, and improve our operating profit.

During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC. As a result of the business reorganization to improve our operating margin, we did not provide shipping agency services through our VIE, Sino-China as of June 30, 2014. The Company’s shipping agency business is operated by our subsidiaries in Hong Kong and Australia. As a general shipping agent, the Company serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil, New Zealand and Canada. The shipping and chartering services are operated by the Company’s HK subsidiary; the inland transportation management services are operated by Trans Pacific Beijing.

In June 2013, we executed a 5-year global logistic service agreement on with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together "Zhiyuan"). TianJin Zhi Yuan Investment Group Co., Ltd is owned by our largest shareholder, Mr. Zhong Zhang. With the support of Zhiyuan, we have successfully opened up two new services (shipping and chartering; and inland transportation management services) in fiscal year 2014. Our shipping and chartering services are operated by our Hong Kong subsidiary while inland transportation management services are handled by our China subsidiary, Trans Pacific Beijing.

On August 8, 2014, we entered into an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang to further broaden our service platform and ship management business. Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the purchase price for the equity of LSM will be between 20,000 and 200,000 shares of common stock of the Company, depending on the net income of LSM from July 4, 2014 through December 31, 2014. The first payment due under the agreement is an escrow payment of 50,000 shares of common stock of the Company. On August 22, 2014, the Company issued such 50,000 shares to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM.

Business Segments

The Company is currently engaged in the delivery of the following services: shipping agency services, shipping and chartering services, and inland transportation management services. Historically, we have been in the business of solely providing shipping agency services, but during fiscal 2014 we have expanded our service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

The following table presents summary information by segment for the years ended June 30, 2014 and 2013:

	For the Year Ended June 30, 2014				For the Year Ended June 30, 2013
			Inland				Inland
		Shipping and	Transportation			Shipping and	Transportation
	Shipping	Chartering	Management		Shipping	Chartering	Management
	Agency Service	Services	Services	Consolidated	Agency Service	Services	Services	Consolidated
Revenues	$7,523,983	$1,937,196	$2,183,213	$11,644,392	$17,331,759	$-	$-	$17,331,759
Cost of revenues	$6,010,058	1,291,048	$312,353	$7,613,459	$15,402,743	$-	$-	$15,402,743
Gross profit	$1,513,925	646,148	$1,870,860	$4,030,933	$1,929,016	$-	$-	$1,929,016
Gross margin	20.12%	33.35%	85.69%	34.62%	11.13%	-	-	11.13%

Revenues

Historically, the Company engages primarily in the delivery of shipping agency services but during fiscal 2014, it has expanded its service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

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

Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore as well as the decline in the number of ships to which we provided loading/discharging agency services and protective agency services we provided in fiscal 2014. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in China. As a result, Sino-China did not provide shipping agency service for the Company as in 2014. The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. As a result, our shipping agency revenues decreased from $17.3 million for the year ended June 30, 2013 to $7.5 million for the same period in 2014. In addition, the number of ships we served decreased from 438 to 312 for the years ended June 30, 2013 and 2014, respectively.

	For the years ended June 30,
	2014	2013	Change	%
Number of ships served
Loading/discharging	60	161	(101)	(62.7)
Protective	252	277	(25)	(9.0)
Total	312	438	(126)	(28.8)

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

The Zhiyuan shipping and chartering service agreement resulted in revenues in excess of $1.9 million and gross profit of approximately $0.6 million for the year ended June 30, 2014.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with Zhiyuan whereby we would provide certain advisory services and help control its potential commodities loss during the transportation process. The inland transportation management services generated revenues of approximately $2.2 million and gross profit of approximately $1.9 million for the year ended June 30, 2014.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, and selling expenses. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in China. In light of our new service platform and improvement in gross margin, we were able to reduce our total operating costs and expenses by approximately $8.2 million for the year ended June 30, 2014 as compared to the same period of 2013.

The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	11,644,392	100. %	17,331,759	100.0%	(5,687,367)	-32.8%
Cost of revenues	7,613,459	65.4%	15,402,743	88.9%	(7,789,284)	-50.6%
Gross margin	34.6%		11.1%		23.5%

General and administrative expenses	3,470,669	29.8%	3,878,569	22.4%	(407,900)	-10.5%
Selling expenses	260,134	2.2%	253,987	1.5%	6,147	2.4%
Total Costs and Expenses	11,344,262	97.4%	19,535,299	112.8%	(8,191,037)	-41.9%

Costs of Revenues.

In light of our new operating model and positive operating results from our inland transportation management and shipping and chartering services, our overall cost of revenues as a percentage of our total revenues decreased from 88.9% to 65.4% for the years ended June 30, 2013 and 2014, respectively. Likewise, our gross margin increased from 11.1% to 34.6% for the years ended June 30, 2013 and 2014, respectively. The improvement in our overall gross margin was due mainly to the launch of the shipping and chartering service and the inland transportation management services during the first half of fiscal 2014, with the support of our largest shareholder and Zhiyuan, as these new business segments feature lower overhead than our shipping agency business.

General and Administrative Expenses.

Our general and administrative expenses primarily consist of salaries and benefits for our staff (both management and administrative personnel), business promotion, office rental, meeting fees, expenses for legal, accounting and other professional services. The decline in our general and administrative expenses for the year ended June 30, 2014 as compared to the same period of 2013 was due primarily to tight budgetary control as we reorganized and streamlined our service platform. Our general and administrative expenses decreased from approximately $3.9 million to approximately $3.5 million for the years ended June 30, 2013 and 2014, respectively. As a percentage of revenues, our general and administrative expenses increased from 22.4% to 29.8% for the years ended June 30, 2013 and 2014, respectively. The increase was due mainly to lower revenues in fiscal 2014.

Selling Expenses.

Our selling expenses primarily consist of commissions for our operating staff to the ports at which we provide services. Our selling expenses slightly increased by $6,147 for the year ended June 30, 2014 as compared to the same period of 2013, mainly due to higher commission ratio.

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

2015 Trends

We expect the difficult macroeconomic conditions in fiscal year 2014 to continue in fiscal year 2015; and we believe competition and rising labor costs in the PRC will continue to pressure our operating model. As a small company with limited resources, we expect to face an uphill battle when it comes to margin enhancement and cost containment.

Fiscal year 2014 was a turnaround year for Sino-Global. Leveraging our business relationship with Zhiyuan, we were able to reduce our dependency on shipping agency, expand our service platform and gain expertise in the delivery of shipping and chartering services as well as inland transportation management services. For the first time since our initial public offering, we achieved net profit in fiscal year 2014. We believe the building blocks that are put in place during fiscal year 2014 will position us well for further expansion along the shipping industry value chain and future growth.

After making significant strides in reducing our dependency on key customers, reengineering our money-losing shipping agency business, and cutting down our overhead in fiscal year 2014, our top priority in fiscal year 2015 is to deliver consistent earnings, enhance our profitability, and seek out other growth and service opportunities either organically or through acquisitions.

Results of Operations

Year Ended June 30, 2014 Compared to Year Ended June 30, 2013

Revenues. Our shipping agency business continued to be negatively impacted by the softening of the Chinese economy and its import of iron ore. Our total revenues decreased by $5,687,367 or 32.8% from $17,331,759 for the year ended June 30, 2013 to $11,644,392 for the comparable year in 2014. The number of ships we served decreased from 438 to 312 for the years ended June 30, 2013 and 2014, respectively.

For the year ended June 30, 2014, we provided protective services to 252 ships, as compared to 277 ships for the same period in 2013. In contrast, we only provided loading/discharging services to 60 ships for the year ended June 30, 2014 as compared to 161 ships for the same period in 2013.

The decline in revenues from the shipping agency business was partially compensated by our new revenue sources generated from our shipping and chartering services and inland transportation management services that were launched in the first and second quarter, respectively. For the year ended June 30, 2014, we recognized revenues of approximately:

•	$1.94 million from our shipping and chartering business; and
•	$2.18 million from our inland transportation management business.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $8,191,037 or 41.9% from $19,535,299 for the year ended June 30, 2013 to $11,344,262 for the year ended June 30, 2014. This decrease was primarily due to decreases in our costs of revenues and general and administrative expenses, as discussed below.

•

Costs of Revenues. Our cost of revenues decreased by 50.6% from $15,402,743 for the year ended June 30, 2013 to $7,613,459 for the year ended June 30, 2014. The decline was primarily driven by lower cost generated from the shipping agency business, partially offset by the launch of the shipping and chartering services in the first quarter and inland transportation management services in the second quarter, which featured lower overhead and allowed our cost of revenues to decrease more quickly than our revenues.

•

General and Administrative Expenses. Our general and administrative expenses decreased by $407,900 or 10.5% from $3,878,569 for the year ended June 30, 2013 to $3,470,669 for the year ended June 30, 2014. This decrease was mainly due to (1) decreased salaries and benefits for our staff of $114,951, (2) decreased meeting expense of $103,576, (3) decreased bad debt provision of $419,832. The decrease of general and administrative expenses was partially offset by an increase of $173,387 in travelling expenses and an increase of $113,515 in business development expenses.

•	Selling Expenses. Our selling expenses increased by $6,147 or 2.4% from $253,987 for the year ended June 30, 2013 to $260,134 for the year ended June 30, 2014, mainly due to lower commission payments related to the sales decrease, partially offset by increased commissions payments as a result of higher commission ratio.

Operating Income. We had an operating income of $300,130 for the year ended June 30, 2014, compared to an operating loss of $2,203,540 for the comparable year ended June 30, 2013. The turnaround was due mainly to net profit from the newly developed shipping and chartering services as well as the inland transportation management services.

Financial Expense, Net. Our net financial expense was $50,170 for the year ended June 30, 2014, compared to $15,520 for the year ended June 30, 2013. The variance was due largely to the foreign exchange losses recognized in the financial statements consolidation.

Taxation. Our income tax expense was $79,823 for the year ended June 30, 2014, compared to $410,089 for the year ended June 30, 2013. As we had a tax expense of $138,623 and deferred tax benefit of $50,445, the income tax expense for the year ended June 30, 2014 was $79,823. The income tax expense for fiscal year 2013 included an adjustment to increase our valuation allowance for deferred tax assets of $413,900.

Net income (loss). As a result of the foregoing, we had net income of $434,486 for the year ended June 30, 2014, compared to net loss of $2,576,896 for the year ended June 30, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $1,586,353 for the year ended June 30, 2014, compared to net loss of $1,799,755 for the year ended June 30, 2013. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $1,556,180 for the year ended June 30, 2014, compared to comprehensive loss of $1,761,673 for the year ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from issuing common stock. As of June 30, 2014, we had $902,531 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We had approximately 67.6% of our cash in banks located in New York, Canada, Australia and Hong Kong and had approximately 32.4% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2014	2013
Net cash used in operating activities	$(1,242,471)	$(4,361,613)
Net cash used in investing activities	$(1,361,034)	$(50,931)
Net cash provided by financing activities	$444,000	$3,026,536
Net decrease in cash and cash equivalents	$(2,146,300)	$(1,384,502)
Cash and cash equivalents at the beginning of year	$3,048,831	$4,433,333
Cash and cash equivalents at the end of year	$902,531	$3,048,831

The following table sets forth a summary of our working capital:

	June 30, 2014	June 30, 2013	Diff.	%

Total Current Assets	$5,238,598	$7,145,165	$(1,906,567)	-26.68%
Total Current Liabilities	$1,230,795	$4,404,905	$(3,174,110)	-72.06%
Working Capital	$4,007,803	$2,740,260	$1,267,543	46.26%
Current Ratio	4.26	$1.62	$2.64	162.96%

Operating Activities

Net cash used in operating activities was $1,242,471 for the year ended June 30, 2014, as compared to net cash used in operating activities of $4,361,613 for the comparable period in 2013. The decrease in our operating cash outflows was mainly attributable to net income of $434,486, a decrease in advance to suppliers of $223,290, a decrease in accounts receivable of $201,155, partially offset by an increase in due from related parties of $1,473,752, a decrease in advance from customers of $506,066, and recovery of doubtful accounts of $246,206 for the year ended June 30, 2014.

Investing Activities

Net cash used in investing activities was $1,361,034 compared to net cash used in investing activities of $50,931 for the years ended June 30, 2014 and 2013, respectively, due to acquisitions of fixed assets of $203,252, loan to related party of $1,158,636 and offset by proceeds from sale of fixed assets of $854 for the year ended June 30, 2014, compared to acquisitions of fixed assets of $67,116 and offset by proceeds from sale of fixed assets of $16,185 for the same period in 2013

Financing Activities

Net cash provided by financing activities was $444,000 for the year ended June 30, 2014 mainly from the issuance 200,000 shares to Crystal Spring Holdings Limited, a company owned by Mr. Deming Wang, a major shareholder of Zhenghe Shipping Group Limited on June 23, 2014.

Working Capital

Total working capital amounted to $4,007,803 as at June 30, 2014 compared to $2,740,260 as at June 30, 2013. Total current assets decreased by $1,906,567 or 26.7% from $7,145,165 as at June 30, 2013 to $5,238,598 as at June 30, 2014. Decrease in total current assets is principally due to (1) settlement of related accounts receivable and payable in the amount of approximately $2.59 million, paid directly by our customer to the local shipping agents, (2) decrease in cash and cash equivalents of approximately $2.15 million, (3) increase in due from related parties of approximately $2.63 million.

Current liabilities amounted to $1,230,795 as at June 30, 2014, in comparison to $4,404,905 as at June 30, 2013. The decrease was mainly attributable to settlement of related accounts receivable and payable in the amount of approximately $2.59 million, paid directly by our customer to the local shipping agents.

The current ratio increased from 1.62 at June 30, 2013 to 4.26 at June 30, 2014. The increase in current ratio was mainly attributable to initiatives to expand our service offerings that resulted in new revenue streams during the year ended June 30, 2014.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through August 31, 2019. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2014:

Amount

Twelve months ending June 30,

2015	$162,229
2016	92,569
2017	63,981
2018	65,711
2019	67,492
Thereafter	11,298
$463,280

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2014, the Company has estimated its severance payments of approximately $84,600, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

Evaluation of Disclosure Controls and Procedures

Our Company maintains controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2014, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “1992 COSO Framework”). The 1992 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2014, its internal control over financing reporting is effective based on those criteria.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2013 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age — 50

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

Anthony S. Chan

Acting Chief Financial Officer and Director

Age — 50

Director since 2014

Our Acting Chief Financial Officer and Executive Vice President, Mr. Anthony S. Chan, is a seasoned CPA licensed in New York with over 25 years of professional experience in auditing and SEC reporting, mergers and acquisitions (M&A), SOX compliance, internal controls and risk management. Anthony has advised and audited public companies and privately-held organization across various industries including manufacturing, shipping, media and publishing, entertainment, communications, insurance, and real estate. Prior to joining Sino-Global, Anthony was an audit partner specializing in the delivery of assurance and advisory services to public companies with operations in China. From 2012 until 2013, he was an audit partner with UHY LLP. From 2011 until 2012, he was an audit partner at Friedman LLP. From 2007 through 2011, he was a partner at Berdon LLP, a full service auditing, tax and management advisory firm. In addition, Mr. Chan was a former divisional CFO for a publicly traded company and had spent more than a decade at Big Four accounting firms delivering assurance and M&A consulting services. His international experience also includes providing financial due diligence for strategic and financial buyers on various cross-border opportunities in mainland China, Taiwan, Finland, Mexico, and Puerto Rico. Anthony is a Board of Director of the New York State Society of Certified Public Accountants and a member of the editorial board for The CPA Journal. Mr. Chan has been nominated to serve as a director because of his expertise with SEC reporting, internal control procedures and M&A transactions and his experience in the day-to-day operations of our company.

Jing Wang

Independent Director

Age — 65

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

Tielang Liu

Independent Director

Age — 54

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

Ming Zhu

Independent Director

Age — 56

Director since 2014

Mr. Zhu has been an international business consultant with RMCC Investment LLC, a Richmond, Virginia based consulting firm, since 1994. Mr. Zhu holds a master's degree in tourism and business from Virginia Commonwealth University. Mr. Zhu has also served as an independent director at eFuture Information Technology Inc. since 2007 and as an independent director of Tri-Tech Holding, Inc. since 2012. Mr. Zhu has been chosen to serve as a director for his extensive business and consulting background to offer advice on best practices and business development and expansion.

Zhikang Huang

Chief Operating Officer

Age — 37

Mr. Huang has been our Chief Operating Officer since 2010. Prior to 2010, he served as Director of Sino-Global Shipping Australia, for which he was responsible for regional operations, marketing and regulation oversight. From 2006 through 2010, Mr. Huang served as our Company’s Vice President, with duties focused on company operation and strategy, international shipping and marketing. From 2004 through 2006, Mr. Huang served as our Company’s Operations Manager, and from 2002 through 2004, he served as an operator with our Company. Mr. Huang obtained his degree in English from Guangxi University in 1999.

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

Board Leadership Structure

Mr. Lei Cao currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Cao simply holds both positions at this time. The Board of Directors believes that Mr. Cao’s service as both Chief Executive Officer and Chairman of the Board is in the best interests of the Company and its shareholders. Mr. Cao possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

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

Regulation S-K Item 407(c)(3)

None.

Regulation S-K Item 407(d)(4) and (5)

The Company has an audit committee, consisting solely of the Company’s independent directors, Tieliang Liu, Jing Wang and Ming Zhu. Mr. Liu qualifies as the audit committee financial expert.  The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link:  http://media.corporate-ir.net/media_files/irol/22/221375/corpgov/AuditCommCharte09272008.pdf.

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Mr. Anthony S. Chan, our Acting Chief Financial Officer and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2014 and 2013. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

					Securities-
					based	All other
Name	Year	Salary	Bonus		Compensation	compensation	Total
Lei Cao,	2014	$180,000	--		--	--	$180,000
Principal Executive Officer	2013	$150,811	--		--	--	$150,811
Anthony S. Chan,	2014	$150,000	$100,000	(1)	--	--	$250,000
Acting Chief Financial Officer	2013	--	--		--	--	--	(2)
Zhikang Huang,	2014	$100,000	--		--	--	$100,000
Chief Operating Officer	2013	$60,000	--		--	--	$60,000

(1)	In connection with hiring Mr. Chan in September 2013, we paid him a one-time hiring bonus in fiscal 2014.
(2)	We hired Mr. Chan in September 2013, and he received no compensation in fiscal year 2013.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2014, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Mr. Anthony S. Chan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards(1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	36,000	--	--	$7.75	May 19, 2018
Anthony S. Chan,
Acting Chief Financial Officer	--	--	--	--	--
Zhikang Huang,
Chief Operating Officer	--	--	--	--	--

(1)	Our Company has not made any stock awards to any named executive officer. For this reason, we have excluded the following columns from this table: (g) Number of shares or units of stock that have not vested (#); (h) Market value of shares of units of stock that have not vested ($); (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#); and (j) Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($).

Director Compensation(1)

Name	Fees earned or paid in cash ($)	All other compensation ($)(2)	Total ($)
Dennis O. Laing(3)	20,000	--	20,000
Tielang Liu	20,000	--	20,000
Jing Wang	20,000	--	20,000
Ming Zhu(4)	0	--	0

(1)	This table does not include Mr. Lei Cao, our Principal Executive Officer, or Mr. Mingwei Zhang, our prior Principal Financial and Accounting Officer, who were both directors and named executive officers, because Mr. Cao’s compensation is fully reflected in the Summary Compensation Table and because Mr. Zhang received no payment solely because of his service as a director during 2014.
(2)	We did not grant any stock awards, option awards, non-equity incentive plan compensation awards or nonqualified deferred compensation earnings awards to any of our directors in fiscal 2014; accordingly, we have excluded such columns from the above table. We granted options to purchase 10,000 shares of our common stock to each of Mr. Dennis Laing and Mr. Jing Wang on May 20, 2008. We granted options to purchase 10,000 shares of our common stock to Mr. Tielang Liu on January 31, 2013. No value is reflected for the awards in this table because the grant date fair value of all grants was reflected in the year of the applicable grant.
(3)	Mr. Dennis O. Laing retired as a director effective as of August 15, 2014.
(4)	Mr. Ming Zhu joined our Board of Directors on August 15, 2014 and thus received no compensation as a director in fiscal 2014.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Mr. Anthony S. Chan and Mr. Zhikang Huang. These employment agreements provide for one-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (a) in the absence of a change of control, one-time the then applicable annual salary of such executive or (b) in the event of a change of control, one-and-a-half times the then applicable annual salary of such executive. In the event of termination due to death or disability, the payment is equal to two times the executive’s salary.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of the date hereof, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	66,000	$6.88	9,636,903	(1)

Equity compensation plans not approved by security holders	—	—	—

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 302,903 shares of our common stock. All of the 66,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have not issued any options or convertible securities under the 2014 Incentive Plan; however, we have issued, in the aggregate, 600,000 shares of common stock to consultants to our Company. Accordingly, we may issue options to purchase 236,903 shares under the 2008 Incentive Plan, and we may issue 9,400,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The below table reflects the ownership of our common stock by officers, directors and holders of more than five percent of our common stock. Percentages are based on 6,200,841 shares issued and outstanding as of September 15, 2014.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao(1)(2)	common	1,366,040	22.03%
Mr. Mingwei Zhang(3)	common	0	*
Mr. Jing Wang (1)(4)	common	10,000	*
Mr. Dennis O. Laing (1)(4)	common	10,000	*
Mr. Liu Tieliang (1)(5)	common	2,000	*
Mr. Ming Zhu(1)	common	0	*
Total Officers and Directors (5 individuals)	common	1,388,040	22.38%

Other Five Percent Shareholders
Mr. Zhong Zhang(6)	common	1,800,000	29.03%
Mr. Daniel E. Kern(7)	common	389,100	6.27%

______________

*             Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 136-56 39th Avenue, Room #305, Flushing, NY 11354.
(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(3)	Mr. Zhang as an officer and director during fiscal year 2014. He previously held options to purchase 36,000 shares of the Company’s common stock, all of which have expired unexercised as of the date of this filing.
(4)	Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested. Mr. Laing has resigned from our Board of Directors but, as of the date of this filing, his vested options have not yet expired.
(5)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 2,000 of which will vest within 60 days after the date hereof.
(6)	Mr. Zhang Zhong’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.
(7)	Mr. Kern’s address is 1027 Goldenrod Ave., Corona Del Mar, CA 92625. We have been advised that Mr. Kern owns 176,200 shares in his individual name, 187,900 shares in the Daniel E. Kern ROTH IRA, and 25,000 shares through Kern Asset Management. Mr. Kern maintains sole voting and dispositive power as to these shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd is owned by Mr. Zhang Zhong, the largest shareholder of the Company. For the year ended June 30, 2013, we had no business transaction with Zhiyuan. Before Mr. Zhang Zhong was a shareholder of the Company, he agreed with the Company to cause Zhiyuan to procure certain services from the Company. The 5-year global logistic service agreement details the nature of such cooperation between Zhiyuan and the Company. Thus, while Mr. Zhang Zhong’s initial agreement to direct business to the company was made when he was not a related party, the subsequent agreement was entered after he was a related party. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyuan on an as-needed basis. As of June 30, 2014, the net amount due from Zhiyuan was $2,920,950, inclusive of a non-interest bearing short-term loan of $1,801,709.

As of June 30, 2014 and 2013, the Company is owed $252,815 and $541,400, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company expects the entire amount to be repaid without interest during fiscal year 2015.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2014. Audit services provided by Friedman LLP for fiscal 2014 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal 2014 and 2013, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $130,000 and $150,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
99.1	Press release dated September 15, 2014 titled "Sino-Global Announces Fiscal 2014 Financial Results."(4)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 15, 2014	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

September 15, 2014	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

September 15, 2014	By:	/s/ Jing Wang
Jing Wang
Independent Director

September 15, 2014	By:	/s/ Ming Zhu
Ming Zhu
Independent Director

September 15, 2014	By:	/s/ Tieliang Liu
Tieliang Liu
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended June 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 15, 2014

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$902,531	$3,048,831
Advances to suppliers	8,482	231,772
Accounts receivable, less allowance for doubtful accounts of $443,858 and $690,065 as of June 30, 2014 and 2013, respectively	481,885	3,142,203
Other receivables, less allowance for doubtful accounts of $250,100 and $233,950 as of June 30, 2014 and June 30,2013, respectively	174,406	142,206
Deferred expense and other current assets	497,529	12,488
Prepaid taxes	-	26,288
Due from related parties	3,173,765	541,377

Total Current Assets	5,238,598	7,145,165

Property and equipment, net	294,722	267,662
Other long-term assets	16,734	18,278
Deferred tax assets	163,900	105,100

Total Assets	$5,713,954	$7,536,205

Liabilities and Equity
Current liabilities
Advances from customers	$88,477	$710,172
Accounts payable	398,756	3,219,240
Accrued expenses	177,877	51,352
Other current liabilities	565,685	424,141

Total Current Liabilities	1,230,795	4,404,905

Total Liabilities	1,230,795	4,404,905

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 5,229,032 and 4,829,032 shares issued as of June 30, 2014 and 2013; 5,103,841 and 4,703,841 outstanding as of June 30, 2014 and 2013	11,662,157	10,750,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(3,270,260)	(4,856,613)
Accumulated other comprehensive income	24,618	54,791
Unearned Stock-based Compensation	(11,640)	(15,520)

Total Sino-Global Shipping America Ltd. Stockholders' equity	9,177,190	6,705,130

Non-controlling Interest	(4,694,031)	(3,573,830)

Total Equity	4,483,159	3,131,300

Total Liabilities and Equity	$5,713,954	$7,536,205

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2014	2013

Net revenues	$11,644,392	$17,331,759

Cost of revenues	(7,613,459)	(15,402,743)
Gross profit	4,030,933	1,929,016

General and administrative expenses	(3,470,669)	(3,878,569)
Selling expenses	(260,134)	(253,987)
	(3,730,803)	(4,132,556)

Operating income (loss)	300,130	(2,203,540)

Financial expense, net	(50,170)	(15,520)
Other income, net	264,349	52,253
	214,179	36,733

Net income (loss) before provision for income taxes	514,309	(2,166,807)

Income tax expense	(79,823)	(410,089)

Net income (loss)	434,486	(2,576,896)

Net loss attributable to non-controlling interest	(1,151,867)	(777,141)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$1,586,353	$(1,799,755)

Comprehensive income (loss)
Net income (loss)	$434,486	$(2,576,896)
Foreign currency translation gain (loss)	1,493	(15,934)
Comprehensive income (loss)	435,979	(2,592,830)
Less: Comprehensive loss attributable to non-controlling interest	(1,120,201)	(831,157)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$1,556,180	$(1,761,673)

Earnings (loss) per share
-Basic and diluted	$0.34	$(0.38)

Weighted average number of common shares used in computation
-Basic and diluted	4,721,923	4,703,841

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2014	2013

Operating Activities

Net income (loss)	$434,486	$(2,576,896)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Amortization of stock option expense	3,880	139,615
Depreciation and amortization	155,657	198,825
(Recovery of) provision for doubtful accounts	(246,206)	518,835
Deferred tax (benefit) expense	(50,445)	413,900
Gain on disposition of property and equipment	(385)	(3,448)
Changes in assets and liabilities
Decrease in advances to suppliers	223,290	128,505
Decrease in accounts receivable	201,155	127,928
Decrease in other receivables	16,154	235,629
(Increase) decrease in other current assets	(17,041)	74,984
Decrease in prepaid taxes	26,288	1,068
Decrease in other long-term assets	1,544	6,964
Increase in due from related parties	(1,473,752)	-
(Decrease) increase in advances from customers	(506,066)	406,735
Decrease in accounts payable	(230,745)	(4,247,905)
Increase (decrease) in accrued expenses	126,525	(40,865)
Increase in other current liabilities	93,190	254,513

Net cash used in operating activities	(1,242,471)	(4,361,613)

Investing Activities
Acquisitions of property and equipment	(203,252)	(67,116)
Proceeds from sale of fixed assets	854	16,185
Loan to related party	(1,158,636)	-

Net cash used in investing activities	(1,361,034)	(50,931)

Financing Activities
Proceeds from issuance of common stock	444,000	3,040,412
Decrease in non-controlling interest in majority-owned subsidiary	-	(13,876)

Net cash provided by financing activities	444,000	3,026,536

Effect of exchange rate fluctuations on cash and cash equivalents	13,205	1,506

Net decrease in cash and cash equivalents	(2,146,300)	(1,384,502)

Cash and cash equivalents at beginning of year	3,048,831	4,433,333

Cash and cash equivalents at end of year	$902,531	$3,048,831

Supplemental information:
Income taxes paid	$24,841	$26,400
Non-cash transactions of operating activities:
Settlement of related accounts receivable and payable	$2,589,739	$-
Common stock issued for unearned stock-based compensation	$468,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Unearned stock-based compensation	Total stockholders' Equity	Non-controlling interest	Total Equity
	Shares	Amount

Balance as of June 30, 2012	3,029,032	7,709,745	1,191,796	(372,527)	(3,056,858)	16,709	(202,089)	5,286,776	(2,742,673)	2,544,103

Issuance of common stock	1,800,000	3,040,412						3,040,412		3,040,412
Stock options forfeited			(46,954)				46,954	-		-
Amortization of stock options							139,615	139,615		139,615
Foreign currency translation						38,082		38,082	(54,016)	(15,934)
Net loss					(1,799,755)			(1,799,755)	(777,141)	(2,576,896)
Balance as of June 30, 2013	4,829,032	$10,750,157	$1,144,842	$(372,527)	$(4,856,613)	$54,791	$(15,520)	$6,705,130	$(3,573,830)	$3,131,300
Issuance of common stock	400,000	912,000						912,000		912,000
Amortization of stock options							3,880	3,880		3,880
Foreign currency translation						(30,173)		(30,173)	31,666	1,493
Net income (loss)					1,586,353			1,586,353	(1,151,867)	434,486
Balance as of June 30, 2014	5,229,032	$11,662,157	$1,144,842	$(372,527)	$(3,270,260)	$24,618	$(11,640)	$9,177,190	$(4,694,031)	$4,483,159

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States of America (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a Virginia corporation with its primary US operations in New York. Historically, the Company has been in the business of providing shipping agency services, but during fiscal year 2014, it reorganized its shipping agency business and expanded its service platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

Sino-Global’s principal geographic market is in the People’s Republic of China (“PRC”). The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York. The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”).

As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping services in the PRC. Sino-China is headquartered in Beijing with branches in Qingdao, Xiamen and Fangchenggang. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide shipping agency services in all commercial ports in the PRC.

During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC. As a result of the business reorganization to improve its operating margin, the Company does not provide shipping agency services through Sino-China as of June 30, 2014. The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. As a general shipping agent, the Company serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil, New Zealand and Canada. The shipping and chartering services are operated by the Company’s HK subsidiary; the inland transportation management services are operated by Trans Pacific Beijing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain prior year balances were reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations or cash flows.

(b) Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All intercompany transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. Sino-China was designed to operate in China for the benefit of the Company. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. If Sino-China incurs a net loss during its fiscal year, the Company is not required to absorb such net loss.

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and its income (loss) from operations is consolidated with the Company’s. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the Company’s and Sino-China’s financial statements.

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Sino-China. .

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Consolidated Balance Sheets are as follows:

	June 30,	June 30,
	2014	2013

Total current assets	$173,273	$145,307
Total assets	419,048	326,480
Total current liabilities	312,521	324,334
Total liabilities	312,521	324,334

(c) Fair Value of Financial Instruments

We follow the provisions of ASC 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

 Level 3 — Unobservable inputs that reflect management’s assumptions based on the best available information.

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

The exchange rates for the years ended June 30, 2014 and June 30, 2013 are as follows:

	June 30,
	2014		2013
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.2043	6.1374	6.1787	6.2458
1AUD:USD	1.0609	1.0898	0.9143	1.0266
1HKD:USD	7.7503	7.7552	0.1289	0.1289
1CAD:USD	1.0672	1.0704	0.9506	0.9956

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. Cash balances of $262,885 are not insured by the Federal Deposit Insurance Corporation or other programs.

(g) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of June 30, 2014 and 2013, the allowance for doubtful accounts totaled $443,858 and $690,065, respectively.

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

(i) Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

(j) Taxation

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2014 and 2013, respectively.

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

(k) Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive as the exercise prices for such options and warrants were at least equal to the closing price of our common stock on June 30, 2014.

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were at least equal to the closing price of our common stock on June 30, 2014.

(l) Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the FASB issued authoritative guidance which establishes standards for reporting comprehensive income (loss) and its component in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

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

(o) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for the Company for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

3. ACCOUNTS RECEIVABLE / ACCOUNTS PAYABLE

In July and December 2013, the Company executed a total of four agreements (the “settlement agreements”) with a major customer to settle the related accounts receivable and payable that were associated with the Company’s shipping agency business. In connection with the settlement agreements, the Company will reduce the amount of receivable from this major customer based on payments made by such customer directly to the respective local shipping agents. For the year ended June 30, 2014, such customer made a total payment of $2,589,739 to the respective local shipping agents; and the Company reduced its reported accounts receivable and payable accordingly.

4. PROPERTY AND EQUIPMENT, AT COST.

Property and equipment are as follows:

	June 30,	June 30,
	2014	2013

Land and building	$216,951	$80,461
Motor vehicles	710,148	731,372
Computer equipment	133,145	122,002
Office equipment	50,790	46,319
Furniture and fixtures	100,021	52,687
System software	128,178	123,391
Leasehold improvement	68,697	68,981

Total	1,407,930	1,225,213

Less: Accumulated depreciation and amortization	1,113,208	957,551

Property and equipment, net	$294,722	$267,662

5. STOCK-BASED COMPENSATION

On January 31, 2013, the Company issued options to a member of the audit committee, to purchase 10,000 shares of the Company’s common stock. On January 1, 2013, options to purchase 46,000 shares of common stock were cancelled due to resignation of one employee and one member of the audit committee from the Company. Accordingly, the Company reversed the unvested amount of $46,954 from unearned stock-based compensation. On January 31, 2014, options to purchase 36,000 shares of common stock were cancelled due to resignation of one officer and director from the Company. As the options were fully vested, this did not result in any reversal of stock-based compensation.

A summary of the options is presented in the table below:

	June 30, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	102,000	$6.90	138,000	$7.43
Granted	-	-	10,000	2.01
Canceled, forfeited or expired	(36,000)	$7.75	(46,000)	7.43

Options outstanding, end of year	66,000	$6.88	102,000	$6.90

Options exercisable, end of year	58,000	$7.55	92,000	$7.75

Following is a summary of the status of options outstanding and exercisable at June 30, 2014:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	4.0 years	$7.75	56,000	4.0 years
$2.01	10,000	3.6 years	$2.01	2,000	3.6 years
	66,000			58,000

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

The fair value of share-based compensation was estimated using the Black-Scholes option pricing model. The aggregate fair value of $11,640 and $15,520 at June 30, 2014 and 2013, respectively, is presented as “Unearned Stock-based Compensation”. The Company amortized stock option expenses of $3,880 and $139,615 for the years ended June 30, 2014 and 2013 respectively.

The fair value of 10,000 stock options granted in 2013 was calculated at the grant date using the Black−Scholes option−pricing model with the following assumptions:

Black-Scholes Option Pricing Model for 2008 options
Assumptions:
Stock Price	$7.75
Strike Price	$7.75
Volatility	173.84%
Risk-free Rate	3.02%
Expected life	5 yrs
Dividend Yield	0.00%
Number of Options	66,000

Black-Scholes Option Pricing Model for 2013 options
Assumptions:
Stock Price	$1.94
Strike Price	$2.01
Volatility	452.04%
Risk-free Rate	0.88%
Expected life	5 yrs
Dividend Yield	0.00%
Number of Options	10,000

In connection with the initial public offering of the Company’s common stock on May 20, 2008, 139,032 warrants were issued to the underwriter as part of their compensation. Each warrant has the right to purchase one share of common stock for an exercise price of $9.30 per share with a term of 10 years.

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2014:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	4.0 years

6. EQUITY TRANSACTIONS

On April 19, 2013, the Company’s shareholders at the 2013 Annual Meeting of Shareholders voted and approved the issuance of 1,800,000 shares at price $1.71 per share to Mr. Zhang, a 90% shareholder in Tianjin Zhiyuan Investment Group Ltd.

At the 2014 Annual Meeting of Shareholders held on January 21, 2014, the Company’s shareholders voted to increase the number of authorized shares of common stock from 10 million to 50 million shares and the number of authorized shares of Preferred Stock from 1 million to 2 million shares. The Company filed its First Amended and Restated Articles of Incorporation with the Commonwealth of Virginia State Corporation Commission on February 10, 2014.

To strengthen the Company’s efforts in business reorganization, development and acquisitions as well as enterprise risk management and process flow enhancements, the Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014. In return for their services, a total of 600,000 shares of the Company’s common stock have been issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as prepayment for their services. The value of their consulting services is determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were issued to the consultants on August 29, 2014. The service agreements are for the period July 1, 2014 to December 31, 2016.

On June 23, 2014, the Company sold 200,000 shares of its common stock at a price per share at $2.22 to Crystal Spring Holdings Limited, a company owned by Mr. Deming Wang, a major shareholder of Zhenghe Shipping Group Limited. Subsequent to June 30, 2014, the Company entered into another agreement with Mr. Wang. Please see Note 13, Subsequent Events.

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,	June 30,
	2014	2013

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(64,872)	(85,653)
Accumulated deficit	(5,006,843)	(3,849,640)
	(4,714,271)	(3,577,849)
Trans Pacific Logistics Shanghai Ltd.	20,240	4,019
Total	$(4,694,031)	$(3,573,830)

8. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending June 30,

2015	$162,229
2016	92,569
2017	63,981
2018	65,711
2019	67,492
Thereafter	11,298
$463,280

Rent expense for the years ended June 30, 2014 and 2013 was $205,753 and $214,066, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2014, the Company has estimated its severance payments of approximately $84,600, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

9. INCOME TAXES

Income tax expense for the years ended June 30, 2014 and 2013 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the years ended June 30,
	2014	2013
	%	%

U.S. expected federal income tax benefit	(35.0)	(35.0)
U.S. state, local tax net of federal benefit	(10.9)	(10.9)
U.S. permanent difference	0.3	1.2
U.S. temporary difference	45.5	44.7
Permanent differences related to other countries	(0.9)	19.3
Other	0.0	(0.4)
Hong Kong statutory income tax rate	16.5	0.0
Total tax expense	15.5	18.9

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax expense (benefit) for the years ended June 30, 2014 and 2013 are as follows:

	For the years ended June 30,
	2014	2013

Current
USA	$-	$(3,811)
Hong Kong	130,268	-
Other countries	-	-
China	-	-
	130,268	(3,811)

Deferred
USA	(50,330)	413,900
Hong Kong	-	-
Other countries	(115)	-
China	-	-
	(50,445)	413,900

Total	$79,823	$410,089

Deferred tax assets are comprised of the following:

	For the years ended June 30,
	2014	2013

Allowance for doubtful accounts	$224,000	$301,000
Stock-based compensation	411,000	307,000
Net operating loss	1,004,000	443,000
Total deferred tax assets	1,639,000	1,051,000
Valuation allowance	(1,475,100)	(945,900)
Deferred tax assets, net - long-term	$163,900	$105,100

Operations in the USA have incurred a cumulative net operating loss of approximately $3,465,850 as of June 30, 2014, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Other deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $224,000, $411,000 and $1,004,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of June 30, 2014 based on management’s estimate.

10. CONCENTRATIONS

Major Customer

For the year ended June 30, 2014, two customers accounted for approximately 35% and 18% of the Company’s revenues. For the year ended June 30, 2013, approximately 63% of the Company’s revenues were from one customer.

Major Suppliers

For the year ended June 30, 2014, two suppliers accounted for 21% and 12% of the total cost of revenues, respectively. For the year ended June 30, 2013, two suppliers accounted for 22% and 10% of the cost of revenues, respectively.

11. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments: shipping agency service, shipping and chartering services, and inland transportation management services.

Historically, the Company engages primarily in the delivery of shipping agency services but during fiscal 2014, it has expanded its service delivery platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering, broaden its service platform, and improve its operating profit.

The following tables present summary information by segment for the years ended June 30, 2014 and 2013, respectively:

	For the Year Ended June 30, 2014
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$7,523,983	$1,937,196	$2,183,213	$11,644,392
Cost of revenues	$6,010,058	$1,291,048	$312,353	$7,613,459
Gross profit	$1,513,925	$646,148	$1,870,860	$4,030,933
Depreciation and amortization	$120,095	$875	$34,687	$155,657
Total capital expenditures	$192,434	$-	$10,818	$203,252
Total assets	$3,094,804	$425,410	$2,193,740	$5,713,954

	For the Year Ended June 30, 2013
	Shipping Agency Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$17,331,759	$-	$-	$17,331,759
Cost of revenues	$15,402,743	$-	$-	$15,402,743
Gross profit	$1,929,016	$-	$-	$1,929,016
Depreciation and amortization	$198,825	$-	$-	$198,825
Total capital expenditures	$67,116	$-	$-	$67,116
Total assets	$7,536,205	$-	$-	$7,536,205

12. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. is owned by Mr. Zhong Zhang, the largest shareholder of the Company. For the year ended June 30, 2013, the Company had no business transaction with Zhiyuan. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyuan on an as-needed basis. As of June 30, 2014, the net amount due from Zhiyuan was $2,920,950, inclusive of a non-interest bearing short-term loan of $1,801,709.

As of June 30, 2014 and 2013, the Company is owed $252,815 and $541,400, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company expects the entire amount to be repaid without interest during fiscal year 2015.

13. SUBSEQUENT EVENTS

On June 27, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”) relating to the registered offering of 572,000 shares of common stock, without par value per share. The price to the public in the offering was $1.76 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 85,800 shares of common stock from the Company at the same price to cover over-allotments, if any. The Company closed the public offering on July 2, 2014 and the Underwriter subsequently purchased an additional 75,000 shares. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-194211) declared effective by the Securities and Exchange Commission on April 15, 2014, as supplemented by an applicable prospectus supplement. The total number of shares sold in the offering was 647,000 shares of common stock.

On August 8, 2014, the Company entered into an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang to further broaden its service platform and ship management business. Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the purchase price for the equity of LSM will be between 20,000 and 200,000 shares of common stock of the Company, depending on the net income of LSM from July 4, 2014 through December 31, 2014. The first payment due under the agreement is an escrow payment of 50,000 shares of common stock of the Company. On August 22, 2014, the Company issued such 50,000 shares to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM.

On August 29, 2014, the Company issued in the aggregate 400,000 shares under the Company’s incentive plan to two consultants, as more fully described above under Note 6, Equity Transactions.

