Form 10-Q
period 2014-09-30
Sino-Global Shipping America, Ltd.
filed 2014-11-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2014

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

1044 Northern Boulevard

Roslyn, New York 11576-1514

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 6,200,841 issued and outstanding shares of common stock and no shares of preferred stock.

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

Overview

Founded in the United States of America (“US”) in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York. Substantially all of our business is generated from clients located in the People’s Republic of China (the “PRC”), and our operations are primarily conducted in the PRC and Hong Kong.

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we used to provide shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Through Sino-China, we have the ability to provide shipping agency services in all commercial ports in the PRC. During fiscal year 2014, we completed a number of cost reduction initiatives and reorganized our shipping agency business in the PRC. As a result of the business reorganization to improve our operating margin, we do not provide shipping agency services through Sino-China as of September 30, 2014.

Our shipping agency business is operated by our subsidiaries in Hong Kong and Australia. As a general shipping agent, we serve ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil and Canada. The shipping and chartering services are operated by our HK subsidiary; the inland transportation management services are operated by Trans Pacific Beijing. As part of our strategy to expand our service platform, in September 2014, as approved by our Board of Directors, we acquired Longhe Ship Management (Hong Kong) Co., Limited (“LSM”), a ship management company that is based in Hong Kong.

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, we have been in the business of solely providing shipping agency services. With the support of our largest shareholder, Mr. Zhong Zhang and the company he controls, Tianjin Zhi Yuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”), we expanded our service platform during fiscal year 2014 to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the LSM acquisition, we added ship management services to our service platform in September 2014.

The following table presents summary information by segment for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$1,659,291	-	$946,634	$2,605,925	$1,430,661	$1,887,000	-	$3,317,661
Cost of revenues	$1,283,505	-	$125,648	$1,409,153	$1,112,803	$1,275,000	-	$2,387,803
Gross profit	$375,786	-	$820,986	$1,196,772	$317,858	$612,000	-	$929,858
Gross margin	22.6%	-	86.7%	45.9%	22.2%	32.4%	-	28.0%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

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

For the three months ended September 30, 2014 and 2013, our shipping agency revenues were $1,611,704 and $1,430,661, respectively. The revenue increase was due mainly to the increase in the total number of ships we served - from 64 for the three months ended September 30, 2013 to 70 for the same period in 2014.

	For the three months ended September 30,
	2014	2013	Change	%
Number of ships served
Loading/discharging	15	14	1	7.1
Protective	55	50	5	10.0
Total	70	64	6	9.4

•	Ship Management Services

On September 8, 2014, we acquired LSM, a ship management services company based in Hong Kong from Mr. Deming Wang. LSM currently manages seven vessels and outsources the actual ship management duties (which include among other things, crew, technical and insurance arrangements) to Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. The ship management services generated revenues of $47,587 from September 8, 2014 to September 30, 2014.

(2) Revenues from Shipping and Chartering Services

During September 2013, we executed shipping and chartering service agreement with the Zhiyuan Investment Group whereby we were engaged to assist in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. The service agreement with the Zhiyuan Investment Group resulted in revenues of approximately $1.90 million and gross profit of approximately $0.60 million for the three months ended September 30, 2013. We did not provide any shipping and chartering service to the Zhiyuan Investment Group or other customer in the three months ended September 30, 2014.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. We did not report revenue from inland transportation management service segment for the quarter ended September 30, 2013 because we began providing such services to the Zhiyuan Investment Group in the quarter ended December 31, 2013. For the three months ended September 30, 2014, the inland transportation management services generated revenues of approximately $0.95 million and gross profit of approximately $0.82 million.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, and selling expenses. As a result of a change in service mix year over year toward lower cost services, we were able to reduce our total operating costs and expenses by approximately $930,000 for the three months ended September 30, 2014 as compared to the same period of 2013.

The following tables set forth the components of our costs and expenses for the periods indicated.

	For the three months ended September 30,
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	2,605,925	100.0%	3,317,661	100.0%	(711,736)	-21.5%
Cost of revenues	1,409,153	54.1%	2,387,803	72.0%	(978,650)	-41.0%
Gross margin	45.9%		28.0%		17.9%

General and administrative expenses	939,805	36.1%	896,164	27.0%	43,641	4.9%
Selling expenses	56,339	2.2%	51,088	1.5%	5,251	10.3%
Total Costs and Expenses	2,405,297	92.3%	3,335,055	100.5%	(929,758)	-27.9%

•	Costs of Revenues

Our cost of revenues as a percentage of our revenues decreased from 72.0% for the three months ended September 30, 2013 to 54.1% for the three months ended September 30, 2014. The decrease was due mainly to the change in our service mix. For the three months ended September 31, 2014, our revenues came mainly from the shipping agency services and the inland transportation management services. However, for the same period in 2013, our revenues came mainly from the shipping agency services and the shipping and chartering services. The decline in our overall cost of revenues was due mainly to the nature of our inland transportation management services that feature lower overhead than our shipping and chartering services.

•	General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, business development, office rental, meeting fees, legal, accounting and other professional services. The increase in our general and administrative expenses by approximately $44,000 for the three months ended September 30, 2014 as compared to the same period of 2013 was due mainly to the higher professional service fees as we engaged two consultants to assist us in the reorganization of our business. As a percentage of revenues, our general and administrative expenses increased from 27.0% for the three months ended September 30, 2013 to 36.1% for the three months ended September 30, 2014. The increase was attributed mainly to lower revenues during the three months ended September 30, 2014 as compared to the same period of 2013.

•	Selling Expenses

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services. Our selling expense slightly increased when comparing three months ended September 30, 2014 to the same period of 2013. The increase in our selling expenses was mainly due to higher commission ratio.

Critical Accounting Policies

We prepare the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

We accounted for the business acquisition of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

There have been no other material changes during the quarter ended September 30, 2014 in our significant accounting policies to those previously disclosed in the Company’s June 30, 2014 annual report.

2015 Trends

On balance, we expect difficult macroeconomic conditions in fiscal year 2014 to continue in fiscal year 2015; and we believe competition and rising labor costs in the PRC will continue to pressure our operating model. As a small company with limited resources, we expect to face an uphill battle when it comes to margin enhancement and cost containment. To attempt to ensure consistent earnings, we will continue to leverage our business relationship with the Zhiyuan Investment Group and broaden our experience and expertise in the logistics services. With the LSM acquisition, we gain significant leverage to expand our service platform along the shipping industry value chain.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Our total revenues decreased by $711,736 or 21.5% from $3,317,661 for the three months ended September 30, 2013 to $2,605,925 for the comparable period in 2014. The decline was due mainly to receiving no revenue from shipping and chartering services during the three months ended September 30, 2014, partially offset by revenue generated from inland transportation management services.

•	Revenues from our shipping agency services increased by $181,043 from $1,430,661 for the three months ended September 30, 2013 to $1,611,704 for the same period in 2014. The increase was due mainly to the increase in the total number of ships we served - increased from 64 for the three months ended September 30, 2013 to 70 for the same period of 2014. We provided loading/discharging services to 15 ships and protective services to 55 ships during the three months ended September 30, 2014, as compared to 14 ships for loading/discharging services and 50 ships for protective services for the same period in 2013.

•	Revenues from the newly acquired ship management services were $47,587.

•	We did not provide any shipping and chartering services during the three months ended September 30, 2014. For the same period in 2013, we reported revenues of $1,887,000 for providing such services to Zhiyuan Investment Group.

•	For the three months ended September 30, 2014, we recognized revenues of $946,634 from our inland transportation management services. The inland transportation management services were launched in the quarter ended December 31, 2013.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $929,758 or 27.9% from $3,335,055 for the three months ended September 30, 2013 to $2,405,297 for the same period in 2014. This decrease was due primarily to a decrease in our overall cost of revenues, partially offset by higher general and administrative and selling expenses.

•	Our cost of revenues decreased by 41.0% from $2,387,803 for the three months ended September 30, 2013 to $1,409,153 for the three months ended September 30, 2014. The decrease was due mainly to favorable service mix. For the three months ended September 31, 2014, our revenues came mainly from the shipping agency services and the inland transportation management services. However, for the same period in 2013, our revenues came mainly from the shipping agency services and the shipping and chartering services. The decline in our overall cost of revenues was due mainly to the nature of our inland transportation management services that feature lower overhead than our shipping and chartering services.

•	Our general and administrative expenses increased by $43,641 or 4.9% from $896,164 for the three months ended September 30, 2013 to $939,805 for the three months ended September 30, 2014. This increase was mainly due to higher business development expenses of $63,942; recognition of stock-based compensation for common stock issued to consultants of $71,689, partially offset by decreased office expenses of $53,783.

•	Our selling expenses increased by $5,251 or 10.3% from $51,088 for the three months ended September 30, 2013 to $56,339 for the three months ended September 30, 2014, mainly due to higher commission ratio.

Operating Income. We had an operating income of $200,628 for the three months ended September 30, 2014, compared to an operating loss of $17,394 for the comparable period ended September 30, 2013. The turnaround was due mainly to higher gross profit margin from the inland transportation management services that were launched in the quarter ended December 31, 2013.

Financial Expense, Net. Our net financial expense was $62,382 for the three months ended September 30, 2014, compared to financial income of $23,867 for the three months ended September 30, 2013. We have operations in the U.S., Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax benefit was $27,255 for the three months ended September 30, 2014, compared to $22,500 for the three months ended September 30, 2013. As we had a tax expense of $1,645 and deferred tax benefit of $28,900, the income tax benefit for the three months ended September 30, 2014 was $27,255.

Net income. As a result of the foregoing, we had net income of $165,501 for the three months ended September 30, 2014, compared to net income of $28,973 for the three months ended September 30, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $332,459 for the three months ended September 30, 2014, compared to net income of $275,394 for the three months ended September 30, 2013. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $367,259 for the three months ended September 30, 2014, compared to comprehensive income of $263,510 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from issuing common stock. As of September 30, 2014, we had $3,553,187 in cash and cash equivalents. 50.2% of our cash in banks are located in New York, Canada, Australia and Hong Kong and 49.8% of cash in banks are located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2014	2013

Net cash provided by (used in) operating activities	$524,352	$(1,030,634)
Net cash provided by (used in) investing activities	$1,103,902	$(3,399)
Net cash provided by financing activities	$967,820	$-
Net increase (decrease) in cash and cash equivalents	$2,650,656	$(1,062,294)
Cash and cash equivalents at the beginning of the period	$902,531	$3,048,831
Cash and cash equivalents at the end of the period	$3,553,187	$1,986,537

The following table sets forth a summary of our working capital:

	September 30, 2014	June 30, 2014	Diff.	%
Total Current Assets	$6,353,818	$4,957,798	$1,396,020	28.2%
Total Current Liabilities	$1,152,860	$1,230,795	$(77,935)	-6.3%
Working Capital	$5,200,958	$3,727,003	$1,473,955	39.5%
Current Ratio	5.51	4.03	1.48	36.8%

Operating Activities

Net cash provided by operating activities was $524,352 for the three months ended September 30, 2014, as compared to net cash used in operating activities of $1,030,634 for the comparable period in 2013. The increase in our operating cash inflows was mainly attributable to net income of $165,501, a decrease in due from related parties of $1,174,234 resulted from collection of outstanding receivables from the Zhiyuan Investment Group, partially offset by an increase in accounts receivable of $477,001, increase in other receivables of $296,828, and a decrease in accounts payable of $156,245.

Investing Activities

Net cash provided by investing activities was $1,103,902 for the three months ended September 30, 2014, as compared to net cash used in investing activities of $3,399 for the same period in 2013. The change was due mainly to the collection of a short-term loan from our related party, the Zhiyuan Investment Group of $1,119,241.

Financing Activities

Net cash provided by financing activities was $967,820 for the three months ended September 30, 2014, due to the net proceeds from the issuance of common stock of 647,000 shares in July 2014.

Working Capital

Total working capital amounted to $5,200,958 as at September 30, 2014 compared to $3,727,003 as at June 30, 2014. Total current assets increased by $1,396,020 or 28.2% from $4,957,798 as at June 30, 2014 to $6,353,818 as at September 30, 2014. Increase in total current assets is due mainly to increase in cash and cash equivalents of approximately $2.65 million, increase in accounts receivable of approximately $0.48 million, offset by decrease in due from related parties of approximately $2.30 million.

Current liabilities amounted to $1,152,860 as at September 30, 2014, in comparison to $1,230,795 as at June 30, 2014. The decrease was mainly attributable to decrease in accounts payable of $156,245 and decrease in accrued expenses of $35,808, offset by increase in advance from customers of $124,704.

As a result of the overall increase in our current assets, the current ratio increased from 4.03 at June 30, 2014 to 5.51 at September 30, 2014.

We believe that current cash and cash equivalents, and the anticipated cash flow from our operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. In October 2014, we filed with the SEC a registration statement on Form S-1 in connection with a proposed public sale of shares of our common stock.

Contractual Obligations and Commercial Commitments

We have leased certain office premises under operating leases through August 31, 2019. Below is a summary of our contractual obligations and commitments as of September 30, 2014:

Amount

Twelve months ending September 30,

2015	$155,463
2016	77,506
2017	64,122
2018	65,856
2019	67,641
Thereafter	5,649
$436,237

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China, our variable interest entity. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific, our subsidiary in China, is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

As of September 30, 2014, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

In addition to the issuance of shares that were registered under the Securities Act in connection with our registration statements on Form S-3 and Form S-8, we also issued in the aggregate 50,000 unregistered shares to Mr. Deming Wang of common stock in connection with the acquisition of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”). The shares were issued on August 22, 2014 and are being held in escrow pending the determination of the net income of LSM for the period July 4, 2014 through December 31, 2014. No underwriters were involved.

Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the purchase price for the equity of LSM will be between 20,000 and 200,000 shares of common stock of the Company, depending on the net income of LSM from July 4, 2014 through December 31, 2014. The first payment due under the agreement was an escrow payment of 50,000 shares of common stock of the Company. On August 22, 2014, the Company issued such 50,000 shares to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM. The purchase price is estimated using the net equity of LSM as of the closing date and it will be adjusted when the earnout payment has been finalized.

The issuance of such shares in connection with the acquisition of LSM was completed in reliance on Section 4(a)(2) of the Securities Act.

(b)	None.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company.(4)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
99.1	Press release dated August 19, 2014 titled “Sino-Global Shipping America, Ltd. Acquires Ship Management Company and Appoints New Chief Technology Officer” . (6)
99.2	Press release dated November 12, 2014 titled "Sino-Global Announces Fiscal Year 2015 First Quarter Financial Results." (5)

EX-101.INS	XBRL Instance Document. (7)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (7)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (7)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (7)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (7)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (7)

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 27, 2014, File No. 001-34024.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(5)	Filed herewith.
(6)	Incorporated by reference to the Company’s Form 8-K filed on August 19, 2014, File No. 001-34024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 12, 2014	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2014	2014

Assets
Current assets
Cash and cash equivalents	$3,553,187	$902,531
Advances to suppliers	28,612	8,482
Accounts receivable, less allowance for doubtful accounts of $443,711 and $443,858 as of September 30, 2014 and June 30, 2014, respectively	959,033	481,885
Other receivables, less allowance for doubtful accounts of $251,139 and $250,100 as of September 30, 2014 and June 30, 2014, respectively	471,234	174,406
Prepaid expenses - current	461,462	216,729
Due from related parties	880,290	3,173,765

Total Current Assets	6,353,818	4,957,798

Property and equipment, net	266,454	294,722
Prepaid expenses - noncurrent	749,438	280,800
Other long-term assets	28,864	16,734
Deferred tax assets	192,800	163,900

Total Assets	$7,591,374	$5,713,954

Liabilities and Equity
Current liabilities
Advances from customers	$213,181	$88,477
Accounts payable	242,511	398,756
Accrued expenses	142,069	177,877
Other current liabilities	555,099	565,685

Total Current Liabilities	1,152,860	1,230,795

Total Liabilities	1,152,860	1,230,795

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 6,326,032 and 5,229,032 shares issued as of September 30, 2014 and June 30, 2014; 6,200,841 and 5,103,841 shares outstanding as of September 30, 2014 and June 30, 2014	13,385,477	11,662,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(2,937,801)	(3,270,260)
Accumulated other comprehensive income	59,418	24,618
Unearned stock-based compensation	(11,640)	(11,640)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,267,769	9,177,190

Non-Controlling Interest	(4,829,255)	(4,694,031)

Total Equity	6,438,514	4,483,159

Total Liabilities and Equity	$7,591,374	$5,713,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (UNAUDITED)

	For the three months ended September 30,
	2014	2013

Net revenues	$2,605,925	$3,317,661

Cost of revenues	(1,409,153)	(2,387,803)
Gross profit	1,196,772	929,858

General and administrative expenses	(939,805)	(896,164)
Selling expenses	(56,339)	(51,088)
	(996,144)	(947,252)

Operating income (loss)	200,628	(17,394)

Financial (expense) income, net	(62,382)	23,867

Net income before provision for income taxes	138,246	6,473

Income tax benefit	27,255	22,500

Net income	165,501	28,973

Net loss attributable to non-controlling interest	(166,958)	(246,421)

Net income attributable to Sino-Global Shipping America, Ltd.	$332,459	$275,394

Comprehensive income
Net income	$165,501	$28,973
Foreign currency translation gain (loss)	66,534	(25,637)
Comprehensive income	232,035	3,336
Less: Comprehensive loss attributable to non-controlling interest	(135,224)	(260,174)

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$367,259	$263,510

Earnings per share
-Basic and diluted	$0.06	$0.06

Weighted average number of common shares used in computation
-Basic and diluted	5,920,950	4,703,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2014	2013

Operating Activities

Net income	$165,501	$28,973
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	55,560	27,575
Amortization of stock-based compensation to consultants	71,689	-
(Recovery of) provision for doubtful accounts	(147)	108
Deferred tax benefit	(28,900)	(22,500)
Changes in assets and liabilities
(Increase) decrease in advances to suppliers	(20,130)	101,992
(Increase) decrease in accounts receivable	(477,001)	236,660
Increase in other receivables	(296,828)	(375,498)
Increase in prepaid expenses	(113,060)	(558)
Decrease in employee loan receivables	-	5,338
Increase in other long-term assets	(12,130)	(7,522)
Decrease (increase) in due from related parties	1,174,234	(612,000)
Increase (decrease) in advances from customers	124,704	(407,030)
Decrease in accounts payable	(156,245)	(33,359)
(Decrease) increase in accrued expenses	(35,808)	76,096
(Decrease) increase in other current liabilities	72,913	(48,909)

Net cash provided by (used in) operating activities	524,352	(1,030,634)

Investing Activities
Acquisitions of property and equipment	(15,339)	(3,399)
Collection of short-term loan from related party	1,119,241	-

Net cash provided by (used in) investing activities	1,103,902	(3,399)

Financing Activities
Proceeds from issuance of common stock, net	967,820	-

Net cash provided by financing activities	967,820	-

Effect of exchange rate fluctuations on cash and cash equivalents	54,582	(28,261)

Net increase (decrease) in cash and cash equivalents	2,650,656	(1,062,294)

Cash and cash equivalents at beginning of period	902,531	3,048,831

Cash and cash equivalents at end of period	$3,553,187	$1,986,537

Supplemental information:
Income taxes paid	$8,104	$7,949
Non-cash transactions of operating activities:
Common stock issued for LSM acquisition and stock-based compensation to consultants	$755,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States of America (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a shipping agency, logistics and ship management services company. The Company’s current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York. Substantially all of the Company’s business is generated from clients located in the People’s Republic of China (the “PRC”), and its operations are primarily conducted in the PRC and Hong Kong.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company used to provide its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC. As a result of the business reorganization, the Company does not provide shipping agency services through Sino-China as of September 30, 2014.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. As a general shipping agent, the Company serves ships coming to and departing from a number of countries, including China, Australia, South Africa, Brazil and Canada. The shipping and chartering services are operated by the Company’s HK subsidiary; the inland transportation management services are operated by Trans Pacific Beijing. As part of Sino-Global’s strategy to expand its service platform, the Company acquired Longhe Ship Management (Hong Kong) Co., Limited (“LSM”), a ship management company that is based in Hong Kong in September 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity (VIE”). All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. Certain prior year balances were reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations or cash flows. The information in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 annual report in the Form 10-K filed on September 15, 2014.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets are as follows:

	September 30,	June 30,
	2014	2014

Total current assets	$224,612	$173,273
Total assets	446,401	419,048
Total current liabilities	278,795	312,521
Total liabilities	278,795	312,521

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.
•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.
•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.
•	Revenues from ship management services are recognized when the related contractual services are rendered.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into USD using fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada and Trans Pacific Beijing in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates as of September 30, 2014 and June 30, 2014 and for the three months ended September 30, 2014 and 2013 are as follows:

	September 30,	June 30,	Three months ended September 30,
	2014	2014	2014	2013
Foreign currency	BS	BS	PL	PL
RMB:1USD	6.1502	6.2043	6.1646	6.1266
1AUD:USD	1.1451	1.0609	1.0813	0.9154
1HKD:USD	7.7649	7.7503	7.7509	0.1289
1CAD:USD	1.1154	1.0672	1.0888	0.9625

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of September 30, 2014 and June 30, 2014, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC, totaled $1,757,201 and $262,885 respectively.

(f) Accounts Receivable

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

(g) Earnings per Share (“EPS”)

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the three months ended September 30, 2014 and 2013.

(h) Risks and Uncertainties

The operations of the Company are primarily located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to its major customer, Tianjin Zhi Yuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”).

(i) Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

(j) Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

3. ACQUISITION OF LONGHE SHIP MANAGEMENT COMPANY

On August 8, 2014, the Company entered into an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang to further broaden its service platform. Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the purchase price for the equity of LSM will be between 20,000 and 200,000 shares of common stock of the Company, depending on the net income of LSM from July 4, 2014 through December 31, 2014. The first payment due under the agreement was an escrow payment of 50,000 shares of common stock of the Company. On August 22, 2014, the Company issued such 50,000 shares to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM. The purchase price is estimated using the net equity of LSM as of the closing date and it will be adjusted when the earnout payment has been finalized.

On September 8, 2014, the closing date, LSM’s total assets were $199,482, or 2.6% of the Company’s consolidated total assets; and its total liabilities were $26,655, or 2.3% of the Company’s consolidated total liabilities. The assets acquired consisted of cash of $23,289, account receivable of $47,409 and other receivable of $128,784, the liabilities consisted of accounts payable of $24,054, other accounts payable of $2,022 and accrued expenses of $579. The revenue was $47,587, or 1.8% of the Company’s consolidated total revenue reported since the closing date to September 30, 2014. LSM reported a net income of $23,178, or 7.0% of the net income attributable to Sino-Global from the closing date to September 30, 2014. No pro forma information was disclosed in the footnotes due to the immateriality of assets and liabilities acquired.

4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30, 2014	June 30, 2014
Trade accounts receivable	$1,402,744	$925,743
Less: allowances for doubtful accounts	(443,711)	(443,858)
Accounts receivables, net	$959,033	$481,885

5. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

Other receivables represent mainly travel and business advances to employees; as well as guarantee deposit for ship owners. Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and other miscellaneous accrued liabilities.

6. PREPAID EXPENSES

Prepaid expenses are as follows:

	September 30,	June 30,
	2014	2014

Prepaid consultant fees (See note 8)	$1,068,311	$468,000
Prepaid legal fees	85,000	24,802
Prepaid other	57,589	4,727
Total	1,210,900	497,529
Less current portion	461,462	216,729
Total noncurrent portion	$749,438	$280,800

7. PROPERTY AND EQUIPMENT, AT COST

Property and equipment are as follows:

	September 30,	June 30,
	2014	2014

Land and building	$218,860	$216,951
Motor vehicles	716,609	710,148
Computer equipment	135,837	133,145
Office equipment	64,618	50,790
Furniture and fixtures	100,739	100,021
System software	129,258	128,178
Leasehold improvement	69,301	68,697

Total	1,435,222	1,407,930

Less: Accumulated depreciation and amortization	1,168,768	1,113,208

Property and equipment, net	$266,454	$294,722

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was $55,560 and $27,575, respectively.

8. EQUITY TRANSACTIONS

On June 27, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”) relating to the registered offering of 572,000 shares of common stock, without par value per share. The price to the public in the offering was $1.76 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 85,800 shares of common stock from the Company at the same price to cover over- allotments, if any. The Company closed the public offering on July 2, 2014 and the Underwriter purchased an additional 75,000 shares. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-194211) declared effective by the Securities and Exchange Commission on April 15, 2014, as supplemented by an applicable prospectus supplement. The total number of shares sold in the offering was 647,000. The Company received total cash proceeds of approximately $1 million from this public offering.

The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were issued to the consultants on August 29, 2014 at $1.68 per share. Their service agreements are for the period July 1, 2014 to December 31, 2016; the related consulting fees have been and will be ratably charged to expense over the term of the agreements.

On August 22, 2014, the Company issued 50,000 shares of the Company’s common stock to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM (see Note 3, Acquisition of Longhe Ship Management Company).

9. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30,	June 30,
	2014	2014

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(93,631)	(64,872)
Accumulated deficit	(5,115,588)	(5,006,843)
	(4,851,775)	(4,714,271)
Trans Pacific Logistics Shanghai Ltd.	22,520	20,240
Total	$(4,829,255)	$(4,694,031)

10. COMMITMENTS

The Company leases certain office premises under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending September 30,

2015	$155,463
2016	77,506
2017	64,122
2018	65,856
2019	67,641
Thereafter	5,649
$436,237

Rent expense for the three months ended September 30, 2014 and 2013 was $60,951 and $46,525, respectively.

11. INCOME TAXES

Income tax expense for the three months ended September 30, 2014 and 2013 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the three months ended September 30,
	2014	2013
	%	%
U.S. expected federal income tax benefit	(35.0)	(35.0)
U.S. state, local tax net of federal benefit	(10.9)	(10.9)
U.S. permanent difference	0.1	0.6
U.S. temporary difference	45.7	45.3
Permanent difference related to other countries	14.9	347.6
Hong Kong statutory income tax rate	16.5	16.5
Hong Kong income tax benefit	(11.6)	(16.5)
Total tax expense	19.7	347.6

The U.S. temporary difference consisted mainly of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax benefit for the three months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,
	2014	2013

Current
USA	$-	$-
Hong Kong	1,645	-
China	-	-
	1,645	-
Deferred
USA	(28,900)	(22,500)
China	-	-
	(28,900)	(22,500)
Total	$(27,255)	$(22,500)

Deferred tax assets are comprised of the following:

	September 30,	June 30,
	2014	2014

Allowance for doubtful accounts	$224,000	$224,000
Stock-based compensation	411,000	411,000
Net operating loss	1,293,000	1,004,000
Total deferred tax assets	1,928,000	1,639,000
Valuation allowance	(1,735,200)	(1,475,100)
Deferred tax assets, net - long-term	$192,800	$163,900

Operations in the USA have incurred a cumulative net operating loss of $4,159,442 as of September 30, 2014, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $224,000, $411,000 and $1,293,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as valuation allowance as of September 30, 2014 based on management’s estimate.

12. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2014, three customers accounted for 23%, 20% and 14% of the Company’s revenues. For the three months ended September 30, 2013, two customers accounted for 57% and 21% of the Company’s revenues.

Major Suppliers

For the three months ended September 30, 2014, three suppliers accounted for 47%, 18% and 13% of the total cost of revenues. For the three months ended September 30, 2013, two suppliers accounted for 53% and 40% of the total cost of revenues.

13. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments: shipping agency and ship management services, shipping and chartering services, and in land transportation management services.

The following tables present summary information by segment for the three months ended September 30, 2014 and 2013, respectively:

	For the three months Ended September 30, 2014
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,659,291	$-	$946,634	$2,605,925
Cost of revenues	$1,283,505	$-	$125,648	$1,409,153
Gross profit	$375,786	$-	$820,986	$1,196,772
Depreciation and amortization	$52,744	$-	$2,816	$55,560
Total capital expenditures	$15,339	$-	$-	$15,339
Total assets	$5,300,982	$-	$2,290,392	$7,591,374

	For the three months Ended September 30, 2013
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,430,661	$1,887,000	$-	$3,317,661
Cost of revenues	$1,112,803	$1,275,000	$-	$2,387,803
Gross profit	$317,858	$612,000	$-	$929,858
Depreciation and amortization	$27,342	$233	$-	$27,575
Total capital expenditures	$3,399	$-	$-	$3,399
Total assets	$6,024,155	$1,102,185	$-	$7,126,340

14. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) is owned by Mr. Zhong Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan Investment Group whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group on an as-needed basis. As at June 30, 2014, the net amount due from the Zhiyuan Investment Group was $2,920,950. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. During the three months ended September 30, 2014, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at September 30, 2014 was $627,951. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable.

As at September 30, 2014 and June 30, 2014, the Company is owed $252,339 and $252,815, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G used to act as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount is expected to be repaid during fiscal year 2015.

