Form 10-Q
period 2014-12-31
Sino-Global Shipping America, Ltd.
filed 2015-02-10
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2014

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification number)

1044 Northern Boulevard, Suite 305

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the ability to timely and properly deliver shipping agency, ship management, shipping and chartering and inland transportation management services;
•	its dependence on a limited number of major customers and related parties;
•	political and economic factors in the Peoples’ Republic of China (“PRC”);
•	the Company’s ability to expand and grow its lines of business;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for the Company’s services;
•	a weakening of economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;
•	the effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s shipping agency services, operations and financial performance;
•	the acceptance in the marketplace of the Company’s new lines of services;
•	foreign currency exchange rate fluctuations;
•	hurricanes or other natural disasters;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s customer’s products; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See the Company’s unaudited condensed consolidated financial statements following the signature page of this report, which are incorporated herein by reference.

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

Overview

Founded in the United States (“US”) in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York. Substantially all of our business is generated from clients located in the People’s Republic of China (the “PRC”). Our shipping agency business is operated by our subsidiaries in Hong Kong and Australia. Our shipping and chartering services and ship management services are operated by our HK subsidiary. Our inland transportation management services are operated by our subsidiary in China.

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we used to provide shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Through Sino-China, we have the ability to provide shipping agency services in all commercial ports in the PRC. During fiscal year 2014, we completed a number of cost reduction initiatives and reorganized our shipping agency business in the PRC. As a result of the business reorganization to improve our operating margin, we have not provided shipping agency services through Sino-China during fiscal year 2015 through the date of this filing.

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, we have been in the business of solely providing shipping agency services. With the support of our largest shareholder, Mr. Zhong Zhang and the company he controls, Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”), we expanded our service platform during fiscal year 2014 to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the acquisition of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”), a ship management company that is based in Hong Kong, we added ship management services to our service platform in September 2014.

The following table presents summary information by segment for the six and three months ended December 31, 2014 and 2013:

	For the six months ended December 31, 2014				For the six months ended December 31, 2013
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$3,459,790	$-	$2,238,715	$5,698,505	$3,402,564	$1,937,196	$450,090	$5,789,850
Cost of revenues	$2,776,790	$-	$307,224	$3,084,014	$2,773,460	$1,291,048	$64,063	$4,128,571
Gross profit	$683,000	$-	$1,931,491	$2,614,491	$629,104	$646,148	$386,027	$1,661,279
Gross margin	19.7%		86.3%	45.9%	18.5%	33.4%	85.8%	28.7%

	For the three months ended December 31, 2014				For the three months ended December 31, 2013
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$1,800,499	$-	$1,292,081	$3,092,580	$1,971,903	$50,196	$450,090	$2,472,189
Cost of revenues	$1,493,285	$-	$181,576	$1,674,861	$1,660,657	$16,048	$64,063	$1,740,768
Gross profit	$307,214	$-	$1,110,505	$1,417,719	$311,246	$34,148	$386,027	$731,421
Gross margin	17.1%		85.9%	45.8%	15.8%	68.0%	85.8%	29.6%

Revenues

(1)	Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

We provide two types of shipping agency services: loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

•	the number of ships to which we provide port loading/discharging services;

•	the size and types of ships we serve;

•	the type of services we provide;

•	the rate of service fees we charge;

•	the number of ports at which we provide services; and

•	the number of customers we serve.

For the six months ended December 31, 2014 and 2013, our shipping agency revenues were $3,269,695 and $3,402,564, respectively. The decline in revenues was due mainly to the decrease in the total number of ships we served - from 160 for the six months ended December 31, 2013 to 97 for the same period in 2014. For the three months ended December 31, 2014 and 2013, our shipping agency revenues were $1,657,991 and $1,971,903, respectively. The decline in revenues was due mainly to the decrease in the total number of ships we served - from 96 for the three months ended December 31, 2013 to 27 for the same period in 2014.

	For the six months ended December 31,				For the three months ended December 31,
	2014	2013	Change	%	2014	2013	Change	%
Number of ships served
Loading/discharging	30	40	(10)	(25.0)	15	26	(11)	(42.3)
Protective	67	120	(53)	(44.2)	12	70	(58)	(82.9)
Total	97	160	(63)	(39.4)	27	96	(69)	(71.9)

•	Ship Management Services

On September 8, 2014, we acquired LSM, a ship management services company based in Hong Kong from Mr. Deming Wang. LSM currently manages seven vessels and outsources the actual ship management duties (which include among other things, crew, technical and insurance arrangements) to Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. The ship management services generated revenues of $190,095 from the closing date to December 31, 2014 and $142,508 for the three months ended December 31, 2014.

(2)	Revenues from Shipping and Chartering Services

During September 2013, we executed shipping and chartering service agreement with the Zhiyuan Investment Group whereby we were engaged to assist in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. The service agreement with the Zhiyuan Investment Group resulted in revenues of $1,937,196 and gross profit of $646,148 for the six months ended December 31, 2013, and revenues of $50,196 and gross profit of $34,148 for the three months ended December 31, 2013. We did not provide any shipping and chartering service to the Zhiyuan Investment Group or other customer in the six and three months ended December 31, 2014.

(3)	Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. In addition, we started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014. As a result, for the six months ended December 31 2014 and 2013, the inland transportation management services generated revenues of $2,238,715 and $450,090, and gross profit of $1,931,491 and $386,027, respectively. For the three months ended December 31, 2014 and 2013, the inland transportation management services generated revenues of $1,292,081 and $450,090, and gross profit of $1,110,505 and $386,027, respectively.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses (“G&A expenses”), and selling expenses. As a result of a change in our service mix year over year toward lower cost services, we were able to reduce our total operating costs and expenses by $345,057 for the six months ended December 31, 2014 as compared to the same period of 2013. For the three months ended December 31, 2014 as compared to the same period of 2013, our total operating costs and expenses increased $584,701 due mainly to higher G&A expenses attributable to legal, accounting and other professional fees incurred in connection with the our capital raise activities as well as higher business development expenses.

The following tables set forth the components of our costs and expenses for the periods indicated.

	For the six months ended December 31,
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	5,698,505	100.0%	5,789,850	100.0%	(91,345)	-1.6%
Cost of revenues	3,084,014	54.1%	4,128,571	71.3%	(1,044,557)	-25.3%
Gross margin	45.9%		28.7%		17.2%
General and administrative expenses	2,257,146	39.6%	1,495,842	25.8%	761,304	50.9%
Selling expenses	66,721	1.2%	128,525	2.2%	(61,804)	-48.1%
Total Costs and Expenses	5,407,881	95.0%	5,752,938	99.4%	(345,057)	-6.0%

	For the three months ended December 31,
	2014		2013		Change
	US$	%	US$	%	US$	%

Revenues	3,092,580	100.0%	2,472,189	100.0%	620,391	25.1%
Cost of revenues	1,674,861	54.2%	1,740,768	70.4%	(65,907)	-3.8%
Gross margin	45.8%		29.6%		16.3%
General and administrative expenses	1,317,341	42.6%	599,678	24.3%	717,663	119.7%
Selling expenses	10,382	0.3%	77,437	3.1%	(67,055)	-86.6%
Total Costs and Expenses	3,002,584	97.2%	2,417,883	97.8%	584,701	24.2%

Costs of Revenues

Our cost of revenues as a percentage of our revenues decreased from 71.3% to 51.4% for the six months and from 70.4% to 54.2% for the three months ended December 31, 2014. The decrease was due mainly to the increase in revenues from our high-gross margin inland transportation management services. Our inland transportation management services revenues as a percentage of total revenues increased from 8% for the six months ended December 31, 2013 to 39% for the six months ended December 31, 2014 and from 18% for the three months ended December 31, 2013 to 42% for the three months ended December 31, 2014.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, business development, office rental, meeting fees, legal, accounting and other professional service fees. As a percentage of revenues, our general and administrative expenses increased from 25.8% for the six months ended December 31, 2013 to 39.6% for the six months ended December 31, 2014 and from 24.3% for the three months ended December 31, 2013 to 42.6% for the three months ended December 31, 2014. The increase in our general and administrative expenses for the six and three months ended December 31, 2014 as compared to the same period of 2013 was due mainly to the higher legal, accounting and other professional service fees incurred in connection with our capital raise activities and higher business development expenses.

Selling Expenses

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services. Our selling expenses decreased when comparing six and three months ended December 31, 2014 to the same period of 2013. The decrease was attributed to the decline in our shipping agency revenues and decline in the total number of ships we served as discussed above.

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

There have been no other material changes during the six and three months ended December 31, 2014 in our significant accounting policies to those previously disclosed in the Company’s June 30, 2014 annual report.

2015 Trends

In light of the overall business environment in China, we expect difficult macroeconomic conditions in fiscal year 2014 to continue in fiscal year 2015; and we believe competition and rising labor costs in the PRC will continue to erode our operating margin. With the LSM acquisition, we gain significant leverage to expand our service platform along the shipping industry value chain. To attempt to ensure consistent earnings, we will continue to leverage our business relationship with the Zhiyuan Investment Group to broaden our experience and expertise in the logistics services industry and have expanded our business development initiatives to diversify our revenue streams, including but not limited to the identification of suitable acquisition candidates. In January 2015, we executed a Memorandum of Understanding (the “MOU”), by and between the Company and Rong Yao International Shipping Limited (the “Vessel Seller”), a Hong Kong corporation, regarding a potential acquisition of a small oil/chemical tanker (the “Vessel”) from the Vessel Seller. The closing of the proposed Vessel acquisition will be subject to a number of conditions including, but not limited to, the parties negotiating and entering into definitive purchase agreements, the Company obtaining, on terms and conditions satisfactory to the Company, the financing necessary to pay all or the required cash portion of the purchase price for the Vessel (which may include proceeds received from the Company from the sale of its securities and/or loans from third parties), approval of the Board of Directors of the Company, satisfactory completion of our due diligence related to the Vessel and obtaining all necessary consents, approvals and permits for the Company to acquire and operate the Vessel.

Results of Operations

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues. Our total revenues decreased by $91,345 or 1.6% from $5,789,850 for the six months ended December 31, 2013 to $5,698,505 for the comparable period in 2014. The decline was due mainly to no revenue generated from shipping and chartering services during the six months ended December 31, 2014, partially offset by higher revenues generated from inland transportation management services.

Revenues from our shipping agency services decreased by $132,869 from $3,402,564 for the six months ended December 31, 2013 to $3,269,695 for the same period in 2014. The decrease was due mainly to the decrease in the total number of ships we served - decreased from 160 for the six months ended December 31, 2013 to 97 for the same period of 2014. We provided loading/discharging services to 30 ships and protective services to 67 ships during the six months ended December 31, 2014, as compared to 40 ships for loading/discharging services and 120 ships for protective services for the same period in 2013.

Revenues from the newly acquired ship management services were $190,095 from the closing date to December 31, 2014.

•	We did not provide any shipping and chartering services during the six months ended December 31, 2014. For the same period in 2013, we reported revenues of $1,937,196 for providing such services to the Zhiyuan Investment Group.

•	For the six months ended December 31, 2014, we recognized revenues of $2,238,715 from our inland transportation management services, as compared to $450,090 for the six months ended December 31, 2013.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $345,057 or 6.0% from $5,752,938 for the six months ended December 31, 2013 to $5,407,881 for the same period in 2014. This decrease was due primarily to a decrease in our overall cost of revenues and selling expenses, partially offset by higher general and administrative expenses.

Our cost of revenues decreased by $1,044,557 or 25.3% from $4,128,571 for the six months ended December 31, 2013 to $3,084,014 for the six months ended December 31, 2014. The decrease was due mainly to a more favorable service mix in the 2014 period. For the six months ended December 31, 2014, our revenues came mainly from shipping agency services and inland transportation management services. However, for the same period in 2013, our revenues came mainly from shipping agency services and shipping and chartering services. The decline in our overall cost of revenues was due mainly to the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

Our general and administrative expenses increased by $761,304 or 50.9% from $1,495,842 for the six months ended December 31, 2013 to $2,257,146 for the six months ended December 31, 2014. This increase was due mainly to higher business development expenses of $263,801, office expense of $107,327, legal fees of $117, 426, salaries and benefits of $64,935 and recognition of stock-based compensation for common stock issued to consultants of $194,556.

Our selling expenses decreased by $61,804 or 48.1% from $128,525 for the six months ended December 31, 2013 to $66,721 for the six months ended December, 2014, due mainly to the decline in revenues from the shipping agency business which led to decreased sales commissions.

Operating Income. We had operating income of $290,624 for the six months ended December 31, 2014, compared to $36,912 for the comparable period ended December 31, 2013. The increase was due mainly to higher gross profit margin from inland transportation management services that were launched in the quarter ended December 31, 2013.

Financial Expense, Net. Our net financial expense was $121,334 for the six months ended December 31, 2014, compared to financial income of $39,772 for the six months ended December 31, 2013. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax benefit was $51,463 for the six months ended December 31, 2014, compared to $4,733 for the six months ended December 31, 2013. As we had a tax expense of $5,837 and deferred tax benefit of $57,300, the income tax benefit for the six months ended December 31, 2014 was $51,463.

Net income. As a result of the foregoing, we had net income of $241,241 for the six months ended December 31, 2014, compared to net income of $111,739 for the six months ended December 31, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $468,881 for the six months ended December 31, 2014, compared to net income of $774,517 for the six months ended December 31, 2013. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $494,733 for the six months ended December 31, 2014, compared to comprehensive income of $781,937 for the six months ended December 31, 2013.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues. Our total revenues increased by $620,391 or 25.1% from $2,472,189 for the three months ended December 31, 2013 to $3,092,580 for the comparable period in 2014. The increase was due mainly to the increase in revenues from inland transportation management services during the three months ended December 31, 2014.

Revenues from our shipping agency services decreased by $313,912 from $1,971,903 for the three months ended December 31, 2013 to $1,657,991 for the same period in 2014. The decrease was due mainly to the decrease in the total number of ships we served - decreased from 96 for the three months ended December 31, 2013 to 27 for the same period of 2014. We provided loading/discharging services to 15 ships and protective services to 12 ships during the three months ended December 31, 2014, as compared to 26 ships for loading/discharging services and 70 ships for protective services for the same period in 2013.

Revenues from the newly acquired ship management services were $142,508 for the three months ended December 31, 2014.

•	We did not provide any shipping and chartering services during the three months ended December 31, 2014. For the same period in 2013, we reported revenues of $50,196 for providing such services to the Zhiyuan Investment Group.

•	For the three months ended December 31, 2014 and 2013, we recognized revenues of $1,292,081 and $450,090 from our inland transportation management services, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by $584,701 or 24.2% from $2,417,883 for the three months ended December 31, 2013 to $3,002,584 for the same period in 2014. This increase was due primarily to an increase in our general and administrative expense, partially offset by lower cost of revenues and selling expenses.

Our cost of revenues decreased by $65,907 or 3.8% from $1,740,768 for the three months ended December 31, 2013 to $1,674,861 for the three months ended December 31, 2014. The decrease was due mainly to higher revenues from inland transportation management services. Our revenues from inland transportation management services as a percentage of total revenues increased from 18% for the three months ended December 31, 2013 to 42% for the three months ended December 31, 2014. The decline in our overall cost of revenues was due mainly to the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

Our general and administrative expenses increased by $717,663 or 119.7% from $599,678 for the three months ended December 31, 2013 to $1,317,341 for the three months ended December 31, 2014. This increase was due mainly to higher business development expenses of $59,121, office expenses of $148,910, legal fees of $253,513, salaries and benefits of $92,577, and recognition of stock-based compensation for common stock issued to consultants of $122,867.

Our selling expenses decreased by $67,055 or 86.6% from $77,437 for the three months ended December 31, 2013 to $10,382 for the three months ended December, 2014, due mainly to the decline in revenues from the shipping agency business which led to decreased sales commission.

Operating Income. We had an operating income of $89,996 for the three months ended December 31, 2014, compared to $54,306 for the comparable period ended December 31, 2013. The increase was due mainly to higher gross margin from the inland transportation management services that were launched in the quarter ended December 31, 2013.

Financial Expense, Net. Our net financial expense was $58,952 for the three months ended December 31, 2014, compared to financial income of $15,855 for the three months ended December 31, 2013. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax benefit was $24,208 for the three months ended December 31, 2014, compared to a tax expense of $17,767 for three months ended December 31, 2013. As we had a tax expense of $4,192 and deferred tax benefit of $28,400, the income tax benefit for the three months ended December 31, 2014 was $24,208.

Net income. As a result of the foregoing, we had net income of $75,740 for the three months ended December 31, 2014, compared to net income of $82,766 for the three months ended December 31, 2013. After deduction of non-controlling interest, net income attributable to Sino-Global was $136,422 for the three months ended December 31, 2014, compared to net income of $499,122 for the three months ended December 31, 2013. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $127,474 for the three months ended December 31, 2014, compared to comprehensive income of $518,428 for the three months ended December 31, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through collection of due from related parties and proceeds from issuing common stock. As of December 31, 2014, we had $2,031,747 in cash and cash equivalents. 65.3% of our cash in banks is located in New York, Canada, Australia and Hong Kong and 34.7% of cash in banks is located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2014	2013

Net cash used in operating activities	$(969,590)	$(342,535)
Net cash provided by (used in) investing activities	$1,092,133	$(193,369)
Net cash provided by financing activities	$967,820	$-
Net increase (decrease) in cash and cash equivalents	$1,129,216	$(583,489)
Cash and cash equivalents at the beginning of the period	$902,531	$3,048,831
Cash and cash equivalents at the end of the period	$2,031,747	$2,465,342

The following table sets forth a summary of our working capital:

	December 31, 2014	June 30, 2014	Diff.	%
Total Current Assets	$6,516,981	$4,957,798	$1,559,183	31.4%
Total Current Liabilities	$986,407	$1,230,795	$(244,388)	-19.9%
Working Capital	$5,530,574	$3,727,003	$1,803,571	48.4%
Current Ratio	6.61	4.03	2.58	64.0%

Operating Activities

Net cash used in operating activities was $969,590 for the six months ended December 31, 2014, as compared to net cash used in operating activities of $342,535 for the comparable period in 2013. The increase in our operating cash outflows was mainly attributable to an increase in accounts receivable of $905,468, an increase in advances to suppliers of $584,071, an increase in other receivables of $399,514 and a decrease in account payable of $185,385, partially offset by a decrease in due from related parties of $806,243.

Investing Activities

Net cash provided by investing activities was $1,092,133 for the six months ended December 31, 2014, as compared to net cash used in investing activities of $193,369 for the same period in 2013. The change was due mainly to the repayment a short-term loan from our related party, the Zhiyuan Investment Group of $1,119,241.

Financing Activities

Net cash provided by financing activities was $967,820 for the six months ended December 31, 2014, due to the net proceeds from the issuance of common stock of 647,000 shares in July 2014.

Working Capital

Total working capital amounted to $5,530,574 as at December 31, 2014 compared to $3,727,003 as at June 30, 2014. Total current assets increased by $1,559,183 or 31.4% from $4,957,798 as at June 30, 2014 to $6,516,981 as at December 31, 2014. Increase in total current assets is due mainly to an increase in cash and cash equivalents of $1,129,216, increase in accounts receivable of $922,481, increase in advance to suppliers of $ 584,071, increase in other receivable of $399,514 and increase in prepaid expense-current of $449,385, offset by a decrease in due from related parties of $1,925,484.

Total current liabilities amounted to $986,407 as at December 31, 2014, in comparison to $1,230,795 as at June 30, 2014. Total current liabilities decreased by $244,388 or 19.9% primarily because of a decrease in accounts payable of $185,385 and a decrease in accrued expenses of $145,449, offset by an increase in other current liabilities of $61,808.

As a result of the overall increase in our current assets, the current ratio increased from 4.03 at June 30, 2014 to 6.61 at December 31, 2014.

We believe that current cash and cash equivalents, and the anticipated cash flow from our operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In particular, we expect that we would be unable to purchase the Vessel from the Vessel Seller as described herein unless we are able to complete the sale of our stock and/or pursue additional sources of financing for the difference between the value of the Vessel and the amount of capital we have available to us. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders.

Contractual Obligations and Commercial Commitments

We have leased certain office premises under operating leases through August 31, 2019. Below is a summary of our contractual obligations and commitments as of December 31, 2014:

Amount

Twelve months ending December 31,

2015	$156,915
2016	65,154
2017	66,859
2018	68,615
2019	47,213
$404,756

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

As of December 31, 2014, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing evaluation, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six and three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In preparation of the annual assessment of the effectiveness of its internal control over financial reporting, the Company is in the process of adopting the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, and updating its key internal control procedures.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On January 26, 2015, the Company filed a Form 8-K to disclose the entry into a Memorandum of Understanding (the “MOU”), by and between the Company and Rong Yao International Shipping Limited (the “Vessel Seller”), a Hong Kong corporation, pursuant to which the Company agreed to acquire a small oil/chemical tanker (the “Vessel”) from the Vessel Seller. The closing of the proposed Vessel acquisition will be subject to a number of closing conditions including, but not limited to, the parties negotiating and entering into definitive purchase agreements, the Company obtaining, on terms and conditions satisfactory to the Company, the financing necessary to pay all or the required cash portion of the purchase price for the Vessel (which may include proceeds received from the Company from the sale of its securities and/or loans from third parties), approval of the Board of Directors of the Company, satisfactory completion by the Company of its due diligence related to the Vessel and obtaining all necessary consents, approvals and permits for the Company to acquire and operate the Vessel. The MOU is not considered a material definitive agreement.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(2)
4.1	Specimen Certificate for Common Stock(2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China.(2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang.(2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China.(2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.8	The Company’s 2008 Stock Incentive Plan.(2)
10.9	The Company’s 2014 Stock Incentive Plan.(3)
14.1	Code of Ethics of the Company.(4)
21.1	List of subsidiaries of the Company.(5)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
99.1	Press release dated January 26, 2015 titled “Sino-Global Enters into Memorandum of Understanding to Acquire a Small Oil/Chemical Tanker”.(7)
99.2	Press release dated February 10, 2015 titled “Sino-Global Announces Second Quarter 2015 Financial Results.”(6)

EX-101.INS	XBRL Instance Document. (6)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (6)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (6)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (6)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (6)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (6)

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 27, 2014, File No. 001-34024.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on April 23, 2014 (File No. 333-194211).
(4)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(5)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(6)	Filed herewith.
(7)	Incorporated by reference to the Company’s Form 8-K filed on January 26, 2015, File No. 001-34024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 10, 2015	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2014	2014

Assets
Current assets
Cash and cash equivalents	$2,031,747	$902,531
Advances to suppliers	592,553	8,482
Accounts receivable, less allowance for doubtful accounts of $426,845 and $443,858 as of December 31, 2014 and June 30, 2014, respectively	1,404,366	481,885
Other receivables, less allowance for doubtful accounts of $241,454 and $250,100 as of December 31, 2014 and June 30, 2014, respectively	573,920	174,406
Prepaid expenses	666,114	216,729
Due from related parties	1,248,281	3,173,765

Total Current Assets	6,516,981	4,957,798

Property and equipment, net	261,927	294,722
Prepaid expenses - noncurrent	506,090	280,800
Other long-term assets	16,726	16,734
Deferred tax assets	221,200	163,900

Total Assets	$7,522,924	$5,713,954

Liabilities and Equity
Current liabilities
Advances from customers	$113,115	$88,477
Accounts payable	213,371	398,756
Accrued expenses	32,428	177,877
Other current liabilities	627,493	565,685

Total Current Liabilities	986,407	1,230,795

Total Liabilities	986,407	1,230,795

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 6,326,032 and 5,229,032 shares issued as of December 31, 2014 and June 30, 2014; 6,200,841 and 5,103,841 shares outstanding as of December 31, 2014 and June 30, 2014	13,385,477	11,662,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(2,801,379)	(3,270,260)
Accumulated other comprehensive income	50,471	24,618
Unearned stock-based compensation	(11,640)	(11,640)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,395,244	9,177,190

Non-Controlling Interest	(4,858,727)	(4,694,031)

Total Equity	6,536,517	4,483,159

Total Liabilities and Equity	$7,522,924	$5,713,954

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013

Net revenues	$5,698,505	$5,789,850	$3,092,580	$2,472,189

Cost of revenues	(3,084,014)	(4,128,571)	(1,674,861)	(1,740,768)
Gross profit	2,614,491	1,661,279	1,417,719	731,421

General and administrative expenses	(2,257,146)	(1,495,842)	(1,317,341)	(599,678)
Selling expenses	(66,721)	(128,525)	(10,382)	(77,437)
	(2,323,867)	(1,624,367)	(1,327,723)	(677,115)

Operating income	290,624	36,912	89,996	54,306

Financial (expense) income, net	(121,334)	39,722	(58,952)	15,855
Other income, net	20,488	30,372	20,488	30,372
	(100,846)	70,094	(38,464)	46,227

Net income before provision for income taxes	189,778	107,006	51,532	100,533

Income tax benefit (expense)	51,463	4,733	24,208	(17,767)

Net income	241,241	111,739	75,740	82,766

Net loss attributable to non-controlling interest	(227,640)	(662,778)	(60,682)	(416,356)

Net income attributable to Sino-Global Shipping America, Ltd.	$468,881	$774,517	$136,422	$499,122

Comprehensive income
Net income	$241,241	$111,739	$75,740	$82,766
Foreign currency translation gain (loss)	88,796	(40,394)	22,262	(14,757)
Comprehensive income	330,037	71,345	98,002	68,009
Less: Comprehensive loss attributable to non-controlling interest	(164,696)	(710,592)	(29,472)	(450,419)

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$494,733	$781,937	$127,474	$518,428

Earnings per share
-Basic and diluted	$0.08	$0.16	$0.02	$0.11

Weighted average number of common shares used in computation
-Basic and diluted	6,054,933	4,703,841	6,200,841	4,703,841

 SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2014	2013

Operating Activities

Net income	$241,241	$111,739
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	108,364	73,632
Amortization of stock-based compensation to consultants	193,156	-
Recovery of doubtful accounts	(17,013)	(54,037)
Deferred tax benefit	(57,300)	(13,700)
(Gain) loss on disposition of property and equipment	1,483	(612)
Changes in assets and liabilities
(Increase) decrease in advances to suppliers	(584,071)	226,908
(Increase) decrease in accounts receivable	(905,468)	371,494
Increase in other receivables	(399,514)	(149,373)
Increase in prepaid expenses	(195,831)	(9,246)
Decrease in employee loan receivables	-	5,338
Decrease in other long-term assets	8	1,339
Decrease (increase) in trade receivable from related parties	806,243	(96,445)
Increase (decrease) in advances from customers	24,638	(563,637)
Decrease in accounts payable	(185,385)	(203,964)
(Decrease) increase in accrued expenses	(145,449)	11,215
Increase (decrease) in other current liabilities	145,308	(53,186)

Net cash used in operating activities	(969,590)	(342,535)

Investing Activities
Acquisitions of property and equipment	(27,108)	(193,369)
Collection of short term loan included in due from related parties	1,119,241	-

Net cash provided by (used in) investing activities	1,092,133	(193,369)

Financing Activities
Proceeds from issuance of common stock, net	967,820	-

Net cash provided by financing activities	967,820	-

Effect of exchange rate fluctuations on cash and cash equivalents	38,853	(47,585)

Net increase (decrease) in cash and cash equivalents	1,129,216	(583,489)

Cash and cash equivalents at beginning of period	902,531	3,048,831

Cash and cash equivalents at end of period	$2,031,747	$2,465,342

Supplemental information:
Income taxes paid	$8,104	$4,855
Non-cash transactions of operating and financing activities:
Settlement of related accounts receivable and payable	$-	$2,283,641
Common stock issued for stock-based compensation to consultants	$672,000	$-
Common stock issued for LSM acquisition	$83,500	$-

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a shipping agency, logistics and ship management services company. The Company’s current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York. Substantially all of the Company’s business is generated from clients located in the People’s Republic of China (the “PRC”), and its operations are primarily conducted in the PRC and Hong Kong.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company used to provide its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC. As a result of the business reorganization, the Company does not provide shipping agency services through Sino-China as of December 31, 2014.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. The Company’s shipping and chartering services as well as its ship management services are operated by its HK subsidiary. The Company’s inland transportation management services are operated by its subsidiary in China. As part of Sino-Global’s strategy to expand its service platform, the Company acquired Longhe Ship Management (Hong Kong) Co., Limited (“LSM”), a ship management company that is based in Hong Kong in September 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity (“VIE”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 annual report in the Form 10-K filed on September 15, 2014.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets are as follows:

	December 31,	June 30,
	2014	2014
Total current assets	$96,387	$173,273
Total assets	299,640	419,048
Total current liabilities	237,938	312,521
Total liabilities	237,938	312,521

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

•	Revenues from ship management services are recognized when the related contractual services are rendered.

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

The exchange rates as of December 31, 2014 and June 30, 2014 and for the six months and three months ended December 31, 2014 and 2013 are as follows:

	December 31,	June 30,	Six months ended December 31,		Three months ended December 31,
	2014	2014	2014	2013	2014	2013
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.2067	6.2043	6.1565	6.1087	6.1484	6.0907
1AUD:USD	1.2223	1.0609	1.1262	1.0859	1.1705	1.0794
1HKD:USD	7.7540	7.7503	7.7534	7.7545	7.7557	7.7534
1CAD:USD	1.1591	1.0672	1.1126	1.0443	1.1362	1.0496

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of December 31, 2014 and June 30, 2014, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC, totaling $705,519 and $262,885 respectively.

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the six and three months ended December 31, 2014 and 2013.

(h) Risks and Uncertainties

The operations of the Company are primarily located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to its major customer, Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”).

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

In November 2014, FASB issued ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company does not expect the adoption of ASU 2014-17 to have material impact on the Company's consolidated financial statement.

On December 23, 2014, FASB issued Accounting Standards Update (ASU) No. 2014-18, “Accounting for Identifiable Intangible Assets in a Business Combination”. The ASU contains an accounting alternative for private companies that acquire identifiable intangible assets in a business combination. Under the accounting alternative, many customer-related intangible assets and all noncompete agreements would not be recognized separately and would be subsumed into goodwill. An entity that elects this alternative is also required to adopt the alternative accounting in FASB Accounting Standards Update No. 2014-02, Accounting for Goodwill. (However, an entity that elects to adopt the goodwill alternative does not need to adopt the guidance in ASU 2014-18.) ASU 2014-18 does not require an entity to provide any incremental disclosures beyond those required by ASC 805. Once elected, the accounting alternative would be applied to all future business combinations entered into in the first annual period beginning after December 15, 2015. Early adoption would be permitted. The Company does not expect the adoption of ASU 2014-18 to have material impact on the Company's consolidated financial statement.

On January 9, 2015, FASB published ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statement.

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

As of the date of this filing, the Company has not issued any of its shares of common stock to Mr. Wang for the period July 4, 2014 through December 31, 2014, as the Company has not completed the necessary calculations for such period to determine if it will be required to issue to Mr. Wang any such shares.

On September 8, 2014, the closing date, LSM’s total assets were $199,482, or 2.6% of the Company’s consolidated total assets; and its total liabilities were $26,655, or 2.6% of the Company’s consolidated total liabilities. The assets acquired consisted of cash of $23,289, accounts receivable of $47,409 and other receivables of $128,784, the liabilities consisted of accounts payable of $24,054, other payables of $2,022 and accrued expenses of $579.

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and LSM as if the acquisition had occurred as of the beginning of each period presented. The pro forma information assumes the acquisition of LSM occurred on July 1, 2013.

	As of and for the six months ended December 31, 2014				As of and for the six months ended December 31, 2013
	SINO Group	LSM	Elimination	Combined	SINO Group	LSM	Elimination	Combined
Revenue	$5,508,441	$285,053	$-	$5,793,494	$5,789,850	$-	$-	$5,789,850
Cost of revenues	$2,987,581	$144,627	$-	$3,132,208	$4,128,571	$-	$-	$4,128,571
Gross profit	$2,520,860	$140,426	$-	$2,661,286	$1,661,279	$-	$-	$1,661,279
Net income	$148,352	$137,011	$-	$285,363	$111,739	$-	$-	$111,739
Total assets	$7,427,744	$268,249	$(173,069)	$7,522,924	$4,514,338	$-	$-	$4,514,338
Total liabilities	$984,125	$2,282	$-	$986,407	$1,311,694	$-	$-	$1,311,694

	As of and for the three months ended December 31, 2014				As of and for the three months ended December 31, 2013
	SINO Group	LSM	Elimination	Combined	SINO Group	LSM	Elimination	Combined
Revenue	$2,950,072	$142,508	$-	$3,092,580	$2,472,189	$-	$-	$2,472,189
Cost of revenues	$1,602,573	$72,288	$-	$1,674,861	$1,740,768	$-	$-	$1,740,768
Gross profit	$1,347,499	$70,220	$-	$1,417,719	$731,421	$-	$-	$731,421
Net income	$6,014	$69,726	$-	$75,740	$82,766	$-	$-	$82,766
Total assets	$7,427,744	$268,249	$(173,069)	$7,522,924	$4,514,338	$-	$-	$4,514,338
Total liabilities	$984,125	$2,282	$-	$986,407	$1,311,694	$-	$-	$1,311,694

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

4. ADVANCES TO SUPPLIERS

The Company’s advance to suppliers is as follows:

	December 31,	June 30,
	2014	2014

Sainuo Investment Management Ltd	$563,907	$-
Others	28,646	8,482
Total	$592,553	$8,482

On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. ( “Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, has been engaged to assist the Company in the identification of suitable acquisition candidates and performance of required due diligence. Pursuant to the service agreement, Sainuo will be paid a success fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB 3.5 million to Sainuo in accordance with the service agreement. If Sainuo is unable to secure a viable acquisition candidate and close the acquisition before March 31, 2015, Sainuo must return the advance payment (less actual expenses incurred which amount is capped at RMB 100,000) to the Company.

5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	December 31,	June 30,
	2014	2014
Trade accounts receivable	$1,831,211	$925,743
Less: allowances for doubtful accounts	(426,845)	(443,858)
Accounts receivables, net	$1,404,366	$481,885

6. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

Other receivables represent mainly travel and business advances to employees, as well as guarantee deposit for ship owners. Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and other miscellaneous items.

7. PREPAID EXPENSES

Prepaid expenses are as follows:

	December 31,	June 30,
	2014	2014

Consultant fees (See note 9)	$946,844	$468,000
Legal fees	-	24,802
Insurance	105,292	-
Other	120,068	4,727
Total	1,172,204	497,529
Less current portion	666,114	216,729
Total noncurrent portion	$506,090	$280,800

8. PROPERTY AND EQUIPMENT, AT COST

Property and equipment are as follows:

	December 31,	June 30,
	2014	2014

Land and building	$216,867	$216,951
Motor vehicles	709,866	710,148
Computer equipment	132,337	133,145
Office equipment	76,047	50,790
Furniture and fixtures	99,989	100,021
System software	128,131	128,178
Leasehold improvement	68,670	68,697

Total	1,431,907	1,407,930

Less : Accumulated depreciation and amortization	1,169,980	1,113,208

Property and equipment, net	$261,927	$294,722

Depreciation and amortization expense for the six months ended December 31, 2014 and 2013 was $108,364 and $73,632, respectively. Depreciation and amortization expense for the three months ended December 31, 2014 and 2013 was $52,804 and $46,057 respectively.

9. EQUITY TRANSACTIONS

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

The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on August 29, 2014 at $1.68 per share. Their service agreements are for the period July 1, 2014 to December 31, 2016. The related consulting fees have been and will be ratably charged to expense over the term of the agreements.

On August 22, 2014, the Company issued 50,000 shares of the Company’s common stock to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM (see Note 3, Acquisition of Longhe Ship Management Company).

10. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31,	June 30,
	2014	2014

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(62,257)	(64,872)
Accumulated deficit	(5,170,865)	(5,006,843)
	(4,875,678)	(4,714,271)
Trans Pacific Logistics Shanghai Ltd.	16,951	20,240
Total	$(4,858,727)	$(4,694,031)

11. COMMITMENTS

The Company leases certain office premises under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending December 31,

2015	$156,915
2016	65,154
2017	66,859
2018	68,615
2019	47,213
$404,756

Rent expense for the six months ended December 31, 2014 and 2013 was $100,212 and $88,050, respectively. Rent expense for the three months ended December 31, 2014 and 2013 was $39,261 and $41,525, respectively.

12. INCOME TAXES

Income tax expense for the six months and three months ended December 31, 2014 and 2013 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
	%	%	%	%
US expected federal income tax benefit	35.0	35.0	35.0	35.0
US state, local tax net of federal benefit	10.9	10.9	10.9	10.8
US permanent difference	(0.2)	0.0	(0.3)	(1.3)
US temporary difference	(45.6)	(45.9)	(45.6)	(44.5)
Permanent difference related to other countries	31.4	4.4	51.3	(17.7)
Hong Kong statutory income tax rate	(16.5)	(16.5)	(16.5)	(16.5)
Hong Kong income tax benefit	12.1	16.5	12.2	16.5
Total tax benefit (expense)	27.1	4.4	47.0	(17.7)

The U.S. temporary difference consisted mainly of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax benefit (expense) for the six and three months ended December 31, 2014 and 2013 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013

Current
USA	$-	$(8,967)	$-	$(8,967)
Hong Kong	(5,837)	-	(4,192)	-
China	-	-	-	-
	(5,837)	(8,967)	(4,192)	(8,967)
Deferred
USA	57,300	13,700	28,400	(8,800)
China	-	-	-	-
	57,300	13,700	28,400	(8,800)
Total	$51,463	$4,733	$24,208	$(17,767)

Deferred tax assets are comprised of the following:

	December 31,	June 30,
	2014	2014

Allowance for doubtful accounts	$220,000	$224,000
Stock-based compensation	406,000	411,000
Net operating loss	1,586,000	1,004,000
Total deferred tax assets	2,212,000	1,639,000
Valuation allowance	(1,990,800)	(1,475,100)
Deferred tax assets, net - long-term	$221,200	$163,900

Operations in the US have incurred a cumulative net operating loss of $4,924,549 as of December 31, 2014, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating losses amounting to $220,000, $406,000 and $1,586,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as a valuation allowance as of December 31, 2014 based on management’s estimate.

13. CONCENTRATIONS

Major Customers

For the six months ended December 31, 2014, three customers accounted for 21%, 19% and 13% of the Company’s revenues. For the six months ended December 31, 2013, two customers accounted for 40% and 16% of the Company’s revenues.

Major Suppliers

For the six months ended December 31, 2014, three suppliers accounted for 60%, 16% and 12% of the total cost of revenues. For the six months ended December 31, 2013, two suppliers accounted for 31% and 18% of the total cost of revenues.

14. SEGMENT REPORTING

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

The following tables present summary information by segment for the six and three months ended December 31, 2014 and 2013, respectively:

	For the six months ended December 31, 2014
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$3,459,790	$-	$2,238,715	$5,698,505
Cost of revenues	$2,776,790	$-	$307,224	$3,084,014
Gross profit	$683,000	$-	$1,931,491	$2,614,491
Depreciation and amortization	$102,692	$-	$5,672	$108,364
Total capital expenditures	$27,108	$-	$-	$27,108
Total assets	$3,510,977	$-	$4,011,947	$7,522,924

	For the six months ended December 31, 2013
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$3,402,564	$1,937,196	$450,090	$5,789,850
Cost of revenues	$2,773,460	$1,291,048	$64,063	$4,128,571
Gross profit	$629,104	$646,148	$386,027	$1,661,279
Depreciation and amortization	$54,673	$466	$18,493	$73,632
Total capital expenditures	$191,529	$-	$1,840	$193,369
Total assets	$3,218,494	$484,741	$811,103	$4,514,338

	For the three months ended December 31, 2014
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,800,499	$-	$1,292,081	$3,092,580
Cost of revenues	$1,493,285	$-	$181,576	$1,674,861
Gross profit	$307,214	$-	$1,110,505	$1,417,719
Depreciation and amortization	$49,948	$-	$2,856	$52,804
Total capital expenditures	$11,769	$-	$-	$11,769
Total assets	$3,510,977	$-	$4,011,947	$7,522,924

	For the three months ended December 31, 2013
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,971,903	$50,196	$450,090	$2,472,189
Cost of revenues	$1,660,657	$16,048	$64,063	$1,740,768
Gross profit	$311,246	$34,148	$386,027	$731,421
Depreciation and amortization	$36,577	$233	$9,246	$46,057
Total capital expenditures	$189,970	$-	$-	$189,970
Total assets	$3,624,045	$484,741	$405,552	$4,514,338

15. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhong Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan Investment Group whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group on an as-needed basis. As at June 30, 2014, the net amount due from the Zhiyuan Investment Group was $2,920,950. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. During the six months ended December 31, 2014, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at December 31, 2014 was $995,587.

As at December 31, 2014 and June 30, 2014, the Company is owed $252,694 and $252,815, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G used to act as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount is expected to be repaid in full during fiscal year 2015.

16. SUBSEQUENT EVENTS

On January 26, 2015, the Company filed a Form 8-K to disclose the entry into a Memorandum of Understanding (the “MOU”), by and between the Company and Rong Yao International Shipping Limited (the “Vessel Seller”), a Hong Kong corporation, pursuant to which the Company agreed to acquire a small oil/chemical tanker (the “Vessel”) from the Vessel Seller. The closing of the proposed Vessel acquisition will be subject to a number of closing conditions including, but not limited to, the parties negotiating and entering into definitive purchase agreements, the Company obtaining, on terms and conditions satisfactory to the Company, the financing necessary to pay all or the required cash portion of the purchase price for the Vessel (which may include proceeds received from the Company from the sale of its securities and/or loans from third parties), approval of the Board of Directors of the Company, satisfactory completion by the Company of its due diligence related to the Vessel and obtaining all necessary consents, approvals and permits for the Company to acquire and operate the Vessel. The MOU is not considered a material definitive agreement.

