Form 10-Q
period 2015-03-31
Sino-Global Shipping America, Ltd.
filed 2015-05-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 7,400,841 issued and outstanding shares of common stock and no shares of preferred stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	Our ability to timely and properly deliver shipping agency, ship management, shipping and chartering and inland transportation management services;

•	Assuming we acquire the Vessel, our ability to integrate the Vessel into our operations in a seamless manner without causing disruption to our current businesses as well as, among other items, our ability to successfully generate revenues and cash flows from the Vessel;

•	Our dependence on a limited number of major customers and related parties;

•	Political and economic factors in the Peoples’ Republic of China (“PRC”);

•	Our ability to expand and grow our lines of business;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

•	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

•	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s shipping agency services, operations and financial performance;

•	The acceptance in the marketplace of our new lines of services;

•	Foreign currency exchange rate fluctuations;

•	Hurricanes or other natural disasters;

•	The impact of quotas, tariffs or safeguards on our customer products that we service; and

•	Our ability to attract, retain and motivate skilled personnel.

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

Overview

Founded in the United States (“US”) in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC” or “China”), Hong Kong (“HK”), Australia, Canada and New York. Substantially all of our business is generated from clients located in China. Our subsidiaries in Hong Kong and Australia operate our shipping agency business. Our HK subsidiary operates our shipping and chartering services and ship management services. Our subsidiary in China operates our inland transportation management services.

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, we used to provide shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Through Sino-China, we have the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, we completed a number of cost reduction initiatives and reorganized our shipping agency business in the PRC to improve our operating margin. In light of our decision not to pursue the local shipping agency business and as a result of the business reorganization efforts, we no longer provide shipping agency services through our VIE structure and have not undertaken any business through or with Sino-China since approximately June 30, 2014.

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, we were in the business of solely providing shipping agency services. With the support of our largest shareholder, Mr. Zhong Zhang and the company he controls, Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”), we expanded our service platform during fiscal year 2014 to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the acquisition of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”), a ship management company that is based in Hong Kong, we added ship management services to our service platform in September 2014.

The following table presents summary information by segment for the nine and three months ended March 31, 2015 and 2014:

	For the nine months ended March 31, 2015				For the nine months ended March 31, 2014
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$4,690,972	$-	$3,534,295	$8,225,267	$4,628,578	$1,937,196	$1,316,600	$7,882,374
Cost of revenues	$3,756,926	$-	$547,665	$4,304,591	$3,598,641	$1,291,048	$187,396	$5,077,085
Gross profit	$934,046	$-	$2,986,630	$3,920,676	$1,029,937	$646,148	$1,129,204	$2,805,289
Gross margin	19.9%		84.5%	47.7%	22.3%	33.4%	85.8%	35.6%

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Consolidated
Revenues	$1,231,182	$-	$1,295,580	$2,526,762	$1,226,015	$-	$866,510	$2,092,525
Cost of revenues	$980,136	$-	$240,441	$1,220,577	$825,181	$-	$123,333	$948,514
Gross profit	$251,046	$-	$1,055,139	$1,306,185	$400,834	$-	$743,177	$1,144,011
Gross margin	20.4%		81.4%	51.7%	32.7%		85.8%	54.7%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

We provide two types of shipping agency services: loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on our customers’ behalf. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

♦	the number of ships to which we provide port loading/discharging services;
♦	the size and types of ships we serve;
♦	the type of services we provide;
♦	the rate of service fees we charge;
♦	the number of ports at which we provide services; and
♦	the number of customers we serve.

For the nine months ended March 31, 2015 and 2014, our shipping agency revenues were $4,500,897 and $4,628,578, respectively. The decline in revenues was due mainly to the decrease in the total number of ships we served - from 238 for the nine months ended March 31, 2014 to 117 for the same period in 2015. For the three months ended March 31, 2015 and 2014, our shipping agency revenues were $1,231,182 and $1,226,015, respectively. Our quarterly revenues were also negatively impacted by the decrease in the total number of ships we served - from 78 for the three months ended March 31, 2014 to 20 for the same period in 2015. Decreases in the number of ships served were driven by intense competition in the industry, with established and new competitors offering rates that in many cases are much lower than we can offer.

	For the nine months ended March 31,				For the three months ended March 31,
	2015	2014	Change	%	2015	2014	Change	%
Number of ships served
Loading/discharging	49	46	3	6.5	19	6	13	216.7
Protective	68	192	(124)	(64.6)	1	72	(71)	(98.6)
Total	117	238	(121)	(50.8)	20	78	(58)	(74.4)

•	Ship Management Services

On September 8, 2014, we acquired LSM, a ship management services company based in Hong Kong from Mr. Deming Wang. From September to December 2014, LSM managed seven vessels and outsourced the actual ship management duties (which include among other things, crew, technical and insurance arrangements) to Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. Based on industry publications and information received from third parties, we grew concerned about the financial viability of vessel owners who were our customers and determined to suspend service to such customers since early January 2015. Because we acted swiftly to suspend such services, we avoided any payment and collection issues with these customers. While we do not currently serve any other customers in this business segment, we are in discussions with a number of potential customers to provide such services. The ship management services generated revenues of $190,075 for the nine months ended March 31, 2015 (from the closing date to March 31, 2015) and none for the three months ended March 31, 2015.

(2) Revenues from Shipping and Chartering Services

During September 2013, we executed shipping and chartering service agreement with the Zhiyuan Investment Group whereby we were engaged to assist in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. The service agreement with the Zhiyuan Investment Group resulted in revenues of $1,937,196 and gross profit of $646,148 for the nine months ended March 31, 2014, and no revenue and cost were occurred for the three months ended March 31, 2014. We did not provide any shipping and chartering service to the Zhiyuan Investment Group or other customer in the nine and three months ended March 31, 2015.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014. As a result, for the nine months ended March 31, 2015 and 2014, the inland transportation management services generated revenues of $3,534,295 and $1,316,600, and gross profit of $2,986,630 and $1,129,204, respectively. For the three months ended March 31, 2015 and 2014, the inland transportation management services generated revenues of $1,295,580 and $866,510, and gross profit of $1,055,139 and $743,177, respectively.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses (“G&A expenses”), and selling expenses. As a result of a change in our service mix year over year toward lower cost services, we were able to reduce our total operating costs and expenses by $76,916 for the nine months ended March 31, 2015 as compared to the same period of 2014. For the three months ended March 31, 2015 as compared to the same period of 2014, our total operating costs and expenses increased $268,141 due mainly to higher G&A expenses attributable to legal, accounting and other professional fees incurred in connection with our securities registration activities as well as higher business development expenses.

The following tables set forth the components of our costs and expenses for the periods indicated.

	For the nine months ended March 31,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	8,225,267	100.0%	7,882,374	100.0%	342,893	4.4%
Cost of revenues	4,304,591	52.3%	5,077,085	64.4%	(772,494)	-15.2%
Gross margin	47.7%		35.6%		12.1%

General and administrative expenses	3,326,769	40.4%	2,492,197	31.6%	834,572	33.5%
Selling expenses	66,877	0.8%	205,871	2.6%	(138,994)	-67.5%
Total Costs and Expenses	7,698,237	93.7%	7,775,153	98.6%	(76,916)	-1.0%

	For the three months ended March 31,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	2,526,762	100.0%	2,092,525	100.0%	434,237	20.8%
Cost of revenues	1,220,577	48.3%	948,514	45.3%	272,063	28.7%
Gross margin	51.7%		54.7%		-3.0%

General and administrative expenses	1,069,623	42.3%	996,355	47.6%	73,268	7.4%
Selling expenses	156	0.0%	77,346	3.7%	(77,190)	-99.8%
Total Costs and Expenses	2,290,356	90.7%	2,022,215	96.6%	268,141	13.3%

•	Costs of Revenues

Our cost of revenues as a percentage of our revenues decreased from 64.4% to 52.3% for the nine months ended March 31, 2015 and 2014, respectively. The decrease was due mainly to the increase in revenues from our high-gross margin inland transportation management services. Our inland transportation management services revenues as a percentage of total revenues increased from approximately 17% for the nine months ended March 31, 2014 to 43% for the nine months ended March 31, 2015. Our cost of revenues as a percentage of our revenues increased slightly from 45.3% for the three months ended March 31, 2014 to 48.3% for the three months ended March 31, 2015, due mainly to higher operating costs associated with our shipping agency services.

•	General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, business development, office rental, meeting fees, legal, accounting and other professional service fees. The increase in our general and administrative expenses for the nine and three months ended March 31, 2015 as compared to the same period of 2014 was due mainly to the higher legal, accounting and other professional service fees incurred in connection with our securities registration activities and higher business development expenses.

•	Selling Expenses

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services. Our selling expenses decreased for the nine and three months ended March 31, 2015 as compared to the same period of 2014 was due mainly to a decline in shipping agency revenues and a decline in the total number of ships we served as discussed above.

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

There have been no other material changes during the nine and three months ended March 31, 2015 in our significant accounting policies to those previously disclosed in the Company’s June 30, 2014 annual report.

2015 Trends

In light of the overall business environment in China, we expect difficult macroeconomic conditions in fiscal year 2014 to continue in fiscal year 2015; and we believe competition and rising labor costs in the PRC will continue to erode our operating margin. Our shipping agency business has been negatively impacted by the slowdown in the Chinese economy and intense competition; and we expect this trend to continue in 2015. To mitigate against further revenue decline and earnings erosion, we will continue to diversify our revenue streams and leverage our business relationship with the Zhiyuan Investment Group to broaden our experience and expertise in the logistics services industry. In addition, we have expanded our business development initiatives to diversify our revenue streams, including but not limited to the identification of suitable acquisition candidates. In April 2015, we entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited (the “Vessel Seller”), a Hong Kong corporation, regarding an acquisition of a small oil/chemical tanker (the “Vessel”) from the Vessel Seller. The closing of the Vessel acquisition will be subject to a number of conditions. We believe this acquisition marks the next step of our turnaround story as we expand our business from being a service provider to an asset owner with an integrated, scalable service platform and believe it will strengthen our operating cash flows and enhance our ability to deliver sustainable earning growth.

Results of Operations

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues. Our total revenues increased by $342,893 or 4.4% from $7,882,374 for the nine months ended March 31, 2014 to $8,225,267 for the comparable period in 2015. The increase was due mainly to higher revenues generated from inland transportation management services during the nine months ended March 31, 2015.

•	Revenues from our inland transportation management services increased by $2,217,695 from $1,316,600 for the nine months ended March 31, 2014 to $3,534,295 for the same period in 2015. The increase was due mainly to the delivery of inland transportation management services to a new customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014.
•	For the nine months ended March 31, 2015, we recognized revenues of $4,500,897 from our shipping agency services, as compared to $4,628,578 for the nine months ended March 31, 2014.
•	Revenues from the newly acquired ship management services were $190,095 from the closing date to March 31, 2015.
•	We did not provide any shipping and chartering services during the nine months ended March 31, 2015. For the same period in 2014, we reported revenues of $1,937,196 for providing such services to the Zhiyuan Investment Group.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $76,916 or 1.0% from $7,775,153 for the nine months ended March 31, 2014 to $7,698,237 for the same period in 2015. This decrease was due primarily to a decrease in our overall cost of revenues and selling expenses, partially offset by higher general and administrative expenses.

•	Our cost of revenues decreased by $772,494 or15.2% from $5,077,085 for the nine months ended March 31, 2014 to $4,304,591 for the nine months ended March 31, 2015. The decrease was due mainly to a more favorable service mix in the 2015 period. For the nine months ended March 31, 2015, our revenues came mainly from shipping agency services and inland transportation management services. However, for the same period in 2014, our revenues came mainly from shipping agency services and shipping and chartering services. The decline in our overall cost of revenues was due mainly to the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.
•	Our general and administrative expenses increased by $834,572 or 33.5% from $2,492,197 for the nine months ended March 31, 2014 to $3,326,769 for the nine months ended March 31, 2015. This increase was due mainly to higher business development expenses of $227,863, office expense of $318,938, legal fees of $304,604 and recognition of stock-based compensation for common stock issued to consultants of $314,622.
•	Our selling expenses decreased by $138,994 or 67.5% from $205,871 for the nine months ended March 31, 2014 to $66,877 for the nine months ended March 31, 2015. The decrease was attributed to the decline in the total number of ships we served as discussed above. As revenue from the shipping agency services segment decline, our sales commission expenses decreased accordingly.

Operating Income. We had operating income of $527,030 for the nine months ended March 31, 2015, compared to $107,221 for the comparable period ended March 31, 2014. The increase was due mainly to an increase in revenue from the inland transportation management services and the reduced costs of revenue and selling expenses.

Financial Expense, Net. Our net financial expense was $59,892 for the nine months ended March 31, 2015, compared to financial expense of $52,174 for the nine months ended March 31, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax benefit was $85,530 for the nine months ended March 31, 2015, compared to $5,919 for the nine months ended March 31, 2014. As we had a tax expense of $5,770 and deferred tax benefit of $91,300, the income tax benefit for the nine months ended March 31, 2015 was $85,530.

Net income. As a result of the foregoing, we had net income of $573,154 for the nine months ended March 31, 2015, compared to net income of $198,137 for the nine months ended March 31, 2014. After deduction of non-controlling interest, net income attributable to Sino-Global was $819,864 for the nine months ended March 31, 2015, compared to net income of $1,100,636 for the nine months ended March 31, 2014. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $888,671 for the nine months ended March 31, 2015, compared to comprehensive income of $1,085,746 for the nine months ended March 31, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Our total revenues increased by $434,237 or 20.8% from $2,092,525 for the three months ended March 31, 2014 to $2,526,762 for the comparable period in 2015. The increase was due mainly to the increase in revenues from inland transportation management services during the three months ended March 31, 2015.

•	Revenues from our inland transportation management services increased by $429,070 from $866,510 for the three months ended March 31, 2014 to $1,295,580 for the same period in 2015. The increase was due mainly to the higher service needs from our customers.
•	We did not provide any shipping and chartering services during the three months ended March 31, 2015 and 2014.
•	For the three months ended March 31, 2015 and 2014, we recognized revenues of $1,231,182 and $1,226,015 from our shipping agency services, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses increased by $268,141 or 13.3% from $2,022,215 for the three months ended March 31, 2014 to $2,290,356 for the same period in 2015. This increase was due primarily to an increase in our cost of revenues and general and administrative expense, partially offset by lower selling expenses.

•	Our cost of revenues increased by $272,063 or 28.7% from $948,514 for the three months ended March 31, 2014 to $1,220,577 for the three months ended March 31, 2015. The increase was due mainly to higher revenues from inland transportation management services which led to more costs to be allocated. Our revenues from inland transportation management services increased by $429,045, or 49.51%, from $866,510 for the three months ended March 31, 2014 to $1,295,580 for the three months ended March 31, 2015.
•	Our general and administrative expenses increased by $73,268 or 7.4% from $996,355 for the three months ended March 31, 2014 to $1,069,623 for the three months ended March 31, 2015. This increase was due mainly to higher office expenses of $211,611, legal fees of $187,178 and recognition of stock-based compensation for common stock issued to consultants of $120,067.
•	Our selling expenses decreased by $77,190 or 99.8% from $77,346 for the three months ended March 31, 2014 to $156 for the three months ended March 31, 2015, mainly due to a decline in the number of ships we served. Selling expenses for the 2015 period were significantly lower than in 2014 because such expenses are commission driven, with a threshold of sales required to result in any commission payment beyond salaries. In 2015, sales were below this threshold.

Operating Income. We had operating income of $236,406 for the three months ended March 31, 2015, compared to $70,310 for the comparable period ended March 31, 2014. The increase was due mainly to an increase in revenue from inland transportation management services.

Financial Expense, Net. Our net financial income was $61,442 for the three months ended March 31, 2015, compared to financial expense of $91,896 for the three months ended March 31, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax benefit was $34,067 for the three months ended March 31, 2015, compared to a tax benefit of $1,186 for three months ended March 31, 2014. As we had a tax expense of nil and deferred tax benefit of $34,067, the income tax benefit for the three months ended March 31, 2015 was $34,067.

Net income. As a result of the foregoing, we had net income of $331,913 for the three months ended March 31, 2015, compared to net income of $86,399 for the three months ended March 31, 2014. After deduction of non-controlling interest, net income attributable to Sino-Global was $350,983 for the three months ended March 31, 2015, compared to net income of $326,121 for the three months ended March 31, 2014. With other comprehensive loss foreign currency translation, comprehensive income attributable to Sino-Global was $651,751 for the three months ended March 31, 2015, compared to comprehensive income of $303,809 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through collection of trade receivables, repayment of short-term loan from a related party and proceeds from issuing common stock. As of March 31, 2015, we had $1,107,197 in cash and cash equivalents. 81.23% of our cash in banks is located in New York, Canada, Australia and Hong Kong and 18.77% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2015	2014
Net cash used in operating activities	$(1,870,004)	$(627,753)
Net cash provided by (used in) investing activities	$1,030,342	$(203,702)
Net cash provided by financing activities	$967,820	$-
Net increase (decrease) in cash and cash equivalents	$204,666	$(758,196)
Cash and cash equivalents at the beginning of the period	$902,531	$3,048,831
Cash and cash equivalents at the end of the period	$1,107,197	$2,290,635

The following table sets forth a summary of our working capital:

	March 31, 2015	June 30, 2014	Diff.	%
Total Current Assets	$7,157,057	$4,957,798	$2,199,259	44.4%
Total Current Liabilities	$1,194,378	$1,230,795	$(36,417)	-3.0%
Working Capital	$5,962,679	$3,727,003	$2,235,676	60.0%
Current Ratio	5.99	4.03	1.96	48.8%

Operating Activities

Net cash used in operating activities was $1,870,004 for the nine months ended March 31, 2015, as compared to net cash used in operating activities of $627,753 for the comparable period in 2014. The increase in our operating cash outflows was mainly attributable to an increase in accounts receivable of $1,529,255, an increase in advances to suppliers of $678,086, an increase in other receivables of $522,823 and a decrease in account payable of $175,195, partially offset by an increase in advances from customers of $136,460.

Investing Activities

Net cash provided by investing activities was $1,030,342 for the nine months ended March 31, 2015, as compared to net cash used in investing activities of $203,702 for the same period in 2014. The change was due mainly to the repayment of a short-term loan from our related party, the Zhiyuan Investment Group of $1,114,428.

Financing Activities

Net cash provided by financing activities was $967,820 for the nine months ended March 31, 2015, due to the net proceeds from the issuance of our common stock of 647,000 shares in July 2014.

Working Capital

Total working capital amounted to $5,962,679 as at March 31, 2015 compared to $3,727,003 as at June 30, 2014. Total current assets increased by $2,199,259 or 44.4% from $4,957,798 as at June 30, 2014 to $7,157,057 as at March 31, 2015. Increase in total current assets is due mainly to an increase in cash and cash equivalents of $204,666, increase in accounts receivable of $1,546,264, increase in advance to suppliers of $678,086, increase in other receivable of $522,823 and increase in prepaid expense-current of $406,098, offset by a decrease in due from related parties of $1,158,678.

Total current liabilities amounted to $1,194,378 as at March 31, 2015, in comparison to $1,230,795 as at June 30, 2014. Total current liabilities decreased by $36,417 or 3.0% primarily because of a decrease in accounts payable of $175,195 and a decrease in accrued expenses of $145,641, offset by an increase in other current liabilities of $147,959 and advances from customers of $136,460.

As a result of the overall increase in our current assets, the current ratio increased from 4.03 at June 30, 2014 to 5.99 at March 31, 2015.

We believe that current cash and cash equivalents, and the anticipated cash flow from our operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In particular, we expect that we would be unable to purchase the Vessel from the Vessel Seller as described herein unless we are able to pursue additional sources of financing for the difference between the value of the Vessel and the amount of capital we have available to us. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders.

Contractual Obligations and Commercial Commitments

We have leased certain office premises under operating leases through August 31, 2019. Below is a summary of our contractual obligations and commitments as of March 31, 2015:

Amount

Twelve months ending March 31,

2016	$122,898
2017	65,576
2018	67,293
2019	69,062
Thereafter	30,265
$355,094

Company Structure

We conduct our operations primarily through our wholly-owned subsidiaries. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific, our subsidiary in China, is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

As of March 31, 2015, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing evaluation, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

This Item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not issue any unregistered securities during the three months ended March 31, 2015; however, subsequent to such period, we issued 1.2 million shares pursuant to an asset purchase agreement dated April 10, 2015. The terms of such issuance have been disclosed in a Form 8-K dated April 13, 2015 and described in more detail in the Registrant’s registration statement on Form S-1, as amended (No. 333-199160). We issued 1,200,000 shares of common stock on April 10, 2015. The securities were issued to the seller of a certain vessel, the Rong Zhou, and were valued at $1.85 per share for purposes of such issuance. The issuance was completed in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S, Rule 506 and/or Section 4(2) of the Securities Act.
(b)	None.
(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On January 26, 2015, the Company filed a Form 8-K to disclose the entry into a Memorandum of Understanding (the “MOU”), by and between the Company and Rong Yao International Shipping Limited (the “Vessel Seller”), a Hong Kong corporation, pursuant to which the Company agreed to acquire a small oil/chemical tanker (the “Vessel”) from the Vessel Seller. The Company filed another Form 8-K on April 13, 2015 to disclose that the Registrant and Vessel Seller had entered into an asset purchase agreement (the “Asset Purchase Agreement”) regarding such Vessel. The Company issued 1.2 million unregistered shares of common stock to the Vessel Seller on April 10, 2015 (the “First Installment”). The Company filed an amendment to its registration statement on Form S-1 (File No. 333-199160) on April 15, 2015 (as subsequently amended on April 29, 2015) to register the resale of shares issued to the Vessel Seller in connection with the First Installment.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(2)
4.1	Specimen Certificate for Common Stock(2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China.(2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang.(2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China.(2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.8	The Company’s 2008 Stock Incentive Plan.(2)
10.9	The Company’s 2014 Stock Incentive Plan.(3)
10.10	Asset Purchase Agreement dated April 10, 2015(4)
14.1	Code of Ethics of the Company.(5)
21.1	List of subsidiaries of the Company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
99.1	Press release dated January 26, 2015 titled “Sino-Global Enters into Memorandum of Understanding to Acquire a Small Oil/Chemical Tanker”.(8)
99.2	Press release dated April 13, 2015 titled “Sino-Global Signs Asset Purchase Agreement”.(9)
99.3	Press release dated May 13, 2015 titled “Sino-Global Announces Fiscal Year 2015 Third Quarter Financial Results.”(7)
EX-101.INS	XBRL Instance Document. (7)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (7)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (7)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (7)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (7)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (7)

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 27, 2014, File No. 001-34024.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 1, 2008 (as amended) and May 12, 2008, File Nos. 333-150858 and 333-148611, respectively.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on April 23, 2014, File No. 333-194211.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 3, 2014 (as amended), File No. 333-199160.
(5)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(7)	Filed herewith.
(8)	Incorporated by reference to the Company’s Form 8-K filed on January 26, 2015, File No. 001-34024.
(9)	Incorporated by reference to the Company’s Form 8-K filed on April 13, 2015, File No. 001-34024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 13, 2015	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

Index to Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$1,107,197	$902,531
Advances to suppliers	686,568	8,482
Accounts receivable, net	2,028,149	481,885
Other receivables, less allowance for doubtful accounts of $241,572 and $250,100 as of March 31, 2015 and June 30, 2014, respectively	697,229	174,406
Prepaid expenses	622,827	216,729
Due from related parties	2,015,087	3,173,765

Total Current Assets	7,157,057	4,957,798

Property and equipment, net	288,069	294,722
Prepaid expenses - noncurrent	384,669	280,800
Other long-term assets	16,736	16,734
Deferred tax assets	255,200	163,900

Total Assets	$8,101,731	$5,713,954

Liabilities and Equity
Current liabilities
Advances from customers	$224,937	$88,477
Accounts payable	223,561	398,756
Accrued expenses	32,236	177,877
Other current liabilities	713,644	565,685

Total Current Liabilities	1,194,378	1,230,795

Total Liabilities	1,194,378	1,230,795

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 6,326,032 and 5,229,032 shares issued as of March 31, 2015 and June 30, 2014; 6,200,841 and 5,103,841 shares outstanding as of March 31, 2015 and June 30, 2014	13,385,477	11,662,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(2,450,396)	(3,270,260)
Accumulated other comprehensive income	93,424	24,618
Unearned stock-based compensation	(11,640)	(11,640)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,789,180	9,177,190

Non-Controlling Interest	(4,881,827)	(4,694,031)

Total Equity	6,907,353	4,483,159

Total Liabilities and Equity	$8,101,731	$5,713,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014

Net revenues	$8,225,267	$7,882,374	$2,526,762	$2,092,525

Cost of revenues	(4,304,591)	(5,077,085)	(1,220,577)	(948,514)
Gross profit	3,920,676	2,805,289	1,306,185	1,144,011

General and administrative expenses	(3,326,769)	(2,492,197)	(1,069,623)	(996,355)
Selling expenses	(66,877)	(205,871)	(156)	(77,346)
	(3,393,646)	(2,698,068)	(1,069,779)	(1,073,701)

Operating income	527,030	107,221	236,406	70,310

Financial (expense) income, net	(59,892)	(52,174)	61,442	(91,896)
Other income, net	20,486	137,171	(2)	106,799

Net income before provision for income taxes	487,624	192,218	297,846	85,213

Income tax benefit	85,530	5,919	34,067	1,186

Net income	573,154	198,137	331,913	86,399

Net loss attributable to non-controlling interest	(246,710)	(902,499)	(19,070)	(239,722)

Net income attributable to Sino-Global Shipping America, Ltd.	$819,864	$1,100,636	$350,983	$326,121

Comprehensive income
Net income	$573,154	$198,137	$331,913	$86,399
Foreign currency translation gain	127,721	19,751	132,042	60,145
Comprehensive income	700,875	217,888	463,955	146,544
Less: Comprehensive loss attributable to non-controlling interest	(187,796)	(867,858)	(187,796)	(157,265)

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$888,671	$1,085,746	$651,751	$303,809

Earnings per share
-Basic and diluted	$0.13	$0.23	$0.05	$0.07

Weighted average number of common shares used in computation
-Basic and diluted	6,102,859	4,703,841	6,200,841	4,703,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2015	2014

Operating Activities

Net income	$573,154	$198,137
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	140,464	103,041
Amortization of stock-based compensation to consultants	314,622	-
Recovery of doubtful accounts	(17,009)	(263,247)
Deferred tax benefit	(91,300)	(40,700)
(Gain) loss on disposition of property and equipment	1,485	(28,666)
Changes in assets and liabilities
(Increase) decrease in advances to suppliers	(678,086)	172,214
(Increase) decrease in accounts receivable	(1,529,255)	472,664
Increase in other receivables	(522,823)	(62,039)
(Increase) decrease in prepaid expenses	(152,589)	26,288
Decrease in other current assets	-	5,951
Decrease in other long-term assets	-	1,568
Decrease (increase) in due from related parties	44,250	(566,957)
Increase (decrease) in advances from customers	136,460	(537,646)
Decrease in accounts payable	(175,195)	(279,246)
Decrease in accrued expenses	(145,641)	(19,838)
Increase in other current liabilities	231,459	190,723

Net cash used in operating activities	(1,870,004)	(627,753)

Investing Activities
Acquisitions of property and equipment	(84,086)	(203,702)
Collection of short-term loan from related party	1,114,428	-

Net cash provided by (used in) investing activities	1,030,342	(203,702)

Financing Activities
Proceeds from issuance of common stock, net	967,820	-

Net cash provided by financing activities	967,820	-

Effect of exchange rate fluctuations on cash and cash equivalents	76,508	73,259

Net increase (decrease) in cash and cash equivalents	204,666	(758,196)

Cash and cash equivalents at beginning of period	902,531	3,048,831

Cash and cash equivalents at end of period	$1,107,197	$2,290,635

Supplemental information:
Income taxes paid	$8,104	$16,961
Non-cash transactions of operating and financing activities:
Settlement of related accounts receivable and payable	$-	$2,589,739
Common stock issued for stock-based compensation to consultants	$672,000	$-
Common stock issued for LSM acquisition	$83,500	$-

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

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company used to provide its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts, since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of March 31, 2015.

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

(b) Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant intercompany transactions and balances are eliminated in consolidation. Sino-China is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary. The Company through Trans Pacific Beijing entered into agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. In accordance with these agreements, Sino-China shall pay consulting and marketing fees equal to 85% and 5%, respectively, of its net income to the Company’s wholly owned foreign subsidiary, Trans Pacific Beijing, and Trans Pacific Beijing supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of the Company.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets are as follows:

	March 31,	June 30,
	2015	2014

Total current assets	$96,039	$173,273
Total assets	281,045	419,048
Total current liabilities	238,242	312,521
Total liabilities	238,242	312,521

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.
•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.
•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.
•	Revenues from ship management services are recognized when the related contractual services are rendered.

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

The exchange rates as of March 31, 2015 and June 30, 2014 and for the nine months and three months ended March 31, 2015 and 2014 are as follows:

	March 31,	June 30,	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.2005	6.2043	6.1831	6.1060	6.2364	6.1008
1AUD:USD	1.3115	1.0609	1.1748	1.0958	1.2721	1.1155
1HKD:USD	7.7536	7.7503	7.7542	7.7560	7.7558	7.7591
1CAD:USD	1.2678	1.0672	1.1554	1.0638	1.2409	1.1027

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of March 31, 2015 and June 30, 2014, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC, totaling $205,654 and $262,885 respectively.

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the nine and three months ended March 31, 2015 and 2014.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

3. ACQUISITION OF LONGHE SHIP MANAGEMENT COMPANY

On August 8, 2014, the Company entered into an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang to further broaden its service platform. Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the purchase price for LSM will be between 20,000 and 200,000 shares of common stock of the Company, depending on the net income of LSM from July 4, 2014 through December 31, 2014. The first payment due under the agreement was an escrow payment of 50,000 shares of common stock of the Company. On August 22, 2014, the Company issued such 50,000 shares to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM.

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

	As of and for the nine months ended March 31, 2015				As of and for the nine months ended March 31, 2014
	SINO Group	LSM	Elimination	Combined	SINO Group	LSM	Elimination	Combined
Revenue	$8,035,192	$285,024	$-	$8,320,216	$7,882,374	$-	$-	$7,882,374
Cost of revenues	$4,401,029	$144,612	$-	$4,545,641	$5,077,085	$-	$-	$5,077,085
Gross profit	$3,634,163	$140,412	$-	$3,774,575	$2,805,289	$-	$-	$2,805,289
Net income	$480,450	$136,807	$-	$617,257	$198,137	$-	$-	$198,137
Total assets	$8,006,930	$267,880	$(173,079)	$8,101,731	$4,518,347	$-	$-	$4,518,347
Total liabilities	$1,192,289	$2,089	$-	$1,194,378	$1,169,160	$-	$-	$1,169,160

	As of and for the three months ended March 31, 2015				As of and for the three months ended March 31, 2014
	SINO Group	LSM	Elimination	Combined	SINO Group	LSM	Elimination	Combined
Revenue	$2,526,762	$-	$-	$2,526,762	$2,092,525	$-	$-	$2,092,525
Cost of revenues	$1,220,577	$-	$-	$1,220,577	$948,514	$-	$-	$948,514
Gross profit	$1,306,185	$-	$-	$1,306,185	$1,144,011	$-	$-	$1,144,011
Net income	$331,976	$(63)	$-	$331,913	$86,399	$-	$-	$86,399
Total assets	$8,006,930	$267,880	$(173,079)	$8,101,731	$4,518,347	$-	$-	$4,518,347
Total liabilities	$1,192,289	$2,089	$-	$1,194,378	$1,169,160	$-	$-	$1,169,160

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

Due to concerns of the financial viability of the vessel owners and their ability to pay ship management fees to the Company, Sino-Global has stopped providing ship management services to these owners since early January 2015. While the Company does not currently serve any other customers in this business segment, it is in discussions with a number of potential customers to provide such services.

In April 2015, the Company and Mr. Wang executed a satisfaction agreement whereby Sino-Global shall release from escrow 20,000 shares of its restricted common stock as full payment for the Company’s acquisition of LSM to Mr. Wang. As of the filing of this report, these 20,000 shares have not been released from escrow pending clearance by the Company’s transfer agent, and the remaining 30,000 shares are to be cancelled.

4. ADVANCES TO SUPPLIERS

The Company’s advance to suppliers is as follows:

	March 31,	June 30,
	2015	2014

Sainuo Investment Management Ltd	$564,471	$-
Zhejiang Shengsi Baojie International Shipping Agency Ltd	106,318	-
Others	15,779	8,482
Total	$686,568	$8,482

On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. ( “Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates and performance of required due diligence. Pursuant to the service agreement, Sainuo will be paid a success fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB 3.5 million to Sainuo in accordance with the service agreement. If Sainuo is unable to secure a viable acquisition candidate and close the acquisition before March 31, 2015, Sainuo must return the advance payment (less actual expenses incurred which amount is capped at RMB 100,000) to the Company.

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller (see Note 16, Subsequent Events). In connection with the Vessel acquisition, Sainuo, the Vessel Seller and Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB 300,000 from the Company and remit RMB 3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price.

5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	March 31,	June 30,
	2015	2014
Trade accounts receivable	$2,454,998	$925,743
Less: allowances for doubtful accounts	(426,849)	(443,858)
Accounts receivables, net	$2,028,149	$481,885

6. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

Other receivables represent mainly travel and business advances to employees, as well as deposit for rent etc. Other current liabilities represent mainly advance payments received from customers for reimbursable port agent charges to be incurred and other miscellaneous items.

7. PREPAID EXPENSES

Prepaid expenses are as follows:

	March 31,	June 30,
	2015	2014

Consultant fees (See note 9)	$825,378	$468,000
Legal fees	-	24,802
Other	182,118	4,727
Total	1,007,496	497,529
Less current portion	622,827	216,729
Total noncurrent portion	$384,669	$280,800

8. PROPERTY AND EQUIPMENT, AT COST

Property and equipment are as follows:

	March 31,	June 30,
	2015	2014

Land and building	$217,084	$216,951
Motor vehicles	710,600	710,148
Computer equipment	146,153	133,145
Office equipment	63,257	50,790
Furniture and fixtures	156,063	100,021
System software	128,253	128,178
Leasehold improvement	68,739	68,697

Total	1,490,149	1,407,930

Less : Accumulated depreciation and amortization	1,202,080	1,113,208

Property and equipment, net	$288,069	$294,722

Depreciation and amortization expense for the nine months ended March 31, 2015 and 2014 was $140,464 and $103,041, respectively. Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $32,100 and $29,409, respectively.

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

On August 22, 2014, the Company issued 50,000 shares of the Company’s common stock to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM (see Note 3, Acquisition of Longhe Ship Management Company). Pursuant to the satisfaction agreement executed in April 2015, Sino-Global shall release from escrow to Mr. Wang 20,000 shares of its common stock as full payment for the Company’s acquisition of LSM. The remaining 30,000 shares that were previously issued but held in escrow will be cancelled.

In connection with the Asset Purchase Agreement that was executed on April 10, 2015 (see Note 16, Subsequent Events), the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller.

10. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	June 30,
	2015	2014

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(66,299)	(64,872)
Accumulated deficit	(5,186,725)	(5,006,843)
	(4,895,580)	(4,714,271)
Trans Pacific Logistics Shanghai Ltd.	13,753	20,240
Total	$(4,881,827)	$(4,694,031)

11. COMMITMENTS

The Company leases certain office premises under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending March 31,

2016	$122,898
2017	65,576
2018	67,293
2019	69,062
Thereafter	30,265
$355,094

Rent expense for the nine months ended March 31, 2015 and 2014 was $150,724 and $157,036, respectively. Rent expense for the three months ended March 31, 2015 and 2014 was $50,503 and $68,986, respectively.

12. INCOME TAXES

Income tax expense for the nine months and three months ended March 31, 2015 and 2014 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2015	2014	2015	2014
	%	%	%	%
U.S. expected federal income tax benefit	35.0	35.0	35.0	35.0
U.S state, local tax net of federal benefit	10.9	10.9	10.9	10.9
U.S. permanent difference	(0.2)	(0.8)	(0.2)	(1.2)
U.S. temporary difference	(45.7)	(45.1)	(45.7)	(44.7)
Permanent difference related to other countries	21.9	3.1	11.4	1.4
Hong Kong statutory income tax rate	(16.5)	(16.5)	(16.5)	(16.5)
Hong Kong income tax benefit	12.1	16.5	16.5	16.5
Total tax expense	17.5	3.1	11.4	1.4

The U.S. temporary difference consisted mainly of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax (provision) benefit for the nine and three months ended March 31, 2015 and 2014 are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2015	2014	2015	2014

Current
USA	$-	$(34,659)	$-	$(34,659)
Hong Kong	(5,770)	-	-	-
China	-	(122)	-	(122)
	(5,770)	(34,781)	-	(34,781)
Deferred
USA	91,300	40,700	34,067	35,967
China	-	-	-	-
	91,300	40,700	34,067	35,967
Total	$85,530	$5,919	$34,067	$1,186

Deferred tax assets are comprised of the following:

	March 31,	June 30,
	2015	2014

Allowance for doubtful accounts	$220,000	$224,000
Stock-based compensation	377,000	411,000
Net operating loss	1,955,000	1,004,000
Total deferred tax assets	2,552,000	1,639,000
Valuation allowance	(2,296,800)	(1,475,100)
Deferred tax assets, net - long-term	$255,200	$163,900

Operations in the US have incurred a cumulative net operating loss of $5,241,863 as of March 31, 2015, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2034. Deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating losses amounting to $220,000, $377,000 and $1,955,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as a valuation allowance as of March 31, 2015 based on management’s estimate.

13. CONCENTRATIONS

Major Customers

For the nine months ended March 31, 2015, three customers accounted for 22%, 21% and 14% of the Company’s revenues. For the nine months ended March 31, 2014, two customers accounted for 41% and 19% of the Company’s revenues.

Major Suppliers

For the nine months ended March 31, 2015, three suppliers accounted for 54%, 19% and 9% of the total cost of revenues. For the nine months ended March 31, 2014, two suppliers accounted for 31% and 25% of the total cost of revenues.

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

The following tables present summary information by segment for the nine and three months ended March 31, 2015 and 2014, respectively:

	For the nine months ended March 31, 2015
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$4,690,972	$-	$3,534,295	$8,225,267
Cost of revenues	$3,756,926	$-	$547,665	$4,304,591
Gross profit	$934,046	$-	$2,986,630	$3,920,676
Depreciation and amortization	$132,203	$-	$8,261	$140,464
Total capital expenditures	$84,086	$-	$-	$84,086
Total assets	$7,869,985	$-	$231,746	$8,101,731

	For the nine months ended March 31, 2014
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$4,628,578	$1,937,196	$1,316,600	$7,882,374
Cost of revenues	$3,598,641	$1,291,048	$187,396	$5,077,085
Gross profit	$1,029,937	$646,148	$1,129,204	$2,805,289
Depreciation and amortization	$74,525	$699	$27,817	$103,041
Total capital expenditures	$193,001	$-	$10,701	$203,702
Total assets	$3,099,046	$446,594	$972,707	$4,518,347

	For the three months ended March 31, 2015
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,231,182	$-	$1,295,580	$2,526,762
Cost of revenues	$980,136	$-	$240,441	$1,220,577
Gross profit	$251,046	$-	$1,055,139	$1,306,185
Depreciation and amortization	$29,511	$-	$2,589	$32,100
Total capital expenditures	$56,978	$-	$-	$56,978
Total assets	$7,869,985	$-	$231,746	$8,101,731

	For the three months ended March 31, 2014
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,226,015	$-	$866,510	$2,092,525
Cost of revenues	$825,181	$-	$123,333	$948,514
Gross profit	$400,834	$-	$743,177	$1,144,011
Depreciation and amortization	$19,852	$233	$9,324	$46,057
Total capital expenditures	$1,472	$-	$8,861	$10,333
Total assets	$3,099,046	$446,594	$972,707	$4,518,347

15. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhong Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan Investment Group whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group on an as-needed basis. As at June 30, 2014, the net amount due from the Zhiyuan Investment Group was $2,920,950. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. During the nine months ended March 31, 2015, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at March 31, 2015 was $1,762,380.

As at March 31, 2015 and June 30, 2014, the Company is owed $252,707 and $252,815, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G used to act as a funds transfer agent for the Company’s services in Tianjin, PRC. In accordance with a repayment agreement between the Company and Sino-G, the amount outstanding is expected to be repaid in full before June 30, 2015.

16. SUBSEQUENT EVENTS

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. Although the Company believes the acquisition of the Vessel will close on or about June 30, 2015, no assurances can be given when such closing will occur.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock will be issued to these three consultants. Their service agreements are for a period of 18 months, effective May 2015. The related consulting fees will be ratably charged to expense over the term of the agreements.

