Form 10-K
period 2015-06-30
Sino-Global Shipping America, Ltd.
filed 2015-09-18
CIK 1422892

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☒     No     ☐

The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share.  As of the date of this report, the Company has issued and outstanding 8,370,841 shares of common stock and no shares of preferred stock.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2014 was $4,851,865.58, based on the closing sales price of $1.58 per share, as reported on the NASDAQ Capital Market, multiplied by the number of outstanding shares held by non-affiliates on that date (3,070,801 shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts I, II and III of this Form 10-K: the Registration Statements on Form S-1 filed with the Commission on January 11, 2008, May 12, 2008 and October 3, 2014, as amended (file nos. 333-150858, 333-148611, and 333-199160, respectively) and the Registration Statement on Form S-3 filed with the Commission on March 17, 2014 (file no. 333-194211) (collectively, the “Registration Statements”), prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on May 21, 2008 (the “IPO Prospectus”), and prospectus supplement (to the prospectus dated March 17, 2014) filed pursuant to Rule 424 (b) (5) of the Securities Act on June 28, 2014 (the “Prospectus Supplement”).

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K:

•	“We,” “us,” “our,” and ”our Company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and all of its direct and indirect consolidated subsidiaries;
•	“Sino-Global” or “Sino” refers to Sino-Global Shipping America, Ltd;
•	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity,
•	“Trans Pacific” refers to and relates collectively to Trans Pacific Shipping Ltd., our wholly-owned subsidiary located in China, and Trans Pacific Logistics Shanghai Ltd., 90% of whose equity is owned by Trans Pacific Shipping Ltd.;
•	“Shares” refers to shares of our common stock, without par value per share;
•	“China” or “PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau;
•	“US” refers to United States of America;
•	“HK” refers to Hong Kong; and
•	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

Names of certain PRC companies provided in this Form 10-K are translated or transliterated from their original PRC legal names. Discrepancies, if any, in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	Our ability to timely and properly deliver shipping agency, shipping and chartering, inland transportation management and ship management services;
•	Our continued success and contract between us and (i) the Vessel Seller to use the Vessel for our TCA (whether we acquire the Vessel or not) (all terms as defined below); and (ii) the counterparty to the TCA;
•	Assuming we acquire the Vessel, our ability to integrate the Vessel into our operations in a seamless manner without causing disruption to our current businesses as well as, among other items, our ability to successfully generate revenues and cash flows from the Vessel,

•	Our dependence on a limited number of major customers and related parties;

•	Political and economic factors in China;

•	Our ability to expand and grow our lines of business;

•	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;

•	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect our services, operations and financial performance;

•	The acceptance in the marketplace of our new lines of services;

•	The foreign currency exchange rate fluctuations;

•	Hurricanes or other natural disasters;

•	Our ability to identify and successfully execute cost control initiatives;

•	The impact of quotas, tariffs or safeguards on our customer products that we service;

•	Our ability to attract, retain and motivate skilled personnel; or
•	Our expansion and growth into other areas of the shipping industry

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

Overview

Sino-Global Shipping America, Ltd., a Virginia corporation, is a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services.

Restructuring

Since our inception in 2001 and through our fiscal year ended June 30, 2013, our sole business was providing shipping agency services. While we were able to consistently generate net revenues from such business, we were not able to achieve profitability as our costs and expenses continued to be higher than our net revenues.

Commencing in the latter part of fiscal year 2013 and continuing the fiscal year 2014, we took various actions to restructure our business with the goal of achieving profitability. These actions included lowering our operating costs and expenses, reducing our dependency on our shipping agency business and hiring a new executive vice president and other consultants to assist us in implementing our business restructuring efforts.

Also, during the first and second quarters of fiscal year 2014, we expanded our service platform by adding two new services: shipping and chartering services and inland transportation management services. These two new services were added to service certain business needs of Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”). The Zhiyuan Investment Group is controlled by Mr. Zhong Zhang (“Mr. Zhang”), who in April 2013, as approved by our Board of Directors and shareholders, purchased from us 1,800,000 shares of our common stock for approximately $3 million, resulting in Mr. Zhang becoming our largest shareholder.

Our Strategy

Our strategy is to:

•	Develop and implement a business model that drives sustainable earnings and profitability;
•	Expand our service platform and grow our business in the US;
•	Diversify our current service lines organically and/or through acquisitions of possible synergistic and/or complementary business or assets including, but not limited to, the proposed acquisition of the Vessel described below;
•	Continue to streamline our operations and improve our operating efficiency through effective planning, budgeting and cost control;
•	Continue to reduce our dependency on our shipping agency services business;
•	Add additional clients to reduce our dependency on a few key customers; and
•	Continue to monetize our relationship with strategic partners.

In light of rising operating costs and expenses associated with doing business in China, consecutive years of operating losses reported by Sino-China, and concerns raised by the US regulators over the last few years about VIE structure, the Company decided to reorganize its shipping agency business in fiscal year 2013. As a result of the business reorganization efforts, Sino-Global successfully reduced its overhead, changed its service mix, stopped providing agency services to Shourong (as defined below), one of its largest customers, and shifted its shipping agency business operation from Sino-China to its wholly-owned subsidiaries in China and Hong Kong. As a result, since approximately June 2014, none of the Company’s revenues have been generated by Sino-China.

In June 2013, the Company executed a 5-year global logistic service agreement on with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). Zhiyuan’s largest shareholder, Mr. Zhang, owns the Zhiyuan Investment Group. Leveraging our business relationship with the Zhiyuan Investment Group, the Company has reduced its dependency on the shipping agency business, expanded its service platform and gained expertise in the delivery of shipping and chartering services (launched during the quarter ended September 30, 2013) as well as inland transportation management services (launched during the quarter ended December 31, 2013). These new services are part of the Company’s strategic initiatives to diversify its service offering and improve its operating profit. The Company’s shipping and chartering services are operated by its Hong Kong subsidiary while inland transportation management services are handled by its China subsidiary, Trans Pacific Beijing

In May 2014, the Company signed a strategic cooperation agreement with Qingdao Zhenghe Shipping Group Limited (“Zhenghe”), one of the largest shipping and transportation companies in China, to jointly explore mutually beneficial business development opportunities. In June 2014, Mr. Deming Wang (a major owner of Zhenghe) acquired 200,000 shares of the Company’s common stock. In August 2014, the Company executed an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Deming Wang, in a move to further broaden our service platform and gain expertise in the ship management business.

Vessel Acquisition

Pursuant to an Asset Purchase Agreement dated April 10, 2015 (the “Asset Purchase Agreement”), by and between Sino-Global and Rong Yao International Shipping Limited, a Hong Kong corporation (the “Vessel Seller”), the Company agreed to purchase from the Vessel Seller for US $10.5 million, an 8,818 gross tonnage oil/chemical transportation tanker named the “Rong Zhou” built in 2010 and registered in Hong Kong (the “Vessel”).

Pursuant to the Asset Purchase Agreement, the $10.5 million purchase price for the Vessel payable by the Company to the Vessel Seller will be paid as follows:

(i)	$2.22 million was paid on April 10, 2015 (the “First Installment”), the date Sino-Global entered into the Asset Purchase Agreement with the Vessel Seller, by the Company issuing to the Vessel Seller 1.2 million shares of its restricted common stock;

(ii)	$5.5 million will be paid by the Company to the Vessel Seller through cash, or, in its discretion, cash and/or shares of the Company’s restricted common stock valued at a price per share of $1.85 (approximately 2,162,000 shares) at closing of acquisition of the Vessel (the “Second Installment”), which closing is subject to a number of closing conditions which include, and must be satisfied by the Vessel Seller or the Company, as the case may be, or waived by the Company, that Sino-Global obtains, the necessary funds (whether through the sale of its securities, through loans, through its then available cash and/or cash equivalents or any combination thereof) to pay the cash portion of the Vessel purchase price necessary to complete the Vessel acquisition, Sino-Global takes physical delivery of the Vessel and obtain from the Vessel Seller clean and unencumbered title to the Vessel, Sino-Global completes its inspection of the Vessel and the Vessel is in compliance with classification standards, and Sino-Global obtains all of the permits, licenses and consents to the acquisition and operation of the Vessel; and

(iii)	the remaining $2.78 million balance of the purchase price (which is subject to adjustments as provided in the Asset Purchase Agreement for defects discovered during our inspection, trial run and for a period of 12 months following the closing of the Vessel acquisition) in cash, additional shares of our restricted common stock and/or a combination thereof, as agreed to by the parties (the “Final Installment”).

The Company may in its discretion and subject to agreement between Sino-Global and the Vessel Seller (in addition to the 1.2 million shares that it issued to the Vessel Seller in the First Installment) issue up to $4.0 million of additional shares of its restricted common stock valued at a price per share of $1.85 (approximately 2,162,000 shares) to the Vessel Seller as all or a portion of the Second Installment and the Third Installment. Because, pursuant to NASDAQ Rule 5635(a) and NASDAQ Rule 5635(b), the issuance of shares of the Company’s common stock to the Vessel Seller in the Second Installment and/or the Third Installment could have resulted in the Vessel Seller owning in excess of twenty (20%) percent on more of its issued and outstanding common stock, and a “Change of Control”, respectively, our shareholders approved on May 28, 2015 at our 2015 Annual Meeting of Shareholders the issuance to the Vessel Seller of up in the aggregate of 3,362,000 ($6.2 million) shares of the Company’s common stock as a portion of the Vessel purchase price (which 3,362,000 shares includes the 1.2 million shares issued to the Vessel Seller in the First Installment). In no event, however, shall the aggregate number of shares issue to the Vessel Seller exceed approximately 3,362,000 shares ($6.2 million of shares of common stock).

In the event the above mentioned and/or other conditions to closing have not been satisfied by the Vessel Seller or waived by Sino-Global, the Company may elect to (x) not close, in which event the Vessel Seller will be required to immediately pay to Sino-Global $2.22 million in cash (which in June 2015, the Company obtained a lien on and a security interest in the Vessel from the Vessel Seller to secure payment of such amount if the acquisition does not occur), or (y) close on the Vessel and reduce the purchase price of the Vessel in such amount as agreed to between Sino-Global and the Vessel Seller in order for the Company to repair any defects to the Vessel and have the Vessel conform to required industry standards, as the case may be. In no event, however, will the Vessel Seller be obligated to return to Sino-Global any of the 1.2 million shares the Company previously issued to it in the First Installment.

The above description of the Asset Purchase Agreement should be read in connection with and is expressly qualified by the Asset Purchase Agreement that is attached as Exhibit 10.10 to the Company’s registration statement (Registration No.: 333-199160) on Form S-1, which the SEC declared effective on May 12, 2015 (the “Vessel Seller Registration Statement”).

For a description of the Vessel, see the Company’s Current Reports on Form 8-K filed with the SEC on April 13, 2015, March 25, 2015 and January 26, 2015.

Time Charter Agreements

Pending the acquisition of the Vessel, in May 2015, our Board of Directors, approved the entry into chartering arrangements to facilitate the transition of the management and operation of the Vessel. The Vessel Seller time-chartered the Vessel to Sino-Global for a two-year period, and the Company has time-chartered the Vessel to a third-party charterer also for a two-year period (the “TCA”), both commencing on May 20, 2015. Under the terms of these chartering agreements, the third-party charterer will pay the Company $7,500 per day, and Sino-Global will, in turn, pay the Vessel Seller $3,500 per day. From May 2015 to the date of this filing, the TCA generated revenues and gross profit of approximately $675,000 and $360,000, respectively for the Company. The TCA is expected to generate revenues and net profit during the 2-year term of TCA of approximately $5 million and $1.8 million, respectively.

For a description of the TCA and related transactions, see the Company’s Current Reports on Form 8-K filed with the SEC on May 10, 2015, June 9, 2015 and June 30, 2015, which are incorporated by reference into this Form 10-K.

Our Management Team

We believe we have a strong and experienced management team including our Chief Executive Officer and Chairman, Mr. Lei Cao; our Acting Chief Financial Officer and Executive Vice President, Mr. Anthony S. Chan; and our Chief Operating Officer, Mr. Zhikang Huang, who, together as a team, have many years of experience and a significant network of business contacts in the shipping industry in China and substantial experience in SEC reporting and compliance, business reorganization, mergers and acquisitions, accounting, risk management and operating both public and private companies. In addition, in August 2014, we appointed Mr. Africa Li as our Chief Technical Officer. Mr. Li has over 30 years of experience in numerous aspects of the shipping industry including in operating a commercial vessel.

Business Segments

Sino-Global currently delivers the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, the Company was in the business of solely providing shipping agency services. In fiscal year 2014, by leveraging the support of Sino-Global’s largest shareholder, Mr. Zhang and the company he controls, the Zhiyuan Investment Group, the Company expanded its service platform to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the acquisition of LSM, Sino-Global added ship management services to its service platform in September 2014.

Our Goals and Strategic Plan

Doing business in China often requires a strong business network and support of key strategic partners. Leveraging our reputation, business relationships and knowledge of the shipping industry, our goal is to develop and maintain a scalable service platform that will not only generate sustainable earnings and growth opportunities but also help us manage our operating risks under difficult market conditions.

We have historically focused on providing our customers with customized shipping agency services. In the past, our business came predominately from a strong business relationship with a major steel manufacturer in the PRC. But in light of recent changes in the market conditions in the PRC (including the slowdown of the Chinese economy and increases in labor costs), our operating costs had skyrocketed and we incurred consecutive years of operating losses. To address these losses, we began restructuring our shipping agency business in 2013 and streamlined our agency operation to reduce our operating losses. We even changed the mix of our agency services by increasing the delivery of protective services in order to enhance our profit margin. On balance, we believe the restructuring efforts have paid off as we begin to stabilize our income from the shipping agency business. Since approximately June 30, 2014, we did not provide shipping agency services through our variable interest entity in the PRC. Instead, our shipping agency business runs through our Hong Kong and Australia subsidiaries.

To reduce our dependency on the shipping agency business, we have leveraged, and will continue to leverage, our business relationship with key strategic partners, including vessel owners to launch new service offerings and generate new revenue streams. During fiscal year 2014 and with the support of our largest shareholder, we have implemented two new services: shipping and chartering services as well as inland transportation management services. These new services not only enhanced our profit margin in fiscal year 2014 and 2015 but also help us diversify our business platform. As shown in the table below, the restructuring efforts has reduced our dependency on the shipping agency business and improved our overall gross margin from 11.1% as of June 30, 2013 to 47.6% as of June 30, 2015 as we changed our service mix and focused on delivering higher-margin services (such as chartering and inland transportation management services).

	Fiscal Year 2015			Fiscal Year 2014			Fiscal Year 2013
Key Services	Revenues		GM	Revenues		GM	Revenues		GM
Shipping Agency & Ship Management	$6,185,653	54.6%	19.2%	$7,523,983	64.6%	20.1%	$17,331,759	100.0%	11.1%
Shipping & Chartering	$349,125	3.1%	47.7%	$1,937,196	16.6%	33.4%
Inland Transportation Management	$4,785,850	42.3%	84.2%	$2,183,213	18.8%	85.7%
	$11,320,628	100.0%	47.6%	$11,644,392	100.0%	34.6%	$17,331,759	100.0%	11.1%

In light of the slowdown of the Chinese economy and rising operating costs in China, our plan is to continue to:

a)	diversify our service platform and streamline our operations by trimming redundancy and inefficiency, including shedding inefficient, unprofitable or non-operating assets and business relationships;
b)	reduce our dependency on businesses and cash flows that are generated from China;
c)	actively seeking new growth opportunities through strategic investments and acquisitions as well as joint business development opportunities with strategic partners and vessel owners; and
d)	develop complementary shipping and/or logistics services that are based in the US.

We have developed, and will continue to foster, strong strategic relationship with vessel owners, such as with Mr. Weixiong Yang, a vessel owner and a shareholder of Sino-Global as a result of his recent purchase of 500,000 shares of our restricted common stock in July 2015, to identify areas where Sino-Global could provide its shipping services to his company.

Our Customers

Since our initial public offering, our revenues come primarily from key customers. Prior to the restructuring of our shipping agency business in fiscal year 2014, a significant portion of our revenues were driven by Beijing Shourong Forwarding Service Co., Ltd (“Shourong”), an affiliate of Capital Steel, a steel company in China. In light of our strategic relationship with Zhiyuan that began with the signing of a 5-year global logistic service agreement in June 2013, we expanded our business platform to include shipping and chartering services and inland transportation management services. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda”), since the quarter ended September 2014. Revenue from Tengda amounted to approximately $2.3 million or approximately 20% of total revenues for fiscal year 2015. Revenues from the two businesses amounted to approximately $4.1 and $2.6 million or approximately 35% and 23% of total revenues for fiscal year 2014 and 2015, respectively, and they were generated from the Zhiyuan Investment Group. As we continue to diversify our service platform, our goal is to reduce our dependency on key customers. For the year ended June 30, 2015, two customers accounted for approximately 23% and 20% of the Company’s revenues, respectively. For the year ended June 30, 2014, two customers accounted for approximately 35% and 18% of the Company’s revenues, respectively. For the year ended June 30, 2013, approximately 63% of the Company’s revenues were from Shourong.

Our Suppliers

Much of our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. Our significant suppliers include Monson Agencies Australia Pty Ltd, Baoshan Iron and Steel Co., Ltd.,Wilson Sons Agencia Maritima Ltda, and ACGI Shipping Inc. For the year ended June 30, 2015, two suppliers accounted for 51% and 14% of the total cost of revenues, respectively. For the year ended June 30, 2014, two suppliers accounted for 21% and 12% of the total cost of revenues, respectively. For the year ended June 30, 2013, two suppliers accounted for 22% and 10% of the cost of revenues, respectively.

Company Structure

Sino-Global’s principal geographic market is in the People’s Republic of China (“PRC”). The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, Canada and New York.

The Company’s subsidiary in the PRC, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), is a wholly foreign-owned enterprise and it has a 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”).

As PRC laws and regulations restrict foreign ownership of shipping agency service businesses, the Company provides its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping services in the PRC. Sino-China is headquartered in Beijing with branches in Qingdao, Xiamen and Fangchenggang.

Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company is able to provide local shipping agency services in all commercial ports in the PRC.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

•	Experience in shipping agency services. We are one of few shipping agents specialized in providing a full range of general shipping agency services in China. Unlike a local agent who specializes in dealing with procedures when a vessel arrives or departs in a port, a general agent focuses on serving clients’ needs for information about all ports for shipping arrangement, appointing local agents, coordinating the local agent before, in process and after vessel arrival or departure, saving parking time and loading/discharging costs and sometimes taking responsibilities for the vessel’s dispatch or demurrage. A general agent serves a larger client with shipments covering many local ports. We believe that our experience in providing general agency services gives us a competitive advantage in attracting large clients and helps us maintain the client business for longer periods of time once our tenders are successful.
•	Strength of personnel and administration. Most of our employees have marine business working experience, and many of our managers/chief operators once served in other large Chinese shipping companies prior to joining our Company. With these professionals and experienced staff, we believe that we can provide competitive services to our customers.
•	Positive relationships with third parties in local ports. In local ports, we maintain positive relationships with stevedore companies, pilot stations, towage companies and other local service providers, which helps our customers enjoy faster loading and discharging rates and a smoother berthing and unberthing process.
•	Our Status as a U.S.-registered and NASDAQ-listed public company. We believe our status as a US corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than we might have as a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

Our Opportunities

We believe we can grow our business organically and through acquisitions, and improve our profitability by:

•	Streamlining our operations and improving our operating efficiency through effective planning, budgeting, and cost control;
•	Restructuring our business to focus on providing higher margin services to promote responsible growth;
•	Growing the shipping agency business through exploring cross referral opportunities and developing new business activities at loading ports in Australia, Canada, South Africa, Brazil, and other countries with which our customers have major trading activities; and
•	Developing new service lines along the shipping industry value chain, including shipping and chartering services, inland transportation management services, and ship management services, by gaining crucial knowledge through serving the Zhiyuan Investment Group, developing scalable logistics service platform, and gaining other customers.

Our Challenges

We are facing significant challenges when executing our strategy, including:

•	Our limited operating history in general and our recent uncertain profitability. In particular, our lack of track record in managing new service lines, including shipping and chartering services, inland transportation management services, and ship management services, could affect our ability to grow our business and maintain profitability in the long-run;
•	We may not have or not be able to get the necessary funds to continue to expand our service platform and market our services;
•	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclicality nature of the shipping industry, which could lead to prolonged period of sluggish demand for our services;

•	Our ability to respond to competitive pressures as we are facing increasing pressure on our growth and margins as a result of increasing competition from our competitors;
•	Our ability to continue to maintain and further monetize our relationship with our strategic partners, particularly Zhiyuan and vessel owners such as Zhenghe and Mr. Weixiong Yang;
•	Our ability to gain further expertise and to serve new customers in new service areas;
•	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and
•	As we increase our shareholder base through financings, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision; and

Our Competition

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

•	Penavico . Founded in 1953, Penavico is the oldest and largest state-owned shipping agency in China. Beginning in 1955, Penavico took over China’s shipping agency business from the foreign agents that previously did business in China and, until 1985, Penavico was the only shipping agency operating in China. Penavico has numerous local agencies and business networks across China and maintains offices in America, Europe, Japan, Korea, Singapore and Hong Kong.
•	Sinoagent . Sinoagent was formed in 1985 as a specialized subsidiary of Sinotrans Limited Company (“Sinotrans”), a company that provides integrated ocean transportation, land transport, airfreight, warehousing, express services, shipping agency and freight forwarding services. Due to its relationship with Sinotrans, Sinoagent is able to provide a seamless, integrated set of services to its customers.
•	CSA . CSA was established in 1997 and affiliates to China Shipping Group, specializing in shipping agency business for both domestic and international vessels and concurrently in other related business such as cargo agency and customs declaration. With headquarters in Shanghai, CSA has set up subsidiaries in major ports along the national coastline, the Yangtze River and the Pearl River of China. The subsidiaries undertake shipping agency business as well as cargo agency business and customs declaration etc. for both Chinese and foreign vessels navigating among the international lines and the vessels calling HK, Macao, Taiwan areas, and the coastlines and other water areas of China.

We believe that the three shipping agents’ primary strengths include the following:

•	the establishment of a complete port network in mainland China;
•	the presence of a large base of clients; and
•	the availability of funding and financial support from state-owned financial institutions.

With respect to the shipping and chartering services and inland transportation management services, our competition are those local companies that have good business relationships and a mature business platform. We are a new market entrant and until we master the tricks of the trade and enhance our operational efficiency, it is difficult to be profitable without the support of Zhiyuan.

Employees

As of the date of filing of this report, we have 20 employees, 9 of whom are based in China. Of the total, 4 are in management, 7 are in operations, 6 are in finance and accounting, and 3 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a history of operating losses and may not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding or selling additional securities. We may not be able to obtain additional funding under commercially reasonable terms or issue additional securities.

We reported net income attributable to Sino-Global Shipping America, Ltd. of approximately $0.7 million for the fiscal year ended June 30, 2015, compared to approximately $1.6 million for the fiscal year ended June 30, 2014. As of June 30, 2015, we had an accumulated deficit of approximately $2.6 million.

As of June 30, 2015, we had $0.7 million in cash or cash equivalents. Our management believes that we will have sufficient liquidity in fiscal year 2016 to finance our anticipated operations, as well as achieve projected cash collections from customers and contain expenses and cash used in operations. Additionally, we may enter into new business segments through selected merger and acquisitions that may require us to obtain additional funding or issue additional securities. Changes in our business conditions or the financial markets could limit our access to existing credit facilities or make new sources of financing more costly or commercially unviable. Changes in China’s currency exchange control regulations could also limit our ability to access cash outside of China to meet liquidity requirements for our planned operations or intended acquisitions in China.

We have historically relied on a limited number of customers for a substantial portion of our business and no longer provide shipping agency services to our former largest customer.

In fiscal year 2014, we commenced providing shipping and chartering services and inland transportation management services to a single customer, the Zhiyuan Investment Group, an entity controlled by Mr. Zhang, our largest shareholder. During fiscal year 2014, $4,120,409 (or 35.4%), of our net revenues and $2,517,008 (or 62.4%), of our gross profits came from providing shipping and chartering services and inland transportation management services to the Zhiyuan Investment Group. For the fiscal year ended June 30, 2015, we have not provided shipping and chartering services to the Zhiyuan Investment Group. The nature of our business is driven by the needs of our clients, and we cannot predict when, or if ever, we will receive another order for shipping and chartering services from the Zhiyuan Investment Group. For the fiscal year ended June 30, 2015, $0 of our net revenues and $2,545,009 (or 22.5%) of our net revenues, respectively, resulted from providing shipping and chartering services and inland transportation management services to the Zhiyuan Investment Group, as compared to $1,937,196 (or 16.6%) of our net revenues and $2,183,213 (or 18.7%) of our net revenues, respectively, came from providing the same services to the Zhiyuan Investment Group for the fiscal year ended June 30, 2014. For the fiscal year ended June 30, 2015, $0 of our gross profit and $2,143,606 (or 39.8%) of our gross profit, respectively, came from providing shipping and chartering services and inland transportation management services to the Zhiyuan Investment Group as compared to $646,148 (or 16.0% of our gross profit) and $1,870,860 (or 46.4% of our gross profit), respectively, came from providing the same services to the Zhiyuan Investment Group for the fiscal year ended June 30, 2014. If we do not provide shipping and chartering services to the Zhiyuan Investment Group in the future, our business and results of operations would be materially adversely affected. Further, we cannot guarantee that we would be able to replace this customer with one or more new customers of similar size. Prior to fiscal year 2014, we relied heavily on Beijing Shourong Forwarding Service, Co., Ltd.  (“Shourong”), an affiliate of Capital Steel, a steel company in China, for a substantial percentage of our shipping agency business. As part of the restructuring of our business, we exited our non-performing service arrangements including our shipping agency service with Shourong, who in fiscal year 2013, accounted for approximately 63% of our total net revenues. We did not provide any shipping agency services to Shourong in fiscal year 2014 or during fiscal year 2015 and cannot determine the extent of services, if any, we will deliver to Shourong in the future. In fiscal year 2015, we commenced providing inland transportation management services to a third-party customer Tengda. For the year ended June 30, 2015, Tengda accounted for approximately 20% of the Company’s total net revenues.

We have recently entered shipping and chartering services and inland transportation management services businesses and cannot guarantee that we will be able to compete effectively in these business areas.

Prior to fiscal year 2014, our sole line of business was providing shipping agency services. We expanded our services to include shipping and chartering services in the quarter ended September 30, 2013 and inland transportation management services in the quarter ended December 31, 2013. As we are a new entrant into these two business lines, we do not have a significant market presence. Currently, we only provide inland transportation services to two customers: the Zhiyuan Investment Group and Tengda. We may not have been able to enter into these business lines without our relationship with Mr. Zhang, and we cannot guarantee that we will be successful in securing and providing shipping and chartering services and inland transportation management services contracts for other customers on acceptable terms, if at all.

The fees that we received from the Zhiyuan Investment Group for our shipping and chartering services and inland transportation management services may not be indicative of the fees that we may receive for the same services provided to unaffiliated customers and may be materially lower, which would have an adverse effect on our results of operations.

We cannot provide any assurances that the fees we have received from the Zhiyuan Investment Group for our shipping and chartering and inland transportation management services are indicative of the fees that we may receive if we are able to obtain non-affiliated customers for these services. The fees that we may receive from non-affiliated customers may be less than what we have received from our affiliated customer, and could possibly be so low as to make these lines of business unprofitable, which would have a material adverse effect on our results of operations and could require us to terminate such service lines.

We have entered into a number of business arrangements that are significant to us with two of our shareholders including Mr. Zhang, our largest shareholder, and through Mr. Zhang, the Zhiyuan Investment Group, who is controlled by Mr. Zhang. The failure to maintain our business relationship with either or both of such shareholders would have a material adverse effect on our business and results of operations.

In April 2013, as approved by our Board of Directors and shareholders, Mr. Zhang purchased 1,800,000 shares of our common stock for approximately $3 million, which as of the date of this report represents approximately 21.5% of our issued and outstanding common stock, resulting in Mr. Zhang becoming our largest shareholder. As a result of Mr. Zhang’s desire to find business opportunities that would mutually benefit us and the Zhiyuan Investment Group, a company controlled by Mr. Zhang, which owns a number of businesses in China, in June 2013, we signed a 5-year Global Logistic Service Agreement with two parties, one of which was the Zhiyuan Investment Group and the other was TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (“Tewoo”). Thereafter, during the quarter ended September 30, 2013, we executed a shipping and chartering services agreement with the Zhiyuan Investment Group, pursuant to which we assisted the Zhiyuan Investment Group in the transportation of approximately 51,000 tons of chromite ore from South Africa to China; and in September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group pursuant to which we agreed to provide certain advisory services and assist the Zhiyuan Investment Group in attempting to control its potential commodities loss during the transportation process. On a one time basis, we executed a one year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group. As of June 30, 2014, the net amount due to us from the Zhiyuan Investment Group was $2,920,950 consisting of funds borrowed from us pursuant to the short-term loan agreement and trade receivables due us from the Zhiyuan Investment Group. In September 2014, we collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of all funds borrowed by the Zhiyuan Investment Group from us pursuant to the short-term loan agreement and the payment to us of approximately $1.6 million of outstanding trade receivables. In October 2014, we collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivables due to us from the Zhiyuan Investment Group. During fiscal year 2015, we continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due to us from the Zhiyuan Investment Group at June 30, 2015 was approximately $2.6 million of trade receivables.

In May 2014, we signed a strategic agreement with Qingdao Zhenghe Shipping Group Limited (“Zhenghe”), to jointly explore mutually beneficial business development opportunities. Zhenghe is a PRC company which Mr. Deming Wang is the majority shareholder of. To demonstrate the commitment by Zhenghe to its business relationship with us, in June 2014, as approved by our Board of Directors, Mr. Wang, through a company owned by him, purchased 200,000 shares of our common stock for $444,000, resulting in Mr. Wang owning as of the date of this report, approximately 2.3% of our outstanding common stock. In September 2014, as approved by our Board of Directors, we acquired LSM, a ship management company based in Hong Kong from Mr. Wang. For the period commencing on September 8, 2014, the completion date of our acquisition of LSM, through June 30, 2015, LSM generated net revenues of $190,088, and all such net revenues were generated solely from providing ship management services to seven vessels, which ship management services we outsourced to an entity controlled by Mr. Wang.

As a result of our business relationship with Mr. Zhang and Mr. Wang, since April 2013, we have received approximately $3.5 million from the sale of 2,000,000 shares of our common stock to such two persons and added shipping and chartering, inland transportation management and ship management services to our service platform. Such shipping and chartering services and inland transportation management services generated approximately 35% and 62% of our net revenues and gross profit in fiscal year 2014, respectively, approximately 42% and 75% of our net revenues and gross profit, respectively, for the year ended June 30, 2015 (of which approximately 23% and 40%, respectively, were attributable to our business relationships with Messrs. Zhang and Wang, and the remaining 19% and 35% , respectively, were attributable to us providing inland transportation services to Tengda a new client which we commenced providing such services to in July 2014).

Based upon the above, the failure by us to maintain our existing business relationship with Mr. Zhang and Mr. Wang would have a material adverse effect on our business and results of operations.

The shipping agency business is very competitive in nature and many of our competitors have greater financial, marketing and other resources than we have.

Our competitors in the shipping agency business include three major shipping agencies, China Ocean Shipping Agency Co., Ltd. (“Penavico”), China Shipping (Group) Company (“China Shipping”) and China Marine Shipping Agency Co., Ltd. (“Sinoagent”). These competitors have significantly greater financial, marketing and other resources and name recognition than we have. In addition, we also face competition from a large number of smaller, local shipping agents. Our competitors may introduce new business models, and if these new business models are more attractive to customers than the business models we currently use, our customers may switch to our competitors’ services, and we may lose market share. We believe that competition in China’s shipping agency industry may become more intense as more shipping agencies, including Chinese/foreign joint ventures, are qualified to conduct business. We cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new business models our competitors may implement. In addition, the increased competition we anticipate in the shipping agent industry may also reduce the number of vessels for which we are able to provide shipping agency services, or cause us to reduce agency fees in order to attract or retain customers. All of these competitive factors could have a material adverse effect on our business and results of operations.

Our three largest shipping agency competitors, Penavico, China Shipping and Sinoagent, are partly owned by the Chinese government which places us at a significant competitive disadvantage.

The Chinese government’s ownership interests in Penavico, China Shipping and Sinoagent, place us at a significant competitive disadvantage. When the Chinese government founded Penavico, it closed the shipping agency industry to a number of foreign shipping agents that had been providing services in China. These restrictions have since been removed, but there can be no assurance that the Chinese government will not reinstate these restrictions or impose other restrictions, or nationalize the shipping agency industry in the future. Further, we believe that state ownership provides Penavico, China Shipping and Sinoagent, with advantages and leverage over local government officials and local companies that we, as a non-state owned company, do not have. Also, due to their relationship with the Chinese government, these competitors may have access to funding that is not available to us. This access may allow them to grow their businesses at a rate we are not able to match. If the Chinese government were to take actions to limit competition or provide these competitors with preferential access to business and funding, which results in our losing business, it would have a material adverse effect on our operations and financial condition.

We believe that our competitors in the shipping and chartering services and inland transportation management services business, have greater name recognition, significantly more experience, financial, marketing and other resources than we have and we expect to face intense competition in these business segments.

We have recently launched the shipping and chartering services and inland transportation management services business and so we expect that our competitors in these segments will have greater experience and name recognition than we do, which is a competitive disadvantage to us. Further, we expect that these competitors will be larger than us and have greater financial and marketing resources than we have, which also puts us at a significant competitive disadvantage. Since larger competitors may be able to offer the same services we offer at lower rates than what we would need to charge to operate profitably, this would have a material adverse effect on our business and results of operation.

The barriers to enter into the business segments in which we operate are low and we may face competition from new entrants into these business segments.

The number of competitors offering the same services that we do may increase in the future since the barriers to entry are low. Increases in competition could lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could have a material adverse effect on our business and results of operations.

Our customers are engaged in the shipping industry, and, consequently, our financial performance is dependent upon the economic conditions of that industry.

We derive our revenues from providing services to customers in the business of shipping materials to China and our success is dependent upon our customer’s shipping needs. Our customers’ shipping needs are intrinsically linked to economic conditions in the shipping industry in general and trade with China in particular. The shipping industry, in turn, is subject to intense competitive pressures and is affected by overall economic conditions. Accordingly, demand for our services could be harmed by instability or downturns in the shipping industry, reductions in trade between China and other countries or a combination of both which could materially lower demand or cause our customers to forego the shipping agency services we provide by attempting to provide such services in-house. If any of the foregoing occurs, it would have a material adverse effect on our business and our results of operations.

We may be required to assume liabilities for our clients in the future.

An increasing number of companies that require shipping agency services have pressured shipping agents to guarantee their clients’ liabilities. Some companies have required shipping agents, as a condition of doing business, to pay for tariffs, port charges, and other fees, or to pay these fees with the promise of reimbursement at a later date. Other companies have sought to include shipping agents as parties in voyage charter agreements, leading to potential liability for shipping agents in the event of a breach by another party. We expect that these pressures on shipping agents to accept more liability will increase as competition among shipping agencies intensifies. While we do not currently pay these liabilities and have no present intention to begin doing so in the future, the assumption of any of these or other liabilities could have a material adverse effect on our business and results of operations.

We are heavily dependent upon the services of experienced personnel who possess skills that are valuable in our industry, and we may have to actively compete for their services.

We are a small company with limited resources, and we compete in large part on the basis of the quality of services we are able to provide our clients. As a result, we are heavily dependent upon our ability to attract, retain and motivate skilled personnel to serve our clients. Many of our personnel possess skills that would be valuable to other companies engaged in one or more of our business lines. Consequently, we expect that we will have to actively compete with other Chinese shipping agencies to retain these employees. Some of our competitors may be able to pay our employees more than we are able to pay to retain them. Our ability to profitably operate is substantially dependent upon our ability to locate, hire, train and retain our personnel. Although we have not experienced difficulty locating, hiring, training or retaining our employees to date, there can be no assurance that we will be able to retain our current personnel, or that we will be able to attract and assimilate other qualified personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the quality of the shipping services that we provide could be materially impaired, which would have a material adverse effect on our business and results of operations.

We are substantially dependent upon our key personnel.

Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of:

• Mr. Lei Cao, Chief Executive Officer;

• Mr. Anthony S. Chan, Executive Vice President and Acting Chief Financial Officer; and

• Mr. Zhikang Huang, Chief Operating Officer

would be difficult for us to replace. While we have employment contracts with each of our executive officers, such contracts may be terminated in certain circumstances by the executive officers. Moreover, we do not have any “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to effectively execute our business and expand our service platform, which would have a material adverse effect on our business and results of operations.

We need to maintain our relationships with local shipping agents.

Our shipping agency business is dependent upon our relationships with local agents operating in the ports where our customers ship their products. As a general agent, substantially all of our shipping agency revenues have been derived from services delivered by the local agents and we believe local agent relationships will remain critical to our success in the future. We have a number of local agents that account for a significant portion of our business, the loss of one or more of which could materially and negatively impact our ability to retain and service our customers. We cannot be certain that we will be able to maintain and expand our existing local agent relationships or enter into new local agent relationships, or that new or renewed local agent relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing local agent relationships, renew existing local agent relationships, or enter into new local agent relationships, we may lose customers, customer introductions and co-marketing benefits, and our business and results of operations may suffer significantly.

We are dependent on third party carriers and inland transportation companies to transport our client’s cargo.

We rely on commercial ocean freight carriers and inland transportation companies, for the movement of our client’s cargo. Consequently, our ability to provide services for our clients could be adversely impacted by: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

As we continue to attempt to increase our revenues through the expansion of our service offerings, we must maintain an appropriate cost structure to maintain and increase our profitability. While we intend to increase our revenues by increasing the number and quality of the shipping services we provide by strategic acquisitions, and by maintaining and expanding our gross profit margins by reducing costs, our profitability will be driven in large part by our ability to manage our agent commissions, personnel and general and administrative costs as a function of our net revenues. There can be no assurances that we will be able to effectively control our costs and failure to do so would result in lack of profitability, which would have a material adverse effect our business and results of operations.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. In fiscal year 2014 and 2015, a substantial portion of our revenues was derived from the Zhiyuan Investment Group whose business needs we believe are tied closely to economic trends and consumer demand that can be difficult to predict. There can be no assurance that our historic operating performance will continue in future periods as we cannot assume or provide any assurance that the Zhiyuan Investment Group will continue to utilize our services, or have the same level of demand for our services that it had in fiscal year 2014 and 2015. Because our quarterly revenues and operating results vary significantly, comparisons of our period-to-period results are not necessarily meaningful and should not be relied upon as an indicator of future performance.

We have not paid any dividends and we do not foresee paying dividends in the future.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, if ever. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, Virginia and PRC laws, and other factors that our Board of Directors deems relevant.

Foreign Operational Risks

We do not have business liability or disruption insurance.

We do not have any business liability or disruption insurance coverage for our operations. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

Uncertainties with respect to the PRC legal system could adversely affect us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

One of the currencies we often convert among is the RMB. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends, if any, in foreign currencies to our shareholders.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. We rely largely on payments from Trans Pacific and Sino-China. While we charge our fees in U.S. dollars, Sino-China and Trans Pacific nevertheless operate within China and will rely heavily on RMB in their operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

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

As some of our directors, officers and assets are outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against us and our officers, directors and assets based in China.

Some of our directors and officers reside outside the United States. In addition, many of our assets are located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiaries, or enforce against any of them court judgments obtained in United States courts, including judgments relating to United States federal securities laws. Furthermore, because the majority of our assets are located in China and PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

Our international operations require us to comply with a number of U.S. regulations.

In addition to the Chinese laws and regulations with which we must comply, we must also comply with the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities, and individuals except as permitted by OFAC, which could reduce our future growth.

Risks Related to the Proposed Vessel Acquisition

We may not close on the proposed acquisition of the Vessel.

Although as an inducement for the Vessel Seller to enter into the Asset Purchase Agreement and as partial payment of the purchase price for the Vessel, we issued to the Vessel Seller on April 10, 2015, 1.2 million shares of our common stock, the closing of the acquisition of the Vessel is subject to a number of closing conditions that must be satisfied by the Vessel Seller or waived by us, including, among other conditions, that we complete our inspection of the Vessel and are satisfied with the results thereof, the Vessel is in compliance with classification standards, the Vessel Seller delivers clean title to the Vessel, we secure debt financing on terms and conditions satisfactory to us and we elect to issue additional shares of our restricted common stock to the Vessel Seller as part of the remaining purchase price. Because no assurances can be given that all closing conditions to our acquisition of the Vessel will be satisfied by the Vessel Seller or waived by us, no assurances can be given that we will be able to acquire the Vessel. Although if we do not close on the Vessel acquisition, the Vessel Seller is obligated to pay to us $2.22 million, and, in June 2015, we obtained a lien on and security interest in the Vessel to provide us with a mechanism to assist us in obtaining such funds if we do not close on the acquisition of the Vessel, no assurances can be given that the Vessel Seller will be able to pay to us such amount and we have no right (nor does the Vessel Seller have any obligation to return to us) to a return of the 1.2 million shares.

Possible increase in indebtedness if we acquire the Vessel; no assurances of revenue and/or cash flow from our use of the Vessel if we are able to acquire the Vessel.

In the event we acquire the Vessel, and we use debt to finance a portion of the purchase price whether from the Vessel Seller or loans from a bank or other lenders, the incurrence of any such indebtedness will increase our interest expense and financial leverage, which will result in less funds available for our other operations and general corporate purposes.

If we acquire the Vessel, we may be dependent on a limited number of customers for a large part of any of our revenues and cash flow generated from the Vessel, and failure of such customers to meet their obligations to us could cause us to suffer losses or negatively impact our results of operations and cash flows.

If we acquire the Vessel and unless we were able to secure a time charter arrangement, a majority of our revenues from our use of the Vessel could be derived from charter voyage agreements entered into with a limited number of third party charterers. Such agreements subject us to counterparty risks. The ability of each of our third party charterers to perform their obligations under a contract with us will depend on a number of factors, many of which are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry in China, the overall financial condition of the third party charterers, and charter rates that we may charge. The combination of a reduction of cash flow resulting from declines in world trade, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in the ability of charterers to make charter payments to us. In addition, in depressed market conditions, charterers may no longer need a vessel that is then under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, any charterers for the Vessel that we are able to obtain may seek to renegotiate the terms of any charter agreements they enter into with us or avoid their obligations to us under those contracts. Should a third party charterer fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Using acquisition debt will limit funds available for other purposes and impair our ability to react to changes in our business.

If we are able to acquire the Vessel and are able to obtain debt financing to pay a portion of the purchase price for the Vessel, we must dedicate a portion of our cash flow from operations to pay the principal and interest on any such indebtedness. These payments limit funds otherwise available for our working capital, capital expenditures and other purposes. As of June 30, 2015, we had no indebtedness. Any material increase of our indebtedness as a result of the proposed Vessel acquisition, creates the possibility that we may be unable to generate cash flow sufficient to pay, when due, the principal of, interest on or other amounts due in respect of, any such acquisition indebtedness. Such debt could also have other significant consequences. For example, it could:

•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;
•	require us to dedicate a substantial portion, if not all, of our cash flow from operations to payments on our such indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to competitors that have less debt or better access to capital;
•	limit our ability to raise additional financing debt and/or equity on satisfactory terms to us or at all; and
•	limit our ability to make investments, capital expenditures, redeem capital stock, acquire additional vessels, incur additional indebtedness or credit liens, or to change or terminate the management of the vessels;

Failure to make payments when due or to comply with covenants contained in any financing documents could result in any lender (or the Vessel Seller if the Vessel Seller provides seller financing) accelerating payment of all such outstanding indebtedness and/or foreclosing on the Vessel and any other assets we pledge as collateral. Furthermore, our future interest expense could increase if interest rates increase. If we do not have sufficient earnings, we may be required to refinance all or part of any such financing acquisition.

We have no direct experience in owning a transportation Vessel.

Although our management team has substantial experience in the shipping industry, we, as a company, have never owned a vessel. As a result, even if we are able to acquire the Vessel, no assurances can be given that we will be able to successfully integrate this new line of business into our current operations and/or successfully operate or charter the Vessel in a manner that will result in sufficient revenues and cash flow being generated by our use of the Vessel to offset the associated expenses to be incurred by us in deploying the Vessel.

No assurances that if we acquire the Vessel, and the TCA expires by its terms or is terminated for any reason, that we will be able to obtain charterers or customers to charter the Vessel from us to transport such parties’ oil and/or chemical products for such parties.

Pursuant to the TCA, we receive charter payments from the third-party charterer. In the event we acquire the Vessel, no assurances can be given that after such TCA expires, or is terminated by either party for any reason, we will be able to enter into other chartering agreements or, if so, the same or better than such TCA.

As a result, although we believe based upon our knowledge. business relationships in the shipping industry, that if we are able to acquire the Vessel we will be able to charter the Vessel to other third party charterers on terms comparable to the TCA and/or enter into agreements with customers to transport their oil and/or chemical products for using the Vessel. In the event we are unable to enter into any such arrangements or only into a limited number of arrangements, our operations and cash flow could be materially adversely affected as we would need to divert available cash flow from our other service lines to pay all or a portion of the expenses related to the Vessel including, but not limited to, interest and principal payments on acquisition debt we are able to obtain and use to acquire the Vessel.

We believe that the market for time and voyage charters is highly competitive and we may not be able to compete for charters with new entrants or established companies with greater resources.

In the event that we are able to acquire the Vessel, we will be using the Vessel in a highly competitive market that is capital intensive and highly fragmented. The operation and chartering of tanker vessels, as well as the shipping industry in general, is extremely competitive. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of oil and chemical products can be intense and depends on price, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter and operate fleets of ships through consolidations or acquisitions that may be able to offer better prices and fleets than us.

In the event that we are able to acquire the Vessel, we may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

As a tanker vessel owner, operator and/or charterer (which would include chartering the Vessel to third parties) we may be, from time to time, involved in various litigation matters. These matters may include, among other things, personal injury claims, environmental claims or proceedings, toxic tort claims, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of such business. Although depending on the claim, we would defend any such matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the ultimate outcome of any litigation or the potential costs to resolve them may have a material adverse effect on us. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which may have a material adverse effect on our financial condition.

If we acquire the Vessel, we may be unable to attract and retain key management personnel and other employees in the tanker shipping industry, which may negatively impact the effectiveness of our management and our results of operations.

If we acquire the Vessel, our success depends, to a significant extent, upon the abilities and efforts of our management team. While Mr. African Li, our Chief Technical Officer, has substantial experience in the management and operation of tanker vessels, there is no guarantee that we will be able to hire additional persons with the required experience in our industry if so needed. Our inability to hire and retain any such persons, if and when needed, could materially and adversely affect our then operations, business prospects, financial condition and our results of operations.

An increase in operating costs could decrease earnings and available cash.

If we acquire the Vessel and determine to operate it via voyage charters, we will incur operating costs including, but not limited to, the costs of crew, provisions, deck and engine stores, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control. If we acquire the Vessel, and if and when it suffers damages, it may need to be repaired at a drydocking facility. The costs of drydocking repairs are unpredictable and can be substantial. Increases in any of these expenses could decrease our earnings and available cash.

The tanker industry is both cyclical and highly volatile and as a result, if we acquire the Vessel, this may lead to reductions and volatility in our charter rates.

The tanker industry in which we intend to operate if we acquire the Vessel, is cyclical with high volatility in charter rates, vessel values and industry profitability. For tanker vessels, the degree of charter rate volatility has varied widely. If we enter into a charter for our Vessel when charter rates are low, our revenues and earnings will be adversely affected. In addition, a decline in charter hire rates likely will cause the value of the Vessel to decline. Changes in charter rates would not only affect the revenues we will receive from the Vessel, but also affect the value of the Vessel, even if it is employed under long-term time charters. Our ability to charter the Vessel and the charter rates payable under any charters will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker vessels. Factors affecting the supply and demand for tanker vessels are outside of our control and are unpredictable. The nature, timing, direction and degree of changes in tanker industry conditions are also unpredictable. Factors that influence the demand for tanker vessel capacity include:

•	supply and demand for oil and or chemical products;
•	global and regional economic and political conditions, including developments in international trade, fluctuations in regional production, and armed conflicts, terrorist activities and strikes;
•	environmental and other legal and regulatory developments;
•	weather, natural disasters and other acts of God, including hurricanes and typhoons;
•	competition from alternative modes of transportation; and
•	international sanctions, embargoes, import and export restrictions, nationalizations, piracy and wars.

The factors that influence the supply of ocean-going vessel capacity include:

•	the number of newbuilding deliveries;
•	current and expected purchase orders for vessels;
•	the scrapping rate of older vessels;
•	vessel freight rates;
•	the price of steel and vessel equipment;
•	technological advances in the design and capacity of vessels;
•	potential conversion of vessels to alternative use;
•	vessel casualties;
•	changes in environmental and other regulations that may limit the useful lives of vessels; and
•	the number of vessels that are out of service at a given time.

If we acquire the Vessel, we will become subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

If we acquire the Vessel, our operations relating to the Vessel could subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which the Vessel operates or is registered, which could significantly impact our business. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful life of the Vessel (or any other vessels we acquire). We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. We may be required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although insurance covers certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future.

If we acquire the Vessel, we will become subject to international safety regulations and requirements imposed by classification societies and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

If we acquire the Vessel, our use of the Vessel will be affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We expect that the Vessel will be ISM Code-certified when delivered to us. The failure of a shipowner to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. In addition, the hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. If the Vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the Vessel will be unable to trade between ports and will be unemployable, which will negatively impact our revenues and results from operations.

If we acquire the Vessel, we may be exposed to various risks relating to climate changes.

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, incentives or mandates for renewable energy, requirements for new fuel standards, limits on vessel speeds and local requirements for shore-side electrical power for vessels in port. In addition, although the emissions of greenhouse gases from international shipping currently are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, a new treaty may be adopted in the future that includes restrictions on shipping emissions. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities may also be adversely affected. Adverse effects upon the oil and gas industry relating to climate change, including growing public concern about the environmental impact of climate change, may also adversely affect demand for the Vessel. For example, increased regulation of greenhouse gases or other concerns relating to climate change may reduce the demand for oil and gas in the future or create greater incentives for use of alternative energy sources. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our operations and results thereof resulting from or as a result of the Vessel that we cannot predict with certainty at this time.

An over-supply of tanker capacity may lead to reductions in charter hire rates and profitability.

The supply of tanker vessels generally increases with deliveries of the new tanker vessels and decreases with the scrapping of older tanker vessels. The market supply of tankers is affected by a number of factors such as demand for energy resources, oil and petroleum products, as well as strong overall economic growth in part of the world economy, including Asia. An over-supply of tanker capacity has already resulted in a reduction of charter hire rates. If further reduction occurs, we may be unable to find profitable charters, the Vessel and any vessels we acquire in the future. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Purchasing and operating a previously owned vessel, like the Vessel, may result in increased operating costs which could adversely affect our earnings.

The acquisition of a previously owned vessel, such as the Vessel, may result in increased costs to us. While we intend to rigorously inspect the Vessel prior to acquiring it, we do not believe that this provides us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if the Vessel had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with the Vessel prior to purchase. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Also, by purchasing a previously owned vessel, we may not receive the benefit of warranties from the builders because the Vessel is older than one year. Governmental regulations, safety or other equipment standards related to the age of the Vessel may require expenditures for alterations, or the addition of new equipment, to the Vessel and may restrict the type of activities in which the Vessel may engage.

If we acquire the Vessel, we will incur substantial costs relating to our obtaining and maintaining the required insurance relating to the Vessel and we will also be subject to certain risks related thereto.

If we acquire the Vessel, we intend to carry insurance for the Vessel against those types of risks commonly insured against by vessel owners and operators. These insurances include hull and machinery insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance coverage and war risk insurance. No assurances can be given that we will be able to obtain adequate insurance coverage at reasonable rates for the Vessel now or at a future date. Moreover, the insurers may not pay particular claims, and we expect our insurance policies will contain deductibles for which we will be responsible as well as limitations and exclusions which may nevertheless increase our costs or lower our revenue.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved or outstanding Staff Comments.

Item 2.	Properties.

We currently rent six facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our US headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Room 502, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 12/14/2015	160 m [2]

Shanghai, PRC	Rm 12B1/12C, No.359 Dongdaming.Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2016	285.99 m [2]

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 08/31/2019	179 m [2]

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2017	77 m [2]

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. As of June 30, 2015, there were seven holders of record of our common stock. This number excludes our common stock owned by shareholders holding common stock under nominee security position listings. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2015
Common stock price per share:
High	$4.69	$2.339	$1.7761	$1.85	$4.69
Low	$1.37	$1.42	$1.41	$1.32	$1.32

Fiscal year 2014
Common stock price per share:
High	$3.52	$2.90	$2.97	$3.00	$3.52
Low	$1.43	$1.57	$2.26	$2.01	$1.43

Approximate Number of Holders of Our Common Stock

As of the date of this report there are 8 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. Although the Company believes the acquisition of the Vessel will close if and when all the closing conditions have been satisfied by the Vessel Seller or waived by us, no assurances can be given when such closing will occur.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three technical consultants. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were issued to these three consultants. Their service agreements are for a period of 18 months, effective May 2015. The related consulting fees of $794,950 have been and will be ratably charged to expense over the term of their service agreements.

On July 10, 2015, the Company entered into a Share Purchase Agreement with Mr. Weixiong Yang, pursuant to which the Company sold to Mr. Yang 500,000 restricted shares of the its common stock. The aggregate offering price of the shares was $691,600, which was paid in cash. There were no underwriting discounts or commissions. The sale of stock was completed pursuant to an exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D. The restricted shares were issued on July 13, 2015.

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

Overview

Founded in the US in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in Mainland China, HK, Australia, Canada and New York. Substantially all of our business is generated from clients located in China. Our subsidiaries in Hong Kong and Australia operate our shipping agency business. Our HK subsidiary operates our shipping and chartering services and ship management services. Our subsidiary in China, Trans Pacific Beijing (as defined below), operates our inland transportation management services.

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai,” and, together with Trans Pacific Beijing, collectively, “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, we formerly provided shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Through Sino-China, we have the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, we completed a number of cost reduction initiatives and reorganized our shipping agency business in the PRC to improve our operating margin. In light of our decision not to pursue the local shipping agency business and as a result of the business reorganization efforts, we no longer provide shipping agency services through our VIE structure and have not undertaken any business through or with Sino-China since approximately June 30, 2014.

In June 2013, we executed a 5-year global logistic service agreement on with Zhiyuan, which is owned by our largest shareholder, Mr. Zhang. With the support of Zhiyuan, we successfully opened up two new services (shipping and chartering; and inland transportation management services) in fiscal year 2014. Our shipping and chartering services are operated by our Hong Kong subsidiary while inland transportation management services are handled by our China subsidiary, Trans Pacific Beijing.

On August 8, 2014, we entered into an agreement to acquire all of the issued and outstanding equity of LSM from Mr. Deming Wang to further broaden our service platform and ship management business. Mr. Deming Wang is a shareholder of the Company who held approximately 3.6% of the shares of common stock of the Company at the time of the acquisition agreement. Under the terms of the acquisition agreement, the eventual purchase price for the equity of LSM was 20,000 shares of our common stock.

On April 10, 2015, we entered into an Asset Purchase Agreement with the Vessel Seller regarding the acquisition (the “Acquisition”) of the Vessel. Pending completion of the Acquisition, our Board of Directors has approved the entry into chartering arrangements to facilitate the transition of the management and operation of the Vessel. Accordingly, the Vessel Seller has time-chartered the Vessel to us for a two-year period, and we have time-chartered the Vessel to a third-party charterer also for a two-year period, both commencing on May 20, 2015. Under the terms of these chartering agreements, the third-party charterer will pay us at the rate of $7,500 per day, and we will, in turn, pay the Vessel Seller at the rate of $3,500 per day. For the period from May 20, 2015 through and including June 30, 2015, pursuant to the time chartering agreements, we generated revenues of $349,125 and gross profit of $166,475. Based on our current expectations, the time charter agreements are expected to generate revenues and net profit of approximately $5 million and $1.8 million, respectively over the two-year period.

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, we were in the business of solely providing shipping agency services. With the support of our largest shareholder, Mr. Zhang and the Zhiyuan Investment Group, we expanded our service platform during fiscal year 2014 to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the acquisition of LSM, we added ship management services to our service platform in September 2014.

The following table presents summary information by segment for the years ended June 30, 2015 and 2014:

	For the Year Ended June 30, 2015				For the Year Ended June 30, 2014
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management	Chartering	Management		Management	Chartering	Management
	Services	Services	Services	Consolidated	Services	Services	Services	Consolidated
Revenues	$6,185,653	$349,125	$4,785,850	$11,320,628	$7,523,983	$1,937,196	$2,183,213	$11,644,392
Cost of revenues	$4,998,030	182,650	$755,603	$5,936,283	$6,010,058	1,291,048	$312,353	$7,613,459
Gross profit	$1,187,623	166,475	$4,030,247	$5,384,345	$1,513,925	646,148	$1,870,860	$4,030,933
Gross margin	19.20%	47.68%	84.21%	47.56%	20.12%	33.35%	85.69%	34.62%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

●	Shipping Agency Services

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

Our shipping agency business continued to be negatively impacted by the slowdown of the Chinese economy as well as intense competition that contributed to the decline in the number of ships to which we provided loading/discharging agency services and protective agency services. For the year ended June 30, 2015 and 2014, our shipping agency revenues were $5,995,565 and $7,523,983, respectively. The decline in revenues was due mainly to the decrease in the total number of ships we served - from 312 for the year ended June 30, 2014 to 125 for the same period in 2015. Decreases in the number of ships served were driven by the decline in overall imports by China and intense competition in the industry, with established and new competitors offering rates that in many cases are much lower than we can offer.

	For the years ended June 30,
	2015	2014	Change	%
Number of ships served
Loading/discharging	57	60	(3)	(5.0)
Protective	68	252	(184)	(73.0)
Total	125	312	(187)	(59.9)

●	Ship Management Services

On September 8, 2014, we acquired LSM from Mr. Deming Wang. From September to December 2014, LSM managed seven vessels and outsourced the actual ship management duties (which include among other things, crew, technical and insurance arrangements) to Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. Based on industry publications and information received from third parties, we grew concerned about the financial viability of vessel owners who were our customers and determined to suspend service to such customers since early January 2015. Because we acted swiftly to suspend such services, we avoided any payment and collection issues with these customers. While we do not currently serve any other customers in this business segment, we are in discussions with a number of potential customers to provide such services. The ship management services generated revenues of $190,088 for the year ended June 30, 2015 (from the closing date to June 30, 2015).

(2) Revenues from Shipping and Chartering Services

During September 2013, we executed our first shipping and chartering service agreement with the Zhiyuan Investment Group. In accordance with the agreement, we assisted the Zhiyuan Investment Group in the transportation of approximately 51,000 tons of chromite ore from South Africa to China.

The Zhiyuan Investment Group shipping and chartering service agreement resulted in revenues in excess of $1.9 million and gross profit of approximately $0.6 million for the year ended June 30, 2014. Due to concerns of the financial viability of the vessel owners and their ability to pay ship management fees to the Company, we did not provide any shipping and chartering service to the Zhiyuan Investment Group in the year ended June 30, 2015.

Pursuant to the time chartering agreements, commencing on May 20, 2015 the third-party charterer pays us at the rate of $7,500 per day, and we, in turn, pay the Vessel Seller $3,500 per day. The time charter agreements generated revenues of $0.34 million and gross profit of approximately $0.16 million for the year ended June 30, 2015.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014. For the years ended June 30, 2015 and 2014, the inland transportation management services generated revenues of $4,785,850 and $2,183,213, respectively; and gross profit of $4,030,247 and $1,870,860, respectively.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses (“G&A expenses”), and selling expenses. As a result of a change in our service mix year over year toward lower cost services, we were able to reduce our total operating costs and expenses by $1,040,431 for the year ended June 30, 2015 as compared to the same period of 2014.

The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	11,320,628	100.0%	11,644,392	100.0%	(323,764)	-2.8%
Cost of revenues	5,936,283	52.4%	7,613,459	65.4%	(1,677,176)	-22.0%
Gross margin	47.6%		34.6%		12.9%

General and administrative expenses	4,304,329	38.0%	3,470,669	29.8%	833,660	24.0%
Selling expenses	63,219	0.6%	260,134	2.2%	(196,915)	-75.7%
Total Costs and Expenses	10,303,831	91.0%	11,344,262	97.4%	(1,040,431)	-9.2%

Costs of Revenues

Our overall cost of revenues as a percentage of our total revenues decreased from 65.4% to 52.4% for the years ended June 30, 2014 and 2015, respectively. Likewise, our gross margin increased from 34.6% to 47.6% for the years ended June 30, 2014 and 2015, respectively. The improvement in our overall gross margin was due mainly to strong margin contribution from the inland transportation management services and shipping and chartering services during fiscal year 2015, as these new business segments feature much lower overhead than our shipping agency business.

General and Administrative Expenses.

Our general and administrative expenses consist primarily of salaries and benefits, business development expenses, office rent, office and meeting expenses, regulatory filing and listing fees, legal, accounting and other professional service fees. The increase in our general and administrative expenses for year ended June 30, 2015 as compared to the same period of 2014 was due mainly to the higher legal fees, accounting and other professional service fees incurred in connection with our securities registration activities, office expenses and higher business development expenses. Our general and administrative expenses increased from $3,470,669 to $4,304,329 for the years ended June 30, 2014 and 2015, respectively. As a percentage of revenues, our general and administrative expenses increased from 29.8% to 38.0% for the years ended June 30, 2014 and 2015, respectively.

Selling Expenses.

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services. Our selling expenses decreased for the year ended June 30, 2015 as compared to the same period of 2014 was due mainly to a decline in shipping agency revenues and a decline in the total number of ships we served as discussed above.

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

We accounted for the business acquisition of LSM under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.

There have been no other material changes during the year ended June 30, 2015 in our significant accounting policies to those previously disclosed in the Company’s June 30, 2014 annual report.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiaries. All inter-company transaction and balances are eliminated in consolidation. Sino-China is considered to be a Variable Interest Entity (VIE) and we are the primary beneficiary. Our Company through Trans Pacific entered into agreements with Sino-China, pursuant to which we could receive 90% of Sino-China’s net income. We do not receive any payment from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle us to any consideration if Sino-China incurs a net loss during its fiscal year. If Sino-China incurs a net loss during its fiscal year, we are not required to absorb such net loss. In accordance with the agreements, Sino-China would pay consulting and marketing fees equal to 85% and 5%, respectively, of its net income to our wholly foreign-owned subsidiary, Trans Pacific, and Trans Pacific supplies the technology and personnel needed to service Sino-China. Sino-China was designed to operate in China for the benefit of our company.

The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our Company’s, and our net income before non-controlling interest in its net loss includes all of Sino-China’s net loss. Our non-controlling interest in its net loss is then subtracted in calculating the net income attributable to our Company. Because of the contractual arrangements, our Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements.

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

2016 Trends

We expect the difficult macroeconomic conditions in fiscal year 2015 to continue in to fiscal year 2016; and we believe competition and rising labor costs in the PRC will continue to pressure our operating model. While fiscal year 2015 marks the second consecutive year of net income in the history of Sino-Global, we believe we must continue to diversify our service platform; reduce our dependency on businesses and cash flows that are generated from China; and develop complementary shipping and/or logistics services that are based in the US.

We have developed, and will continue to foster, strong strategic relationship with vessel owners, such as with Mr. Weixiong Yang, a vessel owner and a shareholder of Sino-Global as a result of his recent purchase of 500,000 shares of our restricted common stock in July 2015, to identify areas where Sino-Global could provide its shipping services to them.

Results of Operations

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

Revenues. Our total revenues decreased by $323,764 or 2.8% from $11,644,392 for the year ended June 30, 2014 to $11,320,628 for the comparable period in 2015. The decrease was due mainly to lower revenues from our shipping agency business and shipping and chartering services, partially offset by higher revenues from our inland transportation management services.

•	Revenues from our inland transportation management services increased by $2,602,637 from $2,183,213 for the year ended June 30, 2014 to $4,785,850 for the same period in 2015. The increase was due mainly to the delivery of inland transportation management services to a new customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014.
•	For the year ended June 30, 2015, we recognized revenues of $5,995,565 from our shipping agency services, as compared to $7,523,983 for the year ended June 30, 2014. The decrease was due mainly to the softening of the Chinese economy and its import of iron ore. The number of ships we served decreased from 312 to 125 for the years ended June 30, 2014 and 2015, respectively. For the year ended June 30, 2015, we provided loading/discharging services to 57 ships, as compared to 60 ships for the same period in 2014. In contrast, we only provided protective services to 68 ships for the year ended June 30, 2015 as compared to 252 ships for the same period in 2014.
•	Revenues from our ship management services were $190,088 from the closing date to June 30, 2015.
•

We did not provide any shipping and chartering services during the nine months ended March 31, 2015. However, from May 2015, through and including June 30, 2015, we generated revenues and gross profit of $349,125 and $166,475, for the year ended June 30, 2015, respectively. For the same period in 2014, we reported revenues of $1,937,196 for providing such services to the Zhiyuan Investment Group.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $1,040,431 or 9.2% from $11,344,262 for the year ended June 30, 2014 to $10,303,831 for the year ended June 30, 2015. This decrease was primarily due to decreases in our costs of revenues and selling expenses, as discussed below.

•	Costs of Revenues. Our cost of revenues decreased by $1,677,176 or 22.0% from $7,613,459 for the year ended June 30, 2014 to $5,936,283 for the year ended June 30, 2015. The decline in our overall cost of revenues was due mainly to lower revenues from our of shipping agency and shipping and chartering services; and the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

•	General and Administrative Expenses. Our general and administrative expenses increased by $833,660 or 24.0% from $3,470,669 for the year ended June 30, 2014 to $4,304,329 for the year ended June 30, 2015. This increase was mainly due to (1) increased business development expenses of $341,776, (2) increased legal, accounting and professional fees of $334,515, (3) recognition of stock-based compensation for common stock issued to consultants of $512,269. The increase of general and administrative expenses was partially offset by a decrease of $139,241 in salaries and benefits and trued up of certain old accounts receivable and payable of $245,058.

•	Selling Expenses. Our selling expenses decreased by $196,915 or 75.7% from $260,134 for the year ended June 30, 2014 to $63,219 for the year ended June 30, 2015, mainly due to lower commission payments related to the sales decrease, partially offset by increased commissions payments as a result of higher commission ratio.

Operating Income. We had an operating income of $1,016,797 for the year ended June 30, 2015, compared to an operating income of $300,130 for the comparable year ended June 30, 2014. The increase was due mainly to favorable service mix with strong margin contribution from the shipping and chartering and inland transportation management services.

Financial Income (Expense), Net. Our net financial income was $14,200 for the year ended June 30, 2015, compared to net financial expense $50,170 for the year ended June 30, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense or income reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax expense was $427,221 for the year ended June 30, 2015, compared to $79,823 for the year ended June 30, 2014. The increase in income tax expense was due mainly to the profitable inland transportation management services. As we had a tax expense of $543,921 and deferred tax benefit of $116,700, the income tax expense for the year ended June 30, 2015 was $427,221.

Net income. As a result of the foregoing, we had net income of $643,922 for the year ended June 30, 2015, compared to net income of $434,486 for the year ended June 30, 2014. After deduction of non-controlling interest, net income attributable to Sino-Global was $717,390 for the year ended June 30, 2015, compared to net income of $1,586,353 for the year ended June 30, 2014. With comprehensive income from foreign currency translation, comprehensive income attributable to Sino-Global was $784,204 for the year ended June 30, 2015, compared to comprehensive income of $1,556,180 for the year ended June 30, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from sales of our common stock. As of June 30, 2015, we had $730,322 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We had approximately 90.86% of our cash in banks located in New York, Canada, Australia and Hong Kong and had approximately 9.14% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2015	2014
Net cash used in operating activities	$(1,798,098)	$(1,242,471)
Net cash provided by (used in) investing activities	$593,929	$(1,361,034)
Net cash provided by financing activities	$967,820	$444,000
Net decrease in cash and cash equivalents	$(172,209)	$(2,146,300)
Cash and cash equivalents at the beginning of year	$902,531	$3,048,831
Cash and cash equivalents at the end of year	$730,322	$902,531

The following table sets forth a summary of our working capital:

	June 30, 2015	June 30, 2014	Diff.	%

Total Current Assets	$8,105,688	$4,957,798	$3,147,890	63.5%
Total Current Liabilities	$1,914,044	$1,230,795	$683,249	55.5%
Working Capital	$6,191,644	$3,727,003	$2,464,641	66.1%
Current Ratio	4.23	4.03	0.21	5.1%

Operating Activities

Net cash used in operating activities was $1,798,098 for the year ended June 30, 2015, as compared to net cash used in operating activities of $1,242,471 for the comparable period in 2014. The increase in our operating cash outflows was mainly attributable to an increase in accounts receivable of $2,633,716, an increase in due from related parties of $724,425, an increase in prepaid expense of $296,750, partially offset by an increase in taxes payable of $789,188, an increase in accounts payable of $292,832 for the year ended June 30, 2015.

Investing Activities

Net cash provided in investing activities was $593,929 compared to net cash used in investing activities of $1,361,034 for the years ended June 30, 2015 and 2014, respectively, The change was due mainly to collections from a related party of $1,113,599, partially offset by installment payments related to vessel acquisition of $516,229 for the year ended June 30, 2015, compared to payment to related party of $1,158,636 and acquisitions of fixed assets of $203,252 for the same period in 2014.

Financing Activities

Net cash provided by financing activities was $967,820 for the year ended June 30, 2015 from proceeds from our public offering of 647,000 shares of common stock on July 2, 2014.

Working Capital

Total working capital amounted to $6,191,644 as at June 30, 2015 compared to $3,727,003 as at June 30, 2014. Total current assets increased by $3,147,890 or 63.5% from $4,957,798 as at June 30, 2014 to $8,105,688 as at June 30, 2015. Increase in total current assets is due mainly to an increase in accounts receivable of $2,600,334 and an increase in prepaid expense and other current assets of $1,048,880, offset by a decrease in due from related parties of $389,174 and a decrease in cash and cash equivalents of $172,209.

Current liabilities amounted to $1,914,044 as at June 30, 2015, in comparison to $1,230,795 as at June 30, 2014. Total current liabilities increased by $683,249 or 55.5% primarily because of an increase in taxes payable of $789,191 and an increase in accounts payable of $292,832, offset by a decrease in other current liabilities of $282,032 and accrued expenses of $154,466.

As a result of the overall increase in our current assets, the current ratio increased from 4.03 at June 30, 2014 to 4.23 at June 30, 2015.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through August 31, 2019. Below is a summary of our company’s contractual obligations and commitments as of June 30, 2015:

Amount

Twelve months ending June 30,

2016	$168,345
2017	99,885
2018	65,711
2019	67,492
Thereafter	11,298
$412,731

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2015, the Company has estimated its severance payments of approximately $38,100, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

Evaluation of Disclosure Controls and Procedures

Our Company maintains controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2015, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015. In making this assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2015, its internal control over financing reporting is effective based on those criteria.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of fiscal 2015 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age — 51

Director since 2001

Mr. Cao is our Chief Executive Officer and a Director. Mr. Cao founded our company in 2001 and has been the Chief Executive Officer since that time. Mr. Cao has been Chief Executive officer of our company since its formation. Prior to founding our company, Mr. Cao was a Chief Representative of Wagenborg-Lagenduk Scheepvaart BV, Holland, from 1992 – 1993, Director of the Penavico-Beijing’s shipping agency from 1987 through 1992, and a seaman for Cosco-Hong Kong from 1984 through 1987. Mr. Cao received his EMBA degree in 2009 from Shanghai Jiao Tong University. Mr. Cao was chosen as a director because he is the founder of our company and we believe his knowledge of our company and years of experience in our industry give him the ability to guide our company as a director.

Anthony S. Chan

Executive Vice President, Acting Chief Financial Officer and Director

Age — 51

Director since 2014

Mr. Chan has served as our Acting Chief Financial Officer and Executive Vice President and a director since 2014. He is a CPA licensed in New York with over 25 years of professional experience in auditing, SEC reporting, mergers and acquisitions (M&A), SOX compliance, internal controls and risk management. Mr. Chan has advised and audited public companies and privately-held organization across various industries including manufacturing, shipping, media and publishing, entertainment, communications, insurance, and real estate. Prior to joining us in 2013, Mr. Chan was an audit partner specializing in the delivery of assurance and advisory services to public companies with operations in China. From 2012 until 2013, Mr. Chan was an audit partner with UHY LLP. From 2011 until 2012, he was an audit partner at Friedman LLP. From 2007 through 2011, he was a partner at Berdon LLP, an auditing firm. In addition, Mr. Chan was a former divisional CFO for a publicly traded company and had spent more than a decade at Big Four accounting firms delivering quality assurance and M&A consulting services. His international experience also includes providing financial due diligence for strategic and financial buyers on various cross-border opportunities in mainland China, Taiwan, Finland, Mexico, and Puerto Rico. Mr. Chan is a Director on the Board of Directors of the New York State Society of Certified Public Accountants and a member of the editorial board for The CPA Journal. Mr. Chan was chosen as a director because of his expertise with auditing, SEC reporting, internal control procedures, M&A transactions and his business restructuring experience.

Jing Wang

Independent Director

Age — 67

Director since 2007

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

Tieliang Liu

Independent Director

Age — 55

Director since 2013

Dr. Liu currently serves as the vice president in charge of accounting and finance to China Sun-Trust Group Ltd. and has held this position since 2001. Dr. Liu was a financial controller for Huaxing Group Ltd from 1998 to 2001. From 1996 through 1998, he was the chief accountant of China Enterprise Consulting Co., Ltd. Before working in industry, Dr. Liu taught accounting and finance in a university for more than ten years and has published tens of books and articles. Dr. Liu is a CPA in China. He received a PhD, master and bachelor degrees from Tianjin University of Finance and Economics. Dr. Liu has been chosen to serve as a director because of his accounting and business knowledge and experience in working with small and medium-sized companies.

Ming Zhu

Independent Director

Age — 56

Director since 2014

Mr. Zhu has been an international business consultant with RMCC Investment LLC, a Richmond, Virginia based consulting firm, since 1994. Mr. Zhu holds a master’s degree in tourism and business from Virginia Commonwealth University. Mr. Zhu has also served as an independent director at eFuture Information Technology Inc. since 2007 and as an independent director of Tri-Tech Holding, Inc. since 2012. Mr. Zhu was chosen as a director because of his experience with public companies and knowledge of our company.

Zhikang Huang

Chief Operating Officer

Age — 38

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

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Mr. Anthony S. Chan, our Executive Vice President and Acting Chief Financial Officer and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2015 and 2014. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

					Securities-
					based	All other
Name	Year	Salary	Bonus		Compensation	compensation	Total
Lei Cao,	2015	$180,000	—		—	—	$180,000
Principal Executive Officer	2014	$180,000	—		—	—	$180,000
Anthony S. Chan,	2015	$200,000	$50,000		—	—	$250,000
Acting Chief Financial Officer	2014	$150,000	$100,000	(1)	—	—	$250,000
Zhikang Huang,	2015	$100,000	—		—	—	$100,000
Chief Operating Officer	2014	$100,000	—		—	—	$100,000

(1)	In connection with hiring Mr. Chan in September 2013, we paid him a one-time hiring bonus in fiscal 2014.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2015, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Mr. Anthony S. Chan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	36,000	—	—	$7.75	May 19, 2018
Anthony S. Chan,
Acting Chief Financial Officer	—	—	—	—	—
Zhikang Huang,
Chief Operating Officer	—	—	—	—	—

(1)	Our Company has not made any stock awards to any named executive officer. For this reason, we have excluded the following columns from this table: (g) Number of shares or units of stock that have not vested (#); (h) Market value of shares of units of stock that have not vested ($); (i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#); and (j) Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($).

Director Compensation (1)

Name	Fees earned or paid in cash ($)	All other compensation ($) (2)	Total ($)
Dennis O. Laing (3)	5,000	—	5,000
Tieliang Liu	20,000	—	20,000
Jing Wang	20,000	—	20,000
Ming Zhu	20,000	—	20,000

(1)	This table does not include Mr. Lei Cao, our Principal Executive Officer, who was director and named executive officer, because Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.
(2)	We did not grant any stock awards, option awards, non-equity incentive plan compensation awards or nonqualified deferred compensation earnings awards to any of our directors in fiscal year 2015; accordingly, we have excluded such columns from the above table. We granted options to purchase 10,000 shares of our common stock to each of Mr. Dennis Laing and Mr. Jing Wang on May 20, 2008. We granted options to purchase 10,000 shares of our common stock to Mr. Tieliang Liu on January 31, 2013. No value is reflected for the awards in this table because the grant date fair value of all grants was reflected in the year of the applicable grant.
(3)	Mr. Dennis O. Laing retired as a director effective as of August 15, 2014.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. ]

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

The below table reflects the ownership of our common stock by officers, directors and holders of more than five percent of our common stock. Percentages are based on 8,370,841 shares issued and outstanding as of September 15, 2015.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao(1)(2)	common	1,366,040	16.25%
Mr. Mingwei Zhang(3)	common	0	*
Mr. Jing Wang (1)(4)	common	10,000	*
Mr. Dennis O. Laing (1)(4)	common	10,000	*
Mr. Liu Tieliang (1)(5)	common	4,000	*
Mr. Ming Zhu(1)	common	0	*
Total Officers and Directors (5 individuals)	common	1,388,040	16.54%

Other Five Percent Shareholders
Mr. Zhong Zhang(6)	common	1,800,000	21.50%
Rong Yao International Shipping Limited (7)	common	1,200,000	14.34%
Mr. Weixiong Yang (8)	common	500,000	5.97%

______________

*             Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.
(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(3)	Mr. Zhang as an officer and director during fiscal year 2014. He previously held options to purchase 36,000 shares of the Company’s common stock, all of which have expired unexercised as of the date of this filing.
(4)	Mr. Wang and Mr. Laing each has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested. Mr. Laing has resigned from our Board of Directors but, as of the date of this filing, his vested options have not yet expired.
(5)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 4,000 of which have vested as of the date of this 10-K.
(6)	Mr. Zhang’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.
(7)	Rong Yao International Shipping Ltd., a Hong Kong corporation is owned solely by Zhou Shan City Xin Mao Digital Electronics Co., Ltd., a PRC company (“Zhou Shan”), and that the Vessel Seller and Zhou Shan each have voting and dispositive power of all such 1.2 million shares of our common stock, and its principal place of business is Room D, 101F, Tower A, Billion Centre, 1 Wang Kwong Road, Kowloon Bay, Kowloon, Hong Kong.
(8)	Mr. Weixiong Yang’s address is 8/F, Yaoda Building, 289 Shifu Road, Taizhou, Zhehiang Province, China 31800.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). Zhiyuan is owned by Mr. Zhang, the largest shareholder of the Company. For the year ended June 30, 2013, we had no business transaction with Zhiyuan. Before Mr. Zhang was a shareholder of the Company, he agreed with the Company to cause Zhiyuan to procure certain services from the Company. The 5-year global logistic service agreement details the nature of such cooperation between Zhiyuan and the Company. Thus, while Mr. Zhang’s initial agreement to direct business to the company was made when he was not a related party, the subsequent agreement was entered after he was a related party. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyuan on an as-needed basis. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. For the year ended June 30, 2015, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at June 30, 2015 was $ $2,609,831. In September 2015, the Company collected RMB 1 million from the Zhiyuan Investment Group to reduce the outstanding trade receivables.

As of June 30, 2015 and 2014, the Company is owed $174,759 and $252,815 respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company expects the entire amount to be repaid without interest during fiscal year 2016.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2015. Audit services provided by Friedman LLP for fiscal 2015 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal 2015 and 2014, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $190,000 and $130,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (2)
10.9	The Company’s 2014 Stock Incentive Plan. (3)
10.10	Asset Purchase Agreement by and between Sino-Global and the selling shareholder dated April 10, 2015. (4)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company.(5)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
99.1	Press release dated September 18, 2015 titled "Sino-Global Announces Fiscal 2015 Financial Results."(5)
101.INS	XBRL Instance Document.(5)
101.SCH	XBRL Taxonomy Extension Schema.(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(5)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-199160
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 18, 2015	By:	/s/ Anthony S. Chan
Anthony S. Chan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

September 18, 2015	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

September 18, 2015	By:	/s/ Jing Wang
Jing Wang
Independent Director

September 18, 2015	By:	/s/ Ming Zhu
Ming Zhu
Independent Director

September 18, 2015	By:	/s/ Tieliang Liu
Tieliang Liu
Independent Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows and changes in equity for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 18, 2015

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$730,322	$902,531
Advances to suppliers	50,975	8,482
Accounts receivable, less allowance for doubtful accounts of $477,240 and $443,858 as of June 30, 2015 and 2014, respectively	3,082,219	481,885
Other receivables, less allowance for doubtful accounts of $241,604 and $250,100 as of June 30, 2015 and June 30,2014, respectively	191,972	174,406
Prepaid expense and other current assets	1,265,609	216,729
Due from related parties	2,784,591	3,173,765

Total Current Assets	8,105,688	4,957,798

Property and equipment, net	214,003	294,722
Prepaid expenses - noncurrent	436,351	280,800
Other long-term assets	2,773,908	16,734
Deferred tax assets	280,600	163,900

Total Assets	$11,810,550	$5,713,954

Liabilities and Equity
Current liabilities
Advances from customers	$126,201	$88,477
Accounts payable	691,588	398,756
Accrued expenses	23,411	177,877
Taxes payable	996,648	207,457
Other current liabilities	76,196	358,228

Total Current Liabilities	1,914,044	1,230,795

Total Liabilities	1,914,044	1,230,795

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 7,996,032 and 5,229,032 shares issued as of June 30, 2015 and 2014; 7,870,841 and 5,103,841 outstanding as of June 30, 2015 and 2014	16,303,327	11,662,157
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(2,552,870)	(3,270,260)
Accumulated other comprehensive income	91,432	24,618
Unearned stock-based compensation	(7,760)	(11,640)

Total Sino-Global Shipping America Ltd. Stockholders' equity	14,606,444	9,177,190

Non-controlling Interest	(4,709,938)	(4,694,031)

Total Equity	9,896,506	4,483,159

Total Liabilities and Equity	$11,810,550	$5,713,954

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2015	2014

Net revenues	$11,320,628	$11,644,392

Cost of revenues	(5,936,283)	(7,613,459)
Gross profit	5,384,345	4,030,933

General and administrative expenses	(4,304,329)	(3,470,669)
Selling expenses	(63,219)	(260,134)
	(4,367,548)	(3,730,803)

Operating income	1,016,797	300,130

Financial income (expense), net	14,200	(50,170)
Other income, net	40,146	264,349
	54,346	214,179

Net income before provision for income taxes	1,071,143	514,309

Income tax expense	(427,221)	(79,823)

Net income	643,922	434,486

Net loss attributable to non-controlling interest	(73,468)	(1,151,867)

Net income attributable to Sino-Global Shipping America, Ltd.	$717,390	$1,586,353

Comprehensive income
Net income	$643,922	$434,486
Foreign currency translation gain	124,375	1,493
Comprehensive income	768,297	435,979
Less: Comprehensive loss attributable to non-controlling interest	(15,907)	(1,120,201)

Comprehensive income attributable to Sino-Global Shipping America, Ltd.	$784,204	$1,556,180

Earnings per share
-Basic and diluted	$0.11	$0.34

Weighted average number of common shares used in computation
-Basic and diluted	6,443,096	4,721,923

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2015	2014

Operating Activities

Net income	$643,922	$434,486
Adjustment to reconcile net income to net cash used in operating activities
Amortization of stock-based compensation to consultants	512,269	-
Amortization of stock option expense	3,880	3,880
Depreciation and amortization	165,088	155,657
Provision for (recovery of) doubtful accounts	33,382	(246,206)
Deferred tax benefit	(116,700)	(50,445)
Gain on disposition of property and equipment	(20,693)	(385)
Changes in assets and liabilities
(Increase) decrease in advances to suppliers	(42,493)	223,290
(Increase) decrease in accounts receivable	(2,633,716)	201,155
(Increase) decrease in other receivables	(17,566)	16,154
Increase in other current assets	-	(17,041)
(Increase) decrease in prepaid expense	(296,750)	26,288
(Increase) decrease in other long-term assets	(20,943)	1,544
Increase in due from related parties	(724,425)	(1,473,752)
Increase (decrease) in advances from customers	37,724	(506,066)
Increase (decrease) in accounts payable	292,832	(230,745)
Decrease (increase) in accrued expenses	(154,466)	126,525
Increase in taxes payable	789,188	201,375
Decrease in other current liabilities	(248,631)	(108,185)

Net cash used in operating activities	(1,798,098)	(1,242,471)

Investing Activities
Acquisitions of property and equipment	(84,102)	(203,252)
Proceeds from sale of fixed assets	80,661	854
Received from (Payment to) related party	1,113,599	(1,158,636)
Installment payment related to vessel acquisition	(516,229)	-

Net cash provided by ( used in) investing activities	593,929	(1,361,034)

Financing Activities
Proceeds from issuance of common stock	967,820	444,000

Net cash provided by financing activities	967,820	444,000

Effect of exchange rate fluctuations on cash and cash equivalents	64,140	13,205

Net decrease in cash and cash equivalents	(172,209)	(2,146,300)

Cash and cash equivalents at beginning of year	902,531	3,048,831

Cash and cash equivalents at end of year	$730,322	$902,531

Supplemental information:
Income taxes paid	$8,104	$24,841
Non-cash transactions of operating activities:
Settlement of related accounts receivable and payable	$-	$2,589,739
Common stock issued for unearned stock-based compensation	$1,419,950	$468,000
Shares issued for LSM acquisition	$33,400	$-
Share issued for Vessel acquisition	$2,220,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Unearned stock-based compensation	Total stockholders' Equity	Non-controlling interest	Total Equity
	Shares	Amount

Balance as of June 30, 2013	4,829,032	$10,750,157	$1,144,842	$(372,527)	$(4,856,613)	$54,791	$(15,520)	$6,705,130	$(3,573,830)	$3,131,300

Issuance of common stock	400,000	912,000						912,000		912,000
Amortization of stock options							3,880	3,880		3,880
Foreign currency translation						(30,173)		(30,173)	31,666	1,493
Net income					1,586,353			1,586,353	(1,151,867)	434,486
Balance as of June 30, 2014	5,229,032	$11,662,157	$1,144,842	$(372,527)	$(3,270,260)	$24,618	$(11,640)	$9,177,190	$(4,694,031)	$4,483,159
Issuance of common stock	2,767,000	4,641,170						4,641,170		4,641,170
Amortization of stock options							3,880	3,880		3,880
Foreign currency translation						66,814		66,814	57,561	124,375
Net income					717,390			717,390	(73,468)	643,922
Balance as of June 30, 2015	7,996,032	$16,303,327	$1,144,842	$(372,527)	$(2,552,870)	$91,432	$(7,760)	$14,606,444	$(4,709,938)	$9,896,506

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

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company used to provide its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts, since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of June 30, 2015.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. The Company’s shipping and chartering services as well as its ship management services are operated by its HK subsidiary. The Company’s inland transportation management services are operated by its subsidiary in China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Certain prior year balances were reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations or cash flows.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Consolidated Balance Sheets are as follows:

	June 30,	June 30,
	2015	2014

Total current assets	$59,069	$173,273
Total assets	189,499	419,048
Total current liabilities	19,732	312,521
Total liabilities	19,732	312,521

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

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollars (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada and Trans Pacific Beijing in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates for the years ended June 30, 2015 and June 30, 2014 are as follows:

	June 30,
	2015		2014
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.1988	6.1877	6.2043	6.1374
1AUD:USD	1.2986	1.2027	1.0609	1.0898
1HKD:USD	7.7520	7.7537	7.7503	7.7552
1CAD:USD	1.2475	1.1740	1.0672	1.0704

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of June 30, 2015 and 2014, cash balances of $65,191 and $262,885, respectively, are not insured by the Federal Deposit Insurance Corporation or other programs.

(g) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of June 30, 2015 and 2014, the allowance for doubtful accounts totaled $477,240 and $443,858, respectively.

(h) Property and Equipment, net

Net property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

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

(i) Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

●	Revenues from ship management services are recognized when the related contractual services are rendered.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2015 and 2014, respectively.

Income tax returns for the years prior to 2012 are no longer subject to examination by US tax authorities.

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

(k) Earnings per Share (“EPS”)

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive as the exercise prices for such options and warrants were at least equal to the closing price of our common stock on June 30, 2015.

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were at least equal to the closing price of our common stock on June 30, 2015.

(l) Comprehensive Income

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

(o) Business Combinations

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

(p) Reclassifications

Other current liabilities in the prior period have been reclassified to taxes payable and other current liabilities. Prepaid expense in the prior period has been reclassified to indicate the noncurrent portion. The reclassification has no effect on the previously reported total assets, liabilities, equity, results of operations and cash flows.

(q) Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on the Company’s condensed consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

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

	As of and for the Year Ended June 30, 2015
	SINO Group	LSM	Elimination	Combined
Revenues	$11,130,540	$285,042	$-	$11,415,582
Cost of revenues	$5,839,839	$144,621	$-	$5,984,460
Gross profit	$5,290,701	$140,421	$-	$5,431,122
Net income	$551,691	$136,308	$-	$687,999
Total assets	$11,843,612	$394	$(33,456)	$11,810,550
Total Liabilities	$1,911,890	$2,154	$-	$1,914,044

	As of and for the Year Ended June 30, 2014
	SINO Group	LSM	Elimination	Combined
Revenues	$11,644,392	$-	$-	$11,644,392
Cost of revenues	$7,613,459	$-	$-	$7,613,459
Gross profit	$4,030,933	$-	$-	$4,030,933
Net income	$434,486	$-	$-	$434,486
Total assets	$5,713,954	$-	$-	$5,713,954
Total Liabilities	$1,230,795	$-	$-	$1,230,795

Due to concerns of the financial viability of the vessel owners and their ability to pay ship management fees to the Company, Sino-Global stopped providing ship management services to these owners since early January 2015. While the Company does not currently serve any other customers in this business segment, it is in discussions with a number of potential customers to provide such services.

In April 2015, the Company and Mr. Wang executed a satisfaction agreement whereby Sino-Global shall release from escrow 20,000 shares of its restricted common stock as full payment for the Company’s acquisition of LSM to Mr. Wang. In June 2015, the remaining 30,000 shares were cancelled.

4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers is as follows:

	June 30,	June 30,
	2015	2014

Sainuo Investment Management Ltd	$48,396	$-
Others	2,579	8,482
Total	$50,975	$8,482

On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. ( “Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates, performance of required due diligence and other business advisory services. Pursuant to the service agreement, Sainuo will be paid a service fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB 3.5 million to Sainuo in accordance with the service agreement. In connection with the Company’s decision to acquire Rong Zhou (see note 9), a small oil/chemical product tanker identified by Sainuo as an acquisition candidate (the “Vessel Acquisition”), Sainuo, the Vessel Seller and Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB 300,000 from the Company and remit RMB 3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. The Company will expense its advance of RMB 300,000 (US $48,396) to Sainuo upon the earlier of the closing of the Vessel Acquisition or Sainuo’s completion of the agreed-upon advisory services.

5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	June 30,	June 30,
	2015	2014

Trade accounts receivable	$3,559,459	$925,743
Less: allowances for doubtful accounts	(477,240)	(443,858)
Accounts receivables, net	$3,082,219	$481,885

In September 2015, the Company collected RMB 2 million from a major customer to reduce the outstanding trade receivables.

6. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

Other receivables represent mainly travel and business advances to employees, as well as deposit. Other current liabilities represent mainly payroll and welfare payable and other miscellaneous items.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	June 30,	June 30,
	2015	2014

Consultant fees (See note 11)	$1,375,681	$468,000
Advance to employees	166,772	-
Insurance	77,584	-
Legal	-	24,802
Other	81,923	4,727
Total	1,701,960	497,529
Less current portion	1,265,609	216,729
Total noncurrent portion	$436,351	$280,800

8. PROPERTY AND EQUIPMENT, NET.

Net property and equipment are as follows:

	June 30,	June 30,
	2015	2014

Land and building	$217,144	$216,951
Motor vehicles	534,825	710,148
Computer equipment	146,739	133,145
Office equipment	62,745	50,790
Furniture and fixtures	156,085	100,021
System software	128,286	128,178
Leasehold improvement	68,758	68,697

Total	1,314,582	1,407,930

Less: Accumulated depreciation and amortization	1,100,579	1,113,208

Property and equipment, net	$214,003	$294,722

Depreciation and amortization expense for the years ended June 30, 2015 and 2014 was $165,088 and $155,657, respectively.

9. OTHER LONG-TERM ASSETS

The Company’s other long-term assets is as follows:

	June 30,	June 30,
	2015	2014

Installment payment related to Vessel acquisition	$2,736,229	$-
Rent deposit	37,679	16,734
Total	$2,773,908	$16,734

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. In addition, the Company previously advanced RMB 3.5 million to third-party Sainuo for identification of suitable acquisition candidate. In connection with a settlement agreement with Sainuo as discussed in Note 4, Sainuo transferred RMB 3.2 million to the Vessel Seller. As of June 30, 2015, total installment payment for the Vessel of $2,736,229 is made of the agreed-upon value of $2,220,000 related to the 1.2 million shares of Sino-Global’s restricted common stock issued to the Vessel Seller and RMB 3.2 million (US $516,229) remitted by Sainuo to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price.

10. STOCK-BASED COMPENSATION

On January 31, 2013, the Company issued options to a member of the audit committee to purchase 10,000 shares of the Company’s common stock. On January 1, 2013, options to purchase 46,000 shares of common stock were cancelled due to resignation of one employee and one member of the audit committee from the Company. Accordingly, the Company reversed the unvested amount of $46,954 from unearned stock-based compensation. On January 31, 2014, options to purchase 36,000 shares of common stock were cancelled due to resignation of one officer and director from the Company. As the options were fully vested, this did not result in any reversal of stock-based compensation.

A summary of the options is presented in the table below:

	June 30, 2015		June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	66,000	$6.88	102,000	$6.90
Granted	-	-	-	-
Canceled, forfeited or expired	-	$-	(36,000)	$7.75

Options outstanding, end of year	66,000	$6.88	66,000	$6.88

Options exercisable, end of year	60,000	$7.37	58,000	$7.55

Following is a summary of the status of options outstanding and exercisable at June 30, 2015:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	3.0 years	$7.75	56,000	3.0 years
$2.01	10,000	2.6 years	$2.01	4,000	2.6 years
	66,000			60,000

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

The fair value of share-based compensation was estimated using the Black-Scholes option pricing model. The aggregate fair value of $7,760 and $11,640 at June 30, 2015 and 2014, respectively, is presented as “Unearned Stock-based Compensation”. The Company amortized stock option expenses of $3,880 and $3,880 for the years ended June 30, 2015 and 2014, respectively.

The fair value of stock options granted was calculated at the grant date using the Black−Scholes option−pricing model with the following assumptions:

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

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2015:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	3.0 years

11. EQUITY TRANSACTIONS

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

The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014, pursuant to which the consultants should assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of proforma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on August 29, 2014 at $1.68 per share. Their service agreements are for the period July 1, 2014 to December 31, 2016. The related consulting fees have been and will be ratably charged to expense over the term of the agreements.

On August 22, 2014, the Company issued 50,000 shares of the Company’s common stock to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM (see Note 3, Acquisition of Longhe Ship Management Company). Pursuant to the satisfaction agreement executed in April 2015, Sino-Global released from escrow to Mr. Wang 20,000 shares of its common stock as full payment for the Company’s acquisition of LSM. The remaining 30,000 shares that were previously issued but held in escrow were cancelled on June 10, 2015.

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. Pending completion of the Vessel Acquisition, the Company’s Board of Directors approved the Company’s entry into time-chartering arrangements to facilitate the transition of the management and operation of the Vessel. Pursuant to the time chartering agreements, the Vessel Seller time-chartered the Vessel to the Company for a two-year period, and the Company time-chartered the Vessel to a third-party charterer also for a two-year period (the “Sino Time Charter Agreement”), with both time chartering agreements commencing on May 20, 2015. Under the terms of the chartering agreements, the third party charterer will pay the Company $7,500 per day, and the Company will in turn pay to the Vessel Seller $3,500 per day.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants should assist the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address any technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants. Their service agreements are for a period of 18 months, effective May 2015. The related consulting fees will be ratably charged to expense over the term of the agreements. The value of their consulting services was determined using the fair value of the Company’s common stock of $1.50 per share when the shares were issued to the consultants.

12. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,	June 30,
	2015	2014

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(67,640)	(64,872)
Accumulated deficit	(5,018,688)	(5,006,843)
	(4,728,884)	(4,714,271)
Trans Pacific Logistics Shanghai Ltd.	18,946	20,240
Total	$(4,709,938)	$(4,694,031)

13. COMMITMENTS AND CONTINGENCY

(a) Office leases

The Company leases certain office premises and apartments for employees under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending June 30,

2016	$168,345
2017	99,885
2018	65,711
2019	67,492
Thereafter	11,298
$412,731

Rent expense for the years ended June 30, 2015 and 2014 was $205,838 and $205,753, respectively.

(b) Contingency

The Labor Contract Law of the People’s Republic of China requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2015, the Company has estimated its severance payments of approximately $38,100, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

14. INCOME TAXES

Income tax expense for the years ended June 30, 2015 and 2014 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the years ended June 30,
	2015	2014
	%	%

U.S. expected federal income tax benefit	35.0	35.0
U.S. state, local tax net of federal benefit	10.9	10.9
U.S. permanent difference	(0.2)	(0.3)
U.S. temporary difference	(45.7)	(45.5)
Permanent differences related to other countries	(28.3)	0.9
Hong Kong statutory income tax rate	(16.5)	(16.5)
Hong Kong income tax benefit	4.9	-
Total tax expense	(39.9)	(15.5)

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax expense for the years ended June 30, 2015 and 2014 are as follows:

	For the years ended June 30,
	2015	2014

Current
USA	$-	$-
Hong Kong	(23,963)	(130,268)
China	(519,958)	-
	(543,921)	(130,268)

Deferred
USA	116,700	50,330
Other countries	-	115
	116,700	50,445

Total	$(427,221)	$(79,823)

Deferred tax assets are comprised of the following:

	For the years ended June 30,
	2015	2014

Allowance for doubtful accounts	$248,000	$224,000
Stock-based compensation	382,000	411,000
Net operating loss	2,176,000	1,004,000
Total deferred tax assets	2,806,000	1,639,000
Valuation allowance	(2,525,400)	(1,475,100)
Deferred tax assets, net - long-term	$280,600	$163,900

Operations in the USA have incurred a cumulative net operating loss of approximately $5,590,560 as of June 30, 2015, which may be available to reduce future taxable income. This carry-forward will expire if not utilized by 2035. Deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $248,000, $382,000 and $2,176,000 have been recorded respectively. 90% of the deferred tax assets balance has been provided as a valuation allowance as of June 30, 2015 based on management’s estimate.

Taxes payable consist of the following:

	June 30,	June 30,
	2015	2014

VAT tax payable	$296,935	$67,315
Corporate income tax payable	664,132	130,770
Others	35,581	9,372
Total	$996,648	$207,457

15. CONCENTRATIONS

Major Customer

For the year ended June 30, 2015, two customers accounted for approximately 23% and 20% of the Company’s revenues, respectively. At June 30, 2015, these two customers accounted for approximately 94% and 71% of the Company’s due from related parties and accounts receivable, respectively. For the year ended June 30, 2014, two customers accounted for approximately 35% and 18% of the Company’s revenues, respectively. At June 30, 2014, these two customers accounted for approximately 57% and 15% of the Company’s due from related parties and accounts receivable, respectively.

Major Suppliers

For the year ended June 30, 2015, two suppliers accounted for 51% and 14% of the total cost of revenues, respectively. For the year ended June 30, 2014, two suppliers accounted for 21% and 12% of the total cost of revenues, respectively.

16. SEGMENT REPORTING

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

The following tables present summary information by segment for the years ended June 30, 2015 and 2014, respectively:

	For the Year Ended June 30, 2015
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$6,185,653	$349,125	$4,785,850	$11,320,628
Cost of revenues	$4,998,030	$182,650	$755,603	$5,936,283
Gross profit	$1,187,623	$166,475	$4,030,247	$5,384,345
Depreciation and amortization	$154,000	$176	$10,912	$165,088
Total capital expenditures	$84,102	$-	$-	$84,102
Total assets	$4,961,011	$130,915	$6,718,624	$11,810,550

	For the Year Ended June 30, 2014
	Shipping Agency and Ship Management Service	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$7,523,983	$1,937,196	$2,183,213	$11,644,392
Cost of revenues	$6,010,058	$1,291,048	$312,353	$7,613,459
Gross profit	$1,513,925	$646,148	$1,870,860	$4,030,933
Depreciation and amortization	$120,095	$875	$34,687	$155,657
Total capital expenditures	$192,434	$-	$10,818	$203,252
Total assets	$3,094,804	$425,410	$2,193,740	$5,713,954

17. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhang, the largest shareholder of the Company. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with the Zhiyuan Investment Group whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group on an as-needed basis. At June 30, 2014, the net amount due from the Zhiyuan Investment Group was $2,920,950. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. For the year ended June 30, 2015, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at June 30, 2015 was $2,609,831. In September 2015, the Company collected RMB 1 million from the Zhiyuan Investment Group to reduce the outstanding trade receivables.

As of June 30, 2015 and 2014, the Company is owed $174,759 and $252,815, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company expects the entire amount to be repaid without interest during fiscal year 2016.

18. SUBSEQUENT EVENT

On July 10, 2015, the Company sold 500,000 restricted shares of its common stock to Mr. Weixiong Yang, a vessel owner based in the PRC in a private sale transaction. The aggregate offering price of the shares was $691,600, which was paid in cash. There were no underwriting discounts or commissions. The sale of stock was completed pursuant to an exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The shares were issued on July 13, 2015.

