Form 10-Q
period 2015-09-30
Sino-Global Shipping America, Ltd.
filed 2015-11-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 50,000,000 shares of common stock, without par value per share, and 2,000,000 shares of preferred stock, without par value per share. As of the date of this report, the Company has 8,358,575 issued and outstanding shares of common stock and no shares of preferred stock.

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

Overview

Founded in the US in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in Mainland China, Hong Kong, Australia, Canada and New York. A significant portion of our business is generated from clients located in China. The shipping agency business is operated by our subsidiaries in Hong Kong and Australia. The ship management services are operated by our subsidiary in Hong Kong. The shipping and chartering services are operated via our headquarter in the US and our HK subsidiary. The inland transportation management services are operated by our subsidiary in China, Trans Pacific Beijing (as defined below).

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

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services. Historically, we were in the business of solely providing shipping agency services. With the support of our largest shareholder, Mr. Zhong Zhang and the company he controls, Tianjin Zhi Yuan Investment Group Co. Ltd. (the “Zhiyuan Investment Group”), we expanded our service platform during fiscal year 2014 to include shipping and chartering services (launched during the quarter ended September 30, 2013) and inland transportation management services (launched during the quarter ended December 31, 2013). With the acquisition of Longhe Ship Management (Hong Kong) Co. Limited (“LSM”), a ship management company that is based in Hong Kong, we added ship management services to our service platform in September 2014.

The following table presents summary information by segment for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015				For the three months ended September 30, 2014
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management Services	Chartering Services	Management Services	Consolidated	Management Services	Chartering Services	Management Services	Consolidated
Revenues	$1,059,385	$446,218	$1,193,615	$2,699,218	$1,659,291	$-	$946,634	$2,605,925
Cost of revenues	$847,613	204,510	$188,553	$1,240,676	$1,283,505	-	$125,648	$1,409,153
Gross profit	$211,772	241,708	$1,005,062	$1,458,542	$375,786	-	$820,986	$1,196,772
Gross margin	20.0%	54.2%	84.2%	54.0%	22.6%	-	86.7%	45.9%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

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

For the three months ended September 30, 2015 and 2014, our shipping agency revenues were $1,059,385 and $1,659,291, respectively. The decline in revenues was due mainly to the decrease in the total number of ships we served - from 70 for the three months ended September 30, 2014 to 10 for the same period in 2015. Decreases in the number of ships served were driven by the decline in overall imports by China and intense competition in the industry, with established and new competitors offering rates that in many cases are much lower than we can offer.

	For the three months ended September 30,
	2015	2014	Change	%
Number of ships served
Loading/discharging	10	15	(5)	(33)
Protective	-	55	(55)	(100)
Total	10	70	(60)	(86)

•	Ship Management Services

We acquired LSM from Mr. Deming Wang on September 8, 2014. From September to December 2014, LSM managed seven vessels and outsourced the actual ship management duties (which include among other things, crew, technical and insurance arrangements) to Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. Based on industry publications and information received from third parties, we grew concerned about the financial viability of vessel owners who were our customers and determined to suspend service to such customers since early January 2015. Because we acted swiftly to suspend such services, we avoided any payment and collection issues with these customers. While we do not currently serve any other customers in this business segment, we are in discussions with a number of potential customers to provide such services. The ship management services generated revenues of zero for the three months ended September 30, 2015 and $47,587 from September 8, 2014 to September 30, 2014.

(2) Revenues from Shipping and Chartering Services

On April 10, 2015, we entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited (the “Vessel Seller”) regarding the acquisition (the “Acquisition”) of Rong Zhou, a small oil/chemical vessel (the “Vessel”). Pending completion of the Acquisition, our Board of Directors approved the entry into chartering arrangements to facilitate the transition of the management and operation of the Vessel. Accordingly, the Vessel Seller has time-chartered the Vessel to us for a two-year period, and we have time-chartered the Vessel to a third-party charterer also for a two-year period, both commencing on May 20, 2015. Under the terms of these chartering agreements, the third-party charterer will pay us at the rate of $7,500 per day, and we will, in turn, pay the Vessel Seller at the rate of $3,500 per day. The time charter agreements generated revenues of approximately $0.45 million and gross profit of approximately $0.24 million for the three months ended September 30, 2015. We did not deliver any shipping and chartering services during the three months ended September 30, 2014.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014. For the three months ended September 30, 2015 and 2014, the inland transportation management services generated revenues of $1,193,615 and $946,634, respectively; and gross profit of $1,005,062 and $820,986, respectively.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses (“G&A expenses”), and selling expenses. As a result of a change in our service mix year over year toward lower cost services, we were able to reduce our total operating costs and expenses by $219,156 for the three months ended September 30, 2015 as compared to the same period of 2014.

The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the three months ended September 30,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	2,699,218	100.0%	2,605,925	100.0%	93,293	3.6%
Cost of revenues	1,240,676	46.0%	1,409,153	54.1%	(168,477)	-12.0%
Gross margin	54.0%		45.9%		8.1%

General and administrative expenses	930,842	34.5%	939,805	36.1%	(8,963)	-1.0%
Selling expenses	14,623	0.5%	56,339	2.2%	(41,716)	-74.0%
Total Costs and Expenses	2,186,141	81.0%	2,405,297	92.3%	(219,156)	-9.1%

•	Costs of Revenues

Our overall cost of revenues as a percentage of our total revenues decreased from 54.1% to 46.0% for the three months ended September 30, 2014 and 2015, respectively. Likewise, our gross margin increased from 45.9% to 54.0% for the three months ended September 30, 2014 and 2015, respectively. The improvement in our overall gross margin was due mainly to strong margin contribution from the inland transportation management services and shipping and chartering services during the three months ended September 30, 2015, as these new business segments feature much lower overhead than our shipping agency business.

•	General and Administrative Expenses.

Our general and administrative expenses consist primarily of salaries and benefits, business development expenses, office rent, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees. The slight decline in our G&A expenses for the three months ended September 30, 2015 as compared to the same period of 2014 was due mainly to effective cost control procedures in effect. As a percentage of revenues, our general and administrative expenses decreased from 36.1% to 34.5% for the three months ended September 30, 2014 and 2015, respectively.

•	Selling Expenses.

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services. Our selling expenses decreased for the three months ended September 30, 2015 as compared to the same period of 2014 was due mainly to a decline in shipping agency revenues and a decline in the total number of ships we served as discussed above.

Critical Accounting Policies

We prepare the Company’s unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the quarter ended September 30, 2015 in our significant accounting policies to those previously disclosed in the Company’s June 30, 20145 annual report.

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

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the parent and its subsidiaries. All inter-company transaction and balances are eliminated in consolidation. Sino-China is considered to be a Variable Interest Entity (VIE) and we are the primary beneficiary. Because of the contractual arrangements, our Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements. The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our Company’s, and our net income before non-controlling interest in its net loss includes all of Sino-China’s net loss. Our non-controlling interest in its net loss is then subtracted in calculating the net income attributable to our Company.

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

We have developed, and will continue to foster, strong strategic relationship with vessel owners, such as with Mr. Weixiong Yang, a vessel owner and a shareholder of Sino-Global as a result of his recent purchase of 500,000 shares of our restricted common stock in July 2015, to identify areas where Sino-Global could provide its shipping services to them .

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Our total revenues increased by $93,293 or 3.6% from $2,605,925 for the three months ended September 30, 2014 to $2,699,218 for the comparable period in 2015. The increase was due mainly to higher revenues generated from shipping and chartering services, and inland transportation management services, partially offset by lower revenues from our shipping agency business services.

•	Revenues from our inland transportation management services increased by $246,981 from $946,634 for the three months ended September 30, 2014 to $1,193,615 for the same period in 2015. The increase was due mainly to the delivery of inland transportation management services to a new customer, Tengda Northwest Ferroalloy Co., Ltd., since the quarter ended September 2014.
•	For the three months ended September 30, 2015, we recognized revenues of $1,059,385 from our shipping agency services, as compared to $1,611,704 for the three months ended September 30, 2014. The decrease was due mainly to the softening of the Chinese economy and its import of iron ore. The number of ships we served decreased from 70 to 10 for the three months ended September 30, 2014 and 2015, respectively.
•	Revenues from our ship management services were nil and $47,587 for the three months ended September 30, 2015 and 2014, respectively.
•	For the three months ended September 30, 2015, we generated revenues and gross profit of $446,218 and $241,708 from time charter agreements in connection with the proposed vessel acquisition. However, we did not deliver any shipping and chartering services during the three months ended September 30, 2014.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $219,156 or 9.1% from $2,405,297 for the three months ended September 30, 2014 to $2,186,141 for the three months ended September 30, 2015. This decrease was primarily due to decreases in our costs of revenues and selling expenses, as discussed below.

•

Costs of Revenues. Our cost of revenues decreased by $168,477 or 12.0% from $1,409,153 for the three months ended September 30, 2014 to $1,240,676 for the three months ended September 30, 2015. The decline in our overall cost of revenues was due mainly to lower revenues from our shipping agency services; and the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

•	General and Administrative Expenses. Our general and administrative expenses decreased by $8,963 or 1.0% from $939,805 for the three months ended September 30, 2014 to $930,842 for the three months ended September 30, 2015. This decrease was mainly due to effective cost control procedures in effect.
•	Selling Expenses. Our selling expenses decreased by $41,716 or 74.0% from $56,339 for the three months ended September 30, 2014 to $14,623 for the three months ended September 30, 2015, mainly due to lower commission payments related to the sales decrease.

Operating Income. We had an operating income of $513,077 for the three months ended September 30, 2015, compared to an operating income of $200,628 for the comparable period ended September 30, 2014. The increase was due mainly to favorable service mix with strong margin contribution from the shipping and chartering and inland transportation management services.

Financial Expense, Net. Our net financial expense was $117,207 for the three months ended September 30, 2015, compared to net financial expense $62,382 for the same period ended September 30, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Our net financial expense reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax expense was $240,822 for the three months ended September 30, 2015, compared to income tax benefit of $27,255 for the three months ended September 30, 2014. The increase in income tax expense was due mainly to increased taxable income from the inland transportation management services. As we had a tax expense of $259,822 and deferred tax benefit of $19,000, the income tax expense for the three months ended September 30, 2015 was $240,822.

Net income. As a result of the foregoing, we had net income of $155,048 for the three months ended September 30, 2015, compared to net income of $165,501 for the three months ended September 30, 2014. After deduction of non-controlling interest, net income attributable to Sino-Global was $184,158 for the three months ended September 30, 2015, compared to net income of $332,459 for the three months ended September 30, 2014. With comprehensive income from foreign currency translation, comprehensive income attributable to Sino-Global was $92,944 for the three months ended September 30, 2015, compared to comprehensive income of $367,259 for the three months ended September 30, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from sales of our common stock. As of September 30, 2015, we had $1,018,463 in cash and cash equivalents. Our cash and cash equivalents primarily consist of cash on hand and cash in banks. We had approximately 59.6% of our cash in banks located in New York, Canada, Australia and Hong Kong and had approximately 40.4% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(263,883)	$524,352
Net cash (used in) provided by investing activities	$(927)	$1,103,902
Net cash provided by financing activities	$632,264	$967,820
Net increase in cash and cash equivalents	$288,141	$2,650,656
Cash and cash equivalents at the beginning of the period	$730,322	$902,531
Cash and cash equivalents at the end of the period	$1,018,463	$3,553,187

The following table sets forth a summary of our working capital:

	September 30, 2015	June 30, 2015	Diff.	%

Total Current Assets	$8,901,065	$8,105,688	$795,377	9.8%
Total Current Liabilities	$1,729,762	$1,914,044	$(184,282)	-9.6%
Working Capital	$7,171,303	$6,191,644	$979,659	15.8%
Current Ratio	5.15	$4.23	$0.92	21.7%

Operating Activities

Net cash used in operating activities was $263,883 for the three months ended September 30, 2015, as compared to net cash provided by operating activities of $524,352 for the comparable period in 2014. The increase in our operating cash outflows was mainly attributable to a decrease in due from related parties of $485,876 and a decrease in accounts payable of $352,263, partially offset by an increase in taxes payable of $321,313 for the three months ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $927 compared to net cash provided by investing activities of $1,103,902 for the three months ended September 30, 2015 and 2014, respectively, The change was due mainly to the collection of a short-term loan from our related party, the Zhiyuan Investment Group of $1,119,241 during the three months ended September 30, 2014.

Financing Activities

Net cash provided by financing activities was $632,264 for the three months ended September 30, 2015 from proceeds from issuance of common stock of 500,000 restricted shares to Mr. Weixiong Yang in a private sale transaction on July 10, 2015. Net cash provided by financing activities was $967,820 for the three months ended September 30, 2014, due to the net proceeds from the issuance of common stock of 647,000 shares in July 2014.

Working Capital

Total working capital amounted to $7,171,303 as at September 30, 2015 compared to $6,191,644 as at June 30, 2015. Total current assets increased by $795,377 or 9.8% from $8,105,688 as at June 30, 2015 to $8,901,065 as at September 30, 2015. Increase in total current assets is due mainly to an increase in due from related parties of $485,876, an increase in other receivables of $155,078 and an increase in cash and cash equivalents of $288,141, offset by a decrease in accounts receivable of $168,026.

Current liabilities amounted to $1,729,762 as at September 30, 2015, in comparison to $1,914,044 as at June 30, 2015. Total current liabilities decreased by $184,282 or 9.6% primarily because of a decrease in advances from customers of $100,369 and a decrease in accounts payable of $352,263, offset by an increase in taxes payable of $321,313.

As a result of the overall increase in our current assets, the current ratio increased from 4.23 at June 30, 2015 to 5.15 at September 30, 2015.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through August 31, 2019. Below is a summary of our company’s contractual obligations and commitments as of September 30, 2015:

Amount
Twelve months ending September 30,
2016	$145,296
2017	86,863
2018	66,150
2019	62,141
$360,450

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

As of September 30, 2015, our Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing evaluation, the chief executive officer and acting chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

This Item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Other than as previously disclosed in a Current Report on Form 8-K filed on July 14, 2014 (SEC Accession number 0001144204-15-042312), the Registrant has not engaged in any unregistered sales of equity securities during the quarter ended September 30, 2014.
(b)	None.
(c)	The Registrant did not engage in any purchases of its equity securities during the quarter ended September 30, 2015. Subsequent to the quarter, the Registrant implemented a repurchase program in October 2015, From the date of implementation to the date of this filing, the Registrant has repurchased 12,266 shares at an average price of $0.8319 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd.(2)
4.1	Specimen Certificate for Common Stock(2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China.(2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang.(2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China.(2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China.(2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China.(2)
10.8	The Company’s 2008 Stock Incentive Plan.(2)
10.9	The Company’s 2014 Stock Incentive Plan.(3)
10.10	Asset Purchase Agreement dated April 10, 2015(4)
14.1	Code of Ethics of the Company.(5)
21.1	List of subsidiaries of the Company.(6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
99.1	Press release dated January 26, 2015 titled “Sino-Global Enters into Memorandum of Understanding to Acquire a Small Oil/Chemical Tanker”.(8)
99.2	Press release dated April 13, 2015 titled “Sino-Global Signs Asset Purchase Agreement”.(9)
99.3	Press release dated November 12, 2015 titled “Sino-Global Announces Fiscal Year 2016 First Quarter Financial Results.”(7)
EX-101.INS	XBRL Instance Document. (7)
EX-101.SCH	XBRL Taxonomy Extension Schema Document. (7)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (7)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (7)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (7)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (7)

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 27, 2014, File No. 001-34024.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 1, 2008 (as amended) and May 12, 2008, File Nos. 333-150858 and 333-148611, respectively.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on April 23, 2014, File No. 333-194211.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 3, 2014 (as amended), File No. 333-199160.
(5)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(6)	Incorporated by reference to the Company’s Form 10-Q filed on November 13, 2013, File No. 001-34024.
(7)	Filed herewith.
(8)	Incorporated by reference to the Company’s Form 8-K filed on January 26, 2015, File No. 001-34024.
(9)	Incorporated by reference to the Company’s Form 8-K filed on April 13, 2015, File No. 001-34024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 12, 2015	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$1,018,463	$730,322
Advances to suppliers	57,007	50,975
Accounts receivable, less allowance for doubtful accounts of $462,825 and $477,240 as of September 30, 2015 and June 30, 2015, respectively	2,914,193	3,082,219
Other receivables, less allowance for doubtful accounts of $238,672 and $241,604 as of September 30, 2015 and June 30, 2015, respectively	347,050	191,972
Prepaid expense and other current assets	1,293,885	1,265,609
Due from related parties	3,270,467	2,784,591

Total Current Assets	8,901,065	8,105,688

Property and equipment, net	195,582	214,003
Prepaid expenses - noncurrent	145,056	436,351
Other long-term assets	2,751,640	2,773,908
Deferred tax assets	299,600	280,600

Total Assets	$12,292,943	$11,810,550

Liabilities and Equity
Current liabilities
Advances from customers	$25,832	$126,201
Accounts payable	339,325	691,588
Accrued expenses	22,710	23,411
Taxes payable	1,317,961	996,648
Other current liabilities	23,934	76,196

Total Current Liabilities	1,729,762	1,914,044

Total Liabilities	1,729,762	1,914,044

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 8,496,032 and 7,996,032 shares issued as of September 30, 2015 and June 30, 2015; 8,370,841 and 7,870,841 outstanding as of September 30, 2015 and June 30, 2015	16,935,591	16,303,327
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 125,191 shares	(372,527)	(372,527)
Accumulated deficit	(2,368,713)	(2,552,870)
Accumulated other comprehensive income	218	91,432
Unearned stock-based compensation	(7,760)	(7,760)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	15,331,651	14,606,444

Non-controlling Interest	(4,768,470)	(4,709,938)

Total Equity	10,563,181	9,896,506

Total Liabilities and Equity	$12,292,943	$11,810,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended September 30,
	2015	2014

Net revenues	$2,699,218	$2,605,925

Cost of revenues	(1,240,676)	(1,409,153)
Gross profit	1,458,542	1,196,772

General and administrative expenses	(930,842)	(939,805)
Selling expenses	(14,623)	(56,339)
	(945,465)	(996,144)

Operating income	513,077	200,628

Financial expense, net	(117,207)	(62,382)

Net income before provision for income taxes	395,870	138,246

Income tax (expense) benefit	(240,822)	27,255

Net income	155,048	165,501

Net loss attributable to non-controlling interest	(29,110)	(166,958)

Net income attributable to Sino-Global Shipping America, Ltd.	$184,158	$332,459

Comprehensive income
Net income	$155,048	$165,501
Foreign currency translation gain (loss)	(120,636)	66,534
Comprehensive income	34,412	232,035
Less: Comprehensive loss attributable to non-controlling interest	(58,532)	(135,224)

Comprehensive income attributable to Sino-Global Shipping America, Ltd.	$92,944	$367,259

Earnings per share
-Basic and diluted	$0.02	$0.06

Weighted average number of common shares used in computation
-Basic and diluted	8,321,928	5,920,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2015	2014

Operating Activities
Net income	$155,048	$165,501
Adjustment to reconcile net income to net cash (used in) provided by operating activities
Amortization of stock-based compensation to consultants	246,125	71,689
Depreciation and amortization	15,352	55,560
Recovery of doubtful accounts	(14,415)	(147)
Deferred tax benefit	(19,000)	(28,900)
Changes in assets and liabilities
Increase in advances to suppliers	(6,032)	(20,130)
Decrease (increase) in accounts receivable	182,441	(477,001)
Increase in other receivables	(155,078)	(296,828)
Decrease (increase) in prepaid expense	1,120	(113,060)
Increase in other current assets	(8,750)	-
Decrease (increase) in other long-term assets	9,465	(12,130)
Increase (decrease) in due from related parties	(485,876)	1,174,234
(Decrease) increase in advances from customers	(100,369)	124,704
Decrease in accounts payable	(352,263)	(156,245)
Decrease in accrued expenses	(701)	(35,808)
Increase in taxes payable	321,313	(6,503)
(Decrease) increase in other current liabilities	(52,263)	79,416

Net cash (used in) provided by operating activities	(263,883)	524,352

Investing Activities
Acquisitions of property and equipment	(927)	(15,339)
Collection of short-term loan from related party	-	1,119,241

Net cash (used in) provided by investing activities	(927)	1,103,902

Financing Activities
Proceeds from issuance of common stock, net	632,264	967,820

Net cash provided by financing activities	632,264	967,820

Effect of exchange rate fluctuations on cash and cash equivalents	(79,313)	54,582

Net increase in cash and cash equivalents	288,141	2,650,656

Cash and cash equivalents at beginning of period	730,322	902,531

Cash and cash equivalents at end of period	$1,018,463	$3,553,187

Supplemental information:
Income taxes paid	$-	$8,104
Non-cash transactions of operating activities:
Common stock issued for LSM acquisition and stock-based compensation to consultants	$-	$755,500

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

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company used to provide its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of September 30, 2015 since approximately June 2014.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. The Company’s ship management services are operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services are operated by its parent company in the US and HK subsidiary. The Company’s inland transportation management services are operated by its subsidiary in China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the Company’s 2015 annual report in the Form 10-K filed on September 18, 2015.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets are as follows:

	September 30,	June 30,
	2015	2015

Total current assets	$69,692	$59,069
Total assets	$183,198	$189,499
Total current liabilities	$22,311	$19,732
Total liabilities	$22,311	$19,732

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.
•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.
•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.
•	Revenues from ship management services are recognized when the related contractual services are rendered.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollar (“USD”) while Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into USD using fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada and Trans Pacific Beijing in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates as of September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and 2014 are as follows:

	September 30,	June 30,	Three months ended September 30,
	2015	2015	2015	2014
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.3564	6.1988	6.3031	6.1646
1AUD:USD	1.4241	1.2986	1.3792	1.0813
1HKD:USD	7.7501	7.7520	7.7517	7.7509
1CAD:USD	1.3391	1.2475	1.3086	1.0888

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of September 30, 2015 and June 30, 2015, cash balances of $406,127 and $65,191, respectively, maintained at financial institutions in the PRC are not insured by the Federal Deposit Insurance Corporation or other programs.

(f) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off after exhaustive efforts at collection. As of September 30, 2015 and June 30, 2015, the allowance for doubtful accounts totaled $462,825 and $477,240, respectively.

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the three months ended September 30, 2015 and 2014.

(h) Risks and Uncertainties

The Company’s business, financial position and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to its major customer, Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”).

(i) Reclassifications

Other current liabilities in 2014 cash flows have been reclassified to taxes payable and other current liabilities to conform to the current period presentation.

(j) Recent Accounting Pronouncements

 In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect, if any, this update will have on the Company's consolidated financial position, results of operations and cash flows.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

3. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	September 30,	June 30,
	2015	2015

Sainuo Investment Management Ltd	$47,196	$48,396
Others	9,811	2,579
Total	$57,007	$50,975

On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. (“Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates, performance of required due diligence and other business advisory services. Pursuant to the service agreement, Sainuo will be paid a service fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB 3.5 million to Sainuo in accordance with the service agreement. In connection with the Company’s decision to acquire Rong Zhou (see note 8), a small oil/chemical product tanker identified by Sainuo as an acquisition candidate (the “Vessel Acquisition”), Sainuo, the Vessel Seller and Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB 300,000 from the Company and remit RMB 3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. The Company will expense its advance of RMB 300,000 (US $47,196) to Sainuo upon the earlier of the closing of the Vessel Acquisition or Sainuo’s completion of the agreed-upon advisory services.

4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30,	June 30,
	2015	2015

Trade accounts receivable	$3,377,018	$3,559,459
Less: allowances for doubtful accounts	(462,825)	(477,240)
Accounts receivables, net	$2,914,193	$3,082,219

5. OTHER RECEIVABLES / OTHER CURRENT LIABILITIES

Other receivables represent mainly loan and business advance to third parties as well as chartering deposits. Other current liabilities represent mainly payroll and welfare payable.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	September 30,	June 30,
	2015	2015

Consultant fees (A)	$1,129,556	$1,375,681
Advance to employees	215,016	166,772
Insurance	16,625	77,584
Other	77,744	81,923
Total	1,438,941	1,701,960
Less current portion	1,293,885	1,265,609
Total noncurrent portion	$145,056	$436,351

A: The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014, pursuant to which the consultants will assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock will be issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on August 29, 2014 at $1.68 per share. Their service agreements are for the period July 1, 2014 to December 31, 2016. The related consulting fees have been and are ratably charged to expense over the term of the agreements.

In addition, on May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants will assist the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address any technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock will be issued to these three consultants. The value of their consulting services was determined using the fair value of the Company’s common stock of $1.50 per share when the shares were issued to the consultants. The related consulting fees are ratably charged to expense over the 18-month term of the agreements.

7. PROPERTY AND EQUIPMENT, NET.

The Company’s net property and equipment are as follows:

	September 30,	June 30,
	2015	2015

Land and building	$211,758	$217,144
Motor vehicles	520,965	534,825
Computer equipment	143,995	146,739
Office equipment	61,508	62,745
Furniture and fixtures	154,985	156,085
System software	125,236	128,286
Leasehold improvement	67,053	68,758

Total	1,285,500	1,314,582

Less: Accumulated depreciation and amortization	1,089,918	1,100,579

Property and equipment, net	$195,582	$214,003

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $15,352 and $55,560, respectively.

8. OTHER LONG-TERM ASSETS

The Company’s other long-term assets is as follows:

	September 30,	June 30,
	2015	2015

Installment payment related to Vessel acquisition	$2,723,426	$2,736,229
Rent deposit	28,214	37,679
Total	$2,751,640	$2,773,908

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. In addition, the Company previously advanced RMB 3.5 million to third-party Sainuo for identification of suitable acquisition candidate. In connection with a settlement agreement with Sainuo as discussed in Note 3, Sainuo transferred RMB 3.2 million to the Vessel Seller. As of September 30, 2015, total installment payment for the Vessel of $2,723,426 is made up of the agreed-upon value of $2,220,000 related to the 1.2 million shares of Sino-Global’s restricted common stock issued to the Vessel Seller and RMB 3.2 million (US $503,426) remitted by Sainuo to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price.

9. EQUITY TRANSACTIONS

On July 10, 2015, the Company sold 500,000 restricted shares of its common stock to Mr. Weixiong Yang in a private sale transaction. The aggregate offering price of the shares was $691,600, which amount was paid in cash (RMB). There were no underwriting discounts or commissions. The sale of stock was completed pursuant to an exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The shares were issued on July 13, 2015.

10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2015	2015

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive loss	(168,758)	(67,640)
Accumulated deficit	(4,974,317)	(5,018,688)
Total Sino-China	(4,785,631)	(4,728,884)
Trans Pacific Logistics Shanghai Ltd.	17,161	18,946
Total	$(4,768,470)	$(4,709,938)

11. COMMITMENTS

The Company leases certain office premises and apartments for employees under operating leases through August 31, 2019. Future minimum lease payments under operating leases agreements are as follows:

Amount

Twelve months ending September 30,

2016	$145,296
2017	86,863
2018	66,150
2019	62,141
$360,450

Rent expense for the three months ended September 30, 2015 and 2014 was $50,518 and $60,951, respectively.

12. INCOME TAXES

Income tax expense for the three months ended September 30, 2015 and 2014 varied from the amount computed by applying the statutory income tax rate to income before taxes. A reconciliation between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	For the three months ended September 30,
	2015	2014
	%	%
U.S. expected federal income tax benefit	35.0	35.0
U.S. state, local tax net of federal benefit	10.9	10.9
U.S. permanent difference	(0.6)	(0.1)
U.S. temporary difference	(45.3)	(45.7)
Differences related to other countries	(35.8)	24.5
PRC statutory income tax expense	(25.0)	-
Hong Kong statutory income tax rate	(16.5)	(16.5)
Hong Kong income tax benefit	16.5	11.6
Total tax (expense) benefit	(60.8)	19.7

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax (expense) benefit for the three months ended September 30, 2015 and 2014 are as follows:

	For the three months ended September 30,
	2015	2014

Current
USA	$-	$-
Hong Kong	-	(1,645)
China	(259,822)	-
	(259,822)	(1,645)

Deferred
USA	19,000	28,900
Other countries	-	-
	19,000	28,900

Total income tax (expense) benefit	$(240,822)	$27,255

The Company’s deferred tax assets are comprised of the following:

	September 30,	June 30,
	2015	2015

Allowance for doubtful accounts	$220,000	$248,000
Stock-based compensation	384,000	382,000
Net operating loss	2,392,000	2,176,000
Total deferred tax assets	2,996,000	2,806,000
Valuation allowance	(2,696,400)	(2,525,400)
Deferred tax assets, net - long-term	$299,600	$280,600

Our operations in the U.S. have generated net operating loss carry-forwards of approximately $6,003,000 and $5,591,000, respectively, as of September 30 and June 30, 2015, which may be available to reduce future U.S. federal taxable income. These carry-forwards will expire if not utilized by 2035. As of September 30 and June 30, 2015, our deferred tax assets were primarily the result of U.S. net operating losses, stock-based compensation and allowance for doubtful accounts. Deferred tax assets relating to the allowance for doubtful accounts, stock compensation expenses and net operating loss amounting to $220,000, $384,000 and $2,392,000 have been recorded respectively as of September 30, 2015.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Consistent with June 30, 2015, 90% of the deferred tax assets balance has been provided a valuation allowance as of September 30, 2015, on the basis of management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. Accordingly, a valuation allowance of $2,696,400 and $2,525,400 was recorded against our gross deferred tax asset balance of $2,996,000 and $2,806,000, respectively, at September 30, 2015 and June 30, 2015.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2015	2015

VAT tax payable	$360,074	$296,935
Corporate income tax payable	911,840	664,132
Others	46,047	35,581
	$1,317,961	$996,648

 13. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2015, three customers accounted for approximately 28%, 19% and 13% of the Company’s revenues, respectively. At September 30, 2015, one of these three customers accounted for approximately 87% of the Company’s due from related parties balance and the remaining two customers accounted for 80% and 15% of the Company’s accounts receivable, respectively. For the three months ended September 30, 2014, three customers accounted for 23%, 20% and 14% of the Company’s revenues. At September 30, 2014, two customers accounted for approximately 66% and 3% of the Company’s accounts receivable, respectively.

Major Suppliers

For the three months ended September 30, 2015, two suppliers accounted for 43% and 29% of the total cost of revenues, respectively. For the three months ended September 30, 2014, three suppliers accounted for 47%, 18% and 13% of the total cost of revenues, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2015 and 2014, respectively:

	For the three months Ended September 30, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,059,385	$446,218	$1,193,615	$2,699,218
Cost of revenues	$847,613	$204,510	$188,553	$1,240,676
Gross profit	$211,772	$241,708	$1,005,062	$1,458,542
Depreciation and amortization	$9,910	$176	$5,266	$15,352
Total capital expenditures	$927	$-	$-	$927
Total assets	$11,346,211	$808,520	$138,212	$12,292,943

	For the three months Ended September 30, 2014
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,659,291	$-	$946,634	$2,605,925
Cost of revenues	$1,283,505	$-	$125,648	$1,409,153
Gross profit	$375,786	$-	$820,986	$1,196,772
Depreciation and amortization	$52,744	$-	$2,816	$55,560
Total capital expenditures	$15,339	$-	$-	$15,339
Total assets	$5,300,982	$-	$2,290,392	$7,591,374

15. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhang, the largest shareholder of the Company. During the year ended June 30, 2015 and for the three months ended September 30, 2015, the Company provided inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at September 30, 2015 and June 30, 2015 was $3,095,665 and $2,609,831, respectively. Management expects that the related party receivable will be substantially collected by March 31, 2016.

At September 30, 2015 and June 30, 2015, the Company is owed $174,802 and $174,759, respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company expects the entire amount to be repaid without interest during fiscal year 2016.

16. SUBSEQUENT EVENT

On October 11, 2015, the Company's Board of Directors approved the implementation of a stock repurchase program. The Company has commenced open market purchases under the share repurchase program announced on October 13, 2015. During the period from October 22, 2015 to November 12, 2015, the Company repurchased 12,266 shares traded at an average price of $0.8319 per share. Pursuant to the stock repurchase program, the Company plans to repurchase up to $100,000 of its common stock during the quarter ending December 31, 2015 and to dedicate between 10% and 15% of its quarterly net income to repurchase stock thereafter during the term of the program. The repurchase program is expected to terminate twelve months after its commencement on October 11, 2015.