Form 10-Q
period 2015-12-31
Sino-Global Shipping America, Ltd.
filed 2016-02-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 9, 2016, the Company has 8,620,841 issued and outstanding shares of common stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

☐	Our ability to timely and properly deliver shipping agency, ship management, shipping and chartering and inland transportation management services;

☐	Our dependence on a limited number of major customers and related parties;

☐	Political and economic factors in the Peoples’ Republic of China (“PRC”);

☐	Our ability to expand and grow our lines of business;

☐	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

☐	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

☐	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s shipping agency services, operations and financial performance;

☐	The acceptance in the marketplace of our new lines of services;

☐	Foreign currency exchange rate fluctuations;

☐	Hurricanes or other natural disasters;

☐	The impact of quotas, tariffs or safeguards on our customer products that we service; and

☐	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update is incorrect or create an obligation to provide any other updates.

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

Overview

Founded in the United States (“US”) in 2001, we are a shipping agency, logistics and ship management services company. Our current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. We conduct our business primarily through our wholly-owned subsidiaries in Mainland China, Hong Kong, Australia, Canada and New York. A significant portion of our business is generated from clients located in China. The shipping agency business is operated by our subsidiaries in Hong Kong and Australia. The ship management services are operated by our subsidiary in Hong Kong. The shipping and chartering services are operated by our company in the US and our subsidiaries in Hong Kong. The inland transportation management services are operated by our subsidiary in China, Trans Pacific Beijing (as defined below).

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

Subsequently, in January 2016, we formed a new subsidiary Sino-Global Shipping LA Inc. for the purpose of expand our business into providing importer security filing services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S.A. We expect starting this new business line will help us to expand our platform to generate increased revenue in the near future.

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

The following table presents summary information by segment for the six and three months ended December 31, 2015 and 2014:

	For the six months ended December 31, 2015				For the six months ended December 31, 2014
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management Services	Chartering Services	Management Services	Consolidated	Management Services	Chartering Services	Management Services	Consolidated
Revenues	$1,549,256	$462,218	$2,284,695	$4,296,169	$3,459,790	$-	$2,238,715	$5,698,505
Cost of revenues	$1,243,601	212,510	$491,692	$1,947,803	$2,776,790	-	$307,224	$3,084,014
Gross profit	$305,655	249,708	$1,793,003	$2,348,366	$683,000	-	$1,931,491	$2,614,491
Gross margin	19.7%	54.0%	78.5%	54.7%	19.7%	-	86.3%	45.9%

	For the three months ended December 31, 2015				For the three months ended December 31, 2014
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management Services	Chartering Services	Management Services	Consolidated	Management Services	Chartering Services	Management Services	Consolidated
Revenues	$489,871	$16,000	$1,091,080	$1,596,951	$1,800,499	$-	$1,292,081	$3,092,580
Cost of revenues	$395,988	8,000	$303,139	$707,127	$1,493,285	-	$181,576	$1,674,861
Gross profit	$93,883	8,000	$787,941	$889,824	$307,214	-	$1,110,505	$1,417,719
Gross margin	19.2%	50.0%	72.2%	55.7%	17.1%	-	85.9%	45.8%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

●	Shipping Agency Services

We provide two types of shipping agency services: loading/discharging services and protective services. For protective agency services, we charge fixed fees while our customers are responsible for the payment of port costs and expenses. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on behalf of our customers. Under these circumstances, we generally require payments in advance from customers and bill them the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

•	the number of ship-times to which we provide port loading/discharging services;
•	the size and types of ships we serve;
•	the type of services we provide;
•	the rate of service fees we charge;
•	the number of ports at which we provide services; and
•	the number of customers we serve.

For the six months ended December 31, 2015 and 2014, our shipping agency revenues were $1,549,256 and $3,459,790, respectively. The decline in revenues was mainly due to the decrease in the total number of ship we served - from 97 for the six months ended December 31, 2014 to 18 for the same period in 2015. For the three months ended December 31, 2015 and 2014, our shipping agency revenues were $489,871 and $1,800,499, respectively. Our quarterly revenues were also negatively impacted by the decrease in the total number of ship we served from 27 for the three months ended December 31, 2014 to 8 for the same period in 2015. Decreases in the number of ship served were affected by general economy slow-down in China and also driven by intense competition in the industry, with established and new competitors offering rates that in many cases are much lower than we can offer.

	For the six months ended December 31,				For the three months ended December 31,
	2015	2014	Change	%	2015	2014	Change	%
Number of ship-times served
Loading/discharging	18	30	(12)	(40)	8	15	(7)	(47)
Protective	0	67	(67)	(100)	0	12	(12)	(100)
Total	18	97	(79)	(81)	8	27	(19)	(70)

●	Ship Management Services

On September 8, 2014, we acquired Longhe Ship Management (Hong Kong) Co. Limited (“LSM”) from Mr. Deming Wang. From September to December 2014, LSM managed seven vessels and outsourced the actual ship management duties (which include among other things, crew, technical and insurance arrangements) for Qingdao Longhe Ship Management Services Co., Ltd., a company controlled by Mr. Deming Wang. Based on industry publications and information received from third parties, we grew concerned about the financial viability of vessel owners who were our customers and determined to suspend service to such customers since early January 2015. Because we acted swiftly to suspend such services, we avoided any payment and collection issues with these customers. While we do not currently serve any other customers in this business segment, we are in discussions with a number of potential customers to provide such services. We did not generate any revenue  from the ship management service segment for the six and three months ended December 31, 2015. However, in connection with our acquisition of LSM, we generated $190,095 of revenue from the closing date of our acquisition of LSM to December 31, 2014, and $142,508 of revenue for the three months ended December 31, 2014.

(2) Revenues from Shipping and Chartering Services

On April 10, 2015, we entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited (the “Vessel Seller”) regarding the acquisition (the “Acquisition”) of Rong Zhou, a small oil/chemical vessel (the “Vessel”). During the transition period, on May 20, 2015, our Board of Directors approved the entry into chartering arrangements to facilitate the transition of the management and operation of the Vessel. Accordingly, the Vessel Seller has time-chartered the Vessel to us for a two-year period, and we have time-chartered the Vessel to a third-party charterer also for a two-year period, both commencing on May 20, 2015. Under the terms of these chartering agreements, the third-party charterer will pay us at the rate of $7,500 per day, and we will, in turn, pay the Vessel Seller at the rate of $3,500 per day. The time charter agreements was originally set to generate revenues of approximately $0.46 million and gross profit of approximately $0.25 million for the six months ended December 31, 2015, among which significant amount was generated in the first quarter of fiscal 2016 ended September 30, 2015. However, upon the request by the vessel seller, we terminated the proposed vessel acquisition on December 7, 2015. And the related assets purchase agreement and chartering agreements have also been terminated. Therefore, there were no such revenues from shipping and chartering services following that date.

(3) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services to help control potential commodities loss during the transportation process. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd., following the quarter ended September 2014. As a result, for the six months ended December 31, 2015 and 2014, the inland transportation management services generated revenues of $2,284,695 and $2,238,715, and gross profit of $1,793,003 and $1,931,491, respectively. For the three months ended December 31, 2015 and 2014, the inland transportation management services generated revenues of $1,091,080 and $1,292,081, and gross profit of $787,941 and $1,110,505, respectively.

Operating Costs and Expenses

 The following tables set forth the components of our Company’s costs and expenses for the periods indicated.

	For the six months ended December 31,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	4,296,169	100.0%	5,698,505	100.0%	(1,402,336)	-24.6%
Cost of revenues	1,947,803	45.3%	3,084,014	54.1%	(1,136,211)	-36.8%
Gross margin	54.7%		45.9%		8.8%

General and administrative expenses	2,894,244	67.4%	2,257,146	39.6%	637,098	28.2%
Selling expenses	44,125	1.0%	66,721	1.2%	(22,596)	-33.9%
Total Costs and Expenses	4,886,172	113.7%	5,407,881	94.9%	(521,709)	-9.6%

	For the three months ended December 31,
	2015		2014		Change
	US$	%	US$	%	US$	%

Revenues	1,596,951	100.0%	3,092,580	100.0%	(1,495,629)	-48.4%
Cost of revenues	707,127	44.3%	1,674,861	54.2%	(967,734)	-57.8%
Gross margin	55.7%		45.8%		9.9%

General and administrative expenses	1,963,402	122.9%	1,317,341	42.6%	646,061	49.0%
Selling expenses	29,502	1.8%	10,382	0.3%	19,120	184.2%
Total Costs and Expenses	2,700,031	169.0%	3,002,584	97.1%	(302,553)	-10.1%

Costs of Revenues

Our overall cost of revenues as a percentage of our revenues decreased from 54.1% to 45.3% for the six months ended December 31, 2015 and from 54.2% to 44.3% for the three months ended December 31, 2015. The decrease in total costs and expenses was mainly due to the decrease in cost of shipping agency and ship management services affected by decreased revenue in these segments. The improvement in our overall gross margin was due mainly to the strong margin contribution from the inland transportation management services.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, business development expenses, office rent, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees. The increase in our general and administrative expense for the six and three months ended December 31, 2015 as compared to the same period of 2014 was due mainly to the higher allowance  accrued for doubtful accounts, as well as the higher legal, accounting and other professional service fees incurred in connection with our securities registration activities and higher business development expenses, partly offset by the lower travelling charges and office expense. For the three and six months ended December 31, 2015, our management reassessed the collectability of certain past due accounts receivable and related party receivable and accrued approximately $0.6 million additional bad debt reserve on accounts receivable and $0.17 million bad debt on related party receivable. As a percentage of revenue, our general and administrative expenses increased from 39.6% to 67.4% for the six months ended December 31, 2014 and 2015, respectively, and increased from 42.6% to 122.9% for the three months ended December 31, 2014 and 2015.

Selling Expenses

Our selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services.

As a percentage of revenue, our selling expenses decreased from 1.2% to 1.0% for the six months ended December 31, 2014 and 2015, respectively, mainly due to a decline in shipping agency revenues and a decline in the total number of ships we served as discussed above. Our selling expenses increased from 0.3% to 1.8% for the three months ended December 31, 2014 and 2015, primary due to the increased labor cost.

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

There have been no material changes during the six months ended December 31, 2015 in our significant accounting policies to those previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

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

2016 Trends

We expect the difficult macroeconomic conditions in fiscal year 2015 to continue into fiscal year 2016; and we believe competition and rising labor costs in the PRC will continue to pressure our operating model. While fiscal year 2015 marks the second consecutive year of net income in the history of Sino-Global, we believe we must continue to diversify our service platform; reduce our dependency on businesses and cash flows that are generated from China; and develop complementary shipping and/or logistics services that are based in the US.

We have developed, and will continue to foster, strong strategic relationship with vessel owners, such as Mr. Weixiong Yang, a vessel owner and a shareholder of Sino-Global as a result of his recent purchase of 500,000 shares of our restricted common stock in July 2015, to identify areas where Sino-Global could provide its shipping services to them. In January 2016, we formed a new subsidiary Sino-Global Shipping LA Inc. for the purpose of expand our business into providing importer security filing (ISF) services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S.A. We expect starting this new business line will help us to expand our platform to generate increased revenue in the near future.

Currently, over 1 million containers are shipped from China to Western United States every month, and all shipments in containers must file Importer Security Filing to U.S Customs. In fact, Sino-Global Shipping LA Inc. is negotiating details with a few potential customers. We expect our comparable price will attract more customers.

Results of Operations

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenues. Our total revenues decreased by $1,402,336 or 24.6% from $5,698,505 for the six months ended December 31, 2014 to $4,296,169 for the comparable period in 2015. The decrease was mainly due to the declined revenues generated from shipping agency and partly offset by revenues increased from shipping & chartering services.

•	Revenues from our inland transportation management services increased by $45,980 from $2,238,715 for the six months ended December 31, 2014 to $2,284,695 for the same period in 2015. The increase was due mainly to the delivery of inland transportation management services to both a related party customer Zhiyuan and a third-party customer, Tengda Northwest Ferroalloy Co., Ltd..

•	For the six months ended December 31, 2015, we recognized revenues of $1,549,256 from our shipping agency services, as compared to $3,459,790 for the six months ended December 31, 2014. The decrease was due mainly to the softening of the Chinese economy which reduced the general import needs for iron ore and accordingly shipping arrangement demands from our customers decreased. The number of ship-times we served decreased from 97 to 18 for the six months ended December 31, 2014 and 2015, respectively.

•	Revenues from our ship management services were nil for the six months ended December 31, 2015, and $190,095 for the corresponding period in 2014.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $521,709 or 9.6% from $5,407,881 for the six months ended December 31, 2014 to $4,886,172 for the six months ended December 31, 2015. This decrease was primarily due to decrease in our cost of revenues, as discussed below.

•	Cost of Revenues. Our cost of revenues decreased by $1,136,211 or 36.8% from $3,084,014 for the six months ended December 31, 2014 to $1,947,803 for the six months ended December 31, 2015. The decline in our overall cost of revenues was due mainly to lower revenues from our shipping agency services; as well as the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

•

General and Administrative Expenses. Our general and administrative expenses increased by $637,098 or 28.2% from $2,257,146 for the six months ended December 31, 2014 to $2,894,244 for the six months ended December 31, 2015. This increase was mainly due to $773,259 allowance accrued for doubtful accounts,  as well as the higher legal, accounting and other professional service fees incurred in connection with our securities registration activities and higher business development expenses, partly offset by the lower travelling charges and office expense.

•	Selling Expenses. Our selling expenses decreased by $22,596 or 33.9% from $66,721 for the six months ended December 31, 2014 to $44,125 for the six months ended December 31, 2015, mainly due to lower commission payments related to the decreased revenue from our shipping agency service segment.

Operating Income (loss). We had an operating loss of $590,003 for the six months ended December 31, 2015, compared to an operating income of $290,624 for the comparable period ended December 31, 2014. The increase in our operating loss was due mainly to the declined revenues generated from shipping agency services and the increased general and administrative expenses as discussed above.

Financial Expense, Net. Our net financial expense was $312,983 for the six months ended December 31, 2015, compared to net financial expense of $121,334 for the same period ended December 31, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Due to recent significant depreciation of the RMB, our net financial expense reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax expense was $573,355 for the six months ended December 31, 2015, compared to income tax benefit of $51,463 for the six months ended December 31, 2014. The increase in income tax expense was twofold. As we generated steady taxable income from the inland transportation management segment, we accrued income tax expense of $292,755 for the six months ended December 31, 2015. On the other hand, due to the termination of the proposed vessel acquisition in December 2015, we reassessed the possibility of utilization of previously accrued deferred tax assets and provided 100% valuation allowance against the deferred tax assets of $280,600. As a result, total the income tax expense for the six months ended December 31, 2015 was $573,355.

Net income (loss). As a result of the foregoing, we had net loss of $1,480,962 for the six months ended December 31, 2015, compared to net income of $241,241 for the six months ended December 31, 2014. After deduction of non-controlling interest, net loss attributable to Sino-Global was $1,314,941 for the six months ended December 31, 2015, compared to net income of $468,881 for the six months ended December 31, 2014. With comprehensive income (loss) from foreign currency translation, comprehensive loss attributable to Sino-Global was $1,518,411 for the six months ended December 31, 2015, compared to comprehensive income of $494,733 for the six months ended December 31, 2014.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenues.  Our total revenues decreased by $1,495,629 or 48.4% from $3,092,580 for the three months ended December 31, 2014 to $1,596,951 for the comparable period in 2015. The decrease was due mainly to declined revenues generated from shipping agency services and ship management services.

•	Revenues from our inland transportation management services decreased by $201,001 from $1,292,081 for the three months ended December 31, 2014 to $1,091,080 for the same period in 2015.

•	For the three months ended December 31, 2015, we recognized revenues of $489,871 from our shipping agency services, as compared to $1,800,499 for the three months ended December 31, 2014. The decrease was due mainly to the slowdown of the Chinese economy which weakened the general import needs for iron ore and accordingly shipping arrangement demands from our customers decreased. The number of ships we served decreased from 27 to 8 for the three months ended December 31, 2014 and 2015, respectively.

•	Revenues from our ship management services were nil and $142,508 for the three months ended December 31, 2015 and 2014, respectively.

Total Operating Costs and Expenses. Our total operating costs and expenses decreased by $302,553 or 10.1% from $3,002,584 for the three months ended December 31, 2014 to $2,700,031 for the three months ended December 31, 2015. This decrease was primarily due to decreases in our costs of revenues and selling expenses, as discussed below.

•	Cost of Revenues. Our cost of revenues decreased by $967,734 or 57.8% from $1,674,861 for the three months ended December 31, 2014 to $707,127 for the three months ended December 31, 2015. The decline in our overall cost of revenues was due mainly to lower revenues from our shipping agency services, as well as the nature of our inland transportation management services, which feature lower overhead than our shipping and chartering services.

•

General and Administrative Expenses. Our general and administrative expenses increased by $646,061 or 49.0% from $1,317,341 for the three months ended December 31, 2014 to $1,963,402 for the three months ended December 31, 2015. This increase was mainly due to $773,259 allowance accrued for doubtful accounts, as well as the higher legal, accounting and other professional service fees incurred in connection with our securities registration activities and higher business development expenses, partly offset by the lower travelling charges and office expense.

•	Selling Expenses. Our selling expenses increased by $19,120 or 184.2% from $10,382 for the three months ended December 31, 2014 to $29,502 for the three months ended December 31, 2015, mainly due to more salary and bonus was paid to sales person to promote the sales.

Operating Income (loss). We had an operating loss of $1,103,080 for the three months ended December 31, 2015, compared to an operating income of $89,996 for the comparable period ended December 31, 2014. The increase in our operating loss was due mainly to declined revenues generated from shipping agency services and ship management services, and increased general and administrative expenses as discussed above.

Financial Expense, Net. Our net financial expense was $195,776 for the three months ended December 31, 2015, compared to net financial expense $58,952 for the same period ended December 31, 2014. We have operations in the US, Canada, Australia, Hong Kong and China. Due to recent significant depreciation of the RMB, our net financial expense reflected the foreign currency exchange effect for each reporting period indicated.

Taxation. Our income tax expense was $332,533 for the three months ended December 31, 2015, compared to income tax benefit of $24,208 for the three months ended December 31, 2014. The increase in income tax expense was twofold. As we generated steady taxable income from the inland transportation management segment, we accrued income tax expense of $32,933 for the three months ended December 31, 2015. On the other hand, due to the termination of the proposed vessel acquisition in December 2015, we reassessed the possibility of utilization of previously accrued deferred tax assets and provided 100% valuation allowance against the deferred tax assets of $299,600. As a result, total income tax expense for the three months ended December 31, 2015 was $332,533.

Net income (loss). As a result of the foregoing, we had net loss of $1,636,010 for the three months ended December 31, 2015, compared to net income of $75,740 for the three months ended December 31, 2014. After deduction of non-controlling interest, net loss attributable to Sino-Global was $1,499,099 for the three months ended December 31, 2015, compared to net income of $136,422 for the three months ended December 31, 2014. With comprehensive income (loss) from foreign currency translation, comprehensive loss attributable to Sino-Global was $1,611,355 for the three months ended December 31, 2015, compared to comprehensive income of $127,474 for the three months ended December 31, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and proceeds from sales of our common stock. As of December 31, 2015, we had $1,094,576 in cash and cash equivalents. We had approximately 76.9% of our cash in banks located in New York, Canada, Australia and Hong Kong and had approximately 23.1% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2015	2014
Net cash used in operating activities	$(691,776)	$(969,590)
Net cash provided by investing activities	$329,111	$1,092,133
Net cash provided by financing activities	$650,330	$967,820
Net increase in cash and cash equivalents	$364,254	$1,129,216
Cash and cash equivalents at the beginning of the period	$730,322	$902,531
Cash and cash equivalents at the end of the period	$1,094,576	$2,031,747

The following table sets forth a summary of our working capital:

	December 31, 2015	June 30, 2015	Diff.	%

Total Current Assets	$10,789,325	$8,105,688	$2,683,637	33.1%
Total Current Liabilities	$1,824,506	$1,914,044	$(89,538)	-4.7%
Working Capital	$8,964,819	$6,191,644	$2,773,175	44.8%
Current Ratio	5.91	$4.23	$1.68	39.7%

The Company normally relies on cash from its operating activities to fund its ongoing operations and it has not been able to generate sufficient cash from operating activities, but there is no assurance that it will be able to do so in the future. In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue source in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through spinoff unprofitable business segment, identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, for instance the new subsidiary Sino-Global Shipping LA Inc, which is set up in January 2016 and provides importer security filing services, financial support by major shareholders and cutting costs to improve profitability and replenish working capital. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Net cash used in operating activities was $691,776 for the six months ended December 31, 2015, which included our operating loss of $1.48 million due to our decreased revenue and increased bad debt reserve on past due accounts receivable and related party receivable. In addition, our accounts receivable increased by $0.27 million because we continued to provide inland transportation services to customer Tengda Northwest, other receivable increased $0.65 million because we prepaid for employee insurance and welfare benefits and increased the guarantee deposits on behalf of the ship owners and increased the office lease deposits with the landlords. On the other hand,  our taxes payable increased by $413,510 due to the increased taxable income from our inland transportation management services provided to both related party customer Zhiyuan and third-party customer Tengda Northwest, the increase in tax payable was partially offset by a decrease in accounts payable of $396,698 because we made the payment to settle the outstanding port charges upon receiving the invoices. Our cash outflows from the operating activities for the six months ended December 31, 2015 reflected the above mentioned factors.

Net cash used in operating activities was $969,590 for the six months ended December 31, 2014, which included our net income of $241,241, offset by an increase in accounts receivable of $905,468 because we provided inland transportation services to customer and has not collected the amount as of December 31, 2014. Also, advances to suppliers increased by $584,071 because we prepaid RMB 3.5 million to consultant Zhejiang Sainuo for consulting services. Other receivables also increased by $399,514 because of increased guarantee deposits on behalf of the ship owners. On the other hand, account payable decreased by $185,385 due to payment made to settle the outstanding port charges, Furthermore, due from related parties decreased by $806,243 because we collected the receivable from related party Zhiyuan during the six months ended December 31, 2014. Our cash outflows form the operating activities for the six months ended December 31, 2014 reflected the above factors.

Investing Activities

Net cash used in investing activities was $329,111 compared to net cash provided by investing activities of $1,092,133 for the six months ended December 31, 2015 and 2014, respectively, The amount was mainly generated by cash collection from the termination of vessel acquisition of $332,413 during the six months ended December 31, 2015, compared with the collection of a short-term loan from our related party, the Zhiyuan Investment Group, of $1,119,241 during the six months ended December 31, 2014.

Financing Activities

Net cash provided by financing activities was $650,330 for the six months ended December 31, 2015, of which $691,600 resulted from the proceeds from the issuance of common stock to Mr. Weixiong Yang in a private sale transaction on July 10, 2015. During the second quarter of this fiscal year, pursuant the board resolution regarding stock repurchase plan dated on October 11, 2015, the Company repurchased 44,706 common shares and recorded as treasury stock, with a payment of $41,270. Net cash provided by financing activities was $967,820 for the six months ended December 31, 2014, due to the net proceeds from the issuance of 647,000 shares of common stock in July 2014.

Working Capital

Total working capital amounted to $8,964,819 as at December 31, 2015 compared to $6,191,644 as at June 30, 2015. Total current assets increased by $2,683,637 or 33.1% from $8,105,688 as at June 30, 2015 to $10,789,325 as at December 31, 2015. Increase in total current assets is mainly due to an increase in prepaid expense and other current assets of $2,638,572, an increase in cash and cash equivalents of $364,254 and an increase in other receivables of $321,816, offset by a decrease in accounts receivable of $527,559.

Current liabilities amounted to $1,824,506 as at December 31, 2015, in comparison to $1,914,044 as at June 30, 2015. Total current liabilities decreased by $89,538 or 4.7% primarily because of a decrease in accounts payable of $396,698 and a decrease in advances from customers of $100,370, offset by an increase in taxes payable  of $413,509.

As a result of the overall increase in our current assets, the current ratio increased from 4.23 at June 30, 2015 to 5.91 at December 31, 2015.

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

Contractual Obligations and Commercial Commitments

We have leased certain office premises and apartments for employees under operating leases through August 31, 2019. Below is a summary of our company’s contractual obligations and commitments as of December 31, 2015:

Amount

Twelve months ending December 31,

2016	$212,910
2017	132,736
2018	66,597
2019	45,194
Thereafter	-
$457,437

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

To the extent Trans Pacific does not generate sufficient after-tax profits to fund this statutory reserve, its ability to pay dividends to us may be limited. Although these statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, these reserve funds are not distributable as cash dividends except in the event of a solvent liquidation of the companies. Other than as described in the previous sentences, China’s State Administration of Foreign Exchange has approved the company structure between our company and Trans Pacific, and Trans Pacific is permitted to pay dividends to our company.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the SEC)’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2015, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consulting firm. The agreement is for a period of 12 months, effective November 20, 2015. In return for the services, as approved by the Company’s Board of Directors, 250,000 shares of the Company’s common stock were issued to the consulting firm for the first six-months of service. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 11, 2015, the board of directors of the Company approved a stock repurchase program authorizing the repurchase of up to $100,000 of its common stock during the quarter ended December 31, 2015. Thereafter the Company may repurchase an aggregate value of shares per quarter equal to 10% to 15% of its quarterly net income for which the most recent quarterly or annual report has been filed. The stock repurchase plan is set to expire on October 11, 2016. The following table sets forth information regarding shares of the Company’s common stock repurchased during the three months ended December 31, 2015:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2015	3,695	$0.84	3,695	96,821
November 1 to November 30, 2015	17,112	$0.84	20,807	81,927
December 1 to December 31, 2015	23,899	$0.99	44,706	57,510
Total	44,706	$0.92

Item 5.	Other Information

Effective February 11, 2016, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company granted an aggregate of 660,000 shares of plan stock award to its directors and officers under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”), as below: (i) 300,000 shares to Mr. Lei Cao, Chief Executive Officer; (ii) 180,000 shares to Mr. Zhikang Huang, Chief Operating Officer; (iii) 40,000 shares to Ms. Tuo Pan, Acting Chief Financial Officer; (iv) 20,000 shares to Mr. Yafei Li, Chief Technology Officer; and (v) 40,000 shares to each of Tieliang Liu, Ming Zhu, and Jing Wang, each an independent director (collectively, the “Plan Stock Grants”). All the plan stock vest immediately.

The Plan Stock Grants were made on the terms of the Company’s Form of Plan Stock Award Agreement, as filed as Exhibit 10.1 to this report.

In addition, the Compensation Committee authorized the grant of a total of $300,000 worth of plan share award under the 2014 Plan and/or the 2008 Equity Stock Incentive Plan for each of the following fiscal years to its directors and executive officers in the same proportion as they were granted for the fiscal year 2016, as set forth above as long as such a director or executive officer is in his position and fulfills his duty.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit

10.1	Form of Plan Stock Award Agreement
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 12, 2016	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

February 12, 2016	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$1,094,576	$730,322
Advances to suppliers	1,874	50,975
Accounts receivable, less allowance for doubtful accounts of $703,498 and $477,240 as of December 31, 2015 and June 30, 2015, respectively	2,554,660	3,082,219
Other receivables, less allowance for doubtful accounts of $125,149 and $241,604 as of December 31, 2015 and June 30, 2015, respectively	513,788	191,972
Prepaid expense and other current assets	3,904,181	1,265,609
Due from related parties, less allowance for doubtful accounts of $174,759 and nil as of December 31, 2015 and June 30, 2015, respectively	2,720,246	2,784,591

Total Current Assets	10,789,325	8,105,688

Property and equipment, net	180,853	214,003
Prepaid expenses - noncurrent	43,109	436,351
Other long-term assets	34,439	2,773,908
Deferred tax assets	-	280,600

Total Assets	$11,047,726	$11,810,550

Liabilities and Equity
Advances from customers	$25,831	$126,201
Accounts payable	294,890	691,588
Taxes payable	1,410,157	996,648
Accrued expenses and other current liabilities	93,628	99,607

Total Current Liabilities	1,824,506	1,914,044

Total Liabilities	1,824,506	1,914,044

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 8,790,738 and 7,996,032 shares issued as of December 31, 2015 and June 30, 2015; 8,620,841 and 7,870,841 outstanding as of December 31, 2015 and June 30, 2015	17,190,591	16,303,327
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 169,897 and 125,191 shares as of December 31, 2015 and June 30, 2015	(413,797)	(372,527)
Accumulated deficit	(3,867,811)	(2,552,870)
Accumulated other comprehensive income	(112,038)	91,432
Unearned stock-based compensation	(7,760)	(7,760)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	13,934,027	14,606,444

Non-controlling Interest	(4,710,807)	(4,709,938)

Total Equity	9,223,220	9,896,506

Total Liabilities and Equity	$11,047,726	$11,810,550

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the six months Ended December 31,		For the three months Ended December 31,
	2015	2014	2015	2014

Net revenues	$4,296,169	$5,698,505	$1,596,951	$3,092,580

Cost of revenues	(1,947,803)	(3,084,014)	(707,127)	(1,674,861)
Gross profit	2,348,366	2,614,491	889,824	1,417,719

General and administrative expenses	(2,894,244)	(2,257,146)	(1,963,402)	(1,317,341)
Selling expenses	(44,125)	(66,721)	(29,502)	(10,382)
	(2,938,369)	(2,323,867)	(1,992,904)	(1,327,723)

Operating income (loss)	(590,003)	290,624	(1,103,080)	89,996

Financial expense, net	(312,983)	(121,334)	(195,776)	(58,952)
Other income (loss), net	(4,621)	20,488	(4,621)	20,488
	(317,604)	(100,846)	(200,397)	(38,464)

Net income (loss) before provision for income taxes	(907,607)	189,778	(1,303,477)	51,532

Income tax (expense) benefit	(573,355)	51,463	(332,533)	24,208

Net income (loss)	(1,480,962)	241,241	(1,636,010)	75,740

Net loss attributable to non-controlling interest	(166,021)	(227,640)	(136,911)	(60,682)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(1,314,941)	$468,881	$(1,499,099)	$136,422

Comprehensive income (loss)
Net income (loss)	$(1,480,962)	$241,241	$(1,636,010)	$75,740
Foreign currency translation (loss) gain	(38,318)	88,796	82,318	22,262
Comprehensive income (loss)	(1,519,280)	330,037	(1,553,692)	98,002
Less: Comprehensive income (loss) attributable to non-controlling interest	(869)	(164,696)	57,663	(29,472)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(1,518,411)	$494,733	$(1,611,355)	$127,474

Earnings (deficit) per share
-Basic and diluted	$(0.16)	$0.08	$(0.18)	$0.02

Weighted average number of common shares used in computation
-Basic and diluted	8,377,634	6,054,933	8,433,341	6,200,841

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months Ended December 31,
	2015	2014

Operating Activities

Net income (loss)	$(1,480,962)	241,241
Adjustment to reconcile net income (loss) to net cash used in operating activities
Amortization of stock-based compensation to consultants	548,917	193,156
Depreciation and amortization	29,076	108,364
Provision (recovery) of doubtful accounts on third party receivables	622,556	(17,013)
Provision of doubtful accounts on related party receivable	174,759	-
Deferred tax provision (benefit)	280,600	(57,300)
Loss on disposition of property and equipment	-	1,483
Changes in assets and liabilities
Decrease (increase) in advances to suppliers	49,101	(584,071)
Increase in accounts receivable	(269,756)	(905,468)
Increase in other receivables	(654,229)	(399,514)
Decrease (increase) in prepaid expense	58,728	(195,831)
Increase in other current assets	(28,613)	-
Decrease in other long-term assets	3,240	8
Decrease in due from related parties	64,345	806,243
(Decrease) increase in advances from customers	(100,370)	24,638
Decrease in accounts payable	(396,698)	(185,385)
Increase (decrease) in accrued expenses	13,420	(145,449)
Increase in taxes payable	413,510	67,985
(Decrease) increase in other current liabilities	(19,400)	77,323

Net cash used in operating activities	(691,776)	(969,590)

Investing Activities
Acquisitions of property and equipment	(3,302)	(27,108)
Cash collected from the termination of vessel acquisition	332,413	-
Collection of short-term loan from related party	-	1,119,241

Net cash provided by investing activities	329,111	1,092,133

Financing Activities
Proceeds from issuance of common stock, net	691,600	967,820
Purchase of common stock	(41,270)	-

Net cash provided by financing activities	650,330	967,820

Effect of exchange rate fluctuations on cash and cash equivalents	76,589	38,853

Net increase in cash and cash equivalents	364,254	1,129,216

Cash and cash equivalents at beginning of period	730,322	902,531

Cash and cash equivalents at end of period	$1,094,576	$2,031,747

Supplemental information
Income taxes paid	$-	$8,104
Non-cash transactions of operating activities:
Common stock issued for vessel acquisition	$2,220,000	$-
Issuance of common stock to pay for professional services	$255,000	$672,000
Common stock issued for LSM acquisition	$-	$83,500

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a shipping agency, logistics and ship management services company. The Company’s current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, and Canada. Substantially all of the Company’s business is generated from clients located in the People’s Republic of China (the “PRC”), and its operations are primarily conducted in the PRC and Hong Kong.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company provided its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of December 31, 2015 since approximately June 2014.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. The Company’s ship management services are operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services are operated by its company in the US and subsidiaries in HK. The Company’s inland transportation management services are operated by its subsidiary in China.

Note 2. LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had a net loss and negative cash flow from operating activities for the six months ended December 31, 2015. Revenue from the Company’s shipping agency service business segment was in a decreasing trend due to higher overhead costs and decreased number of ships served. In addition, the Company terminated the vessel acquisition agreement during the quarter ended December 31, 2015 which reduced the Company’s revenue source from the shipping and chartering service segment.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue source in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through spinning off its unprofitable business segment, identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, financial support by major shareholders and cutting costs to improve profitability and replenish working capital.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the Company’s 2015 annual report on Form 10-K filed on September 18, 2015.

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

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and its loss from operations is consolidated with that of the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of the financial statements of the Company and Sino-China.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets were as follows:

	December 31,	June 30,
	2015	2015

Total current assets	$74,284	$59,069
Total assets	$181,877	$189,499
Total current liabilities	$24,902	$19,732
Total liabilities	$24,902	$19,732

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

•	Revenues from ship management services are recognized when the related contractual services are rendered.

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

The exchange rates as of December 31, 2015 and June 30, 2015 and for the six and three months ended December 31, 2015 and 2014 are as follows:

	December 31,	June 30,	Six months ended December 31,		Three months ended December 31,
	2015	2015	2015	2014	2015	2014
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.4952	6.1988	6.3468	6.1565	6.3906	6.1484
1AUD:USD	1.3710	1.2986	1.3842	1.1262	1.3891	1.1705
1HKD:USD	7.7508	7.7520	7.7512	7.7534	7.7506	7.7557
1CAD:USD	1.3847	1.2475	1.3221	1.1126	1.3356	1.1362

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of December 31, 2015 and June 30, 2015, cash balances of $233,678 and $65,191, respectively, maintained at financial institutions in the PRC, and are not insured by the Federal Deposit Insurance Corporation or other programs.

(f) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts Receivable are written off after exhaustive efforts at collection.

(g) Earnings (deficit) per Share

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the six months ended December 31, 2015 and 2014.

(h) Risks and Uncertainties

The Company’s business, financial position and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Sino-China through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to its major customer, Tianjin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”).

(i) Reclassifications

Other current liabilities in 2014 cash flows have been reclassified to taxes payable and other current liabilities to conform to the current period presentation.

(j) Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets”. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	December 31,	June 30,
	2015	2015

Sainuo Investment Management Ltd (a)	$-	$48,396
Others	1,874	2,579
Total	$1,874	$50,975

(a) On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. (“Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates, performance of required due diligence and other business advisory services. Pursuant to the service agreement, Sainuo is entitled to a service fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB 3.5 million to Sainuo in accordance with the service agreement, in connection with the Company’s decision to acquire Rong Zhou (see note 8), a small oil/chemical product tanker identified by Sainuo as an acquisition candidate (the “Vessel Acquisition”). Sainuo, Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”). Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB 300,000 from the Company and remit RMB 3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. The Company made a payment of RMB 3.5 million to Sainuo upon the earlier agreement, including RMB 300 thousand (US $46,188) as its advance to Sainuo for the completion of the agreed-upon advisory services, in addition to the offer of the 1.2 million shares issued to the Vessel Seller (see note 10).

On December 7, 2015, the Company and the vessel seller entered into a supplemental agreement to terminate the proposed vessel acquisition. Accordingly, the advance payment of RMB 330 thousand to Sainuo for advisory services was recognized as consulting service charge and reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2015.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	December 31,	June 30,
	2015	2015

Trade accounts receivable	$3,258,158	$3,559,459
Less: allowances for doubtful accounts	(703,498)	(477,240)
Accounts receivables, net	$2,554,660	$3,082,219

For the three and six months ended December 31, 2015 and 2014, $365,622 and $0 accounts receivable were directly written off against previous allowance for doubtful accounts, respectively.

Note 6. OTHER RECEIVABLES

Other receivables represent mainly prepaid employee insurance and welfare benefit which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits with the landlords.

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent mainly payroll and welfare payable, accrued expenses and other miscellaneous items.

Note 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	December 31,	June 30,
	2015	2015

Consultant fees (1)	$1,081,765	$1,375,681
Deposit for Vessel (2)	2,220,000	-
Advance to employees	214,892	166,772
Insurance	-	77,584
Other	430,633	81,923
Total	3,947,290	1,701,960
Less current portion	3,904,181	1,265,609
Total noncurrent portion	$43,109	$436,351

(1): The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014, pursuant to which the consultants should assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, and development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on August 29, 2014 at $1.68 per share. Their service agreements are for the period from July 1, 2014 to December 31, 2016.

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

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company for corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. The Company will issue additional 250,000 shares of common stock to this consultant or pay $30,000 per month to this consultant to cover the services from the seventh month to November 19, 2016.

The above mentioned consulting fees have been and will be ratably charged to expense over the terms of the above mentioned agreements.

(2): In connection with the proposed vessel acquisition, the Company previously issued 1.2 million of common stock valued at $2.22 million to the vessel seller. On December 8, 2015, the Company and the vessel seller signed a supplemental agreement to terminate the vessel acquisition, pursuant to which vessel seller should return the 1.2 million shares of common back to the Company. The Company has not received the 1.2 million shares as of December 31, 2015 but subsequently received the 1.2 million shares as of the date of this report (See note 10).

Note 9. PROPERTY AND EQUIPMENT, NET.

The Company’s net property and equipment are as follows:

	December 31,	June 30,
	2015	2015

Land and building	$207,235	$217,144
Motor vehicles	509,321	534,825
Computer equipment	142,039	146,739
Office equipment	60,469	62,745
Furniture and fixtures	155,658	156,085
System software	122,674	128,286
Leasehold improvement	65,619	68,758

Total	1,263,015	1,314,582

Less: Accumulated depreciation and amortization	1,082,162	1,100,579

Property and equipment, net	$180,853	$214,003

Depreciation and amortization expense for the six months ended December 31, 2015 and 2014 were $29,076 and $108,364, respectively. Depreciation and amortization expense for the three months ended December 31, 2015 and 2014 were $13,723 and $52,804, respectively.

Note 10. OTHER LONG-TERM ASSETS

The Company’s other long-term assets are as follows:

	December 31,	June 30,
	2015	2015

Installment payment related to Vessel acquisition	$-	$2,736,229
Rent deposit	34,439	37,679
Total	$34,439	$2,773,908

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85 per share. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. In addition, the Company previously advanced RMB 3.5 million to third-party Sainuo for identification of a suitable acquisition candidate. In connection with a settlement agreement with Sainuo as discussed in Note 3, Sainuo transferred RMB 3.2 million to the Vessel Seller. As of June 30, 2015, total installment payment for the Vessel of $2,736,229 was made up of the agreed-upon value of $2,220,000 related to the 1.2 million shares of Sino-Global’s restricted common stock issued to the Vessel Seller and RMB 3.2 million (US $516,229) remitted by Sainuo to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. Then the installment payment related to Vessel acquisition was recognized as one other long-term asset as at the end of the previous financial year.

In connection with the termination of the Assets Purchase Agreement as discussed in Note 4, the Vessel Seller has agreed to return the 1.2 million shares to the Company, in addition to refund approximately $330,000 after all related charges, which was accepted by both parties. The Company received the cash refund of $330,000 in December 2015 but the 1.2 million shares have not been received by December 31, 2015 due to pending legal documents. The Company received the 1.2 million shares as of the date of this report  and accordingly the $2.22 million deposit has been reclassified as other current assets as reflected in the Company’s unaudited condensed consolidated balance sheets as of December 31, 2015 (See Note 8.)

 Note 11. EQUITY TRANSACTIONS

On July 10, 2015, the Company sold 500,000 restricted shares of its common stock to Mr. Weixiong Yang in a private sale transaction. The aggregate offering price of the shares was $691,600, which was paid in cash. There were no underwriting discounts or commissions. The sale of stock was completed pursuant to an exemption from securities registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were issued on July 13, 2015.

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2015	2015

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,017	1,044
Accumulated other comprehensive loss	27	(67,640)
Accumulated deficit	(5,085,623)	(5,018,688)
	(4,728,179)	(4,728,884)
Trans Pacific Logistics Shanghai Ltd.	17,372	18,946
Total	$(4,710,807)	$(4,709,938)

Note 13. COMMITMENTS AND CONTIGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under operating leases through August 31, 2019. Future minimum lease payments under operating lease agreements are as follows:

Amount

Twelve months ending December 31,

2016	$212,910
2017	132,736
2018	66,597
2019	45,194
Thereafter	-
$457,437

Rent expense for the six months ended December 31, 2015 and 2014 were $108,191 and $100,212, respectively. Rent expense for the three months ended December 31, 2015 and 2014 were $57,673 and $39,261, respectively.

Legal proceedings

During the quarter ended December 31, 2015, a former Vice President of the Company, Mr. Alexander Chen, filed a complaint with the U.S. Department of Labor-Occupational Safety and Health Administration (“OSHA”) against the Company and three current or former executives. Mr. Chen is seeking $350,000 plus attorney’s fees for the alleged retaliation and a purported breach of his employment agreement. The Company has responded to the complaint filed with OSHA, providing argument and information supporting the Company’s position that no violation of law in connection with Chen’s employment. As of the date of this report, the company is unable to predict the outcome or impact of this pending legal proceeding.

Note 14. INCOME TAXES

Income tax expense for the six months and three months ended December 31, 2015 and 2014 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2015	2014	2015	2014
	%	%	%	%
U.S. expected federal income tax benefit	35.0	35.0	35.0	35.0
U.S state, local tax net of federal benefit	10.9	10.9	10.9	10.9
U.S. permanent difference	(0.6)	(0.2)	(0.8)	(0.3)
U.S. temporary difference	(45.3)	(45.6)	(45.1)	(45.6)
Permanent difference related to other countries	88.2	56.4	50.5	76.3
PRC statutory income tax expense	(25.0)	(25.0)	(25.0)	(25.0)
Hong Kong statutory income tax rate	(16.5)	(16.5)	16.5	(16.5)
Hong Kong income tax benefit	16.5	12.1	(16.5)	12.2
Total tax benefit	63.2	27.1	25.5	47.0

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax (expense) benefit for the six and three months ended December 31, 2015 and 2014 are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2015	2014	2015	2014

Current
USA	$-	$-	$-	$-
Hong Kong	-	(5,837)	-	(4,192)
China	(292,755)	-	(32,933)	-
	(292,755)	(5,837)	(32,933)	(4,192)
Deferred			-	-
USA	(280,600)	57,300	(299,600)	28,400
Other countries	-	-	-	-
	(280,600)	57,300	(299,600)	28,400
Total income tax (expense) benefit	$(573,355)	$51,463	$(332,533)	$24,208

The Company’s deferred tax assets are comprised of the following:

	December 31,	June 30,
	2015	2015

Allowance for doubtful accounts	$220,000	$248,000
Stock-based compensation	632,000	382,000
Net operating loss	2,826,000	2,176,000
Total deferred tax assets	3,678 ,000	2,806,000
Valuation allowance	(3,678,000)	(2,525,400)
Deferred tax assets, net - long-term	$-	$280,600

Our operations in the U.S. have incurred a cumulative net operating loss of approximately $7,252,000 and $5,591,000, respectively, as of December 31, 2015 and June 30, 2015, which may reduce future taxable income. This carry-forward will expire if not utilized by 2035. As of December 31, 2015 and June 30, 2015, major components of our deferred tax assets included net operating loss of our U.S entities, stock-based compensation and allowance for doubtful accounts.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Due to the termination of the proposed vessel acquisition in December 2015, management concluded that the chances for the Company’s U.S. entities to be profitable in the foreseeable future became remote, and accordingly 100% of the deferred tax assets balance has been provided a valuation allowance as of December 31, 2015 based on management’s estimate.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2015	2015

VAT tax payable	$418,823	$296,935
Corporate income tax payable	934,793	664,132
Others	56,541	35,581
Total	$1,410,157	$996,648

Note 15. CONCENTRATIONS

Major Customers

For the six months ended December 31, 2015, two customers accounted for 32% and 22% of the Company’s revenues, respectively. For the six months ended December 31, 2014, three customers accounted for 21%, 19% and 13% of the Company’s revenues, respectively.

Major Suppliers

For the six months ended December 31, 2015, two suppliers accounted for 46% and 21% of the total cost of revenues, respectively. For the six months ended December 31, 2014, three suppliers accounted for 60%, 16% and 12% of the total cost of revenues, respectively.

Note 16. SEGMENT REPORTING

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

The following tables present summary information by segment for the six and three months ended December 31, 2015 and 2014, respectively:

	For the six months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,549,256	$462,218	$2,284,695	$4,296,169
Cost of revenues	$1,243,601	$212,510	$491,692	$1,947,803
Gross profit	$305,655	$249,708	$1,793,003	$2,348,366
Depreciation and amortization	$16,940	$1,958	$10,178	$29,076
Total capital expenditures	$3,302	$-	$-	$3,302
Total assets	$4,024,625	$414,710	$6,608,391	$11,047,726

	For the six months Ended December 31, 2014
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$3,459,790	$-	$2,238,715	$5,698,505
Cost of revenues	$2,776,790	$-	$307,224	$3,084,014
Gross profit	$683,000	$-	$1,931,491	$2,614,491
Depreciation and amortization	$102,692	$-	$5,672	$108,364
Total capital expenditures	$27,108	$-	$-	$27108
Total assets	$3,510,977	$-	$4,011,947	$7,522,924

	For the three months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$489,871	$16,000	$1,091,080	$1,596,951
Cost of revenues	$395,988	$8,000	$303,139	$707,127
Gross profit	$93,883	$8,000	$787,941	$889,824
Depreciation and amortization	$7,030	$1,782	$4,911	$13,723
Total capital expenditures	$2,375	$-	$-	$2,375
Total assets	$4,024,625	$414,710	$6,608,391	$11,047,726

	For the three months Ended December 31, 2014
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,800,499	$-	$1,292,081	$3,092,580
Cost of revenues	$1,493,285	$-	$181,576	$1,674,861
Gross profit	$307,214	$-	$1,110,505	$1,417,719
Depreciation and amortization	$49,948	$-	$2,856	$52,804
Total capital expenditures	$11,769	$-	$-	$11,769
Total assets	$3,510,977	$-	$4,011,947	$7,522,924

Note 17. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together, “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the net amount due from Zhiyuan Investment Group was $2,609,831 at June 30, 2015. During the six months ended December 31, 2015, the Company continued to provide inland transportation management services to Zhiyuan and also collected approximately $1.1 million (RMB 7.4 million) from Zhiyuan to reduce the outstanding accounts receivable. As of December 31, 2015, the net amount due from Zhiyuan was $2,720,246. Management expects that such receivable will be substantially collected in 2016.

At June 30, 2015, the Company was owed $174,759 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. During the quarter ended December 31, 2015, management reassessed the collectability of such receivable due from Sino-G and concluded that the likelihood to collect such balance became doubtful since such amount has been past due for a long time. As a result, a 100% valuation allowance has been applied against this past due amount.

Note 18. SUBSEQUENT EVENTS

In January 2016, the Company formed a new subsidiary Sino-Global Shipping LA Inc. for the purpose of expanding its business to provide import security filing services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. The Company expects to expand its service platform to generate increased revenue from this new business in the near future.

Effective February 11, 2016, the Compensation Committee of the Board of Directors of the Company granted 660,000 shares of common stock to seven directors and executive officers under the Company’s 2014 Stock Incentive Plan. Pursuant to the terms and conditions of the Plan Stock Award Agreements, these shares vested immediately, with a total value of $349,800, at $0.53 per share based on the Company’s stock price on February 10, 2016.

As of the date of this report, the Company received 1.2 million shares from the Vessel Seller, as further discussed in Note 10.