Form 10-Q
period 2016-03-31
Sino-Global Shipping America, Ltd.
filed 2016-05-10
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 3, 2016, the Company has 9,280,841 issued and outstanding shares of common stock.

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

3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$4,076,107	$730,322
Advances to suppliers	6,207	50,975
Accounts receivable, less allowance for doubtful accounts of $151,794 and $477,240 as of March 31, 2016 and June 30, 2015, respectively	1,688,340	3,082,219
Other receivables, less allowance for doubtful accounts of $125,244 and $241,604 as of March 31, 2016 and June 30, 2015, respectively	316,603	191,972
Prepaid expense and other current assets	1,089,121	1,265,609
Due from related parties, less allowance for doubtful accounts of $174,653 and nil as of March 31, 2016 and June 30, 2015, respectively	1,062,687	2,784,591

Total Current Assets	8,239,065	8,105,688

Property and equipment, net	182,647	214,003
Prepaid expenses	188,268	436,351
Other long-term assets	38,323	2,773,908
Deferred tax assets	-	280,600

Total Assets	$8,648,303	$11,810,550

Liabilities and Equity
Advances from customers	$24,376	$126,201
Accounts payable	312,009	691,588
Taxes payable	1,740,227	996,648
Accrued expenses and other current liabilities	83,468	99,607

Total Current Liabilities	2,160,080	1,914,044

Total Liabilities	2,160,080	1,914,044

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 8,254,138 and 7,996,032 shares issued as of March 31, 2016 and June 30, 2015; 8,080,841 and 7,870,841 outstanding as of March 31, 2016 and June 30, 2015	15,320,391	16,303,327
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 173,297 and 125,191 shares as of March 31, 2016 and June 30, 2015	(415,978)	(372,527)
Accumulated deficit	(4,606,020)	(2,552,870)
Accumulated other comprehensive income	(94,913)	91,432
Unearned stock-based compensation	(7,760)	(7,760)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,340,562	14,606,444

Non-controlling Interest	(4,852,339)	(4,709,938)

Total Equity	6,488,223	9,896,506

Total Liabilities and Equity	$8,648,303	$11,810,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months Ended March 31,		For the nine months Ended March 31,
	2016	2015	2016	2015

Net revenues	$1,173,769	$2,526,762	$5,469,938	$8,225,267

Cost of revenues	(620,542)	(1,220,577)	(2,568,345)	(4,304,591)
Gross profit	553,227	1,306,185	2,901,593	3,920,676

General and administrative expenses	(1,190,614)	(1,069,623)	(4,084,858)	(3,326,769)
Selling expenses	(23,353)	(156)	(67,478)	(66,877)
	(1,213,967)	(1,069,779)	(4,152,336)	(3,393,646)

Operating income (loss)	(660,740)	236,406	(1,250,743)	527,030

Financial income (expense), net	61,183	61,442	(251,800)	(59,892)
Other income (loss), net	10,402	(2)	5,781	20,486
	71,585	61,440	(246,019)	(39,406)

Net income (loss) before provision for income taxes	(589,155)	297,846	(1,496,762)	487,624

Income tax (expense) benefit	(265,721)	34,067	(839,076)	85,530

Net income (loss)	(854,876)	331,913	(2,335,838)	573,154

Net loss attributable to non-controlling interest	(116,667)	(19,070)	(282,688)	(246,710)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(738,209)	$350,983	$(2,053,150)	$819,864

Comprehensive income (loss)
Net income (loss)	$(854,876)	$331,913	$(2,335,838)	$573,154
Foreign currency translation (loss) gain	(7,740)	132,042	(46,058)	127,721
Comprehensive (loss) income	(862,616)	463,955	(2,381,896)	700,875
Less: Comprehensive loss attributable to non-controlling interest	(141,532)	(187,796)	(142,401)	(187,796)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(721,084)	$651,751	$(2,239,495)	$888,671

Earnings (deficit) per share
-Basic and diluted	$(0.09)	$0.05	$(0.25)	$0.13

Weighted average number of common shares used in computation
-Basic and diluted	8,337,325	6,200,841	8,364,296	6,102,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2016	2015
	US$	US$

Operating Activities

Net income (loss)	$(2,335,838)	$573,154
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of stock-based compensation to consultants	922,542	-
Amortization of stock option expense	-	314,622
Depreciation and amortization	44,017	140,464
Provision (recovery) of doubtful accounts on third party receivables	73,746	(17,009)
Provision of doubtful accounts on related party receivable	174,604	-
Deferred tax provision (benefit)	280,600	(91,300)
Loss on disposition of property and equipment	-	1,485
Changes in assets and liabilities
Decrease (increase) in advances to suppliers	44,768	(678,086)
Decrease (increase) in accounts receivable	1,145,529	(1,529,255)
Increase in other receivables	(124,631)	(522,823)
Decrease (increase) in prepaid expense	310,824	(152,589)
Increase in other current assets	(32,453)	-
Increase in other long-term assets	(644)	-
Decrease in due from related parties	1,721,904	44,250
(Decrease) increase in advances from customers	(101,825)	136,460
Decrease in accounts payable	(379,579)	(175,195)
Increase (decrease) in accrued expenses	35,868	(145,641)
Increase in taxes payable	743,580	-
(Decrease) increase in other current liabilities	(52,012)	231,459

Net cash provided by (used in) operating activities	2,471,000	(1,870,004)

Investing Activities
Acquisitions of property and equipment	(18,662)	(84,086)
Cash collected from the termination of vessel acquisition	327,570	-
Collection of short-term loan from related party	-	1,114,428

Net cash provided by investing activities	308,908	1,030,342

Financing Activities
Proceeds from issuance of common stock, net	691,600	967,820
Purchase of common stock	(43,451)	-

Net cash provided by financing activities	648,149	967,820

Effect of exchange rate fluctuations on cash and cash equivalents	(82,272)	76,508

Net increase in cash and cash equivalents	3,345,785	204,666

Cash and cash equivalents at beginning of period	730,322	902,531

Cash and cash equivalents at end of period	$4,076,107	$1,107,197

Supplemental information
Income taxes paid	-	8,104
Non-cash transactions of operating activities:
Common stock issued for vessel acquisition	$2,220,000	$-
Return of common stock issued for vessel acquisition	$(2,220,000)	$-
Common stock issued for stock-based compensation to consultants	$255,000	$672,000
Common stock issued for LSM acquisition	$-	$83,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a shipping agency, logistics and ship management services company. The Company’s current service offerings consist of shipping agency services, shipping and chartering services, inland transportation management services and ship management services. The Company conducts its business primarily through its wholly-owned subsidiaries in China, Hong Kong, Australia, and Canada. Substantially all of the Company’s business is generated from clients located in the People’s Republic of China (the “PRC”), and its operations are primarily conducted in the PRC.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company provided its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of March 31, 2016 since approximately June 2014.

The Company’s shipping agency business is operated by its subsidiaries in Hong Kong and Australia. The Company’s ship management services are operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services are operated by its company in the US and subsidiaries in HK. The Company’s inland transportation management services are operated by its subsidiary in China.

In January 2016, the Company formed a new subsidiary, Sino-Global Shipping LA Inc. (“Sino LA”), for the purpose of expanding its business to provide import security filing services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also providing inland transportation services to these importers in the U. S. The Company expects to generate increased revenue from this new service platform in the near future.

Note 2. LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had a net loss for the nine months ended March 31, 2016. Revenue from the Company’s shipping agency service business segment was in a decreasing trend due to higher overhead costs and decreased number of ships served. In addition, the Company terminated the vessel acquisition agreement during the quarter ended December 31, 2015, which also reduced the Company’s revenue source from the shipping and chartering service segment for the remaining period of fiscal year 2016.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue source in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, financial support by major shareholders and reducing costs to improve profitability and replenish working capital.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Unaudited Condensed Consolidated Balance Sheets were as follows:

	March 31,	June 30,
	2016	2015

Total current assets	$52,848	$59,069
Total assets	$157,770	$189,499
Total current liabilities	$11,071	$19,732
Total liabilities	$11,071	$19,732

(c) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

•	Revenues from ship management services are recognized when the related contractual services are rendered.

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

The exchange rates as of March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and 2015 are as follows:

	March 31,	June 30,	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015	2016	2015
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.4447	6.1988	6.5404	6.2364	6.4114	6.1831
1AUD:USD	1.3026	1.2986	1.3861	1.2721	1.3848	1.1748
1HKD:USD	7.7567	7.7520	7.7744	7.7558	7.7589	7.7542
1CAD:USD	1.2967	1.2475	1.3730	1.2409	1.3391	1.1554

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of March 31, 2016 and June 30, 2015, cash balances of $3,906,278 and $65,191, respectively, maintained at financial institutions in the PRC, and are not insured by the Federal Deposit Insurance Corporation or other programs.

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

(g) Earnings (deficit) per Share

Basic earnings (deficit) per share is computed by dividing net income (loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (deficit) per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were higher than the average market price for the nine months ended March 31, 2016 and 2015.

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

(i) Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	March 31,	June 30,
	2016	2015

Sainuo Investment Management Ltd (a)	$-	$48,396
Others	6,207	2,579
Total	$6,207	$50,975

(a) On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. (“Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates, performance of required due diligence and other business advisory services. Pursuant to the service agreement, Sainuo is entitled to a service fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB3.5 million to Sainuo in accordance with the service agreement, in connection with the Company’s decision to acquire Rong Zhou (see note 10) , a small oil/chemical product tanker identified by Sainuo as an acquisition candidate (the “Vessel Acquisition”). Sainuo, Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”) and Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB300,000 from the Company and remit RMB3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. The Company made a payment of RMB 3.5 million to Sainuo upon the earlier agreement, including RMB 300,000 (US $46,550) as its advance to Sainuo for the completion of the agreed-upon advisory services, in addition to the offer of the 1.2 million shares issued to the Vessel Seller (see note 10).

On December 7, 2015, the Company and the Vessel Seller entered into a supplemental agreement to terminate the proposed Vessel Acquisition. Accordingly, the advance payment of RMB 300,000 to Sainuo for advisory services was recognized as consulting service charge and reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended March 31, 2016.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	March 31,	June 30,
	2016	2015

Trade accounts receivable	$1,840,134	$3,559,459
Less: allowances for doubtful accounts	(151,794)	(477,240)
Accounts receivables, net	$1,688,340	$3,082,219

For the three and nine months ended March 31, 2016, $0 and $365,622 accounts receivable were directly written off against previously allowance for doubtful accounts, respectively. There was no such write-off for the three and nine months ended March 31, 2016.

Note 6. OTHER RECEIVABLES

Other receivables represent mainly prepaid employee insurance and welfare benefit which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits with the landlords.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	March 31,	June 30,
	2016	2015

Consultant fees (1)	$1,033,989	$1,375,681
Advance to employees	177,895	166,772
Insurance	-	77,584
Other	65,505	81,923
Total	1,277,389	1,701,960
Less current portion	1,089,121	1,265,609
Total noncurrent portion	$188,268	$436,351

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

Note 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent mainly payroll and welfare payable, accrued expenses and other miscellaneous items.

Note 9. PROPERTY AND EQUIPMENT, NET.

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2016	2015

Land and building	$208,858	$217,144
Motor vehicles	513,500	534,825
Computer equipment	150,817	146,739
Office equipment	60,842	62,745
Furniture and fixtures	163,748	156,085
System software	123,593	128,286
Leasehold improvement	66,135	68,758

Total	1,287,493	1,314,582

Less: Accumulated depreciation and amortization	1,104,846	1,100,579

Property and equipment, net	$182,647	$214,003

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 were $14,941 and $32,100, respectively. Depreciation and amortization expense for the nine months ended March 31, 2016 and 2015 were $44,017 and $140,464, respectively.

Note 10. OTHER LONG-TERM ASSETS

The Company’s other long-term assets are as follows:

	March 31,	June 30,
	2016	2015

Installment payment related to Vessel acquisition (1)	$-	$2,736,229
Rent deposit	38,323	37,679
Total	$38,323	$2,773,908

(1)	On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. The Company and the Vessel Seller agreed that each of the 1.2 million shares issued to the Vessel Seller was valued at $1.85 per share. In connection therewith, the Company filed a registration statement on April 15, 2015 covering the offer of the 1.2 million shares issued to the Vessel Seller. In addition, the Company previously advanced RMB3.5 million to third-party Sainuo for identification of a suitable acquisition candidate. In connection with a settlement agreement with Sainuo as discussed in Note 4, Sainuo transferred RMB3.2 million to the Vessel Seller. As of June 30, 2015, total installment payment for the Vessel of $2,736,229 was made up of the agreed-upon value of $2,220,000 related to the 1.2 million shares of Sino-Global’s restricted common stock issued to the Vessel Seller and RMB 3.2 million (US $516,229) remitted by Sainuo to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price. Then the installment payment related to Vessel acquisition was recognized as other long-term asset as at the end of the previous financial year.

In connection with the termination of the Assets Purchase Agreement as discussed in Note 4, the Vessel Seller agreed to return the 1.2 million shares to the Company, and in addition to refund approximately $330,000 in cash after all related charges, which has been accepted by both parties. The Company received the cash of $330,000 in December 2015 and the 1.2 million shares on February 12, 2016, and accordingly there was no such deposit balance reflected in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2016.

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

Effective February 11, 2016, the Compensation Committee of the Board of Directors of the Company granted 660,000 shares of common stock to seven directors and executive officers under the Company’s 2014 Stock Incentive Plan (the “Plan”). Pursuant to the terms and conditions of the Plan and the plan stock award agreements, these shares vested immediately, with a total value of $349,800, at $0.53 per share based on the Company’s stock price on February 10, 2016.

In connection with the termination of the Vessel Acquisition, the Seller returned the stock certificate for 1.2 million shares to the Company during the quarter ended March 31, 2016 and the Company's unaudited condensed consolidated balance sheets as of March 31, 2016 has reflected the reduction of the 1.2 million shares.

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2016	2015

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,017	1,044
Accumulated other comprehensive loss	27	(67,640)
Accumulated deficit	(5,229,258)	(5,018,688)
	(4,871,814)	(4,728,884)
Trans Pacific Logistics Shanghai Ltd.	19,475	18,946
Total	$(4,852,339)	$(4,709,938)

Note 13. COMMITMENTS AND CONTIGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under operating leases through April 16, 2020. Future minimum lease payments under operating lease agreements are as follows:

Amount

Twelve months ending March 31,

2017	$243,701
2018	152,092
2019	110,456
2020	72,960
Thereafter	-
$579,209

Rent expense for the three months ended March 31, 2016 and 2015 were $62,699 and $50,503, respectively. Rent expense for the nine months ended March 31, 2016 and 2015 were $170,890 and $150,724, respectively.

Legal proceedings

During the quarter ended December 31, 2015, a former Vice President of the Company, Mr. Alexander Chen, filed a complaint with the U.S. Department of Labor-Occupational Safety and Health Administration (“OSHA”) against the Company and three current or former executives. Mr. Chen is seeking $350,000 plus attorney’s fees for the alleged retaliation and a purported breach of his employment agreement. The Company has responded to the complaint filed with OSHA, providing argument and information supporting the Company’s position that no violation of law in connection with Chen’s employment. As of the date of this report, the complaint has not been settled and the company is unable to predict the outcome or impact of this pending legal proceeding.

Note 14. INCOME TAXES

Income tax expense for the three months and nine months ended March 31, 2016 and 2015 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rate using the federal statutory tax rate of 35% to the Company’s effective tax rate are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	%	%	%	%
U.S. expected federal income tax benefit	35.0	35.0	35.0	35.0
U.S state, local tax net of federal benefit	10.9	10.9	10.9	10.9
U.S. permanent difference	(0.6)	(0.2)	(0.6)	(0.2)
U.S. temporary difference	(45.3)	(45.7)	(45.3)	(45.7)
Permanent difference related to other countries	70.1	36.4	81.1	46.9
PRC statutory income tax expense	(25.0)	(25.0)	(25.0)	(25.0)
Hong Kong statutory income tax rate	(16.5)	(16.5)	(16.5)	(16.5)
Hong Kong income tax benefit	16.5	16.5	16.5	12.1
Total tax benefit	45.1	11.4	56.1	17.5

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax (expense) benefit for the three and nine months ended March 31, 2016 and 2015 are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015

Current
USA	$-	$-	$-	$-
Hong Kong	-	-	-	(5,770)
China	(265,721)	-	(558,476)	-
	(265,721)	-	(558,476)	(5,770)
Deferred
USA	-	34,067	(280,600)	91,300
Other countries	-	-	-	-
	-	34,067	(280,600)	91,300
Total income tax (expense) benefit	$(265,721)	$34,067	$(839,076)	$85,530

The Company’s deferred tax assets are comprised of the following:

	March 31,	June 30,
	2016	2015

Allowance for doubtful accounts	$220,000	$248,000
Stock-based compensation	627,000	382,000
Net operating loss	3,530,000	2,176,000
Total deferred tax assets	4,377,000	2,806,000
Valuation allowance	(4,377,000)	(2,525,400)
Deferred tax assets, net - long-term	$-	$280,600

Our operations in the U.S. have incurred a cumulative net operating loss of approximately $8,669,000 and $5,590,560, respectively, as of March 31, 2016 and June 30, 2015, which may reduce future taxable income. This carry-forward will expire if not utilized by 2035. As of March 31, 2016 and June 30, 2015, major components of our deferred tax assets included net operating loss of our U.S entities, stock-based compensation and allowance for doubtful accounts.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Due to the termination of the proposed vessel acquisition in December 2015, management concluded that the chances for the Company’s U.S. entities to be profitable in the foreseeable future became remote, and accordingly 100% of the deferred tax assets balance has been provided a valuation allowance as of March 31, 2016 based on management’s estimate.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2016	2015

VAT tax payable	$484,954	$296,935
Corporate income tax payable	1,193,670	664,132
Others	61,603	35,581
Total	$1,740,227	$996,648

Note 15. CONCENTRATIONS

Major Customers

For the nine months ended March 31, 2016, two customers accounted for 35% and 24% of the Company’s revenues, respectively. For the nine months ended March 31, 2015, three customers accounted for 22%, 21% and 14% of the Company’s revenues, respectively.

Major Suppliers

For the nine months ended March 31, 2016, two suppliers accounted for 31% and 14% of the total cost of revenues, respectively. For the nine months ended March 31, 2015, three suppliers accounted for 54%, 19% and 9% of the total cost of revenues, respectively.

Note 16. SEGMENT REPORTING

ASC 280, “Segment Reporting, ” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2016 and 2015, respectively:

	For the three months Ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$232,901	$-	$940,868	$1,173,769
Cost of revenues	$184,388	$-	$436,154	$620,542
Gross profit	$48,513	$-	$504,714	$553,227
Depreciation and amortization	$8,622	$1,093	$5,226	$14,941
Total capital expenditures	$-	$15,360	$-	$15,360
Total assets	$685,601	$540,132	$7,422,570	$8,648,303

	For the three months Ended March 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,231,182	$-	$1,295,580	$2,526,762
Cost of revenues	$980,136	$-	$240,441	$1,220,577
Gross profit	$251,046	$-	$1,055,139	$1,306,185
Depreciation and amortization	$29,511	$-	$2,589	$32,100
Total capital expenditures	$56,978	$-	$-	$56,978
Total assets	$7,869,985	$-	$231,746	$8,101,731

	For the nine months Ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$1,782,157	$462,218	$3,225,563	$5,469,938
Cost of revenues	$1,427,989	$212,510	$927,846	$2,568,345
Gross profit	$354,168	$249,708	$2,297,717	$2,901,593
Depreciation and amortization	$25,562	$3,051	$15,404	$44,017
Total capital expenditures	$3,302	$15,360	$-	$18,662
Total assets	$685,601	$540,132	$7,422,570	$8,648,303

	For the nine months Ended March 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$4,690,972	$-	$3,534,295	$8,225,267
Cost of revenues	$3,756,926	$-	$547,665	$4,304,591
Gross profit	$934,046	$-	$2,986,630	$3,920,676
Depreciation and amortization	$132,203	$-	$8,261	$140,464
Total capital expenditures	$84,086	$-	$-	$84,086
Total assets	$7,869,985	$-	$231,746	$8,101,731

Note 17. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together, “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the net amount due from Zhiyuan Investment Group was $2,609,831 at June 30, 2015. During the nine months ended March 31, 2016, the Company continued to provide inland transportation management services to Zhiyuan and also collected approximately $3.4 million (RMB 22.1 million) from Zhiyuan to reduce the outstanding accounts receivable. As of March 31, 2016, the net amount due from Zhiyuan was $1,062,687. Management expects that such receivable will be substantially collected in the second half  of 2016.

At June 30, 2015, the Company was owed $174,759 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the former brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. During the quarter ended December 31, 2015, management reassessed the collectability of such receivable due from Sino-G and concluded that the likelihood to collect such balance became doubtful since such amount has been past due for a long time. As a result, a 100% valuation allowance has been applied against this past due amount. There was no additional related party transaction with Sino-G for the quarter ended March 31, 2016.

Note 18. SUBSEQUENT EVENTS

On April 18, 2016, Sino LA signed a Memorandum of Understanding (“MOU”) with Yaxin International Co., Ltd.(“Yaxin”), pursuant to which Sino LA will provide logistics services to Yaxin, who ships goods via containers into the U.S and places them on Amazon.com. The services include cargo forwarding, customs filing and declaration, trucking and others.

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

Overview

Sino-Global Shipping America, Ltd. was incorporated in the United States (“U.S.”) in 2001, and has been engaged in providing professional shipping, logistics, and ship management services to our customers. The shares of the Company has been listed on NASDAQ since April 2008.

We conduct our business primarily through our wholly-owned subsidiaries in Mainland China, Hong Kong, Australia, Canada and New York.

The formation of interconnected subsidiaries will be sustained by continuous business development of the Company. It’s considered as an essential foothold of the Company in shipping market to offer professional logistics and shipping services. The Company’s goal is to multiply its businesses by strengthening its interconnections and expanding its services.

In January 2016, we formed a new subsidiary Sino-Global Shipping LA Inc. for the purpose of expand our business into providing importer security filing services with U.S. Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S., and also provide logistic services including cargo forwarding and truck transportation services to customers. We expect starting this new business line will help us to expand our platform to generate increased revenue in the near future.

Company Structure & Function

As of the date herein, the management team of the Company envisions the Company to vertically conduct its operation, development through the following subsidiaries:

●            Sino-Global Shipping New York Inc., Sino-Global Shipping LA Inc. and Sino-Global Shipping Canada Inc. shall  offer bilateral logistics, transportation and warehousing services generated from trades between China, U.S. and Canada;

●            Trans Pacific Shipping Limited and Trans Pacific Logistics Shanghai Limited shall offer domestic logistics and transportation services, marketing services, and bilateral logistics, transportation and warehousing services generated from trades between China and U.S., Canada and Australia;

●            Sino-Global Shipping Agency Ltd.  (“VIE”) shall offer shipping agency services and marketing services. We have suspended doing business with the VIE in June 2014 due to potential negative impact that may be brought to the VIE as a result of government adjustment on economy in China;

●            Sino-Global Shipping Australia Pty Ltd. shall offer bilateral logistics, transportation and warehousing services generated from trades between China and Australia;

●            Sino-Global Shipping (HK) Inc. shall offer shipping agency & ship management services.

●            In January 2016, Sino-Global Shipping LA Inc. was formed in California, USA, which is expected to provide logistic services including cargo forwarding, custom filing and declaration, and truck transportation.

Business Segments

We currently deliver the following services: shipping agency and ship management services, shipping and chartering services, and inland transportation management services.

The following table presents summary information by segment for the three and nine months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management Services	Chartering Services	Management Services	Consolidated	Management Services	Chartering Services	Management Services	Consolidated
Revenues	$232,901	$-	$940,868	$1,173,769	$1,231,182	$-	$1,295,580	$2,526,762
Cost of revenues	$184,388	-	$436,154	$620,542	$980,136	-	$240,441	$1,220,577
Gross profit	$48,513	-	$504,714	$553,227	$251,046	-	$1,055,139	$1,306,185
Gross margin	20.8%	-	53.6%	47.1%	20.4%	-	81.4%	51.7%

	For the nine months ended March 31, 2016				For the nine months ended March 31, 2015
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management Services	Chartering Services	Management Services	Consolidated	Management Services	Chartering Services	Management Services	Consolidated
Revenues	$1,782,157	$462,218	$3,225,563	$5,469,938	$4,690,972	$-	$3,534,295	$8,225,267
Cost of revenues	$1,427,989	212,510	$927,846	$2,568,345	$3,756,926	-	$547,665	$4,304,591
Gross profit	$354,168	249,708	$2,297,717	$2,901,593	$934,046	-	$2,986,630	$3,920,676
Gross margin	19.9%	54.0%	71.2%	53.0%	19.9%	-	84.5%	47.7%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

Revenue from Shipping Agency Services

Under this segment, we provide two types of shipping agency services: loading/discharging services and protective agency services. For loading/discharging agency services, we receive the total amount from our customers and pay the port charges on behalf of customers. For protective agency services, we charge a fixed amount as agent fee while customers are responsible for the payment of port costs and expenses. Under these circumstances, we generally require payments in advance from customers and bill the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

☐	the number of ship-times to which we provide port loading/discharging services;
☐	the size and types of ships we serve;
☐	the type of services we provide;
☐	the rate of service fees we charge;
☐	the number of ports at which we provide services; and
☐	the number of customers we serve.

For the three months ended March 31, 2016 and 2015, our revenue generated from the shipping agency segment was $232,901 and $1,231,182, respectively. The quarterly revenues were negatively impacted by the decrease in the total number of ships  we served from 20 for the three months ended March 31, 2015 to only 1 for the same period in 2016. For the nine months ended March 31, 2016 and 2015, our revenue generated from the shipping agency segment was $1,782,157 and $4,500,897, respectively. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from 117 for the nine months ended March 31, 2015 to only 19 for the same period in 2016. The decrease in the number of ships served for the three and nine months ended March 31, 2016 was largely affected by the general economy slow-down and rising labor costs in China, and also driven by intense competition in the industry, with established and new competitors offering rates that in many cases are much lower than we can offer. On the other hand, the rising labor and other overhead costs reduced our gross margin in this segment.  As a result, management decided to temporarily suspend the shipping agency business starting from the current quarter.

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	%	2016	2015	Change	%
Number of ships served
Loading/discharging	1	19	(18)	(95)	19	49	(30)	(61)
Protective	-	1	(1)	(100)	-	68	(68)	(100)
Total	1	20	(19)	(95)	19	117	(98)	(84)

Revenue from Ship Management Services

We did not generate any revenue from the ship management service segment for the three and nine months ended March 31, 2016. Comparatively, in connection with our acquisition of Longhe Ship Management (Hong Kong) Co. Limited in 2014 and the later suspension of services to vessel owners with questionable financial viability in early 2015, we generated $0 of revenue for the three months ended March 31, 2015, and $190,075 of revenue from the closing date of our acquisition of LSM to March 31, 2015. Considering the market trend, risk control and development for ship management services, and our expenses and gross profit margin generated from this business section, management decided to temporarily suspend the ship management business starting from the current quarter.

(2) Revenues from Shipping and Chartering Services

Since the Company terminated the purchase agreement and chartering agreements regarding to the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, based on adjustment on the Company’s developing strategy and the forecast of market trend, there were no revenues from shipping and chartering services following that date.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group (“Zhiyuan”) whereby the Company would provide certain advisory services to help control potential commodities loss during the transportation process. The Company started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), following the quarter ended September 2014. As a result, for the three months ended March 31, 2016 and 2015, the inland transportation management services generated revenues of $940,868 and $1,295,580, and gross profit of $504,714 and $1,055,139, respectively.   The decrease was a result of the downturn of the economy in China. The decrease was also affected by the long holiday leave during the Chinese Spring Festival. For the nine months ended March 31, 2016 and 2015, the inland transportation management services generated revenues of $3,225,563 and $3,534,295, and gross profit of $2,297,717 and $2,986,630, respectively.

Operating Costs and Expenses

 The following tables set forth the components of the Company’s costs and expenses for the periods indicated.

	For the three months ended March 31,
	2016		2015		Change
	US$	%	US$	%	US$	%

Revenues	1,173,769	100.0%	2,526,762	100.0%	(1,352,993)	(53.5)%
Cost of revenues	620,542	52.9%	1,220,577	48.3%	(600,035)	(49.2)%
Gross margin	47.1%		51.7%		(4.6)%

General and administrative expenses	1,190,614	101.4%	1,069,623	42.3%	120,991	11.3%
Selling expenses	23,353	2.0%	156	0.0%	23,197	14869.9%
Total Costs and Expenses	1,834,509	156.3%	2,290,356	90.6%	(455,847)	(19.9)%

	For the nine months ended March 31,
	2016		2015		Change
	US$	%	US$	%	US$	%

Revenues	5,469,938	100.0%	8,225,267	100.0%	(2,755,329)	(33.5)%
Cost of revenues	2,568,345	47.0%	4,304,591	52.3%	(1,736,246)	(40.3)%
Gross margin	53.0%		47.7%		5.3%

General and administrative expenses	4,084,858	74.7%	3,326,769	40.4%	758,089	22.8%
Selling expenses	67,478	1.2%	66,877	0.8%	601	0.9%
Total Costs and Expenses	6,720,681	122.9%	7,698,237	93.5%	(977,556)	(12.7)%

Costs of Revenues

The overall cost of revenues as a percentage of our revenues increased from 48.3% for three months ended March 31, 2015 to 52.9% for the three months ended March 31, 2016. Due to the decrease in our operation in the shipping agency service segment, we assigned more employees for developing new business, maintaining customer relationship and collecting outstanding accounts receivables. As a result, our cost of revenue increased for the quarter ended March 31, 2016 as compared to the same period of 2015.

The overall cost of revenues as a percentage of our revenues decreased from 52.3% for nine months ended March 31, 2015 to 47.0% for the nine months ended March 31, 2016. The decrease in total costs and expenses was mainly due to the decrease in cost of shipping agency and ship management services that were characterized as higher overhead costs and lower profit margin than our inland transportation service segment. For the nine months ended March 31, 2015, significant of our revenue was generated from our shipping agency segment and accordingly we incurred higher overhead costs in 2015. Presently, the inland transportation service segment was considered as our essential revenue source.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, business development expenses, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. The increase in our general and administrative expense for the three months ended March 31, 2016 as compared to the same period of 2015 was due mainly to increased stock-based compensation expense and higher business development expenses. The increase in our general and administrative expense for the nine months ended March 31, 2016 as compared to the same period of 2015 was due mainly to the higher allowance accrued for doubtful accounts, increased stock-based compensation expense, as well as the professional service fees incurred in connection with our securities registration activities. As a percentage of revenue, our general and administrative expenses increased from 42.3% to 101.4%  of the revenues for the three months ended March 31, 2015 and 2016, respectively, and increased from 40.4% to 74.7% of the revenues for the nine months ended March 31, 2015 and 2016, respectively.

Selling Expenses

The selling expenses consist primarily of commissions for our operating staff to the ports at which we provide services.

As a percentage of revenue, our selling expenses increased from 0.0% to 2.0% for the three months ended March 31, 2015 and 2016, respectively, and increased from 0.8% to 1.2% for the nine months ended March 31, 2015 and 2016. During the three and nine months ended March 31, 2016, we put more efforts on business development  while maintaining our current customer relationship. On the other hand, the labor costs were constantly rising. These factors led to our overall selling expense to increase as compared to the same periods of 2015.

Critical Accounting Policies

The Company prepares the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the three and nine months ended March 31, 2016 in our significant accounting policies to those previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

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

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the parent and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd. (“Sino-China”) is considered to be a Variable Interest Entity (VIE) and we are the primary beneficiary. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements. The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our Company’s, and our net income before non-controlling interest in its net loss includes all of Sino-China’s net loss. Our non-controlling interest in its net loss is then subtracted in calculating the net income attributable to the Company. The Company suspended its business with Sino-China in June 2014, therefore, there is no net income generated by Sino-China in the present.

Accounts Receivable

Accounts receivable are recognized at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. Management reviews the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off only after exhaustive collection efforts.

Taxation

The Company follows the provisions of ASC 740-10, “Accounting for Income Taxes”, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

2016 Trends

We expect the difficult macroeconomic conditions in fiscal year 2015 to continue into fiscal year 2016 and beyond; and we believe that the competition and rising labor costs in the PRC will continue to pressure our operating model. During the three and nine months ended March 31, 2016, we have suffered net loss due to decreased revenue source from our shipping agency segment. In order to be profitable in the near future, we must continue to diversify our service platform, foster strong strategic relationship with new business partners and reduce our overhead costs.

In January 2016, we formed a new subsidiary Sino-Global Shipping LA Inc. for the purpose of expanding our business into providing importer security filing (“ISF”) services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also provide logistic services including cargo forwarding and truck transportation services to customers. We expect starting this new business line will help us to expand our platform to generate revenue in the near future.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues.   Total revenue decreased by $1,352,993 or 53.5% from $2,526,762 for the three months ended March 31, 2015 to $1,173,769 for the comparable period in 2016. The decrease was mainly due to declined revenues generated from shipping agency services and ship management services.

•	Revenues from inland transportation management services decreased by $354,712 from $1,295,580 for the three months ended March 31, 2015 to $940,868 for the same period in 2016, due to the downturn of China’s economy.
•	For the three months ended March 31, 2016, the Company recognized revenues of $232,901 from shipping agency services segment, as compared to $1,231,182 for the three months ended March 31, 2015. The decrease was mainly due to the slowdown of the Chinese economy, which weakened the general import needs for iron ore and accordingly shipping arrangement demands from our customers decreased. The number of ships we served decreased from 20 to 1 for the three months ended March 31, 2015 and 2016, respectively.
•	The Company did not provide any shipping and chartering services during the three months ended March 31, 2016 and 2015.

Total Operating Costs and Expenses. Total operating costs and expenses decreased by $455,847 or 19.9% from $2,290,356 for the three months ended March 31, 2015 to $1,834,509 for the three months ended March 31, 2016. This decrease was primarily due to a decrease in costs of revenues, partially offset by an increase in general and administrative expenses, as discussed below.

•	Cost of Revenues. The cost of revenues decreased by $600,035 or 49.2% from $1,220,577 for the three months ended March 31, 2015 to $620,542 for the three months ended March 31, 2016. The decline in overall cost of revenues was due mainly to our decreased revenues from shipping agency services segment, which has higher cost of sales and lower gross margin.
•	General and Administrative Expenses. The general and administrative expenses increased by $120,991 or 11.3% from $1,069,623 for the three months ended March 31, 2015 to $1,190,614 for the three months ended March 31, 2016. This increase was mainly due to increase in stock-based compensation expense of $349,800 because we issued 660,000 shares of our common stock to our executives and directors on February 11, 2016, partially offset by lower office expenses.
•	Selling Expenses. The selling expenses increased by $23,197 from $156 for the three months ended March 31, 2015 to $23,353 for the three months ended March 31, 2016, mainly due to more salary and bonus was paid to sales person to promote the sales.

Operating Income (Loss). The Company had an operating loss of $660,740 for the three months ended March 31, 2016, compared to an operating income of $236,406 for the comparable period ended March 31, 2015. The incurrence of the operating loss was due mainly to declined revenues generated from shipping agency services and ship management services segments, and the increased general and administrative expenses as discussed above.

Financial Income (expense), net. The net financial income was $61,183 for the three months ended March 31, 2016, compared to net financial income $61,442 for the same period ended March 31, 2015. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial income (expense) for each reporting period reflected the effect of depreciation/appreciation of foreign currencies in terms of USD.

Taxation. The income tax expense was $265,721 for the three months ended March 31, 2016, compared to income tax benefit of $34,067 for the three months ended March 31, 2015. As we generated steady taxable income from the inland transportation management segment, we accrued income tax expense of $265,721 for the three months ended March 31, 2016. As a result, total income tax expense for the three months ended March 31, 2016 was $265,721.

Net Income (Loss). As a result of the foregoing, the Company had a net loss of $854,876 for the three months ended March 31, 2016, compared to a net income of $331,913 for the three months ended March 31, 2015. After deduction of non-controlling interest, net loss attributable to Sino-Global was $738,209 for the three months ended March 31, 2016, compared to net income of $350,983 for the three months ended March 31, 2015. With comprehensive income (loss) from foreign currency translation, comprehensive loss attributable to Sino-Global was $721,084 for the three months ended March 31, 2016, compared to comprehensive income of $651,751 for the three months ended March 31, 2015.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenues. Total revenues decreased by $2,755,329 or 33.5% from $8,225,267 for the nine months ended March 31, 2015 to $5,469,938 for the comparable period in 2016. The decrease was mainly due to the declined revenues generated from shipping agency services and partially offset by increased revenues from shipping & chartering services.

•	Revenues from inland transportation management services decreased by $308,732 from $3,534,295 for the nine months ended March 31, 2015 to $3,225,563 for the same period in 2016. The decrease was mainly due to the delivery of inland transportation management services to both a related party customer Zhiyuan and a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. This caused by economy downturn in China which lead the total amount of shipment to have decreased.
•	For the nine months ended March 31, 2016, we recognized revenues of $1,782,157 from our shipping agency services, as compared to $4,500,897 for the nine months ended March 31, 2015. The decrease was mainly due to that the softening of the China economy caused reduction on the general import needs for iron ore and accordingly shipping arrangement demands from customers decreased. The number of ship-times we served decreased from 117 to 19 for the nine months ended March 31, 2015 and 2016, respectively.
•	Revenues from ship management services were nil for the nine months ended March 31, 2016, and $190,075 for the corresponding period in 2015. During the downturn of China’s economy, the ship owners likely to default their payment. In this case, the Company believes either the period to collect account receivable would be longer or the doubtful debts would increase, hence the Company decides to suspend the service.
•	For the nine months ended March 31, 2016, the Company generated revenues and gross profit of $462,218 and $249,708 from time charter agreements in connection with the proposed vessel acquisition. Meanwhile, the Company did not deliver any shipping and chartering services during the nine months ended March 31, 2015. The Company terminated the proposed vessel acquisition on December 7, 2015. And the related assets purchase agreement and chartering agreements have also been terminated. Therefore, there were no such revenues from shipping and chartering services since that date.

Total Operating Costs and Expenses. Total operating costs and expenses decreased by $977,556 or 12.7% from $7,698,237 for the nine months ended March 31, 2015 to $6,720,681 for the nine months ended March 31, 2016. This decrease was primarily due to a decrease in cost of revenues, partially offset by an increase in general and administrative expenses, as discussed below.

•	Cost of Revenues. The cost of revenues decreased by $1,736,246 or 40.3% from $4,304,591 for the nine months ended March 31, 2015 to $2,568,345 for the nine months ended March 31, 2016. The decline in our overall cost of revenues was due mainly to lower revenues from our shipping agency services, which has higher percentage of cost of revenues.
•	General and Administrative Expenses. The general and administrative expenses increased by $758,089 or 22.8% from $3,326,769 for the nine months ended March 31, 2015 to $4,084,858 for the nine months ended March 31, 2016. This increase was mainly due to increase in allowance accrued for doubtful accounts, stock-based compensation, professional service fees incurred in connection with our securities registration activities, partially offset by decrease in travelling charges and office expenses.
•	Selling Expenses. The selling expenses increased by $601 or 0.9% from $66,877 for the nine months ended March 31, 2015 to $67,478 for the nine months ended March 31, 2016, mainly due to increased labor cost, partially offset by lower commission payments related to decreased revenue from shipping agency service segment.

Operating Income (Loss). The Company had an operating loss of $1,250,743 for the nine months ended March 31, 2016, compared to an operating income of $527,030 for the comparable period ended March 31, 2015. The increase in operating loss was due mainly to the declined revenues generated from shipping agency services and the increased general and administrative expenses as discussed above.

Financial Expense, Net. The Company’s net financial expense was $251,800 for the nine months ended March 31, 2016, compared to net financial expense of $59,892 for the same period ended March 31, 2015. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense for each reporting period reflected the effect of depreciation/appreciation of foreign currencies in terms of USD..

Taxation. The income tax expense was $839,076 for the nine months ended March 31, 2016, compared to income tax benefit of $85,530 for the nine months ended March 31, 2015. The increase in income tax expense was twofold. As we generated steady taxable income from the inland transportation management segment, the Company accrued income tax expense of $558,476 for the nine months ended March 31, 2016. On the other hand, due to the termination of the proposed vessel acquisition in December 2015, the Company reassessed the possibility of utilization of previously accrued deferred tax assets and provided 100% valuation allowance against the deferred tax assets of $280,600. As a result, total income tax expense for the nine months ended March 31, 2016 was $839,076.

Net Income (Loss). As a result of the foregoing, the Company had net loss of $2,335,838 for the nine months ended March 31, 2016, compared to net income of $573,154 for the nine months ended March 31, 2015. After deduction of non-controlling interest, net loss attributable to Sino-Global was $2,053,150 for the nine months ended March 31, 2016, compared to net income of $819,864 for the nine months ended March 31, 2015. With comprehensive income (loss) from foreign currency translation, comprehensive loss attributable to Sino-Global was $2,239,495 for the nine months ended March 31, 2016, compared to comprehensive income of $888,671 for the nine months ended March 31, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2016, we had $4,076,107 in cash and cash equivalents. We had approximately 3.9% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and had approximately 96.1% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$2,471,000	$(1,870,004)
Net cash provided by investing activities	$308,908	$1,030,342
Net cash provided by financing activities	$648,149	$967,820
Net increase in cash and cash equivalents	$3,345,785	$204,666
Cash and cash equivalents at the beginning of the period	$730,322	$902,531
Cash and cash equivalents at the end of the period	$4,076,107	$1,107,197

The following table sets forth a summary of our working capital:

	March 31, 2016	June 30, 2015	Diff.	%

Total Current Assets	$8,239,065	$8,105,688	$133,377	1.6%
Total Current Liabilities	$2,160,080	$1,914,044	$246,036	12.9%
Working Capital	$6,078,985	$6,191,644	$(112,659)	(1.8)%
Current Ratio	3.81	$4.23	$(0.42)	(9.9)%

The Company normally relies on cash from its operating activities to fund its ongoing operations. In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue source in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources. For instance, the new subsidiary Sino-Global Shipping LA Inc., which is set up in January 2016 provides logistic services including cargo forwarding and truck transportation services to customers. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Net cash provided by operating activities was $2,471,000 for the nine months ended March 31, 2016, which included our operating loss of $2.34 million due to our decreased revenue and increased general and administrative expenses. In addition, the accounts receivable decreased by $1.15 million because we received payment of RMB 13.4 million (USD$2.1 million) from Tengda Northwest, our major third-party customer of inland transportation services, and due from related parties decreased by $1.72 million because we collected RMB22.1  million (USD$3.45million) from related party customer Zhiyuan. On the other hand, the taxes payable increased by $0.74 million due to increased taxable income from inland transportation management services provided to both Zhiyuan and Tengda Northwest, the increase in tax payable was partially offset by a decrease in accounts payable of $0.38 million because the Company made the payment to settle the outstanding port charges upon receiving the invoices. The Company’s cash inflows from the operating activities for the nine months ended March 31, 2016 reflected the above mentioned factors.

Net cash used in operating activities was $1,870,004 for the nine months ended March 31, 2015, which included our net income of $0.57 million, offset by an increase in accounts receivable of $1.53 million because we provided inland transportation services to customer and has not collected the amount as of March 31, 2015. Also, advances to suppliers increased by 0.68 million because we prepaid RMB 3.5 million to consultant Zhejiang Sainuo Investment Management Pty Ltd. for consulting services including the due diligence services regarding the acquisition of Rong Yao. Furthermore, other receivables also increased by $0.52 million because of increased guarantee deposits on behalf of the ship owners. Our cash outflows form the operating activities for the nine months ended March 31, 2015 reflected the above factors.

Investing Activities

Net cash provided by investing activities was $308,908 compared to $1,030,342 for the nine months ended March 31, 2016 and 2015, respectively, The amount was mainly generated by cash collection from the termination of vessel acquisition of $327,570 during the nine months ended March 31, 2016, compared with the collection of a short-term loan from the related party Zhiyuan of $1,114,428 during the nine months ended March 31, 2015.

Financing Activities

Net cash provided by financing activities was $648,149 for the nine months ended March 31, 2016, of which $691,600 resulted from the proceeds from the issuance of common stock to Mr. Weixiong Yang in a private sale transaction on July 10, 2015. During the second quarter of this fiscal year, pursuant the board resolution regarding stock repurchase plan dated on October 11, 2015, the Company repurchased 48,106 common shares and recorded as treasury stock, with a payment of $43,451. Net cash provided by financing activities was $967,820 for the nine months ended March 31, 2015, due to the net proceeds from the issuance of 647,000 shares of common stock in July 2014.

Working Capital

Total working capital amounted to $6,078,985 as at March 31, 2016 compared to $6,191,644 as at June 30, 2015. Total current assets increased by $133,377 or 1.6% from $8,105,688 as at June 30, 2015 to $8,239,065 as at March 31, 2016. Increase in total current assets is mainly due to an increase in cash and cash equivalents of $3,345,785, offset by a decrease in accounts receivable of $1,393,879 and a decrease in due from related parties of $1,721,904.

Current liabilities amounted to $2,160,080 as at March 31, 2016, in comparison to $1,914,044 as at June 30, 2015. Total current liabilities increased by $246,036 or 12.9% primarily because of an increase in taxes payable of $743,579, offset by a decrease in accounts payable of $379,579 and a decrease in advances from customers of $101,825.

As a result of the overall increase in our current liabilities, the current ratio decreased from 4.23 at June 30, 2015 to 3.81 at March 31, 2016.

The Company believes that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures, for at least the next 12 months. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions that the Company may decide to pursue. If the existing cash is insufficient to meet requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the Company’s shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict the operations and ability of the Company to pay dividends to shareholders.

Contractual Obligations and Commercial Commitments

The Company has leased certain office premises and apartment for employees under operating leases through April 16, 2020. Below is a summary of our company’s contractual obligations and commitments as of March 31, 2016:

Amount

Twelve months ending March 31,

2017	$243,701
2018	152,092
2019	110,456
2020	72,960
Thereafter	-
$579,209

Off-Balance Sheet Commitments and Arrangements

The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to its shares and classified as shareholders’ equity or that are not reflected in its condensed consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

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

As of March 31, 2016, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 13, 2015, we announced that our board of directors had authorized the repurchase of up to $100,000 worth of our common stock in open market transactions or in privately negotiated transactions. The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended March 31, 2016:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2016	2,000	$0.63	46,706	$57,448.08
February 1 to February 29, 2016	400	$0.59	47,106	$57,682.08
March 1 to March 31, 2016	1,000	$0.69	48,106	$56,990.48
Total	3,400	$0.64

In summary, combined with the shares repurchased during the quarter ended December 31, 2015, the Company had repurchased a total of 48,106 common shares at an average stock price of $0.90 per share as of March 31, 2016.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 10, 2016	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

May 10, 2016	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

