Form 10-K
period 2016-06-30
Sino-Global Shipping America, Ltd.
filed 2016-09-19
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 001-34024

Sino-Global Shipping America, Ltd.
(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1044 Northern Boulevard, Suite 305

Roslyn, New York 11576-1514
(Address of principal executive offices) (Zip Code)

(718) 888-1814
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value Per Share	NASDAQ Capital Market
(Title of each class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant's second fiscal quarter, was approximately $4,592,698.

The number of shares of common stock outstanding as of September 8, 2016 was 8,280,535.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K:

•	“We,” “us,” “our,” and ”our Company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and all of its direct and indirect consolidated subsidiaries;
•	“Sino-Global” or “Sino” refers to Sino-Global Shipping America, Ltd;
•	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity,
•	“Trans Pacific” refers to and relates collectively to Trans Pacific Shipping Ltd., our wholly-owned subsidiary located in China, and Trans Pacific Logistics Shanghai Ltd., 90% of whose equity is owned by Trans Pacific Shipping Ltd.;
•	“Shares” refers to shares of our common stock, without par value per share;
•	“PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau;
•	“US” refers to United States of America;
•	“HK” refers to Hong Kong; and
•	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver shipping agency, shipping and chartering, inland transportation management and ship management services;
●	Our dependence on a limited number of major customers and related parties;
●	Political and economic factors in China;
●	Our ability to expand and grow our lines of business;
●	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;
●	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect our services, operations and financial performance;
●	The acceptance in the marketplace of our new lines of services;
●	The foreign currency exchange rate fluctuations;
●	Hurricanes or other natural disasters;
●	Our ability to identify and successfully execute cost control initiatives;
●	The impact of quotas, tariffs or safeguards on our customer products that we service;
●	Our ability to attract, retain and motivate skilled personnel; or
●	Our expansion and growth into other areas of the shipping industry.

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

Overview

Sino-Global Shipping America, Ltd. (“Sino”), a Virginia corporation, was founded in the United States (“US”) in 2001. Sino is a non-asset based global shipping and freight logistic integrated solution provider. Sino provides tailored solutions and value added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. Our current service offerings consist of shipping agency services and inland transportation management services .We temporarily suspended our ship management services from the beginning of the fiscal year 2016, primarily due to changes in market condition. We also temporarily suspended our shipping and chartering services primarily as a result of the termination of vessel acquisition in December 2015.

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., China (including Hong Kong), Australia and Canada. Currently, a significant portion of our business is generated from the clients located in the People’s Republic of China (the “PRC”), and our operations are currently primarily conducted in the PRC.

Company Structure and Function

The Company conducts its business primarily through its wholly-owned subsidiaries in China (including Hong Kong), Australia, Canada, and U.S. (New York and Los Angeles).

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company provided its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company was able to provide local shipping agency services in all commercial ports in the PRC. In light of the Company’s decision not to pursue the local shipping agency business, the Company temporarily suspended its shipping agency services through its VIE and has not undertaken any business through or with Sino-China since June 2014. Nevertheless, the Company continues to maintain its contractual relationship with the VIE because Sino-China is one of the committee members of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (“CASA”). CASA was approved to form by China Ministry of Communications. Sino-China is also our only entity that is qualified to do shipping agency business in China. We keep the VIE to prepare ourselves for the market to turn around.

The Company’s shipping agency business was operated by its subsidiaries in Hong Kong and China. The Company’s ship management services were originally operated by its subsidiary in Hong Kong. Due to changes in market condition, the Company temporarily suspended the ship management services from fiscal year 2016. The Company’s shipping and chartering services are operated by its offices in the US and subsidiaries in Hong Kong. The Company also temporarily suspended its shipping and chartering services primarily as a result of the termination of vessel acquisition in December 2015. Currently, the Company’s inland transportation management services are operated by its subsidiaries in China (including Hong Kong) and the US.

Corporate History and Our Business

Since our inception in 2001 and through our fiscal year ended June 30, 2013, our sole business was providing shipping agency services. In general, we provide two types of shipping agency services, loading/discharging services and protective agency services, in which we act as a general agent to provide value added solutions to our customers. For loading/discharging agency services, we receive the total payment from our customers and pay the port charges on behalf of our customers. For protective agency services, we charge a fixed amount as agent fee while customers are responsible for the payment of port costs and expenses. Under these circumstances, we generally require payments in advance from customers and bill the balances within 30 days after the transactions are completed. We believe the most significant factors that directly or indirectly affect our shipping agency service revenues are:

•	the number of ship-times to which we provide port loading/discharging services;
•	the size and types of ships we serve;
•	the type of services we provide;
•	the rate of service fees we charge;
•	the number of ports at which we provide services; and
•	the number of customers we serve.

While we were able to consistently generate net revenues from shipping agency business, this business does not become profitable largely due to the rising operating costs associated with doing business in China. In light of consecutive years of operating losses and concerns raised by the US regulators over our VIE structure, the Company decided to reorganize its business structure in fiscal year 2013. Commencing in the later part of fiscal year 2013 and continuing in fiscal year 2014, we took various actions to restructure our business with the goal of achieving a certain level of profitability. As a result of these business reorganization efforts, we optimized our cost structure, reduced our dependency on shipping agency business, and shifted our shipping agency operation from our VIE to our wholly-owned subsidiaries in China including Hong Kong.

In June 2013, the Company executed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd, which is controlled by Tianjin Zhi Yuan Investment Group Co., Ltd (“Zhiyuan”). Zhiyuan is controlled by Mr. Zhong Zhang, who purchased 1,800,000 shares of our common stock for approximately $3 million in April 2013 as approved by our Board of Directors and shareholders, which made Mr. Zhang our largest shareholder. Leveraging our business relationship with Zhiyuan, we expanded our service offerings to include shipping and chartering services and inland transportation management services to diversify our business. Leveraging our in-depth knowledge and extensive resources of shipping industry, inland transportation management services are our tailored value-added solution developed for Zhiyuan to prevent high-priced bulk from damage or loss during its inland transportation from warehouses to factories. Given the industry norm of 12% of loss rate during transportation, our integrated inland transportation solution significantly reduced the bulk losses and effectively addressed the issues in freight logistic chain. Furthermore, after we have conducted an effective trial for Zhiyuan to reduce their bulk losses at end of September 2014, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”) signed a contract with us to mitigate their bulk losses through our inland transportation management services.

In May 2014, the Company signed a strategic cooperation agreement with Qingdao Zhenghe Shipping Group Limited (“Zhenghe”), one of the largest shipping and transportation companies in China, to jointly explore mutually beneficial business development opportunities. In June 2014, Mr. Deming Wang, a major owner of Zhenghe, acquired 200,000 shares of the Company’s common stock. In August 2014, the Company executed an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) from Mr. Wang, to further broaden our scope of services and expertise in the ship management business. Due to market condition and high operating costs associated with this business line, the Company decided to temporarily suspend the ship management business starting from the fiscal year 2016.

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. 9 On December 7, 2015, the Company and the Vessel Seller entered into a supplemental agreement to terminate the proposed Vessel acquisition.

The Company received the cash of $330,000 from the Vessel Seller in December 2015 in connection with the termination. The 1.2 million shares was returned to the Company on February 12, 2016 and was cancelled thereafter.

In January 2016, the Company formed a new subsidiary, Sino-Global Shipping LA Inc. (“Sino LA”), for the purpose of expanding its business to provide import security filing services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also providing inland transportation services to these importers in the U.S. On April 18, 2016, Sino LA signed a Memorandum of Understanding (“MOU”) with Yaxin International Co., Ltd.(“Yaxin”), pursuant to which Sino LA will provide logistics services to Yaxin, who ships goods via containers into the U.S. and places them on Amazon.com. The services include cargo forwarding, customs filing and declaration, trucking and others.

In May 2016, the Company entered into a strategic partnership with Shandong Hi-speed TEU Logistics Co., LTD. ("Shandong Hi-speed TEU"), which belongs to one of China's largest state-owned enterprises, Shandong Hi-Speed Group Co., Ltd., to jointly establish a platform for coordinated transport between China and North America. The Company and Shandong Hi-speed TEU intend to cooperate in creating a standardized network that will unite carriers of the twenty-foot equivalent units or TEUs in China via sea and rail and coordinate with parties in North America and Australia. The companies will serve both upstream and downstream customers through the platform, establish a door-to-door logistics and provide supply chain service.

Our Strategy

Our strategy is to:

•	Provide better solutions for issues and challenges faced by the entire shipping and freight logistic chain to better serve our customers and explore additional growth avenues.
•	Diversify our current service offerings organically or through acquisitions and/or strategic alliance; continue to grow our business in the US market;
•	Continue to streamline our business practice, optimize our cost structure and improve our operating efficiency through effective planning, budgeting, execution and cost control;
•	Continue to reduce our dependency on our legacy business and few key customers; and
•	Continue to monetize our relationships with our strategic partners and leverage their support and our innovation to expand our business.

Our Management Team

We believe we have a strong and experienced management team including our Chief Executive Officer and Chairman, Mr. Lei Cao; our Acting Chief Financial Officer, Ms. Tuo Pan; our Chief Operating Officer, Mr. Zhikang Huang; and our Chief Technical Officer, Mr. Africa Li, who, together as a team, have many years of experience, extensive business connections in the shipping industry in China, substantial experience in SEC reporting and compliance, business reorganization, mergers and acquisitions, accounting, risk management and operating both public and private companies.

Business Segments

As of June 30, 2016, Sino-Global delivers shipping agency services and inland transportation management services to customers.

Historically, the Company was in the business of solely providing shipping agency services. In the fiscal year of 2014, by leveraging the support of Sino-Global’s largest shareholder, Mr. Zhang and the company he controls, Zhiyuan Investment Group, the Company expanded its service platform to include shipping and chartering services during the quarter ended September 30, 2013 and inland transportation management services during the quarter ended December 31, 2013. We temporarily suspended shipping and chartering services as a result of the termination of the vessel acquisition in December 2015. With the acquisition of LSM in 2014, we added ship management services to our service platform but we temporarily suspended it in 2016 primarily due to market conditions. With the establishment of Sino-LA, we added cargo forwarding services to our service platform in the fourth quarter of the fiscal year 2016, which is included in our inland transportation business line.

Our Goals and Strategic Plan

By leveraging our fine reputation, extensive business relationships, technical ability and in-depth knowledge of the shipping industry, our goal is to further strengthen our position as a leading global logistic solution provider who offers innovative resolutions to better address complex issues in different aspects in the entire shipping and freight logistic chain.

We historically focused our business on providing our customers with customized shipping agency services. In the past, our business came predominately from our strong business relationships with our key strategic partners in China. To reduce our dependency on a single business line, we have leveraged, and will continue to leverage, our business relationships with strategic partners to introduce new service offerings to the market and to diversify our business. In light of the slowdown of the Chinese economy and its negative impact on the shipping business across Pacific Ocean, our strategic plan for the next 5 years is to continue to diversify our service mix and actively seek new growth opportunities to expand our business footprint in the U.S. market to reduce our dependency on the revenue generated from China. For decades, the shipping industry has been operated under traditional business models without many meaningful changes. Today, technological innovation has already played a big role in changing every conventional industry. We believe internet is going to be a big part of future logistic chain services and a transformative era in shipping and freight logistic business is coming. As an innovative solution provider, we plan to apply our technical ability and industry expertise and to utilize cutting-edge information technology in the conventional shipping business to better connect supply and demand and to develop seamless linkages in logistic chains.

Given recent changes in the market condition in China and the increases in labor costs, our operating costs increased significantly in recent years and we incurred operating loss for the year ended June 30, 2016. To address our rising operating costs, our plan is to continue to optimize our service mix and cost structure by streamlining our operations, adding more high-margin services and closing out inefficient, unprofitable or non-operating business.

As a result of our continued restructuring efforts, we implemented two new services of shipping and chartering services and inland transportation management services to our business lines in fiscal year 2014. Although we temporarily suspended our shipping and chartering services in December 2015 due to the termination of vessel acquisition, and we also temporarily suspended our ship management services segment since fiscal year 2016, the inland transportation management service segment diversified our business platform and enhanced our profit margin to a certain extent. As shown in the table below, the restructuring efforts have reduced our dependency on the shipping agency business and improved our overall gross margin from 34.6% as of June 30, 2014 to 48.9% as of June 30, 2016 as we changed our service mix and focused on delivering higher-margin services as mentioned above.

	Fiscal Year 2016			Fiscal Year 2015			Fiscal Year 2014
Key Services	Revenues	%	GM	Revenues	%	GM	Revenues	%	GM
Shipping Agency & Ship Management	$2,507,800	34.3%	13.3%	$6,185,653	54.6%	19.2%	$7,523,983	64.6%	20.1%
Shipping & Chartering	$462,218	6.3%	54.0%	$349,125	3.1%	47.7%	1,937,196	16.6%	33.4%
Inland Transportation Management	$4,340,522	59.4%	68.9%	$4,785,850	42.3%	84.2%	2,183,213	18.8%	85.7%
	$7,310,540	100.0%	48.9%	$11,320,628	100.0%	47.6%	$11,644,392	100.0%	34.6%

Our Customers

Since our initial public offering, our revenues come primarily from key customers. In light of our strategic relationship with Zhiyuan Investment Group that began with the signing of a 5-year global logistic service agreement in June 2013, we expanded our business platform to include additional service offerings. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda”), since the quarter ended September 2014. Revenue from Tengda amounted to approximately $1.9 million and $2.3 million, respectively, or approximately 27% and 20% of total revenues for fiscal year 2016 and 2015, respectively. As we continue to diversify our service platform, our goal is to reduce our dependency on the key customers. For the year ended June 30, 2016, two customers accounted for approximately 31% and 27% of the Company’s revenues, respectively. For the year ended June 30, 2015, two customers accounted for approximately 23% and 20% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. Our significant suppliers include Monson Agencies Australia Pty Ltd, Baoshan Iron and Steel Co., Ltd. and Shanghai Gangcheng Dangerous Goods Logistics Co., Ltd. For the year ended June 30, 2016, three suppliers accounted for 27%, 15% and 10% of the total cost of revenues, respectively. For the year ended June 30, 2015, two suppliers accounted for 51% and 14% of the total cost of revenues, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

•	Proven industry experience and problem-solving reputation. We are a non-asset based global shipping and freight logistic solution provider. Unlike a traditional shipping agent, we provide tailored solutions and value added services to our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. We believe that our years’ of successful track record of applying integrated solutions to complex issues in the global shipping logistic business gives us a competitive advantage in attracting large clients and helps us maintain strong long term business relationship with them.

•	Strong leadership and competent professional team. Our CEO is an industry veteran with more than thirty years of extensive industry experiences including ten years’ working for COSCO, one of the largest shipping companies in the world. Most of our employees have marine business working experience, and many of our managers/chief operators served in other large Chinese shipping companies prior to joining us. With these professionals and experienced staff, we believe that we can provide best services to our customers at competitive prices.

•	Extensive network and positive industry recognition. Doing business in China often requires a strong business network and support of key strategic partners. The Company served as one of the executive directors of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (CASA), the authoritative industry association in China. We are the only non-state-owned enterprise represented on the CASA board guiding the development of the industry. Our good reputation and industry recognition enables us to maintain strong relationships with our business partners and have extensive network of contacts throughout the industry, which helps us gain necessary support to execute our business plans.

•	Lean organization and flexible business model. Although we are a small business with limited resources, we have a cohesive and effective organization structure with the idea to maximize customer value while minimizing waste. Our unique flexible business model allows us to quickly respond to changing market demand and offer our customers innovative problem solving solutions, quality customer service, and competitive prices to achieve greater market acceptance and gain additional market share.

•	U.S.-registered and NASDAQ-listed public company. We believe our status as a US corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than we might have as a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

Our Opportunities

For more than thirty years, the shipping and freight logistic industry has been operated under traditional business models without many meaningful changes. Many of these business practices are inefficient and problematic, therefore, maintaining an innovative mindset is critical to achieving continuous business success and growth. We are a value-added logistic solution provider with successful past performance and individuals that have been in the industry for a long time. Instead of playing the traditional logistic broker role, we focus on providing technology solutions and innovative leading-edge services to bridge the asset-based world with the digital world. We shape our industry practice and profit model by analyzing wider developments both in the global markets and the technology industry so we can address unique problems that are currently pervasive across the shipping and freight logistic industry.

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

•	Continuing to streamline our business operations and improve our operating efficiency through effective planning, budgeting, execution and cost control;
•	Restructuring our business to focus on providing innovative technology based solution to our customers to promote our sustainable business growth;
•	Developing new service lines along the shipping and freight logistic industry value chain, and leveraging our relationships with COSCO, Zhiyuan Investment Group and other potential strategic business partners to expand our global business footprint.

Our Challenges

We are facing significant challenges when executing our strategy, including:

•	Our limited operating history in general and our recent years’ uncertain profitability could affect our ability to grow our business and maintain profitability in the long-run;

•	Given the complexity and length of restructuring our business, we face the challenges to generate sufficient cash from our current limited business activities to support our daily operations during the transition;

•	Limited funding support may restrict our ability from expanding professional team and research and development of new solutions to solve the critical issues in today’s shipping logistic industry;

•	We may not have or not be able to get the necessary funds to continue to expand our service offerings and market our services successfully;

•	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclicality nature of the shipping industry, which could lead to prolonged period of sluggish demand for our services;

•	Our ability to respond to competitive pressures as we are facing increasing pressure on our growth and margins as a result of increasing competition from our competitors;

•	Our ability to respond to competitive pressures as we are facing increasing pressure on our growth and margins as a result of increasing competition from our competitors;

•	Our ability to continue to maintain and further monetize our relationship with our strategic partners;

•	Our ability to gain further expertise and to serve new customers in new service areas;

•	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and

•	Developing a winning business model takes time and a new business models may not be recognized by market immediately. As a publicly traded company, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision.

Our Competition

The market segments that we serve do not have high entry barriers. There are many companies ranging from small to large in China that provide shipping and freight related logistic services. At present, the state-owned companies still dominate the industry and generate majority of the revenues in the industry. These companies have greater service capabilities, customer base and financial, marketing, network and human resources than we do. Most of them concentrate their business on shipping agency services to meet general market demand. However, we focus on providing tailored solutions and value added services to selected high-profile customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. As a boutique company that provides specialized services with limited resources and history, we face intense competition in the particular market segments that we serve. Our primary competitors are LBH Group and Gulf Agency Company Ltd. Our ability to be successful in our industry depends on our deep understanding of the complexity of industry issues and challenges and our technical ability to develop best solutions to respond to the identified issues and provide effective problem solving strategies to our targeted customers to achieve the fastest and most cost-effective outcomes. Our value added services and innovative approaches are highly recognized by our customers, which helps us to gain additional market share and compete effectively with the companies that may be better capitalized than we are or may provide services we do not or cannot provide to our customers.

Employees

As of the date of this report, we have 27 employees, 16 of whom are based in China. Of the total, four are in management, thirteen are in operations, seven are in finance and accounting and three are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Recent Development

In July 2016, the Company signed a Strategic Cooperation Agreement (the "Agreement") with COSCO Logistics (Americas) Inc. ("COSCO Logistics"), which belongs to China's largest integrated shipping company, China COSCO Holdings Company Ltd. Pursuant to the Agreement, both parties will mutually provide logistics services between China and the United States and develop shipping customers as an end-to-end global logistics service. The Company expects to work with COSCO Logistics to provide inland transportation services in the US for shipments to and from China. According to the Agreement, the two companies will also assess locations in the US to potentially establish warehouse / distribution facilities in the coming months and share pricing information for short-haul trucking services across selected regions of the country. Since Sino-LA was established in January 2016, the Company has been working to integrate inland trucking services including cargo forwarding, trucking and customs declaration and filing services to both coasts in the US. The Company is seeking additional customer relationships and believes this partnership will broaden its potential customer base.

In August 2016, the Company’s Board of Directors authorized management to move forward with the development of a mobile application that will provide a full-service logistics platform between the US and China for short-haul trucking services in the US. The decision follows an extensive review by the Company's management team and Board in identifying Sino’s key competitive advantages as an expert in global logistics between the US and China, and then leveraging that experience to both address the needs of its customer base and provide solutions to current issues affecting logistics and supply chain. The Company completed a market analysis and feasibility study related to building a mobile based logistics application for short-haul trucking in US ports to better manage the over 25 million containers, or TEU moving between China and the US each year.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a history of operating losses and may not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding or selling additional securities. We may not be able to obtain additional funding under commercially reasonable terms or issue additional securities.

We reported a net loss attributable to Sino-Global Shipping America, Ltd. of approximately $2 million for the fiscal year ended June 30, 2016, compared to approximately $0.7 million of net income for the fiscal year ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of approximately $4.5 million.

As of June 30, 2016, we had $1.4 million in cash or cash equivalents. Our management believes that we will have sufficient liquidity in fiscal year 2017 to finance our anticipated operations, as well as achieve projected cash collections from customers. Additionally, we may enter into new business segments through selected merger and acquisitions that may require us to obtain additional funding or issue additional securities. Changes in our business conditions or the financial markets could limit our access to existing credit facilities or make new sources of financing more costly or commercially unviable. Changes in China’s currency exchange control regulations could also limit our ability to access cash outside of China to meet liquidity requirements for our planned operations or intended acquisitions in China. If additional funding is not obtained, we may need to reduce, defer or cancel development programs to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our relatively limited operating history makes it difficult to evaluate our future prospects and results of operations.

Founded in the US in 2001, we have a relatively limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries. Some of these risks and uncertainties relate to our ability to:

•	offer new and innovative solutions to attract new customers and retain existing customer base;
•	raise sufficient funding to sustain and expand our business;
•	maintain effective control of our costs and expenses;
•	respond to changes in market demand and regulatory environment;
•	manage risks associated with intellectual property rights;
•	attract and retain qualified personnel;
•	maintain or improve our position as an innovative global logistic solution provider.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We have historically relied on a limited number of customers for a substantial portion of our business.

In fiscal year 2014, we commenced providing shipping and chartering services and inland transportation management services to a single customer, the Zhiyuan Investment Group, an entity controlled by Mr. Zhang, our largest shareholder. We temporarily suspended our shipping and chartering services in fiscal year 2016 as a result of the termination of the vessel acquisition. The nature of our business is driven by the needs of our clients, and we cannot predict when, or if ever, we will receive another order for our services from the Zhiyuan Investment Group. For the fiscal years ended June 30, 2016 and 2015, $2,269,346 (or 31%) and $2,545,009 (or 22.5%) of our net revenues, respectively, resulted from providing inland transportation management services to the Zhiyuan Investment Group. For the fiscal year ended June 30, 2016 and 2015 $1,977,996 (or 69%) and $2,143,606 (or 39.8%) of our gross profit, respectively, came from providing inland transportation management services to the Zhiyuan Investment Group. If we do not provide inland transportation management services to the Zhiyuan Investment Group in the future, our business and results of operations would be materially adversely affected. Further, we cannot guarantee that we would be able to replace this customer with one or more new customers of similar size. In fiscal year 2015, we commenced providing inland transportation management services to a third-party customer Tengda. For the fiscal years ended June 30, 2016 and 2015, Tengda accounted for approximately 27% and 20% of the Company’s total net revenues, respectively. Our business will be materially and adversely affected if we fail to retain any of these key customers or our collaborative partners over whom we are very dependent fail to perform as expected.

We have limited operating history in inland transportation management services businesses and cannot guarantee that we will be able to operate well and compete effectively in this business area.

Prior to fiscal year 2014, our sole line of business was providing shipping agency services. We expanded our services to include inland transportation management services in the quarter ended December 31, 2013. As we are a fairly new entrant into this business line, we do not have a significant market presence. Currently, we only provide inland transportation services to two customers: the Zhiyuan Investment Group and Tengda. We may not have been able to enter into this business line without our relationship with Mr. Zhang, and we cannot guarantee that we will be successful in securing and providing inland transportation management services contracts for other customers on acceptable terms, if at all. We may not be able to retain our existing customers as the proprietary rights of our solutions are not protected and our customers could terminate the business relationship with us after they have mastered the skills to solve the problems. In addition, we may not be able to fully collect our outstanding accounts receivable within a reasonable time frame as Chinese economy is slowing resulting in the shipping business gets scaled down.

We recently established Sino LA to provide cargo forwarding services in the US and cannot guarantee that we will be able to operate successfully and compete effectively in this business area.

In fiscal year 2016, the Company formed a new subsidiary Sino LA and signed a Memorandum of Understanding with Yaxin International Co., Ltd. to provide cargo forwarding, customs filing and declaration, trucking and other related services. If we are not able to successfully retain this customer, we may not be able to compete effectively in this business location and acquire new customers as it is a highly competitive market. In addition, this particular industry has a standardized three months of payment term that might increase the pressure on our operating cash flow.

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

Our revenue will be materially and adversely affected if our new service offerings does not gain market acceptance.

Our new service offerings may not gain market acceptance in the shipping logistic industry. To directly market and offer our service offerings, we and/or our collaborative partners may require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms. If we or our partners cannot successfully promote our new services, our ability to generate additional revenue will be limited.

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

In April 2013, as approved by our Board of Directors and shareholders, Mr. Zhang purchased 1,800,000 shares of our common stock for approximately $3 million, which as of the date of this report represents approximately 21.6% of our issued and outstanding common stock, resulting in Mr. Zhang becoming our largest shareholder. As a result of Mr. Zhang’s desire to find business opportunities that would mutually benefit us and the Zhiyuan Investment Group, a company controlled by Mr. Zhang, which owns a number of businesses in China, in June 2013, we signed a 5-year Global Logistic Service Agreement with two parties, one of which was the Zhiyuan Investment Group and the other was TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (“Tewoo”). Thereafter, during the quarter ended September 30, 2013, we executed a shipping and chartering services agreement with the Zhiyuan Investment Group, pursuant to which we assisted the Zhiyuan Investment Group in the transportation of approximately 51,000 tons of chromite ore from South Africa to China; and in September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group pursuant to which we agreed to provide certain advisory services and assist the Zhiyuan Investment Group in attempting to control its potential commodities loss during the transportation process. On a one time basis, we executed a one year short-term loan agreement with the Zhiyuan Investment Group, effective January 1, 2014, to facilitate the working capital needs of the Zhiyuan Investment Group. During fiscal year 2016 and 2015 we continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due to us from the Zhiyuan Investment Group at June 30, 2016 and 2015 was approximately $1.6 million and $2.6 million of trade receivables, respectively.

As a result of our business relationship with Mr. Zhang and Mr. Wang, we added shipping and chartering, inland transportation management and ship management services to our service platform. Such shipping and chartering services and inland transportation management services generated approximately 66% and 91% of our net revenues and gross profit in fiscal year 2016, respectively, approximately 42% and 75% of our net revenues and gross profit, respectively, for the year ended June 30, 2015.

Based upon the above, the failure by us to maintain our existing business relationship with Mr. Zhang and Mr. Wang would have a material adverse effect on our business and results of operations.

The shipping agency business is very competitive in nature and many of our competitors have greater financial, marketing and other resources than we have.

In connection with shipping agency service, our main competitors include: LBH Group and Gulf Agency Company. These competitors have significantly greater financial, marketing and other resources and name recognition than we have. In addition, we also face competition from a large number of smaller, local shipping agents. Our competitors may introduce new business models, and if these new business models are more attractive to customers than the business models we currently use, our customers may switch to our competitors’ services, and we may lose market share. We believe that competition in worldwide shipping agency industry may become more intense as more shipping agencies, including Chinese/foreign joint ventures, are qualified to conduct business. We cannot assure you that we will be able to compete successfully against any new or existing competitors, or against any new business models our competitors may implement. In addition, the increased competition we anticipate in the shipping agent industry may also reduce the number of vessels for which we are able to provide shipping agency services, or cause us to reduce agency fees in order to attract or retain customers. All of these competitive factors could have a material adverse effect on our business and results of operations.

We believe that our competitors in the inland transportation management services business, have greater name recognition, significantly more experience, financial, marketing and other resources than we have and we expect to face intense competition in this business segment.

We launched the inland transportation management services business in December 2013. Our competitors have greater experience and name recognition than we do, which is a competitive disadvantage to us. Further, our competitors are larger than us and have greater financial and marketing resources than we have, which also puts us at a significant competitive disadvantage. Since larger competitors may be able to offer the same services we offer at lower rates than what we would need to charge to operate profitably, this would have a material adverse effect on our business and results of operation.

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

• Mr. Lei Cao, Chief Executive Officer;

• Ms. Tuo Pan, Acting Chief Financial Officer; and

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. In fiscal year 2016 and 2015 a substantial portion of our revenues was derived from the Zhiyuan Investment Group whose business we believe are tied closely to economic trends and consumer demand that can be difficult to predict. There can be no assurance that our historic operating performance will continue in future periods as we cannot assume or provide any assurance that the Zhiyuan Investment Group will continue to utilize our services, or have the same level of demand for our services that it had in fiscal year 2016 and 2015. Because our quarterly revenues and operating results vary significantly, comparisons of our period-to-period results are not necessarily meaningful and should not be relied upon as an indicator of future performance.

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

We rely on contractual arrangements with our VIE for our operations, which may not be as effective in providing control over these entities as direct ownership.

Although we have temporarily suspended doing business through our VIE, Sino-China, our operations and financial results might in the future dependent on it, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIE. These contractual arrangements are not as effective in providing control over the VIE as direct ownership. For example, the VIE may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, the VIE may seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

In January 2015, China’s Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs. As of the report date, no formal legislation has been implemented.

In the event that the draft law is implemented in any form, and that the Company’s business was characterized as one of the “restricted” or “prohibited” sectors, the VIE the Company currently maintains contractual arrangements with may be barred from operation which may adversely affect our business if the market for shipping agent services turn around and we intend to resume such business operation with our VIE.

The economy of China had experienced unprecedented growth. This growth has slowed in the recent years, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the PRC economy had historically resulted in widespread growth opportunities in industries across China. This growth has slowed in the recent years. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown could have an adverse effect on our sales and may increase our costs. Further, if economic growth continues to slow, and if, in conjunction, inflation is to proceed unchecked, our costs would likely to increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

In addition, a tightening of the labor markets in our geographic region may result in fewer qualified applicants for job openings in our facilities. Further, higher wages, related labor costs and other increasing cost trends may negatively impact our results.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us and may restrict the level of legal protections to foreign investors

China's legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Previous court decisions may be cited as persuasive authority but do not have a binding effect. Since 1979, the PRC government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, since these laws and regulations are relatively new, and the PRC legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us.

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management's attention. The legal system in China cannot provide investors with the same level of protection as in the U.S. The Company is governed by laws and regulations generally applicable to local enterprises in China. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections available to foreign investors.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions based on United States or foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and almost all of our assets are located in China. In addition, almost all of our senior executive officers reside in China. As a result, it may not be possible to effect service of process on our senior executive officers within the United States or elsewhere outside China, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court orders and final judgments.

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

Changes in Currency Conversion Policies in China may have a material adverse effect on us.

Renminbi (“RMB”) is still not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to enhance verification of foreign exchange payments under a Chinese entity's current account items, and has imposed strict requirements on borrowing and repayments of foreign exchange debts from and to foreign creditors under the capital account items and on the creation of foreign security in favor of foreign creditors.

This may complicate foreign exchange payments to foreign creditors under the current account items and thus may affect the ability to borrow under international commercial loans, the creation of foreign security, and the borrowing of RMB under guarantees in foreign currencies. Moreover, the value of RMB may become subject to supply and demand, which could be largely impacted by international economic and political environments. Any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial condition of the Company and its subsidiaries in China.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar, the Euro and other currencies may fluctuate and is affected by, changes in China’s political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, starting from the second half year of 2015, RMB started to depreciate vs. U.S. dollars and the trend continued in the beginning of year 2016, which cause our assets depreciated accordingly while we translated our balance sheet from RMB into U.S. Dollars. And the whole year revenue and net income was also negatively impacted by RMB depreciation.

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

Risks Related to the Common Stock

The market price for our securities may be subject to wide fluctuations.

The securities of a number of companies with substantial operations in China have experienced wide fluctuations in their stock price. Among the factors that could affect the price of our common stock are risk factors described in this section and other factors, including:

•	announcements of competitive developments, by our competitors;

•	regulatory developments of our industry affecting us, our customers or our competitors;

•	actual or anticipated fluctuations in our quarterly operating results;

•	failure of our quarterly financial and operating results to meet market expectations or failure to meet our previously announced guidance, if any;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of our competitors;

•	additions or departures of our executive officers and other key personnel;

•	announcements regarding intellectual property litigation (or potential litigation) involving us or any of our directors and officers;

•	fluctuations in the exchange rates between the U.S. dollar and the Renminbi; and

•	release or expiration of the underwriters’ post-offering lock-up or other transfer restrictions on our outstanding common stock.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. In addition, the market prices and trading volumes of companies listed on the NASDAQ Capital Market have been volatile. As a result, the trading price of our common stock is likely to be volatile and could fluctuate significantly in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available, if at all, in amounts or on terms acceptable to us.

Substantial future sales of our securities in the public market, or the perception that these sales could occur, could cause the price of our securities to decline.

Additional sales of our securities in the public market or the perception that these sales could cause the market price of our securities to decline. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

If NASDAQ were to delist our securities from trading on its exchange, such action could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is currently listed on The NASDAQ Capital Market. We cannot assure you that our securities will meet the continued listing requirements be listed on NASDAQ in the future.

If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our shares of common stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock were removed from listing with the NASDAQ Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Risks Relating to Ownership of Our Securities

Mr. Lei Cao, our CEO and Chairman of our Board of Directors is the beneficial owner of a substantial portion of our outstanding common stock, which may enable Mr. Cao to exert significant influence on corporate actions.

Mr. Cao has 20% of our outstanding shares of common stock as of September 8, 2016, which could have a substantial impact on matters requiring the vote of our shareholders, including the election of our directors and most corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other shareholders and the Company. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The limitation of monetary liability against our directors, officers and employees under Virginia law and the existence of statutory indemnification rights of our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that limit the liability of our directors for monetary damages to our Company and shareholders; however, we are prepared to indemnify our directors and officers to the extent provided for by Virginia law. We may also have included contractual indemnification obligations in our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and shareholders.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved or outstanding Staff Comments.

Item 2.	Properties.

We currently rent five facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our US headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Room 502, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 12/14/2017	160 m [2]

Shanghai, PRC	Rm 12B1/12C, No.359 Dongdaming.Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2017	285.99 m [2]

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 08/31/2019	179 m [2]

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2017	77 m [2]
	21680 Gateway Center Drive, Suite 330 Diamond Bar, California 91765	Expires 04/30/2020	121.24m2
Los Angeles, USA

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time and may harm our business. However, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2016
Common stock price per share:
High	$1.6	$1.29	$0.88	$1.33	$1.6
Low	$0.81	$0.69	$0.4	$0.58	$0.4

Fiscal year 2015
Common stock price per share:
High	$4.69	$2.34	$1.78	$1.85	$4.69
Low	$1.37	$1.42	$1.41	$1.32	$1.32

Approximate Number of Holders of Our Common Stock

As of September 8, 2016 there are 25 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consulting firm. The agreement is for a period of 12 months, effective on November 20, 2015. In return for the services, as approved by the Company’s Board of Directors, 250,000 shares at $1.02 per share of the Company’s common stock were issued to the consulting firm for the first six-months of service. On May 23, 2016, the Company issued the other 250,000 shares of common stock to this consultant at $0.72 per share for the services for the second six months to November 19, 2016. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 13, 2015, we announced that our board of directors had authorized the repurchase of up to $100,000 worth of our common stock in open market transactions or in privately negotiated transactions. The repurchase program shall terminate on the earlier of (a) the date that is twelve months after October 20, 2015, or (b) upon the termination notice from the Company or the broker that is engaged for the repurchase. The following table sets forth information regarding shares of our common stock that we repurchased during the fiscal quarter ended June 30, 2016:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to April 30, 2016	2,200	$0.71	50,306	$54,990.00
May 1 to May 31, 2016	-	-	-	-
June 1 to June 30, 2016	-	-	-	-
Total	2,200	$0.71	50,306	$54,990.00

In summary, the Company had repurchased a total of 50,306 common shares at an average stock price of $0.89 per share as of June 30, 2016.

Other Information

Effective February 11, 2016, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted an aggregate of 660,000 shares of stock to its directors and officers under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”), as below: (i) 300,000 shares to Mr. Lei Cao, Chief Executive Officer; (ii) 180,000 shares to Mr. Zhikang Huang, Chief Operating Officer; (iii) 40,000 shares to Ms. Tuo Pan, Acting Chief Financial Officer; (iv) 20,000 shares to Mr. Yafei Li, Chief Technology Officer; and (v) 40,000 shares to each of Tieliang Liu, Ming Zhu, and Jing Wang, each an independent director (collectively, the “Plan Stock Grants”). All the stock vests immediately.

In addition, the Compensation Committee authorized the grant of a total of $300,000 worth of share awards under the 2014 Plan and/or the 2008 Equity Stock Incentive Plan for each fiscal year going forward to its directors and executive officers in the same proportion as they were granted for the fiscal year 2016, as set forth above as long as such a director or executive officer is in his position and fulfills his duty.

Pursuant to the Company's 2014 Stock Incentive Plan, on July 26, 2016, the Company granted options to purchase an aggregate of 150,000 shares of common stock to two employees with a two-year vesting period, one half of which shall vest on October 26, 2016, and the other half shall vest on July 26, 2017. The exercise price of such options was $1.10 per share. Please refer to Item 12 for the table on Equity Compensation Plan Information, which is incorporated by reference herein.

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

Overview

Sino-Global Shipping America, Ltd. (“Sino”), a Virginia corporation, which was founded in the US in 2001. Sino is a non-asset based global shipping and freight logistic integrated solution provider. Sino provides tailored solutions and value added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. Our current service offerings consist of shipping agency services and inland transportation management services .We temporarily suspended our ship management services from the fiscal year 2016 primarily due to market condition changes. We also temporarily suspended our shipping and chartering services primarily as a result of the termination of the vessel acquisition in December 2015.

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., China, Hong Kong, Australia and Canada. Currently, a significant portion of our business is generated from the clients located in the People’s Republic of China (the “PRC”).

Our consolidated financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 The following table presents summary information by segment for the years ended June 30, 2016 and 2015:

	For the Year Ended June 30, 2016				For the Year Ended June 30, 2015
	Shipping				Shipping
	Agency and		Inland		Agency and		Inland
	Ship	Shipping and	Transportation		Ship	Shipping and	Transportation
	Management	Chartering	Management		Management	Chartering	Management
	Services	Services	Services	Consolidated	Services	Services	Services	Consolidated
Revenues	$2,507,800	$462,218	$4,340,522	$7,310,540	$6,185,653	$349,125	$4,785,850	$11,320,628
Cost of revenues	$2,175,109	212,510	$1,350,370	$3,737,989	$4,998,030	182,650	$755,603	$5,936,283
Gross profit	$332,691	249,708	$2,990,152	$3,572,551	$1,187,623	166,475	$4,030,247	$5,384,345
Gross margin	13.27%	54.02%	68.89%	48.87%	19.20%	47.68%	84.21%	47.56%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

● Shipping Agency Services

For the years ended June 30, 2016 and 2015, our revenue generated from the shipping agency segment was $2,507,800 and $5,995,565, respectively. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from 125 ships for the year ended June 30, 2015 to only 19 ships for the year ended June 30, 2016. The decrease in the number of ships served for the year ended June 30, 2016 was largely due to the general economy slow-down, the rising labor costs in China and intense competition in the industry, with established and new competitors offering rates that in many cases are lower than we can offer. On the other hand, the rising labor costs and increased overhead costs also reduced our profitability in this business line. However, Sino-Global still provides the shipping agency service, and we expect the number of ships we serve would be increase once the market conditions of shipping industry turns positive.

	For the years ended June 30,
	2016	2015	Change	%
Number of ships served
Loading/discharging	19	57	(38)	(67)
Protective	-	68	(68)	(100)
Total	19	125	(106)	(85)

● Ship Management Services

We did not generate any revenue from the ship management service segment for the year ended June 30, 2016 as compared to the revenue of $190,088 for the year ended June 30, 2015. In connection with our acquisition of Longhe Ship Management (Hong Kong) Co. Limited in 2014, we launched ship management services in 2014 but considering the market conditions, risk control and the future development of ship management services, and our costs and profitability of this business segment, the management decided to temporarily suspend the ship management business from the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its developing strategy and temporarily suspended the shipping and chartering services. As a result, we reported $462,218 and $349,125 revenue from this segment for the years ended June 30, 2016 and 2015, respectively.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group (“Zhiyuan”) whereby the Company provides certain solutions to help Zhiyuan control potential commodities loss during the transportation process. The Company started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), following the quarter ended September 2014. As a result, for the years ended June 30, 2016 and 2015, the inland transportation management services generated revenues of $4,340,522 and $4,785,850, respectively, and gross profit of $2,990,152 and $4,030,247, respectively. The decrease was largely due to the slowing economy in China resulting in decreased shipping demand.

Operating Costs and Expenses

 The following tables set forth the components of the Company’s costs and expenses for the periods indicated.

	For the years ended June 30,
	2016		2015		Change
	US$	%	US$	%	US$	%

Revenues	7,310,540	100.0%	11,320,628	100.0%	(4,010,088)	-35.4%
Cost of revenues	3,737,989	51.1%	5,936,283	52.4%	(2,198,294)	-37.0%
Gross margin	48.9%		47.6%		1.3%

General and administrative expenses	4,346,159	59.5%	4,304,329	38.0%	41,830	1.0%
Selling expenses	475,619	6.5%	63,219	0.6%	412,400	652.3%
Total Costs and Expenses	8,559,767	117.1%	10,303,831	91.0%	(1,744,064)	-16.9%

Costs of Revenues

The cost of revenue was $3,737,989 for the year ended June 30, 2016 as compared to $5,936,283 for the year ended June 30, 2015. The overall cost of revenues as a percentage of our revenues decreased from 52.4% for year ended June 30, 2015 to 51.1% for the year ended June 30, 2016. The decrease in the overall cost of revenue in percentage term for the year ended June 30, 2016 was mainly because the majority of our revenue during the fiscal year 2016 came from more profitable inland transportation business lines rather than from less profitable shipping agency service segment. As the revenue from shipping agency services has been decreased, the inland transportation service was considered as our essential revenue source.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the year ended June 30, 2016, we had $4,346,159 of general and administrative expenses as compared to $4,304,329 for the year ended 2015, an increase of $41,830 or 1%. The increase in our general and administrative expense was mainly due to the increased allowance for doubtful accounts as the management decided to allocate a higher percent of allowance reservation on certain account receivables , increased stock-based compensation expense, as well as the increased professional service fees. However, the increase was partially offset by the decrease in travelling expenses and office expenses. As a percentage of revenue, our general and administrative expenses increased from 38.0% to 59.5% of the revenues for the years ended June 30, 2015 and 2016, respectively. This increase was largely due to our reduced revenue in fiscal year 2016 as compared to that of fiscal year 2015.

Selling Expenses

The selling expenses consist primarily of business development costs and commissions for our operating staff to the ports at which we provide services. For the year ended June 30, 2016, we had $475,619 of selling expenses as compared to $63,219 for the year ended June 30, 2015, an increase of $412,400 or 652.3%. As a percentage of revenue, our selling expenses increased from 0.6% to 6.5% for the years ended June 30, 2015 and 2016, respectively. During the year ended June 30, 2016, we made more efforts on business development to explore new business opportunities while maintaining our current customer relationship. On the other hand, the rising labor costs also increased our overall selling expense as compared to fiscal year 2015.

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

There have been no other material changes during the year ended June 30, 2016 in our significant accounting policies to those previously disclosed in the Company’s June 30, 2015 annual report.

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

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of the parent and its subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd. (“Sino-China”) is considered to be a Variable Interest Entity (VIE) and we are the primary beneficiary. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements. The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our net income (loss) before non-controlling interest. Our non-controlling interest in its net loss is then subtracted in calculating the net income attributable to the Company. The Company temporarily suspended its business with Sino-China in June 2014, therefore, there is no net income generated by Sino-China in the present.

Accounts Receivable and Advances

Accounts receivable are recognized at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments in the relevant time period. Management reviews the accounts receivable on a periodic basis and record general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts are written off against the allowance only after exhaustive collection efforts.

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

2017 Trends

China’s economy is declining due to the growing foreign debt, declining factory activity and devaluation in foreign exchange reserves, which has prolonged negative impact on the shipping industry. Although we expect China’s economy will have a soft landing, the difficult macroeconomic conditions in fiscal year 2016 will likely continue into fiscal year 2017. On the other hand, recent US economic data paints a picture of an economy in strong recovery mode and consumer spending is likely to receive a positive bounce from low energy prices. The economy outlook has led us to believe we must continue to diversify our service platform; reduce our dependency on businesses generated from China; and develop US-based complementary shipping logistics services to create a new driver to stimulate the development for our business. Furthermore, in the age of “Internet Plus”, we believe information and communication technologies can be adopted to traditional industries to meet the current challenges of supply and demand. We will continue to foster strong relationships with our strategic partners and draw upon our technical ability and in-depth industry knowledge to develop innovative value-added logistic solutions for our customers in the fiscal year 2017.

Results of Operations

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Revenues. Total revenues decreased by $4,010,088 or 35.4% from $11,320,628 for the year ended June 30, 2015 to $7,310,540 for the comparable period in 2016. The decrease was mainly due to the declined revenues generated from our shipping agency services segment due to the decreased number of ships served. In addition, due to termination of the vessel acquisition, revenue from our shipping and chartering service segment was also limited.

•	Revenues from inland transportation management services decreased by $445,328 from $4,785,850 for the year ended June 30, 2015 to $4,340,522 for the year ended June 30, 2016. The decrease was mainly due to the reduced service orders from both Zhiyuan and Tengda Northwest Ferroalloy Co., Ltd. because of the economic slowdown in China resulting in overall weak shipping demand.
•	For the year ended June 30, 2016, we recognized revenues of $2,507,800 from our shipping agency services, as compared to $5,995,565 for the year ended June 30, 2015. The decrease was mainly due to reduced market demand for imported iron ore because of an across-the-board slowdown in China economy and decreased manufacturing activities. The number of ships that we served decreased from 125 to 19 for the years ended June 30, 2015 and 2016, respectively.
•	Revenues from ship management service was $nil for the year ended June 30, 2016 as compared to $190,088 for the corresponding period in 2015. Given the difficult economy situation in China, the Company decided to temporarily suspend the ship management services because of the increased concern over timely collecting accounts receivable and possible payment default.
•	For the year ended June 30, 2016, the Company generated revenues of $462,218 from the time charter agreements in connection with the proposed vessel acquisition, as compared to the revenues of $349,125 for the same period in 2015. As the Company terminated the vessel acquisition on December 7, 2015, we temporarily suspended this service and no revenue was generated from shipping and chartering services since then.

Total Operating Costs and Expenses. Total operating costs and expenses decreased by $1,744,064 or 16.9% from $10,303,831 for the year ended June 30, 2015 to $8,559,767 for the year ended June 30, 2016. This decrease was primarily due to the decrease in cost of revenues, partially offset by the increase in selling expenses, as discussed below.

•	Costs of Revenues. The cost of revenues decreased by $2,198,294 or 37.0% from $5,936,283 for the year ended June 30, 2015 to $3,737,989 for the year ended June 30, 2016. The decrease in our cost of revenues was mainly due to significantly decreased revenues from our shipping agency services, which has higher percentage of cost of revenues. In 2016, we only served 19 ships as compared to 125 ships in 2015, and we reported reduced labor costs and port charges associated with the revenue decrease in this segment.

•	General and Administrative Expenses. The general and administrative expenses increased by $41,830 or 1.0% from $4,304,329 for the year ended June 30, 2015 to $4,346,159 for the year ended June 30, 2016. This increase was mainly due to the increase in allowance accrued for doubtful accounts caused by the change of accrued bad debts recognition policy, stock-based compensation; professional service fees incurred in connection with our securities registration activities, partially offset by decrease in travelling charges and office expenses.

•	Selling Expenses. The selling expenses increased by $412,400 or 652.3% from $63,219 for the year ended June 30, 2015 to $475,619 for the year ended June 30, 2016. During the year ended June 30, 2016, we made more efforts on business development to explore new business opportunities while maintaining our current customer relationship. On the other hand, the rising labor costs also increased our overall selling expense as compared to fiscal year 2015. These factors led to the increase in our selling expense for the year ended June 30, 2016.

Operating Income (Loss). The Company had an operating loss of $1,249,227 for the year ended June 30, 2016, compared to an operating income of $1,016,797 for fiscal year 2015. The operating loss was mainly due to the declined revenues generated from shipping agency services and the increased selling expenses as discussed above.

Financial Income (Expense), Net. The Company’s net financial expense was $247,530 for the year ended June 30, 2016, compared to net financial income of $14,200 for the year ended June 30, 2015. We have operations in the US, Canada, Australia, Hong Kong and China. Our financial expense for each reporting period mainly reflected the effect of depreciation/appreciation of foreign currencies in terms of USD.

Taxation. The income tax expense was $812,593 for the year ended June 30, 2016, compared to income tax expense of $427,221 for the year ended June 30, 2015. The increase in income tax expense was due to increased taxable income from our inland transportation management segment, in which we accrued 15% income tax expense based on China statutory income tax rate. On the other hand, due to the termination of the proposed vessel acquisition in December 2015, the Company reassessed the possibility of utilization of previously accrued deferred tax assets and provided 100% valuation allowance against the deferred tax assets of $280,600. As a result of the above, total income tax expense for the year ended June 30, 2016 was $812,593.

Net Income (Loss). As a result of the foregoing, the Company had net loss of $2,301,522 for the year ended June 30, 2016, compared to net income of $643,922 for the year ended June 30, 2015. After deduction of non-controlling interest, net loss attributable to Sino-Global was $1,965,929 for the year ended June 30, 2016, compared to net income of $717,390 for the year ended June 30, 2015. With comprehensive income (loss) from foreign currency translation, comprehensive loss attributable to the Company was $2,338,268 for the year ended June 30, 2016, compared to comprehensive income of $784,204 for the year ended June 30, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2016, we had $1,385,994 in cash and cash equivalents. We had approximately 3.2% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and had approximately 96.8% of cash in banks located in China.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2016	2015
Net cash used in operating activities	$(121,048)	$(1,798,098)
Net cash provided by investing activities	$294,376	$593,929
Net cash provided by financing activities	$646,589	$967,820
Net increase (decrease) in cash and cash equivalents	$655,672	$(172,209)
Cash and cash equivalents at the beginning of year	$730,322	$902,531
Cash and cash equivalents at the end of year	$1,385,994	$730,322

The following table sets forth a summary of our working capital:

	June 30, 2016	June 30, 2015	Difference	%

Total Current Assets	$8,651,985	$8,105,688	$546,297	6.7%
Total Current Liabilities	$2,437,382	$1,914,044	$523,338	27.3%
Working Capital	$6,214,603	$6,191,644	$22,959	0.4%
Current Ratio	3.55	$4.23	$(0.68)	(16.1)%

We finance our ongoing operating activities primarily by using funds from our operations. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. As reflected in the Company’s audited consolidated financial statements, the Company had a net loss for the year ended June 30, 2016. The Company terminated the vessel acquisition agreement in December 2015, which also reduced the Company’s revenue source from the shipping and chartering service segment in the future.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue source in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, and reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and our ability to access other funding sources, management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Net cash used in operating activities was $121,048 for the year ended June 30, 2016, which included our operating loss of $2.30 million due to our decreased revenue in the shipping agency service segment and increased selling expenses. In addition, the advances to suppliers increased by $2.14 million because we prepaid freight fees of RMB 14.58 million (USD$2.2 million) based on our Memorandum of Understanding (“MOU”) with Singapore Metals & Minerals Pte Ltd. (“the Buyer”) and Galasi Jernsih Sdn BHD (“the Seller”), the accounts receivable decreased by $0.62 million because we strengthened our cash collection efforts and received payment of RMB 13.4 million (USD$2.0 million) from Tengda Northwest, our major third-party customer of inland transportation services, and due from related parties decreased by $1.16 million because we collected RMB22.2 million (USD$3.3 million) from our related party customer, Zhiyuan. The Company’s cash outflows from operating activities for the year ended June 30, 2016 reflected the above mentioned factors.

Net cash used in operating activities was $1,798,098 for the year ended June 30, 2015, which included our net income of $0.64 million, offset by an increase in accounts receivable of $2.63 million because we provided inland transportation services to customer and has not collected the amount as of June 30, 2015 and an increase in due from related parties of $724,425. Our cash outflows from the operating activities for the year ended June 30, 2015 reflected the above factors.

Investing Activities

Net cash provided by investing activities was $294,376 compared to $593,929 for the years ended June 30, 2016 and 2015, respectively. The amount was mainly generated by cash collection from the termination of the vessel acquisition of $326,035 during the year ended June 30, 2016, compared with the collection of a short-term loan from the related party Zhiyuan of $1,113,599 and installment payments related to the vessel acquisition of $516,229 during the year ended June 30, 2015.

Financing Activities

Net cash provided by financing activities was $646,589 for the year ended June 30, 2016, of which $691,600 resulted from the proceeds from the issuance of common stock to Mr. Weixiong Yang in a private sale transaction on July 10, 2015. During the year ended June 30, 2016, the Company repurchased 50,306 common shares and recorded as treasury stock, with a payment of $45,011. Net cash provided by financing activities was $967,820 for the year ended June 30, 2015, due to the net proceeds from the issuance of 647,000 shares of common stock in July 2014.

Company Structure

We conduct our operations primarily through our subsidiaries, Trans Pacific Beijing, Sino-Global Shipping LA and Sino-Global Shipping Hong Kong. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our subsidiaries and management fees paid by Sino-China. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, Trans Pacific is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC law, wholly foreign-owned enterprises like Trans Pacific are required to set aside at least 10% of their after-tax profit each year to fund a statutory reserve until the amount of the reserve reaches 50% of such entity’s registered capital.

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

As of June 30, 2016, the Company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Acting Chief Financial Officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2016. In making this assessment, management used the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2016, its internal control over financing reporting is effective based on those criteria.

The Company is not required to have its internal control over financial reporting as of June 30, 2016 audited by its auditors because it is a smaller reporting company.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 52

Director since 2001

Mr. Cao is our Chief Executive Officer and a Director. Mr. Cao founded our company in 2001 and has been the Chief Executive Officer since that time. Mr. Cao has been Chief Executive officer of our company since its formation. Prior to founding our company, Mr. Cao was a Chief Representative of Wagenborg-Lagenduk Scheepvaart BV, Holland, from 1992 - 1993, Director of the Penavico-Beijing’s shipping agency from 1987 through 1992, and a seaman for Cosco-Hong Kong from 1984 through 1987. Mr. Cao received his EMBA degree in 2009 from Shanghai Jiao Tong University. Mr. Cao was chosen as a director because he is the founder of our company and we believe his knowledge of our company and years of experience in our industry give him the ability to guide our company as a director.

Jing Wang

Independent Director

Age - 68

Director since 2007

Mr. Wang currently serves as Chief Economist to China Minsheng Banking Corp., Ltd. and has held this position since December 2002. Mr. Wang was a Chinese Project Advisor for the World Bank from 1990 until 1994. From 1998 through 2000, Mr. Wang was the vice director of Tianjin Security and Futures Supervision Office, in charge of initial public offerings and listing companies. Mr. Wang is an independent director for Tianjin Binhai Energy & Development Co. Ltd., (Shenzhen Stock Exchange: 000695); Tianjin Marine Shipping Co., Ltd. (Shanghai Stock Exchange: 600751), and ReneSola Company (London Stock Exchange: SOLA). Mr. Wang received a Bachelor degree in Economics from Tianjin University of Finance and Economics. The Board believe that Mr. Wang’s economics background and experience working with public companies qualify him to serve a director of the Company.

Tieliang Liu

Independent Director

Age - 56

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

Age - 57

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

Chief Operating Officer and Director

Age - 39

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

Tuo Pan

Acting Chief Financial Officer

Age – 31

Ms. Pan is our Acting Chief Financial Officer and a seasoned Certified Public Accountant licensed in Australia. Since 2008, Ms. Pan has overseen the finance and accounting functions of Sino-Global Shipping Australia Pty Ltd. Ms. Pan received her bachelor’s degree in Accounting and Finance and a master’s degree in Advance Accounting from the Curtin University of Technology in Western Australia. From August 2007 to July 2008, Ms. Pan worked as an auditor and project manager of Baker Tilly China Ltd., and participated in various projects from e-Future Information Technology Inc, TMC Education Corporation Ltd, China Ministry of Commerce, etc.

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

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Mrs. Tuo Pan, our Acting Chief Financial Officer, Mr. Anthony S. Chan, our former Executive Vice President and Acting Chief Financial Officer and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2016 and 2015. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

				Securities-
				based	All other
Name	Year	Salary	Bonus	Compensation	Compensation	Total
Lei Cao,	2016	$180,000	-	$159,000	-	$339,000
Principal Executive Officer	2015	$180,000	-	-	-	$180,000
Tuo Pan, (1)	2016	$60,000	-	$21,200	-	$81,200
Acting Chief Financial Officer	2015	-	-	-	-	-
Anthony S. Chan, (2)	2016	-	$-	-	-	$-
Acting Chief Financial Officer	2015	$200,000	$50,000	-	-	$250,000
Zhikang Huang,	2016	$100,000	-	$95,400	-	$195,400
Chief Operating Officer	2015	$100,000	-	-	-	$100,000

(1) Ms. Pan was appointed as our Acting Chief Financial Officer on October 15, 2015.

(2) Effective October 15, 2015, Mr. Anthony S. Chan resigned as our Acting Chief Financial Officer.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2016, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	Exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	36,000	-	-	$7.75	May 19, 2018
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Zhikang Huang,
Chief Operating Officer	-	-	-	-	-

(1)	Our Company has made stock awards to executive officer. The details are shown as Item 12.

Director Compensation (1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (2)	All other compensation ($)	Total ($)
Tieliang Liu	20,000	21,200	0	0	41,200
Jing Wang	20,000	21,200	0	0	41,200
Ming Zhu	20,000	21,200	0	0	41,200

(1)	This table does not include Mr. Lei Cao, our Principal Executive Officer, who was director and named executive officer, because Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.
(2)	We granted options to purchase 10,000 shares of our common stock to Mr. Jing Wang on May 20, 2008. We granted options to purchase 10,000 shares of our common stock to Mr. Tieliang Liu on January 31, 2013. No value is reflected for the awards in this table because the grant date fair value of all grants was reflected in the year of the applicable grant.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for one-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (a) in the absence of a change of control, one-time the then applicable annual salary of such executive or (b) in the event of a change of control, one-and-a-half times the then applicable annual salary of such executive. In the event of termination due to death or disability, the payment is equal to two times the executive’s salary.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2016, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	66,000	$6.88	8,976,903	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 302,903 shares of our common stock. All of the 66,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have not issued any options or convertible securities under the 2014 Incentive Plan; however, we have issued, in the aggregate, 600,000 shares of common stock to consultants to our Company and 660,000 shares of common stock to our officers and directors. Accordingly, we may issue options to purchase 236,903 shares under the 2008 Incentive Plan, and we may issue 8,740,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The below table reflects the ownership of our common stock by officers, directors and holders of more than five percent of our common stock. Percentages are based on 8,330,841 shares issued and outstanding as of September 8, 2016.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership

Mr. Lei Cao(1)(2)	Common	1,666,040	20.00%
Mrs. Tuo Pan(1)	Common	40,000	*
Mr. Michael Huang (1)	Common	180,000	2.2%
Mr. Jing Wang (1)(3)	Common	50,000	*
Mr. Liu Tieliang (1)(4)	Common	46,000	*
Mr. Ming Zhu(1)	Common	40,000	*
Mr. Yafei Li(1)	Common	20,000	*
Total Officers and Directors (6 individuals)	Common	2,042,040	24.5%

Other Five Percent Shareholders
Mr. Zhong Zhang (5)	Common	1,800,000	21.6%
Mr. Weixiong Yang (6)	Common	500,000	6.00%

*             Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.
(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(3)	Mr. Wang has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.

(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 6,000 of which have vested as of the date of this 10-K.

(5)	Mr. Zhang’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.
(6)	Mr. Weixiong Yang’s address is 8/F, Yaoda Building, 289 Shifu Road, Taizhou, Zhehiang Province, China 31800.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). Zhiyuan is owned by Mr. Zhang, the largest shareholder of the Company. For the year ended June 30, 2013, we had no business transaction with Zhiyuan. Before Mr. Zhang was a shareholder of the Company, he agreed with the Company to cause Zhiyuan to procure certain services from the Company. The 5-year global logistic service agreement details the nature of such cooperation between Zhiyuan and the Company. Thus, while Mr. Zhang’s initial agreement to direct business to the company was made when he was not a related party, the subsequent agreement was entered after he was a related party. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyuan on an as-needed basis. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. For the year ended June 30, 2015 and 2016, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at June 30, 2015 and 2016 were $2,609,831 and $1,622,519. As the date of this report, the Company has collected approx. $350,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivables.

As of June 30, 2015 and 2016, the Company is owed $174,759 and $0 respectively, from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. The Company fully collected the outstanding receivable from Sino-G before June 30, 2016.

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

Audit Fees

During fiscal 2016 and 2015, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $190,000 and $190,000, respectively.

Audit-Related Fees

None.

Tax Fees

Tax fees related to tax return preparation amounted to $23,690 and $19,570 during fiscal year 2016 and 2015, respectively.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd.(1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (2)
10.9	The Company’s 2014 Stock Incentive Plan. (3)
10.10	Asset Purchase Agreement by and between Sino-Global and the selling shareholder dated April 10, 2015. (4)
14.1	Code of Ethics of the Company.(3)
21.1 23.1	List of subsidiaries of the Company. Consent of Independent Audit Firm.
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-199160

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 19, 2016	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 19, 2016	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)
September 19, 2016	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

September 19, 2016	By:	/s/ Zhikang Huang
Zhikang Huang
Chief Operating Officer and Director

September 19, 2016	By:	/s/ Jing Wang
Jing Wang
Director

September 19, 2016	By:	/s/ Ming Zhu
Ming Zhu
Director

September 19, 2016	By:	/s/ Tieliang Liu
Tieliang Liu
Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in equity for each of the years in the two-year period ended June 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 19, 2016

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$1,385,994	$730,322
Advances to suppliers	2,192,910	50,975
Accounts receivable, less allowance for doubtful accounts of $207,028 and $477,240 as of June 30, 2016 and 2015, respectively	2,333,024	3,082,219
Other receivables, less allowance for doubtful accounts of $145,186 and $241,604 as of June 30, 2016 and 2015, respectively	290,907	191,972
Prepaid expense and other current assets	826,631	1,265,609
Due from related parties	1,622,519	2,784,591

Total Current Assets	8,651,985	8,105,688

Property and equipment, net	176,367	214,003
Prepaid expenses	178,982	436,351
Other long-term assets	46,810	2,773,908
Deferred tax assets	-	280,600

Total Assets	$9,054,144	$11,810,550

Liabilities and Equity

Current Liabilities
Advances from customers	$24,373	$126,201
Accounts payable	489,490	691,588
Taxes payable	1,637,197	996,648
Accrued expenses and other current liabilities	286,322	99,607

Total Current Liabilities	2,437,382	1,914,044

Total Liabilities	2,437,382	1,914,044

Commitments and Contingency

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 8,456,032 and 7,996,032 shares issued as of June 30, 2016 and 2015; 8,280,535 and 7,870,841 outstanding as of June 30, 2016 and 2015, respectively	15,500,391	16,303,327
Additional paid-in capital	1,144,842	1,144,842
Treasury stock, at cost - 175,497 and 125,191 shares as of June 30, 2016 and 2015, respectively	(417,538)	(372,527)
Accumulated deficit	(4,518,799)	(2,552,870)
Accumulated other comprehensive income (loss)	(280,907)	91,432
Unearned stock-based compensation	(3,880)	(7,760)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,424,109	14,606,444

Non-controlling Interest	(4,807,347)	(4,709,938)

Total Equity	6,616,762	9,896,506

Total Liabilities and Equity	$9,054,144	$11,810,550

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2016	2015

Net revenues	$7,310,540	$11,320,628

Cost of revenues	(3,737,989)	(5,936,283)
Gross profit	3,572,551	5,384,345

General and administrative expenses	(4,346,159)	(4,304,329)
Selling expenses	(475,619)	(63,219)
Total operating expenses	(4,821,778)	(4,367,548)

Operating income (loss)	(1,249,227)	1,016,797

Financial income (expense), net	(247,530)	14,200
Other income, net	7,828	40,146
Total other income (expense)	(239,702)	54,346

Net income (loss) before provision for income taxes	(1,488,929)	1,071,143

Income tax expense	(812,593)	(427,221)

Net income (loss)	(2,301,522)	643,922

Net loss attributable to non-controlling interest	(335,593)	(73,468)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(1,965,929)	$717,390

Comprehensive income (loss)
Net income (loss)	$(2,301,522)	$643,922
Foreign currency translation (loss) gain	(134,155)	124,375
Comprehensive income (loss)	(2,435,677)	768,297
Less: Comprehensive loss attributable to non-controlling interest	(97,409)	(15,907)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(2,338,268)	$784,204

Earnings (deficit) per share
-Basic and diluted	$(0.23)	$0.11

Weighted average number of common shares used in computation
-Basic and diluted	8,651,606	6,443,096

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015

Operating Activities

Net income (loss)	$(2,301,522)	$643,922
Adjustment to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation to management	349,800	-
Amortization of stock-based compensation to consultants	1,327,780	512,269
Amortization of stock option expense	3,880	3,880
Depreciation and amortization	59,508	165,088
Provision of doubtful accounts	132,915	33,382
Deferred tax provision (benefit)	280,600	(116,700)
Loss on disposition of property and equipment	-	(20,693)
Changes in assets and liabilities
Increase in advances to suppliers	(2,141,935)	(42,493)
Decrease (increase) in accounts receivable	616,280	(2,633,716)
Increase in other receivables	(98,935)	(17,566)
Increase in prepaid expense	(4,228)	(296,750)
Increase in other assets	(30,600)	(20,943)
Decrease (increase) in due from related parties	1,162,072	(724,425)
(Decrease) increase in advances from customers	(101,828)	37,724
(Decrease) increase in accounts payable	(202,098)	292,832
Increase in taxes payable	640,549	789,188
Increase (decrease) in accrued expenses and other current liabilities	186,714	(403,097)

Net cash used in operating activities	(121,048)	(1,798,098)

Investing Activities
Acquisitions of property and equipment	(31,659)	(84,102)
Proceeds from sale of property and equipment	-	80,661
Cash collected from the termination of vessel acquisition	326,035
Collection of short-term loan from related party	-	1,113,599
Acquisitions of vessel	-	(516,229)

Net cash provided by investing activities	294,376	593,929

Financing Activities
Proceeds from issuance of common stock, net	691,600	967,820
Purchase of common stock	(45,011)

Net cash provided by financing activities	646,589	967,820

Effect of exchange rate fluctuations on cash and cash equivalents	(164,245)	64,140

Net increase (decrease) in cash and cash equivalents	655,672	(172,209)

Cash and cash equivalents at beginning of year	730,322	902,531

Cash and cash equivalents at end of year	$1,385,994	$730,322

Supplemental information
Income taxes paid	$23,286	$8,104
Non-cash transactions of operating activities:
Common stock issued for vessel acquisition	$-	$2,220,000
Return of common stock issued for vessel acquisition	$(2,220,000)	$-
Common stock issued for stock-based compensation to consultants	$435,000	$1,419,950
Common stock issued for LSM acquisition	$-	$33,400

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Common stock		Additional paid-in capital	Treasury stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Unearned stock-based compensation	Total stockholders' Equity	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount

Balance as of June 30, 2014	5,229,032	$11,662,157	$1,144,842	(125,191)	$(372,527)	$(3,270,260)	$24,618	$(11,640)	$9,177,190	$(4,694,031)	$4,483,159
									-		-
Issuance of common stock	2,767,000	4,641,170	-	-	-	-	-	-	4,641,170	-	4,641,170
Amortization of stock options	-	-	-	-	-	-	-	3,880	3,880	-	3,880
Foreign currency translation	-	-	-	-	-	-	66,814	-	66,814	57,561	124,375
Net income	-	-	-	-	-	717,390	-	-	717,390	(73,468)	643,922
Balance as of June 30, 2015	7,996,032	$16,303,327	$1,144,842	(125,191)	$(372,527)	$(2,552,870)	$91,432	$(7,760)	$14,606,444	$(4,709,938)	$9,896,506

Issuance of common stock, net of issuance costs of $59,336	1,000,000	1,067,264	-	-	-	-	-	-	1,067,264	-	1,067,264
Stock-based compensation to management	660,000	349,800	-	-	-	-	-	-	349,800	-	349,800
Cancellation of common stock	(1,200,000)	(2,220,000)	-	-	-	-	-	-	(2,220,000)	-	(2,220,000)
Purchase of common stock	-	-	-	(50,306)	(45,011)	-	-	-	(45,011)	-	(45,011)
Amortization of stock options	-	-	-	-	-	-	-	3,880	3,880	-	3,880
Foreign currency translation	-	-	-	-	-	-	(372,339)	-	(372,339)	238,184	(134,155)
Net loss	-	-	-	-	-	(1,965,929)	-	-	(1,965,929)	(335,593)	(2,301,522)
Balance as of June 30, 2016	8,456,032	$15,500,391	$1,144,842	(175,497)	$(417,538)	$(4,518,799)	$(280,907)	$(3,880)	$11,424,109	$(4,807,347)	$6,616,762

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (“US”) in 2001, Sino-Global Shipping America, Ltd. (“Sino-Global” or the “Company”) is a non-asset based global shipping and freight logistic integrated solution provider. The Company provides tailored solutions and value added services to its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistic chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., China (including Hong Kong), Australia and Canada. Currently, a significant portion of the Company’s business is generated from the clients located in the People’s Republic of China (the “PRC”), and its operations are currently primarily conducted in the PRC.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company provided its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company has the ability to provide local shipping agency services in all commercial ports in the PRC. During fiscal year 2014, the Company completed a number of cost reduction initiatives and reorganized its shipping agency business in the PRC to improve its operating margin. In light of the Company’s decision not to pursue the local shipping agency business and as a result of the business reorganization efforts since approximately June 30, 2014, the Company no longer provides shipping agency services through its VIE structure and has not undertaken any business through or with Sino-China as of June 30, 2016 since approximately June 2014.

The Company’s shipping agency business is operated by its subsidiaries in China (including Hong Kong). The Company’s ship management services are operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services are operated by its company in the US and subsidiaries in Hong Kong. The Company’s inland transportation management services are operated by its subsidiary in China and US. In the fiscal year of 2016, affected by the worsening market conditions in the shipping industry, the Company’s shipping agency business segment suffered a significant decrease due to reduced number of ships served. In addition, in December 2015, the Company temporarily suspended its shipping and chartering services primarily as a result of the termination of its previously contemplated vessel acquisition. As of June 30, 2016, the Company’s current service offerings consist of shipping agency services and inland transportation management services.

In January 2016, the Company formed a new subsidiary, Sino-Global Shipping LA Inc. (“Sino LA”), for the purpose of expanding its business to provide inland transportation services to importers who ship goods into the U.S. The Company expects to generate increased revenue from this new service platform in the near future.

Note 2. LIQUIDITY

As reflected in the Company’s consolidated financial statements, the Company had a net loss for the year ended June 30, 2016. Revenue from the Company’s shipping agency service business segment was in a decreasing trend due to higher overhead costs and a decreased number of ships served. In addition, the Company terminated the vessel acquisition agreement in late 2015, which also reduced the Company’s revenue source from the shipping and chartering service segment for the remaining period of fiscal year 2016.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources and reducing costs to improve profitability and replenish working capital.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances were reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations or cash flows.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s Consolidated Balance Sheets were as follows:

	June 30,	June 30,
	2016	2015

Total current assets	$31,128	$59,069
Total assets	129,463	189,499
Total current liabilities	7,222	19,732
Total liabilities	7,222	19,732

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

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the US dollar (“USD”) while its subsidiaries in China, including Sino-China reports its financial position and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into USD using fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada and Trans Pacific Beijing in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company and also included in non-controlling interest.

The exchange rates for the years ended June 30, 2016 and 2015 are as follows:

	June 30,
	2016		2015
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
1RMB: USD	6.6487	6.4416	6.1988	6.1877
1AUD:USD	1.3433	1.3755	1.2986	1.2027
1HKD:USD	7.7595	7.7594	7.7520	7.7537
1CAD:USD	1.2992	1.3266	1.2475	1.1740

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the United States. As of June 30, 2016 and 2015, cash balances of $1,333,713 and $65,191, respectively, were maintained at financial institutions in the PRC, and are not insured by the Federal Deposit Insurance Corporation or other programs.

(g) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts Receivable is written off against the allowance after exhaustive efforts at collection.

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

(i) Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

●	Revenues from ship management services were recognized when the related contractual services have been rendered.

(j) Taxation

Because the Company and its subsidiaries and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US Generally Accepted Accounting Principles (“US GAAP”). Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2016 and 2015, respectively.

Income tax returns for the years prior to 2013 are no longer subject to examination by US tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Business Tax and Surcharges

Revenues from services provided by the Company’s PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to the PRC business tax of 5%. Business tax and surcharges are paid on gross revenues generated from shipping agency services minus the costs of services which are paid on behalf of the customers.

In addition, under the PRC regulations, the Company’s PRC subsidiaries and affiliates are required to pay the city construction tax (7%) and education surcharges (3%) based on the calculated business tax payments.

The Company’s PRC subsidiaries and affiliates report revenues net of PRC’s business tax and surcharges for all the periods presented in the consolidated statements of operations.

(k) Earnings (deficit) per Share

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

The effect of 66,000 stock options and 139,032 warrants for all periods presented were not included in the calculation of diluted EPS because they would be anti-dilutive as the exercise prices for such options and warrants were at least equal to the closing price of our common stock on June 30, 2016 and 2015, respectively.

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

(o) Recent Accounting Pronouncements

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	June 30,	June 30,
	2016	2015

Sainuo Investment Management Ltd (a)	$-	$48,396
Freight fees (b)	2,192,910	-
Others	-	2,579
Total	$2,192,910	$50,975

(a) On November 3, 2014, the Company entered into an advisory service agreement with Sainuo Investment Management Ltd. (“Sainuo”) whereby Sainuo, a professional services firm based in the PRC specializing in mergers and acquisitions, business restructuring and appraisal, had been engaged to assist the Company in the identification of suitable acquisition candidates, performance of required due diligence and other business advisory services. Pursuant to the service agreement, Sainuo is entitled to a service fee (which amount is calculated based on 8% of the value of the acquisition but not to exceed RMB 3.5 million). On November 24, 2014, the Company advanced RMB3.5 million to Sainuo in accordance with the service agreement, including RMB 300,000 (US $45,122) as its advance to Sainuo for the completion of the agreed-upon advisory services, in addition to the offer of the 1.2 million shares issued to the Vessel Seller in connection with the Company’s decision to acquire Rong Zhou (see note 10), a small oil/chemical product tanker identified by Sainuo as an acquisition candidate (the “Vessel Acquisition”). Sainuo, Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”) and Sino-Global executed an agreement on April 22, 2015 whereby Sainuo shall collect a service fee of RMB300,000 from the Company and remit RMB3.2 million to the Vessel Seller as Sino-Global’s partial payment of the Vessel purchase price.

On December 7, 2015, the Company and the Vessel Seller entered into a supplemental agreement to terminate the proposed Vessel Acquisition. Accordingly, the advance payment of RMB 300,000 to Sainuo for advisory services was recognized as consulting service charges and reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended June 30, 2016.

(b) On June 10, 2016, the Company entered into a Memorandum of Understanding (“MOU”) with Singapore Metals & Minerals Pte Ltd. (the “Buyer”) and Galasi Jernsih Sdn BHD (the “Seller”), whereby the Buyer will be the bauxite purchaser for the 3,000,000 MT/year, subject to the results of the tests satisfying the Buyer’s requirements. Both the Buyer and the Seller agree that the Company shall be appointed as general agent to handle logistics and transportation including ocean shipping and inland transportation for both sides, and all door to door transportation services for the shipping of the bauxite to be sold by the Seller and to be purchased by the Buyer as referenced in this MOU. On the same day, the Company signed a supplementary agreement with the Buyer, which states the Company should assist the Buyer in handling transportation service from the source mine to dock to help the Buyer to fulfill the delivery favorably and close the deal smoothly. The Company agrees to make advance payment for freight charges on behalf of the Buyer. As of June 30, 2016, the ending balance of this prepayment was $2,192,910. In late August 2016, the Company collected approximately $1.5 million such prepaid freight charges from the Buyer.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	June 30,	June 30,
	2016	2015

Trade accounts receivable	$2,540,052	$3,559,459
Less: allowances for doubtful accounts	(207,028)	(477,240)
Accounts receivables, net	$2,333,024	$3,082,219

For the year ended June 30, 2016, $365,622 of accounts receivable were directly written off against previously allowed for doubtful accounts. There was no such write-off for the year ended June 30, 2015.

Note 6. OTHER RECEIVABLES

Other receivables represent mainly prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits with the landlords.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	June 30,	June 30,
	2016	2015

Consultant fees (1)	$845,420	$1,375,681
Advance to employees	105,137	166,772
Insurance	-	77,584
Other	55,056	81,923
Total	1,005,613	1,701,960
Less current portion	826,631	1,265,609
Total noncurrent portion	$178,982	$436,351

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

The Company entered into management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company should assist the Company for regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for their services, as approved by the Company’s Board of Directors, a total of RMB 2,100,000 ($315,851) was prepaid to this consulting company.

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company for corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued additional 250,000 shares of common stock to this consultant at $0.72 per share to cover the services from the seventh month to November 19, 2016 (see Note 12).

The above mentioned consulting fees have been and will be ratably charged to expense over the terms of the above mentioned agreements.

Note 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent mainly payroll and welfare payable, accrued expenses and other miscellaneous items.

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2016	2015

Land and building	$202,450	$217,144
Motor vehicles	497,006	534,825
Computer equipment	156,890	146,739
Office equipment	59,899	62,745
Furniture and fixtures	164,701	156,085
System software	119,964	128,286
Leasehold improvement	64,105	68,758

Total	1,265,015	1,314,582

Less: Accumulated depreciation and amortization	1,088,648	1,100,579

Property and equipment, net	$176,367	$214,003

Depreciation and amortization expense for the years ended June 30, 2016 and 2015 were $59,508 and $165,088, respectively.

Note 10. OTHER LONG-TERM ASSETS

The Company’s other long-term assets are as follows:

	June 30,	June 30,
	2016	2015

Installment payment related to Vessel acquisition	$-	$2,736,229
Rent deposit	46,810	37,679
Total	$46,810	$2,773,908

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

In connection with the termination of the Assets Purchase Agreement as discussed in Note 4, the Vessel Seller agreed to return the 1.2 million shares to the Company, and in addition to refund approximately $330,000 in cash after all related charges, which has been accepted by both parties. The Company received the cash of approximately $330,000 in December 2015 and the 1.2 million shares on May 23, 2016, and accordingly there was no such deposit balance reflected in the Company’s consolidated balance sheets as of June 30, 2016.

Note 11. STOCK-BASED COMPENSATION

A summary of the options is presented in the table below:

	June 30, 2016		June 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	66,000	$6.88	66,000	$6.88
Granted	-	-	-	-
Canceled, forfeited or expired	-	$-	-	$-

Options outstanding, end of year	66,000	$6.88	66,000	$6.88

Options exercisable, end of year	62,000	$7.19	60,000	$7.37

Following is a summary of the status of options outstanding and exercisable at June 30, 2016:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	2.0 years	$7.75	56,000	2.0 years
$2.01	10,000	1.6 years	$2.01	6,000	1.6 years
	66,000			62,000

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

The fair value of share-based compensation was estimated using the Black-Scholes option pricing model. The aggregate fair value of $3,880 and $7,760 at June 30, 2016 and 2015, respectively, is presented as “Unearned Stock-based Compensation”. The Company amortized stock option expenses of $3,880 and $3,880 for the years ended June 30, 2016 and 2015, respectively.

In connection with the initial public offering of the Company’s common stock on May 20, 2008, 139,032 warrants were issued to the underwriter as part of their compensation. Each warrant has the right to purchase one share of common stock for an exercise price of $9.30 per share with a term of 10 years.

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2016:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	2.0 years

Note 12. EQUITY TRANSACTIONS

On June 27, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”) relating to the registered offering of 572,000 shares of common stock, without par value per share. The price to the public in the offering was $1.76 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 85,800 shares of common stock from the Company at the same price to cover overallotments, if any. The Company closed the public offering on July 2, 2014 and the Underwriter purchased an additional 75,000 shares. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-194211) declared effective by the Securities and Exchange Commission on April 15, 2014, as supplemented by an applicable prospectus supplement. The total number of shares sold in the offering was 647,000. The Company received total cash proceeds of approximately $1 million from this public offering.

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

On August 22, 2014, the Company issued 50,000 shares of the Company’s common stock to be held in escrow to Mr. Deming Wang, in connection with the acquisition of LSM (see Note 3, Acquisition of Longhe Ship Management Company). Pursuant to the satisfaction agreement executed in April 2015, Sino-Global released from escrow to Mr. Wang 20,000 shares of its common stock as full payment for the Company’s acquisition of LSM. The remaining 30,000 shares that were previously issued but held in escrow were cancelled on June 10, 2015. On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, the “Rong Zhou,” an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock. In connection with the termination of the Vessel Acquisition, the Seller returned the stock certificate for 1.2 million shares to the Company during the year ended June 30, 2016 and the Company's consolidated balance sheets as of June 30, 2016 has reflected the reduction of the 1.2 million shares (see Note 10).

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

During the year ended June 30, 2016, the Company issued an aggregate of 500,000 shares of the Company’s common stock to an consultant for services rendered (see Note 7).

Pursuant to the Company’s 2014 Incentive Plan (the “Plan”), the Company is authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. Effective February 11, 2016, the Compensation Committee of the Board of Directors of the Company granted 660,000 shares of common stock to seven directors and executive officers under the Plan. Pursuant to the terms and conditions of the Plan and the plan stock award agreements, these shares vested immediately, with a total value of $349,800, at $0.53 per share based on the Company’s stock price on February 10, 2016. In addition, the Compensation Committee authorized the grant of a total of $300,000 worth of share awards under the Plan and/or the 2008 Equity Stock Incentive Plan for each fiscal year going forward to its directors and executive officers in the same proportion as they were granted for the fiscal year 2016, as long as such a director or executive officer is in his position and fulfills his duty.

Note 13. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2016	2015

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,017	1,044
Accumulated other comprehensive income (loss)	27	(67,640)
Accumulated deficit	(5,192,191)	(5,018,688)
	(4,834,747)	(4,728,884)
Trans Pacific Logistics Shanghai Ltd.	27,400	18,946
Total	$(4,807,347)	$(4,709,938)

Note 14. COMMITMENTS AND CONTINGENCY

Lease Obligations

The Company leases certain office premises and apartments for employees under operating leases through April 16, 2020. Future minimum lease payments under operating lease agreements are as follows:

Amount

Twelve months ending June 30,

2017	$214,866
2018	137,576
2019	111,119
2020	48,597
$512,158

Rent expense for the years ended June 30, 2016 and 2015 was $243,374 and $205,838, respectively.

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

Contingency

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2016 and 2015, the Company has estimated its severance payments of approximately $62,500 and $38,100, respectively, which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Note 15. INCOME TAXES

Income tax expense for the years ended June 30, 2016 and 2015 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rate using the federal statutory tax rate of 34% to the Company’s effective tax rate are as follows:

	For the years ended June 30,
	2016	2015
	%	%

U.S. statutory tax rate	34.0	34.0
U.S. permanent difference	(11.0)	(4.9)
Change in valuation allowance	(105.9)	(109.4)
Rate differential in foreign jurisdiction	25.0	25.0
Other	3.3	15.4
Total tax expense	(54.6)	(39.9)

The U.S. temporary difference was mainly comprised of unearned compensation amortization and provision for allowance for doubtful accounts.

The income tax (expense) benefit for the years ended June 30, 2016 and 2015 are as follows:

	For the years ended June 30,
	2016	2015

Current
USA	$-	$-
Hong Kong	23,287	(23,963)
China	(555,280)	(519,958)
	(531,993)	(543,921)

Deferred
USA	(280,600)	116,700
Other countries	-	-
	(280,600)	116,700

Total	$(812,593)	$(427,221)

The Company’s deferred tax assets are comprised of the following:

	For the years ended June 30,
	2016	2015

Allowance for doubtful accounts	$65,000	$248,000
Stock-based compensation	735,000	382,000
Net operating loss	3,752,000	2,176,000
Total deferred tax assets	4,552,000	2,806,000
Valuation allowance	(4,552,000)	(2,525,400)
Deferred tax assets, net - long-term	$-	$280,600

Our operations in the U.S. have incurred a cumulative net operating loss of approximately $8,629,000 and $5,590,560, respectively, as of June 30, 2016 and 2015, which may reduce future taxable income. This carry-forward will expire if not utilized by 2036. As of June 30, 2016 and 2015, major components of our deferred tax assets included net operating loss of our U.S entities, stock-based compensation and allowance for doubtful accounts.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Due to the termination of the proposed vessel acquisition in December 2015, management concluded that the chances for the Company’s U.S. entities to be profitable in the foreseeable future became remote, and accordingly 100% of the deferred tax assets balance has been provided a valuation allowance as of June 30, 2016 based on management’s estimate. The net increase in the valuation allowance for the year ended June 30, 2016 and 2015 was $2,026,600 and $1,050,300, respectively.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2016	2015

VAT tax payable	$475,066	$296,935
Corporate income tax payable	1,100,380	664,132
Others	61,751	35,581
Total	$1,637,197	$996,648

Note 16. CONCENTRATIONS

Major Customer

For the year ended June 30, 2016, two customers accounted for 31% and 27% of the Company’s revenues, respectively. At June 30, 2016, these two customers accounted for 100% and approximately 70% of the Company’s due from related parties and accounts receivable, respectively.

For the year ended June 30, 2015, two customers accounted for approximately 23% and 20% of the Company’s revenues, respectively. At June 30, 2015, these two customers accounted for approximately 94% and 71% of the Company’s due from related parties and accounts receivable, respectively.

Major Suppliers

For the year ended June 30, 2016, three suppliers accounted for 27%, 15% and 10% of the total cost of revenues, respectively. For the year ended June 30, 2015, two suppliers accounted for 51% and 14% of the total cost of revenues, respectively.

Note 17. SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

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

The following tables present summary information by segment for the years ended June 30, 2016 and 2015, respectively:

	For the Year Ended June 30, 2016
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$2,507,800	$462,218	$4,340,522	$7,310,540
Cost of revenues	$2,175,109	$212,510	$1,350,370	$3,737,989
Gross profit	$332,691	$249,708	$2,990,152	$3,572,551
Depreciation and amortization	$45,434	$1,410	$12,664	$59,508
Total capital expenditures	$13,537	$2,854	$15,268	$31,659
Total assets	$1,271,948	$534,896	$7,247,300	$9,054,144

	For the Year Ended June 30, 2015
	Shipping Agency and Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues	$6,185,653	$349,125	$4,785,850	$11,320,628
Cost of revenues	$4,998,030	$182,650	$755,603	$5,936,283
Gross profit	$1,187,623	$166,475	$4,030,247	$5,384,345
Depreciation and amortization	$154,000	$176	$10,912	$165,088
Total capital expenditures	$84,102	$-	$-	$84,102
Total assets	$4,961,011	$130,915	$6,718,624	$11,810,550

Note 18. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a five-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. and TianJin Zhi Yuan Investment Group Co., Ltd. (together, “Zhiyuan”). TianJin Zhi Yuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $2,269,346 (31% of the Company’s total revenue in 2016) and $2,545,009 (22.5% of the Company’s total revenue in 2015) for the years ended June 30, 2016 and 2015, respectively. The net amount due from Zhiyuan Investment Group was $2,609,831 at June 30, 2015. During the year ended June 30, 2016, the Company continued to provide inland transportation management services to Zhiyuan and also collected approximately $3.3 million (RMB 22.2 million) from Zhiyuan to reduce the outstanding accounts receivable. As of June 30, 2016, the net amount due from Zhiyuan was $1,622,519. The Company subsequently collected back RMB 2.28 million (equivalent to $396,923) from Zhiyuan in August 2016. Management expects the remaining receivable will be substantially collected in the second half of the calendar year of 2016.

At June 30, 2015, the Company was owed $174,759 from Sino-G Trading Inc. (“Sino-G”), an entity that is owned by the former brother-in-law of the Company’s CEO. Sino-G previously served as a funds transfer agent for the Company’s services in Tianjin, PRC. During the fourth quarter of the fiscal year 2016, the Company fully collected the balance from Sino-G.

Note 19. SUBSEQUENT EVENTS

Pursuant to the Company's 2014 Stock Incentive Plan, on July 26, 2016, the Company granted the options to purchase a total of 150,000 shares to two employees with a two-year vesting period, one half of which shall vest on October 26, 2016, and the other half shall vest on July 26, 2017. The exercise price of such options was $1.10 per share.

In July 2016, the Company signed a Strategic Cooperation Agreement (the "Agreement") with COSCO Logistics (Americas) Inc. ("COSCO Logistics"), which belongs to China's largest integrated shipping company, China COSCO Holdings Company Ltd. Pursuant to the Agreement, both parties will mutually provide logistics services between China and the United States and develop shipping customers as an end-to-end global logistics service. The Company expects to work with COSCO Logistics to provide inland transportation services in the US for shipments to and from China. According to the Agreement, the two companies will also assess locations in the US to potentially establish warehouse / distribution facilities in the coming months and share pricing information for short-haul trucking services across selected regions of the country.

In August 2016, the Company’s Board of Directors authorized management to move forward with the development of a mobile application that will provide a full-service logistics platform between the US and China to short-haul trucking in the US. The decision follows an extensive review by the Company's management team and Board in identifying Sino-Global's key competitive advantages as an expert in global logistics between the US and China, and then leveraging that experience to both address the needs of its customer base and provide solutions to current issues affecting logistics and supply chain. The Company completed a market analysis and feasibility study related to building a mobile based logistics application for short-haul trucking in US ports to better manage the over 25 million containers, or TEU moving between China and US each year.

