Form 10-Q
period 2016-12-31
Sino-Global Shipping America, Ltd.
filed 2017-02-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 10, 2017, the Company had 8,355,535  issued and outstanding shares of common stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of Sino-Global Shipping America, Ltd. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	Our ability to timely and properly deliver our services;

•	Our dependence on a limited number of major customers and related parties;

•	Political and economic factors in the Peoples’ Republic of China;

•	Our ability to expand and grow our lines of business;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

•	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

•	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistic industry which could, adversely affect the Company’s operations and financial performance;

•	The acceptance in the marketplace of our new lines of business;

•	Foreign currency exchange rate fluctuations;

•	Hurricanes or other natural disasters; and

•	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information unless required by applicable law or regulations.

3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2016	2016

Assets
Current assets
Cash and cash equivalents	$3,293,453	$1,385,994
Accounts receivable, less allowance for doubtful accounts of $96,261 and $207,028 as of December 31, 2016 and June 30, 2016, respectively	1,788,489	2,333,024
Other receivables, less allowance for doubtful accounts of $145,125 and $145,186 as of December 31 and June 30, 2016, respectively	68,454	290,907
Advances to suppliers	3,477,386	2,192,910
Prepaid expenses and other current assets	334,535	826,631
Due from related party	1,740,567	1,622,519

Total Current Assets	10,702,884	8,651,985

Property and equipment, net	146,386	176,367
Prepaid expenses	92,514	178,982
Other long-term assets	40,360	46,810

Total Assets	$10,982,144	$9,054,144

Liabilities and Equity

Current Liabilities
Advances from customers	$383,631	$24,373
Accounts payable	167,525	489,490
Taxes payable	1,741,175	1,637,197
Accrued expenses and other current liabilities	668,944	286,322

Total Current Liabilities	2,961,275	2,437,382

Total Liabilities	2,961,275	2,437,382

Commitments and Contingencies

Equity

Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 8,456,032 shares issued as of December 31, 2016 and June 30, 2016; 8,280,535 shares outstanding as of December 31, 2016 and June 30, 2016, respectively	15,500,391	15,500,391
Additional paid-in capital	1,233,434	1,140,962
Treasury stock, at cost, 175,497 shares as of December 31, 2016 and June 30, 2016	(417,538)	(417,538)
Accumulated deficit	(2,980,178)	(4,518,799)
Accumulated other comprehensive loss	(532,014)	(280,907)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	12,804,095	11,424,109

Non-controlling Interest	(4,783,226)	(4,807,347)

Total Equity	8,020,869	6,616,762

Total Liabilities and Equity	$10,982,144	$9,054,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Net revenues - third parties	$1,511,624	$990,986	$2,606,547	$2,936,607
Net revenues - related party	616,924	605,965	1,466,403	1,359,562
Total revenues	2,128,548	1,596,951	4,072,950	4,296,169
Cost of revenues	(350,796)	(707,127)	(657,135)	(1,947,803)
Gross profit	1,777,752	889,824	3,415,815	2,348,366

General and administrative expenses	(776,284)	(1,963,402)	(1,636,198)	(2,894,244)
Selling expenses	(46,875)	(29,502)	(112,184)	(44,125)
Total operating expenses	(823,159)	(1,992,904)	(1,748,382)	(2,938,369)

Operating income (loss)	954,593	(1,103,080)	1,667,433	(590,003)

Financial expense, net	(88,470)	(195,776)	(91,904)	(312,983)
Other expense, net	-	(4,621)	-	(4,621)
Total other expense	(88,470)	(200,397)	(91,904)	(317,604)

Net income (loss) before provision for income taxes	866,123	(1,303,477)	1,575,529	(907,607)

Income tax expense	(73,391)	(332,533)	(145,012)	(573,355)

Net income (loss)	792,732	(1,636,010)	1,430,517	(1,480,962)

Net loss attributable to non-controlling interest	(100,169)	(136,911)	(108,104)	(166,021)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$892,901	$(1,499,099)	$1,538,621	$(1,314,941)

Comprehensive income (loss)
Net income (loss)	$792,732	$(1,636,010)	$1,430,517	$(1,480,962)
Other comprehensive income (loss) - foreign currency translation (loss) gain	(104,312)	82,318	(118,882)	(38,318)
Comprehensive income (loss)	688,420	(1,553,692)	1,311,635	(1,519,280)
Less: Comprehensive income (loss) attributable to non-controlling interest	21,512	57,663	24,121	(869)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$666,908	$(1,611,355)	$1,287,514	$(1,518,411)

Earnings (loss) per share
-Basic	$0.11	$(0.18)	$0.19	$(0.16)
-Diluted	$0.11	$(0.18)	$0.18	$(0.16)

Weighted average number of common shares used in computation
-Basic	8,280,535	8,433,341	8,280,535	8,377,634
-Diluted	8,342,870	8,433,341	8,318,541	8,377,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2016	2015
Operating Activities

Net income (loss)	$1,430,517	(1,480,962)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	92,472	-
Amortization of stock-based compensation to consultants	655,310	548,917
Depreciation and amortization	25,407	29,076
Provision for (recovery of) doubtful accounts	(108,344)	622,556
Provision for doubtful accounts on related party receivable	-	174,759
Deferred tax provision	-	280,600
Changes in assets and liabilities
Decrease (increase) in accounts receivable	615,324	(269,756)
Decrease (increase) in other receivables	219,860	(654,229)
(Increase) decrease in advances to suppliers	(1,417,731)	49,101
(Increase) decrease in prepaid expenses	(70,264)	58,728
Increase in other current assets	(12,571)	(28,613)
Decrease in other long-term assets	5,693	3,240
(Increase) decrease in due from related parties	(133,713)	64,345
Increase (decrease) in advances from customers	369,626	(100,370)
Decrease in accounts payable	(309,941)	(396,698)
Increase in taxes payable	174,432	413,510
Increase (decrease) in accrued expenses and other current liabilities	386,381	(5,980)

Net cash provided by (used in) operating activities	1,922,458	(691,776)

Investing Activities
Acquisitions of property and equipment	-	(3,302)
Cash collected from the termination of vessel acquisition	-	332,413

Net cash provided by investing activities	-	329,111

Financing Activities
Proceeds from issuance of common stock, net	-	691,600
Repurchase of common stock	-	(41,270)

Net cash provided by financing activities	-	650,330

Effect of exchange rate fluctuations on cash and cash equivalents	(14,999)	76,589

Net increase in cash and cash equivalents	1,907,459	364,254

Cash and cash equivalents at beginning of period	1,385,994	730,322
		-
Cash and cash equivalents at end of period	$3,293,453	1,094,576

Supplemental information
Income taxes paid	$6,446	$-
Non-cash investing and financing activities:
Common stock issued for vessel acquisition	$-	$2,220,000
Issuance of common stock to pay for professional services	$-	$255,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistic integrated solution provider. The Company provides tailored solutions and value-added services for its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China (the “PRC”) (including Hong Kong), Australia and Canada. Currently, a significant portion of the Company’s business is generated from clients located in the PRC, and its operations are currently primarily conducted in the PRC.

The Company’s Chinese subsidiary, Trans Pacific Shipping Limited, a wholly-owned foreign enterprise (“Trans Pacific Beijing”), is the 90% owner of Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”.

Prior to fiscal year 2016, the Company’s shipping agency business was operated by its subsidiaries in the PRC (including Hong Kong). The Company’s ship management services were operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services were operated by its subsidiaries in the U.S. and subsidiary in Hong Kong. Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC and the U.S. The Company’s freight logistic services are operated by its subsidiaries in the PRC and the U.S. The Company’s container trucking services are currently operated by its subsidiaries in the PRC, and the Company expects to have more businesses involved in the U.S. from third quarter of fiscal year 2017 as the website version of our short haul container truck services platform launched in December 2016.

In January 2016, the Company formed a subsidiary, Sino-Global Shipping LA Inc., a California corporation (“Sino LA”), for the purpose of expanding its business to provide freight logistic services to importers who ship goods into the U.S. The Company expects to generate increased revenue from this new service platform in the coming fiscal year.

In fiscal year 2016, affected by worsening market conditions in the shipping industry, the Company’s shipping agency business segment suffered a significant decrease in revenue due to a reduced number of ships served. As a result, the Company has temporarily suspended its shipping agency services business. Also, as a result of these market condition changes, the Company has temporarily suspended its ship management services business. In addition, in December 2015, the Company temporarily suspended its shipping and chartering services business, primarily as a result of the termination of its previously contemplated vessel acquisition. As of December 31, 2016, the Company’s current service offerings consist of inland transportation management service, freight logistic services and container trucking services.

In August 2016, the Company’s Board of Directors (the “Board”) authorized management to move forward with the development of a mobile application that will provide a full-service logistics platform between the U.S. and the PRC for short-haul trucking in the U.S. The Board’s decision followed an extensive review by the Company's management team and the Board in identifying Sino-Global's key competitive advantages as an expert in global logistics between the U.S. and the PRC, and then leveraging that experience to both address the needs of its customer base and to provide new solutions to contemporary issues affecting the logistics and supply chain. The Company completed a market analysis and feasibility study related to building a mobile based logistics application for short-haul trucking in U.S. ports to better manage the over 25 million containers, or “TEU”, moving between the PRC and the U.S. each year.

Sino-Global completed development of a full-service logistics platform as of December 2016. Upon the completion of the platform, the Company signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sinotrans Guangxi in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company will receive a percentage of the total amount of each transportation fee for the arrangement of inland transportation services for COFRE Beijing’s container shipments into U.S. ports. For the strategic cooperation framework agreement with Sinotrans Guangxi, which is a subsidiary of Sinotrans Limited, the Company expects to utilize both parties’ existing resources and establish an integrated logistics plan to provides an end-to-end supply chain solution for customers shipping soybeans and sulfur products from the U.S. to the southern PRC via container.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of full-year results. The information in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 19, 2016.

(b) Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant intercompany transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd., a PRC corporation (“Sino-China”), is considered a variable interest entity (“VIE”), with the Company as the primary beneficiary. The Company, through Trans Pacific Beijing, entered into certain agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payments from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year. If Sino-China incurs a net loss during its fiscal year, the Company is not required to absorb such net loss.

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and any loss from operations is consolidated with that of the Company. Because of contractual arrangements between the Company and Sino-China, the Company has a pecuniary interest in Sino-China that requires consolidation of the financial statements of the Company and Sino-China.

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China. As mentioned elsewhere in this report, due to the worsening market conditions in the shipping industry, Sino-China’s shipping agency business suffered a significant decrease in revenue due to a reduced number of ships served. As a result, the Company has temporarily suspended this business.

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	December 31,	June 30,
	2016	2016

Total current assets	$51,571	$31,128
Total assets	$139,305	$129,463
Total current liabilities	$6,914	$7,222
Total liabilities	$6,914	$7,222

(c) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, deferred income taxes, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Revenue Recognition Policy

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contracts.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

•	Revenues from ship management services are recognized when the related contractual services are rendered.

•	Revenues from freight logistic services are recognized when the related contractual services are rendered.

•	Revenues from container trucking services are recognized when the related contractual services are rendered.

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Sino-China, report their financial positions and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations. The Company translates the foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada, Trans Pacific Beijing and Trans Pacific Shanghai in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of December 31, 2016 and June 30, 2016 and for the three and six months ended December 31, 2016 and 2015 are as follows:

	December 31,	June 30,	Three months ended December 31,		Six months ended December 31,
	2016	2016	2016	2015	2016	2015
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.9447	6.6487	6.8328	6.3906	6.7498	6.3468
AUD:1USD	1.3886	1.3433	1.3357	1.3891	1.3275	1.3842
HKD:1USD	7.7548	7.7595	7.7576	7.7506	7.7571	7.7512
CAD:1USD	1.3443	1.2992	1.3351	1.3356	1.3198	1.3221

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of December 31, 2016 and June 30, 2016, cash balances of $3,263,637 and $1,333,713, respectively, were maintained at financial institutions in the PRC, and are not insured by the Federal Deposit Insurance Corporation or other programs.

(g) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts Receivable is written off against the allowances only after exhaustive collection efforts.

(h) Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common shares of the Company by the weighted average number of common shares of the Company outstanding during the applicable period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares of the Company were exercised or converted into common shares of the Company. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

For the three and six months ended December 31, 2016 and 2015, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. As a result, for the three and six months ended December 31, 2016, a total of 62,335 and 38,006 unexercised options were dilutive, respectively, and were included in the computation of diluted EPS. For the three and six months ended December 31, 2015, no unexercised warrants and options were dilutive.

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

(j) Risks and Uncertainties

The Company’s business, financial position and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Moreover, the Company’s ability to grow its business and maintain its profitability could be negatively affected by the nature and extent of services provided to its major customers, Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”).

(k) Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the results of operations and cash flows.

(l) Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address conflicting views on how certain cash receipts and cash payments should be presented and classified in statements of cash flow. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU will not have any impact to the Company’s unaudited condensed consolidated financial statements, because the Company does not have any of the cash receipts and payments mentioned in this ASU update.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. These amendments require an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and to remove the exception to postpone recognition until the asset has been sold to an outside party. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company expects that the adoption of this ASU will not have any impact to the Company’s unaudited condensed consolidated financial statements as there has been no intra-Company transfer of assets.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity that is a single decision maker of a VIE treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company expects that the adoption of this ASU will not have any impact to the Company’s unaudited condensed consolidated financial statements as there are no interests held through related parties that are under common control.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on statements of cash flow. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects that the adoption of this ASU will not have any impact to the Company’s unaudited condensed consolidated financial statements as there are no restricted cash maintained by the Company.

Note 3. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	December 31,	June 30,
	2016	2016

Freight fees (a)	$3,468,746	$2,192,910
Others	8,640	-
Total	$3,477,386	$2,192,910

(a) On June 10, 2016, the Company entered into a Memorandum of Understanding (the “MOU”) with Singapore Metals & Minerals Pte Ltd. (the “Buyer”) and Galasi Jernsih Sdn BHD (the “Seller”), whereby the Buyer will purchase 3,000,000 metric tons of bauxite per year from Seller, subject to the results of certain tests in order to satisfy the Buyer’s requirements. Both the Buyer and the Seller agree that the Company shall be appointed as general agent to handle logistics and transportation including ocean shipping and inland transportation for both sides, and all door-to-door transportation services for the shipping of the bauxite to be sold by the Seller and to be purchased by the Buyer as referenced in the MOU. On the same day, the Company signed a supplementary agreement with the Buyer, stating that the Company shall assist the Buyer in handling transportation services from the source mine to dock to help the Buyer to fulfill the delivery favorably and close the deal smoothly; in connection with this supplementary agreement, the Company agreed to make advance payments for freight charges on behalf of the Buyer. As of December 31, 2016, the ending balance of this prepayment was $3,468,746. The Company expects the related advance payments will be recovered during the fiscal year of 2017.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2016	2016

Trade accounts receivable	$1,884,750	$2,540,052
Less: allowances for doubtful accounts	(96,261)	(207,028)
Accounts receivables, net	$1,788,489	$2,333,024

For the three months ended December 31, 2016 and 2015, the Company provided provisions for doubtful accounts receivable of $1,349 and $797,315, respectively.

For the six months ended December 31, 2016, recovery of doubtful accounts receivable was $108,344. For the six months ended December 31, 2015, the Company provided provisions for doubtful accounts receivable of $797,315, which amount was included in general and administrative expenses.

Note 5. OTHER RECEIVABLES

The Company’s other receivables represent mainly prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	December 31,	June 30,
	2016	2016

Consultant fees (1)	$237,224	$845,420
Advance to employees	73,647	105,137
Other	116,178	55,056
Total	427,049	1,005,613
Less current portion	334,535	826,631
Total noncurrent portion	$92,514	$178,982

(1) The Company entered into management consulting and advisory services agreements with two consultants on June 6, 2014, pursuant to which the consultants were to assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, and development of pro forma financial statements. In return for their services, as approved by the Board, a total of 600,000 shares of the Company’s common stock were issued to the two consultants. Both management consulting and advisory services agreements were for the period from July 1, 2014 to December 31, 2016.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants were to assist the Company in, among other things, review of time charter agreements, crew management advisory, development of permanent and preventive maintenance standards related to dry dockings and ship repairs, development of regular technical and marine vessel inspections and quality control procedures, and development and implementation of alternative remedial actions to address any technical problems that may arise in connection with the foregoing. In return for their services, as approved by the Board, a total of 500,000 shares of the Company’s common stock were issued to the three consultants. The management consulting and advisory services agreements were for a period of 18 months, effective May 2015 through November 2016. The value of their consulting services was determined using the fair value of the Company’s common stock of $1.50 per share when the shares were issued to the consultants.

The Company entered into another management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company shall assist the Company with its regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for its services, as approved by the Board, a total of RMB 2,100,000 ($316,298) was paid to the consulting company.

On December 9, 2015, the Company entered into a consulting and advisory services agreement, pursuant to which a consultant was to assist the Company in corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock for services to be rendered during the first six months of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued an additional 250,000 shares of common stock at $0.72 per share to cover the services from the seventh month to November 19, 2016.

The above-mentioned consulting fees have been and will be ratably charged to expense over the terms of the above-mentioned agreements.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	December 31,	June 30,
	2016	2016

Land and buildings	$193,821	$202,450
Motor vehicles	474,796	497,006
Computer equipment	152,847	156,890
Office equipment	57,917	59,899
Furniture and fixtures	161,454	164,701
System software	115,076	119,964
Leasehold improvements	61,373	64,105

Total	1,217,284	1,265,015

Less: Accumulated depreciation and amortization	1,070,898	1,088,648

Property and equipment, net	$146,386	$176,367

Depreciation and amortization expenses for the three months ended December 31, 2016 and 2015 were $12,065 and $13,723, respectively. Depreciation and amortization expenses for the six months ended December 31, 2016 and 2015 were $25,407 and $29,076, respectively.

Note 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses and other current liabilities represent mainly payroll and welfare payable, accrued expenses and other miscellaneous items.

Note 9. SHARE-BASED COMPENSATION

The issuance of the Company’s options is exempted from registration under of the Securities Act of 1933, as amended (the “Act”). The Common Stock underlying the Company’s options granted may be sold in compliance with Rule 144 under the Act. Each option may be exercised to purchase one share of the common stock of the Company, no par value per share (the “Common Stock”). Payment for the options may be made in cash or by exchanging shares of Common Stock at their fair market value. The fair market value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted 150,000 options to purchase an aggregate of 150,000 shares of Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half will vest on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s ordinary shares on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value of the 150,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $28,995 and nil were recorded as part of operating expense-stock compensation for the three months ended December 31, 2016 and 2015. The Company recorded $48,325 and nil as part of operating expense-stock compensation for the 150,000 options for the six months ended December 31, 2016 and 2015, respectively. As of February 1, 2017, 75,000 of these options were exercised by the two employees of the Company.

Pursuant to the Company’s 2014 Stock Incentive Plan, the Company granted 800,000 options on December 14, 2016, to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. 330,000 options will become exercisable on January 14, 2017; 75,000 options will become exercisable on July 14, 2017; 170,000 options will become exercisable on January 14, 2018; 125,000 options will become exercisable on January 14, 2019; and the remaining 100,000 options will become exercisable on December 14, 2019. The exercise price of the 800,000 options is $3.10. The grant date fair value of such options was $2.24 per option. The fair value of the 800,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 112.70%, risk free interest rate of 2.02%, and expected life of 5 years. The total fair value of the options was $1,788,985. In accordance with the vesting periods, $44,147 and nil were recorded as part of operating expense-stock compensation related to these options for the three months ended December 31, 2016 and 2015. The Company recorded $44,147 and nil as part of operating expense-stock compensation related to these options for the six months ended December 31, 2016 and 2015, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2016	66,000	$6.88
Granted	950,000	2.78
Canceled, forfeited or expired	-	$-

Options outstanding, as of December 31, 2016	1,016,000	$3.05

Options exercisable, as of December 31, 2016	137,000	$3.86

The following is a summary of the status of options outstanding and exercisable at December 31, 2016:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	1.38 years	$7.75	56,000	1.38 years
$2.01	10,000	6.08 years	$2.01	6,000	6.08 years
$1.10	150,000	4.57 years	$1.10	75,000	4.57 years
$3.10	800,000	4.95 years	$-	-	-
	1,016,000			137,000

The following is a summary of the status of warrants outstanding and exercisable at December 31, 2016:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	1.38 years

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2016	2016

Sino-China
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	290,465	157,019
Accumulated deficit	(5,459,213)	(5,349,210)
	(4,811,304)	(4,834,747)
Trans Pacific Logistics Shanghai Ltd.	28,078	27,400
Total	$(4,783,226)	$(4,807,347)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with terms through April 16, 2020. Future minimum lease payments under the operating lease agreements are as follows:

Amount

Twelve months ending December 31,

2017	$194,517
2018	109,539
2019	95,226
2020	11,345
$410,627

Rent expense for the three months ended December 31, 2016 and 2015 was $65,555 and $57,673, respectively. Rent expense for the six months ended December 31, 2016 and 2015 was $127,890 and $108,191, respectively.

Legal Proceedings

During the quarter ended December 31, 2015, a former vice president of the Company, Mr. Alexander Chen, filed a complaint with the U.S. Department of Labor-Occupational Safety and Health Administration (“OSHA”) against the Company and three current or former executives. Mr. Chen sought $350,000 in damages plus attorney’s fees for alleged retaliation and a purported breach of his employment agreement. The Company responded to the complaint filed with OSHA and provided arguments and information supporting the Company’s position that no violation of law in connection with Chen’s employment occurred. The complaint was settled on January 24, 2017, and the Company is required to pay a total of $185,000, of which $60,000 was paid on February 6, 2017 to Mr. Chen. The settlement payment of $185,000 included Mr. Chen’s salary, unemployment compensation and legal expenses incurred in connection with the complaint, which has been fully accrued as of December 31, 2016.

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2016 and June 30, 2016, the Company has estimated its severance payments of approximately $49,600 and $62,500, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Note 12. INCOME TAXES

The Company’s income tax expense for the three months and six months ended December 31, 2016 and 2015 are as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015

Current
U.S.	$-	$-	$-	$-
Hong Kong	(27,576)	-	(34,101)	-
PRC	(45,815)	(32,933)	(110,911)	(292,755)
	(73,391)	(32,933)	(145,012)	(292,755)
Deferred
U.S.	-	(299,600)	-	(280,600)
	-	(299,600)	-	(280,600)
Total income tax expense	$(73,391)	$(332,533)	$(145,012)	$(573,355)

The Company’s deferred tax assets are comprised of the following:

	December 31,	June 30,
	2016	2016

Allowance for doubtful accounts	$84,000	$112,000
Stock-based compensation	779,000	735,000
Net operating loss	3,332,000	3,752,000
Total deferred tax assets	4,195,000	4,599,000
Valuation allowance	(4,195,000)	(4,599,000)
Deferred tax assets, net	$-	$-

The Company’s operations in the U.S. have incurred a cumulative net operating loss of approximately $7,437,000 and $8,378,000 , respectively, as of December 31, 2016 and June 30, 2016, which may reduce future taxable income. During the three months ended December 31, 2016, the amount of utilization of Federal Net Operating Losses (“NOL”) was $541,000 and the tax benefit derived from such NOL was $284,000; in the corresponding period for the three months ended December 31, 2015, the utilization of NOL was nil and no tax was benefit derived from NOL. During the six months ended December 31, 2016, the amount of utilization of NOL was $941,000 and the tax benefit derived from such NOL was $420,000; in the corresponding period for the six months ended December 31, 2015, the utilization of NOL was nil and no tax benefit was derived from NOL. This carry-forward will expire if not utilized by 2036.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Part of the Company’s traditional business, such as shipping agency services and shipping and chartering services, is temporarily suspended. Management has determined that the profitability of the Company’s U.S. entities is difficult to predict, and accordingly a 100% valuation allowance has been provided against the deferred tax assets balance as of December 31, 2016, based on management’s estimates. The net decrease in the valuation allowance for the three months ended December 31, 2016 was $230,000 and the net increase in the valuation allowance for the same period of 2015 was $981,600. The net decrease in the valuation allowance for the six months ended December 31, 2016 was $404,000 and the net increase in valuation allowance for the same period in 2015 was $1,152,600.

The Company’s taxes payable consist of the following:

	December 31,	June 30,
	2016	2016

VAT tax payable	$481,204	$475,066
Corporate income tax payable	1,194,414	1,100,380
Others	65,557	61,751
Total	$1,741,175	$1,637,197

Note 13. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2016, four customers accounted for 39%, 29%, 11% and 10% of the Company’s revenues, respectively. At December 31, 2016, one of these four customers accounted for 100% of the Company’s accounts due from related party (See Note 15) and the remaining three customers accounted for approximately 86% of the Company’s accounts receivable.

For the three months ended December 31, 2015, three customers accounted for 38%, 26% and 11% of the Company’s revenues, respectively. At December 31, 2015, one of these three customers accounted for approximately 100% of the Company’s accounts due from related party balance and the remaining two customers accounted for 84% of the Company’s accounts receivable.

For the six months ended December 31, 2016, three customers accounted for 36%, 36% and 12% of the Company’s revenues, respectively. At December 31, 2016, one of these three customers accounted for 100% of the Company’s accounts due from related party (See Note 15) and the remaining two customers accounted for approximately 79% of the Company’s accounts receivable.

For the six months ended December 31, 2015, two customers accounted for 32% and 22% of the Company’s revenues, respectively. At December 31, 2015, one of these two customers accounted for approximately 100% of the Company’s accounts due from related party balance and the remaining customer accounted for 84% of the Company’s accounts receivable.

Major Suppliers

For the three months ended December 31, 2016, one supplier accounted for 47% of the total costs of revenue. For the three months ended December 31, 2015, one supplier accounted for 36% of the total costs of revenue.

For the six months ended December 31, 2016, two suppliers accounted for 28% and 10% of the total costs of revenue, respectively. For the six months ended December 31, 2015, two suppliers accounted for 46% and 21% of the total costs of revenue, respectively.

Note 14. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company's business segments.

The Company's chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has five operating segments: (1) shipping agency and ship management services; (2) shipping and chartering services; (3) inland transportation management services; (4) freight logistics services; and (5) container trucking services. However, due to the downturn in the shipping industry, the Company has decided to temporarily suspend to its shipping agency and ship management services and shipping and chartering services.

The following tables present summary information by segment for the three and six months ended December 31, 2016 and 2015, respectively:

	For the three months Ended December 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$616,924	$-	$-	$616,924
- Third parties	$-	$-	$834,679	$517,066	$159,879	$1,511,624
Cost of revenues	$-	$-	$87,800	$167,035	$95,961	$350,796
Gross profit	$-	$-	$1,363,803	$350,031	$63,918	$1,777,752
Depreciation and amortization	$-	$-	$6,695	$5,370	$-	$12,065
Total capital expenditures	$-	$-	$-	$-	$-	$-

	For the three months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Total
Revenues
- Related party	$-	$-	$605,965	$-	$605,965
- Third parties	$489,871	$16,000	$485,115	$-	$990,986
Cost of revenues	$395,988	$8,000	$303,139	$-	$707,127
Gross profit	$93,883	$8,000	$787,941	$-	$889,824
Depreciation and amortization	$7,030	$1,782	$4,911	$-	$13,723
Total capital expenditures	$2,375	$-	$-	$-	$2,375

	For the six months Ended December 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$1,466,403	$-	$-	$1,466,403
- Third parties	$-	$-	$1,470,935	$975,733	$159,879	$2,606,547
Cost of revenues	$-	$-	$191,801	$369,373	$95,961	$657,135
Gross profit	$-	$-	$2,745,537	$606,360	$63,918	$3,415,815
Depreciation and amortization	$-	$-	$14,667	$10,740	$-	$25,407
Total capital expenditures	$-	$-	$-	$-	$-	$-

	For the six months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Total
Revenues
- Related party	$-	$-	$1,359,562	$-	$1,359,562
- Third parties	$1,549,256	$462,218	$925,133	$-	$2,936,607
Cost of revenues	$1,243,601	$212,510	$491,692	$-	$1,947,803
Gross profit	$305,655	$249,708	$1,793,003	$-	$2,348,366
Depreciation and amortization	$16,940	$1,958	$10,178	$-	$29,076
Total capital expenditures	$3,302	$-	$-	$-	$3,302

Total assets as of:

	December 31,	June 30,
	2016	2016

Shipping Agency and Ship Management Services	$-	$1,271,948
Shipping & Chartering Services	-	534,896
Inland Transportation Management Services	10,373,403	7,247,300
Freight Logistic Services	128,257	-
Container Trucking Services	480,484	-
Total Assets	$10,982,144	$9,054,144

Note 15. RELATED PARTY TRANSACTIONS

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $616,924 (29% of the Company’s total revenue) and $605,965 (38% of the Company’s total revenue) for the three months ended December 31, 2016 and 2015, respectively. The Company generated revenue of $1,466,403 (36% of the Company’s total revenue) and $1,359,562 (32% of the Company’s total revenue) for the six months ended December 31, 2016 and 2015, respectively. The amount due from Zhiyuan Investment Group at June 30, 2016 was $1,622,519. During the six months ended December 31, 2016, the Company continued to provide inland transportation management services to Zhiyuan and also collected approximately $1.4 million from Zhiyuan to reduce the outstanding accounts receivable. As of December 31, 2016, the amount due from Zhiyuan was $1,740,567. Management expects the receivables will be substantially collected by the end of fiscal year 2017.

Note 16. SUBSEQUENT EVENTS

On January 5, 2017, the Company signed a Joint Venture Agreement with Jetta Global Logistics Inc. to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey area. This joint venture will exclusively utilize the Company’s short-haul container truck service platform for the services in the New York and New Jersey area.

On January 9, 2017, the Company enters into a strategic cooperation agreement with China Ocean Shipping Agency Qingdao Co. Ltd. (“COSCO Qingdao”). COSCO Qingdao will utilize the Company’s full-service logistics platform to arrange the transport of its container shipments into U.S. ports. Sino-Global will receive a percentage of the total amount of each transportation fee in exchange for the arrangement of inland transportation services for COSCO Qingdao’s container shipments into U.S. ports.

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

Overview

The Company, founded in 2001, is a non-asset based global shipping and freight logistic integrated solution provider. We provide tailored solutions and value-added services for our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. Our current service offerings consist of inland transportation management services, freight logistic services and container trucking services. We have temporarily suspended our shipping agency and ship management services primarily due to market condition changes. We have also temporarily suspended our shipping and chartering services, primarily as a result of the termination of our planned vessel acquisition in December 2015.

Company Structure

The Company conducts its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong), Australia, Canada, and the U.S. (specifically, New York and Los Angeles).

Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC (including Hong Kong) and the U.S. Our freight logistic services are operated by the Company’s subsidiaries in the PRC, New York and Los Angeles. Our container trucking services are operated by our subsidiaries in the PRC.

Fiscal Year 2017 Trends

The PRC’s economy is declining due to the growing foreign debt, declining factory activities and devaluation in foreign exchange reserves, which has had a prolonged negative impact on the shipping industry. Although we expect the PRC’s economy will have a soft landing, the difficult macroeconomic conditions in fiscal year 2016 will likely continue into fiscal year 2017. On the other hand, recent U.S. economic data paints a picture of an economy in strong recovery mode, and U.S. consumer spending is likely to receive a positive bounce from low energy prices. This economic outlook has led us to believe we must continue to diversify our service platform, reduce our dependency on businesses generated from our operations in the PRC, and promote U.S.-based complementary shipping logistics services to create a new driver to stimulate the development of our business. Furthermore, in the age of “Internet Plus”, we believe information and communication technologies can be adopted by traditional industries to meet contemporary supply and demand challenges. We will continue to foster strong relationships with our strategic partners and draw upon our technical abilities and in-depth industry knowledge to develop innovative value-added logistic solutions for our customers in the fiscal year of 2017.

In July 2016, the Company signed a Strategic Cooperation Agreement (the “Agreement”) with COSCO Logistics (Americas) Inc. (“COSCO Logistics”), which belongs to the PRC’s largest integrated shipping company, China COSCO Holdings Company Ltd. Pursuant to the Agreement, both parties will mutually provide logistics services between the PRC and the U.S. and develop shipping customers as an end-to-end global logistics service. The Company expects to work with COSCO Logistics to provide inland transportation services in the U.S. for shipments to and from the PRC. According to the Agreement, the two companies will also assess locations in the U.S. to potentially establish warehouse and/or distribution facilities in the coming months and share pricing information for short-haul trucking services across selected regions of the country.

In August 2016, the Company announced the development of an internet-based application that will provide a full-service logistics platform between the U.S. and the PRC to short-haul trucking companies in the U.S. The decision to develop such an application follows an extensive review by the Company’s management team and the Board to identify the Company’s key competitive advantages as an expert in global logistics between the U.S, and the PRC, and then leverage that experience to both address the needs of its customer base and to provide solutions to current issues affecting the logistics and supply chain. Our internet-based application was launched in December 2016, and the management team believes this will move the Company to a new stage.

Our U.S. based container trucking business model is an innovative profit model that the Company began to develop during the second half of calendar year 2016 in order to better serve container shipping needs between the U.S. and the PRC. This model is based on the Company’s expertise as a global shipping solution provider, its professional services in shipping industry and its more than 30 years of business operations in freight forwarding, and the Company considers the new model to be an upgrade to our existing freight forwarding business model. Recognizing that the short-haul trucking transportation supply in the U.S. can barely keep up with the huge demand for container shipment from the PRC to the U.S., our new business model is committed to balance demand and supply by providing a mobile platform as well as physical door to door transportation services, and we believe that we will generate profit in doing so.

As part of the testing stage of our full-service logistics service platform, the Company has already initiated container trucking services in Shanghai, China since the second quarter of fiscal year 2017. The Company has recorded 241 TEU container imports and 37 TEU container exports in Shanghai alone during second quarter of 2017. These container trucking services have generated $159,879 revenue and $65,918 gross profit, with a gross margin of about 40%. The Company expects to expand the container trucking service in the U.S. through the full-service logistic platform starting from the third quarter of fiscal year 2017.

In December 2016, the Company completed the development of our full-service logistics platform, and a website portal to seamlessly connect shipping customers with short-haul trucking transportation services throughout the U.S. is now accessible through the Company’s website. In connection with our new logistics platform, the Company has signed cooperative agreements with two major Chinese shipping companies-COSCO (including both COSCO Beijing and COSCO Qingdao) and Sinotrans Guangxi-in December 2016 and January 2017 (See Note 16 to the unaudited condensed consolidated financial statements). We believe that the Company’s cooperation with COSCO should increase our volumes of door-to-door short-haul trucking and inland transportation service in the U.S.

In the coming periods of fiscal year 2017, the Company will continue marketing itself to state-owned shipping companies in the PRC, promoting our inland transportation service in the U.S., and using containers for our bulk shipping projects. In the meantime, we will establish our services network in U.S. to increase our sales revenue and leverage our fundamentals using our new profit model.

Results of Operations

The Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenues. Total revenues increased by $531,597, or 33.3%, from $1,596,951 for the three months ended December 31, 2015, to $2,128,548 for the comparable period in 2016. The increase was mainly due to the increased revenues generated from our inland transportation management services. We have also expanded our business in our freight logistic services and disclosed it as a new segment since the first quarter of 2017. Additional revenue was provided by container trucking services in the second quarter of fiscal year 2017. As a result, total revenues increased for the three months ended December 31, 2016, in comparison to the same period in 2015, despite the temporary suspension of our shipping agency and ship management services and shipping and chartering services.

	For the three months Ended December 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$616,924	$-	$-	$616,924
- Third parties	$-	$-	$834,679	$517,066	$159,879	$1,511,624
Cost of revenues	$-	$-	$87,800	$167,035	$95,961	$350,796
Gross profit	$-	$-	$1,363,803	$350,031	$63,918	$1,777,752
GM%	-%	-%	93.95%	67.70%	39.98%	83.52%

	For the three months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$605,965	$-	$-	$605,965
- Third parties	$489,871	$16,000	$485,115	$-	$-	$990,986
Cost of revenues	$395,988	$8,000	$303,139	$-	$-	$707,127
Gross profit	$93,883	$8,000	$787,941	$-	$-	$889,824
GM%	19.16%	50.00%	72.22%	-%	-%	55.72%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

For the three months ended December 31, 2016 and 2015, our revenue generated from the shipping agency segment was nil and $489,871, respectively. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from eight ships for the three months ended December 31, 2015 to zero ship for the three months ended December 31, 2016. The decrease in the number of ships served for the three months ended December 31, 2016 was largely due to the general economic slow-down, the rising labor costs in the PRC and intense competition in the shipping industry, with established and new competitors offering rates that in many cases are lower than we can offer. Rising labor costs and increased overhead costs also reduced our profitability in this segment. However, we will resume providing shipping agency services once the shipping industry outlook turns positive.

	For the three months ended December 31,
	2016	2015	Change	%
Number of ships served
Loading/discharging	-	8	(8)	(100)

Total	-	8	(8)	(100)

•	Ship Management Services

We did not generate any revenue from the ship management service segment for the three months ended December 31, 2016 and 2015. In connection with our acquisition of Longhe Ship Management (Hong Kong) Co. Limited in 2014, we launched ship management services in 2014, but considering the market conditions, necessary risk control, the future development of our ship management services, and our costs and profitability of this business segment, management decided to temporarily suspend the ship management segment as of the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and temporarily suspended shipping and chartering services. As a result, we reported nil and $16,000 in revenue from this segment for the three months ended December 31, 2016 and 2015, respectively.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company is to provide certain solutions to help control potential commodities losses during the transportation process. The Company began to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”) following the quarter ended September 2014. As a result, for the three months ended December 31, 2016 and 2015, inland transportation management services generated related party revenue of $616,924 and $605,965, respectively, and related party gross profit of $579,610 and $437,607, respectively. For the three months ended December 31, 2016 and 2015, inland transportation management services generated revenue from third party of $834,679 and $485,115, respectively, and gross profit from third party of $784,193 and $350,334, respectively. The increase in revenue from this segment is due to the significant increase in commodities transported by Tengda Northwest during the three month ended December 31, 2016.

(4) Revenues from Freight Logistic Services

After the Company formed the new subsidiary company Sino-Global Shipping LA Inc. in January 2016, we began to provide freight logistic services, including cargo forwarding and truck transportation services. Since the first quarter of 2017, the portion of revenue generated by freight logistic service has increased significantly, so the Company now discloses related revenue as a separate business segment. The Company has signed agreements with LJC Trading New York Ltd., and Zhiyuan (Hongkong) Chromium Group Co., a non-related party to provide freight logistic services. For the three months ended December 31, 2016, revenue generated from freight logistic services was $517,066, and related gross profit was $350,031.

(5) Revenues from Container Trucking Services

In the second quarter of fiscal year 2017, the Company began to provide container trucking services in the PRC. This new business segment is based on a modified and improved version of our freight logistic services business model. For the three months ended December 31, 2016, revenue generated from container trucking services was $159,879, derived from transporting 241 TEU import containers and 37 TEU export containers in Shanghai, and the related gross profit was $63,918.

Operating Costs and Expenses

Total Operating Costs and Expenses. Total operating costs and expenses decreased by $1,526,076, or 56.5%, from $2,700,031 for the three months ended December 31, 2015, to $1,173,955 for the three months ended December 31, 2016. This decrease was primarily due to the decrease in costs of revenue and general and administrative expenses, and partially offset by the increase in selling expenses, as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the three months ended December 31,
	2016		2015		Change
	US$	%	US$	%	US$	%

Revenues	2,128,548	100.0%	1,596,951	100.0%	531,597	33.3%
Cost of revenues	350,796	16.5%	707,127	44.3%	(356,331)	(50.4)%
Gross margin	83.5%		55.7%		167.0%

General and administrative expenses	776,284	36.5%	1,963,402	122.9%	(1,187,118)	(60.5)%
Selling expenses	46,875	2.2%	29,502	1.8%	17,373	58.9%
Total Costs and Expenses	1,173,955	55.2%	2,700,031	169.0%	(1,526,076)	(56.5)%

Costs of Revenues

The Company’s costs of revenue were $350,796 for the three months ended December 31, 2016, a decrease of $356,331, or 50.4%, as compared to $707,127 for the three months ended December 31, 2015. The overall costs of revenues as a percentage of our revenues decreased from 44.3% for the three months ended December 31, 2015 to 16.5% for the three months ended December 31, 2016. The decrease in the overall costs of revenue in percentage terms for the three months ended December 31, 2016 was mainly because the majority of our revenue during the three months ended December 31, 2016 came from our more profitable inland transportation business lines and freight logistic services rather than from our less profitable shipping agency service segment. As our revenue from shipping agency services has decreased to nil, our inland transportation management service and freight logistic services are now considered as our essential revenue sources.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the three months ended December 31, 2016, we had $776,284 of general and administrative expenses as compared to $1,963,402 for the three months ended December 31, 2015, a decrease of $1,187,118 or 60.5%. The decline was mainly due to more effective cost control procedures for labor expenses, a recovery of allowance for doubtful accounts, less stock-based compensation recorded, and fewer legal fees incurred during the three months ended December 31, 2016 compared to the corresponding period in 2015. As a percentage of revenue, our general and administrative expenses decreased from 122.9% to 36.5% of revenue for the three months ended December 31, 2015 and 2016, respectively. This decrease was largely due to increased revenue and substantially decreased general and administrative expenses in the three months ended December 31, 2016, as compared to the same period of 2015.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and commissions for our operating staff at the ports at which we provide services. For the three months ended December 31, 2016, we had $46,875 of selling expenses as compared to $29,502 for the three months ended December 31, 2015, an increase of $17,373 or 58.9%. As a percentage of revenue, our selling expenses increased from 1.8% for the three months ended December 31, 2015, to 2.2% for the corresponding quarter in 2016. During the three months ended December 31, 2016, we increased our business development efforts to explore new business opportunities, while maintaining our current customer relationships. As mentioned above, the Company formed a new subsidiary, Sino-Global Shipping LA Inc., in January 2016, and started to provide freight logistic services, which led to increase selling expenses in the three months ended December 31, 2016. Rising labor costs also increased our overall selling expense as compared to the same period of 2015.

Operating Income

The Company’s operating income was $954,593 for the three months ended December 31, 2016, compared to the operating loss of $1,103,080 for the comparable period ended December 31, 2015. The increase was mainly due to increased revenue generated from inland transportation management services and freight logistic services with strong margin contributions, and the decline in general and administrative expenses as discussed above.

Financial Expense, Net

The Company’s net financial expense was $88,470 for the three months ended December 31, 2016, compared to a net financial expense of $195,776 for the same period of 2015. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial expense for this reporting period mainly reflects the unrecognized foreign currency transaction loss in terms of USD.

Taxation

The Company’s income tax expense was $73,391 for the three months ended December 31, 2016, compared to an income tax expense of $332,533 for the three months ended December 31, 2015. The decrease in income tax expense was about 78%. During the three months ended December 31, 2016, the amount of utilization of Federal Net Operating Losses (“NOL”) was $528,183, and the tax benefit derived from such NOL was $180,000; in the corresponding period for the three months ended December 31, 2015 the utilization of NOL was nil and no tax benefit was derived from NOL. During the three months ended December 31, 2015, the Company recorded additional allowance for deferred tax assets and resulted in an increase in deferred tax expense of $299,600. The decrease in income tax expense was slightly offset by the increased taxable income of Hong Kong and Trans Pacific during six months ended December 31, 2016 in comparison to the same period in 2015.

Net Income (Loss)

As a result of the foregoing, the Company had net income of $792,732 for the three months ended December 31, 2016, compared to net loss of $1,636,010 for the three months ended December 31, 2015. After deduction of non-controlling interest, net income attributable to Sino-Global was $892,901 for the three months ended December 31, 2016, compared to net loss attributable to Sino-Global of $1,499,099 for the three months ended December 31, 2015. Including comprehensive income from foreign currency translation, comprehensive income attributable to the Company was $666,908 for the three months ended December 31, 2016, compared to a comprehensive loss of $1,611,355 for the three months ended December 31, 2015.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Revenues

Total revenues decreased by $223,219 or 5.2%, from $4,296,169 for the six months ended December 31, 2015 to $4,072,950 for the comparable period in 2016. The decrease was mainly due to the decline in revenues generated from our shipping agency services segment due to the decreased number of ships served. In addition, as a result of the termination of a planned vessel acquisition, revenue from our shipping and chartering services segment has decreased to nil. The decrease was offset by the increased revenues generated from our inland transportation management services, our new freight logistic services segment since the first quarter of 2017, and container trucking services in the second quarter of fiscal year 2017.

The following tables present summary information by segment for the six months ended December 31, 2016 and 2015:

	For the six months Ended December 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$1,466,403	$-	$-	$1,466,403
- Third parties	$-	$-	$1,470,935	$975,733	$159,879	$2,606,547
Cost of revenues	$-	$-	$191,801	$369,373	$95,961	$657,135
Gross profit	$-	$-	$2,745,537	$606,360	$63,918	$3,415,815
GM%	-%	-%	93.47%	62.14%	39.98%	83.87%

	For the six months Ended December 31, 2015
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$1,359,562	$-	$-	$1,359,562
- Third parties	$1,549,256	$462,218	$925,133	$-	$-	$2,936,607
Cost of revenues	$1,243,601	$212,510	$491,692	$-	$-	$1,947,803
Gross profit	$305,655	$249,708	$1,793,003	$-	$-	$2,348,366
GM %	19.73%	54.02%	78.48%	-%	-%	54.66%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

•	Shipping Agency Services

For the six months ended December 31, 2016 and 2015, our revenue generated from the shipping agency segment was nil and $1,549,256, respectively. As the Company has noted on its annual report for the fiscal year ended June 30, 2016, management team decided to temporarily suspend the shipping agency services because the shipping industry is during experiencing a downturn. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from eighteen ships for the six months ended December 31, 2015 to zero ship for the six months ended December 31, 2016. The decrease in the number of ships served for the six months ended December 31, 2016, was largely due to the general economic slow-down, the rising labor costs in the PRC and intense competition in the shipping industry, with established and new competitors offering rates that in many cases are lower than we can offer. Rising labor costs and increased overhead costs also reduced our profitability in this segment. However, we will resume providing shipping agency services once the shipping industry outlook turns positive.

	For the six months ended December 31,
	2016	2015	Change	%
Number of ships served
Loading/discharging	-	18	(18)	(100)

Total	-	18	(18)	(100)

•	Ship Management Services

We did not generate any revenue from the ship management services segment for the six months ended December 31, 2016 and 2015. In connection with our acquisition of Longhe Ship Management (Hong Kong) Co. Limited in 2014, we launched ship management services in 2014, but considering the market conditions, necessary risk control, the future development of ship management services, and the costs and profitability of this business segment, management decided to temporarily suspend the ship management business segment as of the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and temporarily suspended its shipping and chartering services. As a result, we reported nil and $462,218 in revenue from this segment for the six months ended December 31, 2016 and 2015, respectively.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control potential commodities losses during the transportation process. The Company began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. As a result, for the six months ended December 31, 2016 and 2015, inland transportation management services generated related party revenue of $1,466,403 and $1,359,562, respectively, and related party gross profit of $1,370,651 and $1,066,969, respectively. For the six months ended December 31, 2016 and 2015, inland transportation management services generated revenue from third party of $1,470,935 and $925,133, respectively, and gross profit from third party of $1,374,886 and $726,034, respectively. The increase in total revenue from this segment is due to the increase in the amount of commodities transported by both Zhiyuan Investment Group and Tengda Northwest.

(4) Revenues from Freight Logistic Services

Since the Company formed our new subsidiary, Sino-Global Shipping LA Inc., in January 2016, we began providing freight logistic services, including cargo forwarding and truck transportation services. During the six month period ended December 31, 2016, the portion of revenue generated by freight logistic service has increased significantly, and the Company now discloses related revenue as a separate business segment. The Company has signed agreements with LJC Trading New York Ltd. and Zhiyuan (Hongkong) Chromium Group Co., a non-related party to provide freight logistic services. For the six months ended December 31, 2016, revenue generated from freight logistic services was $975,733, and related gross profit was $606,360.

(5) Revenues from Container Trucking Services

In the second quarter of fiscal year 2017, the Company began providing container trucking services in the PRC. This new business segment is based on a modified and improved version of our freight logistic services business segment. For the six months ended December 31, 2016, revenue generated from container trucking services was $159,879, derived from our transporting 241 TEU import containers and 37 TEU export containers in Shanghai, and related gross profit was $63,918.

Operating Costs and Expenses

Total operating costs and expenses decreased by $2,480,655, or 50.8%, from $4,886,172 for the six months ended December 31, 2015 to $2,405,517 for the six months ended December 31, 2016. This decrease was primarily due to the decrease in cost of revenues and general and administrative expenses partially offset by the increase in selling expenses, as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:.

	For the six months ended December 31,
	2016		2015		Change
	US$	%	US$	%	US$	%

Revenues	4,072,950	100.0%	4,296,169	100.0%	(223,219)	(5.2)%
Cost of revenues	657,135	16.1%	1,947,803	45.3%	(1,290,668)	(66.3)%
Gross margin	83.9%		54.7%		29.2%

General and administrative expenses	1,636,198	40.2%	2,894,244	67.4%	(1,258,046)	(43.5)%
Selling expenses	112,184	2.8%	44,125	1.0%	68,059	154.2%
Total Costs and Expenses	2,405,517	59.1%	4,886,172	113.7%	(2,480,655)	(50.8)%

Costs of Revenues

The costs of revenues was $657,135 for the six months ended December 31, 2016, a decrease of $1,290,668, or 66.3%, as compared to $1,947,803 for the six months ended December 31, 2015. The overall costs of revenues as a percentage of our revenues decreased from 45.3% for the six months ended December 31, 2015, to 16.1% for the six months ended December 31, 2016. The decrease in the overall costs of revenues in percentage terms for the six months ended December 31, 2016, was mainly because the majority of our revenue during the six months ended December 31, 2016, came from the more profitable inland transportation business lines and freight logistic services rather than the less profitable shipping agency service segment. Because revenue from shipping agency services has been decreased to nil, inland transportation management services and freight logistic services are now considered to be our essential revenue sources.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the six months ended December 31, 2016, we had $1,636,198 of general and administrative expenses, as compared to $2,894,244 for the six months ended December 31, 2015, a decrease of $1,258,046, or 43.5%. The decline was mainly due to more effective cost control procedures for labor expenses, the recovery of allowances for doubtful accounts, and fewer legal fees incurred during the six months ended December 31, 2016, as compared to the corresponding period in 2015. As a result of the substantial reduction in general and administrative expenses and the slight decline in revenues, our general and administrative expenses, as a percentage of revenue, decreased from 67.4% for the six months ended December 31, 2015 to 40.2% for the corresponding period in 2016.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and commissions for our operating staff at the ports at which we provide services. For the six months ended December 31, 2016, we had $112,184 of selling expenses as compared to $44,125 for the six months ended December 31, 2015, an increase of $68,059, or 154.2%. As a percentage of revenue, our selling expenses increased from 1.0% for the six months ended December 31, 2015, to 2.8% for the corresponding period in 2016. During the six months ended December 31, 2016, we increased our business development efforts to explore new business opportunities while maintaining our current customer relationships. As mentioned above, the Company formed a new subsidiary, Sino-Global Shipping LA Inc., in January 2016, and started to provide freight logistic services, which led to increase selling expenses in the six months ended December 31, 2016. Rising labor costs also increased our overall selling expense as compared to the same period of 2015.

Operating Income

The Company had an operating income of $1,667,433 for the six months ended December 31, 2016, compared to an operating loss of $590,003 for the comparable period ended December 31, 2015. The increase was mainly due to increased revenue generated from inland transportation management services and freight logistic services with strong margin contributions, and the decline in general and administrative expenses discussed above.

Financial Expense, Net

The Company’s net financial expense was $91,904 for the six months ended December 31, 2016, compared to net financial expense of $312,983 for the same period of 2015. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial expense for this reporting period mainly reflects the unrecognized foreign currency transaction loss in terms of USD.

Taxation

The Company’s income tax expense was $145,012 for the six months ended December 31, 2016, compared to income tax expense of $573,355 for the six months ended December 31, 2015. The decrease in income tax expense was about 75%. During the six months ended December 31, 2016, the amount of utilization of NOL was $928,327 and the tax benefit derived from such NOL was $316,000, in the corresponding period for the six months ended December 31, 2015 the utilization of NOL was nil and no tax benefit was derived from NOL. During the six months ended December 31, 2015, the Company recorded additional allowance for deferred tax assets which resulted in an increase in deferred tax expense of $280,600. Decreased taxable income of the Company’s PRC entity Trans Pacific also led to less income tax expense during six months ended December 31, 2016 in comparison to the same period in 2015.

Net Income

As a result of the foregoing, the Company had net income of $1,430,517 for the six months ended December 31, 2016, compared to a net loss of $1,480,962 for the six months ended December 31, 2015. After the deduction of non-controlling interest, net income attributable to Sino-Global was $1,538,621 for the six months ended December 31, 2016, compared to a net loss of $1,314,941 for the six months ended December 31, 2015. Including comprehensive loss from foreign currency translation, comprehensive income attributable to the Company was $1,287,514 for the six months ended December 31, 2016, compared to a comprehensive loss of $1,518,411 for the six months ended December 31, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2016, we had $3,293,453 in cash and cash equivalents. We had approximately 0.8% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and had approximately 99.2% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$1,922,458	$(691,776)
Net cash provided by investing activities	$-	$329,111
Net cash provided by financing activities	$-	$650,330
Net increase in cash and cash equivalents	$1,907,459	$364,254
Cash and cash equivalents at the beginning of period	$1,385,994	$730,322
Cash and cash equivalents at the end of period	$3,293,453	$1,094,576

The following table sets forth a summary of our working capital:

	December 31, 2016	June 30, 2016	Diff.	%

Total Current Assets	$10,702,884	$8,651,985	$2,050,899	23.7%
Total Current Liabilities	$2,961,275	$2,437,382	$523,893	21.5%
Working Capital	$7,741,609	$6,214,603	$1,527,006	24.6%
Current Ratio	3.61	3.55	0.06	1.7%

We finance our ongoing operating activities primarily by using funds from our operations. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and the Company’s operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and our ability to access other funding sources, management believes that the foregoing measures will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Our net cash derived from operating activities was $1,922,458 for the six months ended December 31, 2016, including net income of $1.43 million from increased revenue generated from inland transportation management services and freight logistic services with strong margin contributions and decreased general and administrative expenses. In addition, a significant decrease in provisions for doubtful accounts during the current period and accounts receivable decreased by $0.62 million, as a result of our strengthened cash collection efforts and payments received from Tengda Northwest, our major third-party customer for inland transportation management services, as well as other customers. However, advances to suppliers increased by $1.42 million because we prepaid certain freight fees pursuant to our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD. Cash inflows from operating activities for the six months ended December 31, 2016 reflect the above mentioned factors.

Our net cash used in operating activities was $691,776 for the six months ended December 31, 2015, which included our operating loss of $1.48 million due to our decreased revenue and increased bad debt reserve on past due accounts receivable and related party receivables. In addition, our accounts receivable increased by $0.27 million because we continued to provide inland transportation services to Tengda Northwest. Other receivables increased by $0.65 million because we prepaid employee insurance and welfare benefits and increased the guarantee deposits on behalf of ship owners and increased office lease deposits. Taxes payable increased by $413,510 due to increased taxable income from our inland transportation management services provided to both our related party customer Zhiyuan and our third-party customer Tengda Northwest; however the increase in tax payable was partially offset by a decrease in accounts payable of $396,698 because we made certain payments to settle outstanding port charges. Our cash outflows from operating activities for the six months ended December 31, 2015 reflect the above mentioned factors.

Investing Activities

The Company’s net cash provided by investing activities was nil for the six months ended December 31, 2016 compared to net cash provided by investing activities of $329,111 for the same period of 2015. The amount was mainly generated by cash collection from the termination of our $332,413 vessel acquisition during the six months ended December 31, 2015, while there were no investing activities during the same period in 2016.

Financing Activities

The Company’s net cash derived from financing activities was nil for the six months ended December 31, 2016, while it was $650,330 for the six months ended December 31, 2015 (of which $691,600 were proceeds from the issuance of common stock to Mr. Weixiong Yang in a private sale transaction on July 10, 2015, and the Company’s repurchase of 44,706 shares of Common Stock recorded as treasury stock which were cancelled subsequently, for a purchase price of $41,270).

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in accordance with US GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no other material changes during the six months ended December 31, 2016 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2016.

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

Revenue Recognition

•	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

•	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contract.

•	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

•	Revenues from ship management services are recognized when the related contractual services are rendered.

•	Revenues from freight logistic services are recognized when the related contractual services are rendered.

•	Revenues from container trucking services are recognized when the related contractual services are rendered.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the parent, its subsidiaries and its affiliates. All inter-company transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd. (“Sino-China”) is considered to be a Variable Interest Entity (VIE) and the Company is the primary beneficiary. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements. The accounts of Sino-China are consolidated in the accompanying unaudited condensed consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our net income (loss) before non-controlling interest. Our non-controlling interest in its net loss is then subtracted in calculating the net income attributable to the Company. The Company temporarily suspended its business with Sino-China in June 2014, therefore, there is no net income generated by Sino-China in the present.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2016, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 13, 2017	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

February 13, 2017	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

