Form 10-Q
period 2017-03-31
Sino-Global Shipping America, Ltd.
filed 2017-05-15
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2017, the Company had 10,105,535 issued and outstanding shares of common stock.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$8,840,189	$1,385,994
Accounts receivable, less allowance for doubtful accounts of $97,111 and $207,028 as of March 31, 2017 and June 30, 2016, respectively	1,883,119	2,333,024
Other receivables, less allowance for doubtful accounts of $145,235 and $145,186 as of March 31, 2017 and June 30, 2016, respectively	103,325	290,907
Advances to suppliers	1,325,272	2,192,910
Prepaid expenses and other current assets	355,442	826,631
Due from related parties	4,406,186	1,622,519

Total Current Assets	16,913,533	8,651,985

Property and equipment, net	196,845	176,367
Prepaid expenses	49,699	178,982
Other long-term assets	60,481	46,810
Deferred tax assets	387,900	-

Total Assets	$17,608,458	$9,054,144

Liabilities and Equity

Current Liabilities
Advances from customers	$344,470	$24,373
Accounts payable	784,411	489,490
Taxes payable	1,792,099	1,637,197
Due to related parties	156,841	-
Accrued expenses and other current liabilities	800,916	286,322

Total Current Liabilities	3,878,737	2,437,382

Total Liabilities	3,878,737	2,437,382

Commitments and Contingencies	-	-

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 10,105,535 and 8,456,032 shares issued as of March 31, 2017 and June 30, 2016; 9,930,038 and 8,280,535 outstanding as of March 31, 2017 and June 30, 2016, respectively	20,535,379	15,500,391
Additional paid-in capital	603,352	1,140,962
Treasury stock, at cost, 175,497 shares as of March 31, 2017 and June 30, 2016	(417,538)	(417,538)
Accumulated deficit	(1,685,124)	(4,518,799)
Accumulated other comprehensive loss	(503,703)	(280,907)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	18,532,366	11,424,109

Non-controlling Interest	(4,802,645)	(4,807,347)

Total Equity	13,729,721	6,616,762

Total Liabilities and Equity	$17,608,458	$9,054,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016

Net revenues - third parties	$1,984,834	$616,821	$4,591,381	$3,553,428
Net revenues - related party	762,777	556,948	2,229,180	1,916,510
Total revenues	2,747,611	1,173,769	6,820,561	5,469,938
Cost of revenues	(1,132,213)	(620,542)	(1,789,348)	(2,568,345)
Gross profit	1,615,398	553,227	5,031,213	2,901,593

General and administrative expenses	(612,441)	(1,190,614)	(2,248,639)	(4,084,858)
Selling expenses	(41,245)	(23,353)	(153,429)	(67,478)
Total operating expenses	(653,686)	(1,213,967)	(2,402,068)	(4,152,336)

Operating income (loss)	961,712	(660,740)	2,629,145	(1,250,743)

Financial income (expense), net	34,167	61,183	(57,737)	(251,800)
Other income, net	-	10,402	-	5,781
Total other income (expense)	34,167	71,585	(57,737)	(246,019)

Net income (loss) before provision for income taxes	995,879	(589,155)	2,571,408	(1,496,762)

Income tax benefit (expense)	303,196	(265,721)	158,184	(839,076)

Net income (loss)	1,299,075	(854,876)	2,729,592	(2,335,838)

Net income (loss) attributable to non-controlling interest	4,021	(116,667)	(104,083)	(282,688)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$1,295,054	$(738,209)	$2,833,675	$(2,053,150)

Comprehensive income (loss)
Net income (loss)	$1,299,075	$(854,876)	$2,729,592	$(2,335,838)
Other comprehensive income (loss) - foreign currency translation gain (loss)	4,871	(7,740)	(114,011)	(46,058)
Comprehensive income (loss)	1,303,946	(862,616)	2,615,581	(2,381,896)
Less: Comprehensive income (loss) attributable to non-controlling interest	(19,419)	(141,532)	4,702	(142,401)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$1,323,365	$(721,084)	$2,610,879	$(2,239,495)

Earnings (loss) per share
-Basic	$0.14	$(0.09)	$0.33	$(0.25)
-Diluted	$0.14	$(0.09)	$0.33	$(0.25)

Weighted average number of common shares used in computation
-Basic	8,994,146	8,337,325	8,514,080	8,364,296
-Diluted	9,028,928	8,337,325	8,534,701	8,364,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2017	2016

Operating Activities

Net income (loss)	$2,729,592	$(2,335,838)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Amortization of stock-based compensation to consultants	547,138	922,542
Amortization of stock option expense	77,320	-
Depreciation and amortization	36,432	44,017
Provision for (recovery of) doubtful accounts	(107,608)	73,746
Provision for doubtful accounts on related party receivable		174,604
Deferred tax provision (benefit)	(387,900)	280,600
Changes in assets and liabilities
Decrease in accounts receivable	517,463	1,145,529
Decrease (increase) in other receivables	184,753	(124,631)
Decrease in advances to suppliers	816,715	44,768
Decrease in prepaid expenses	82,210	310,824
Increase in other current assets	(16,931)	(32,453)
Increase in other long-term assets	(14,185)	(644)
(Increase) decrease in due from related parties	(2,843,131)	1,721,904
Increase (decrease) in advances from customers	324,476	(101,825)
Increase (decrease) in accounts payable	312,883	(379,579)
Increase in taxes payable	201,259	743,580
Increase in due to related parties	156,841	-
Increase (decrease) in accrued expenses and other current liabilities	514,445	(16,144)

Net cash provided by operating activities	3,131,772	2,471,000

Investing Activities
Acquisition of property and equipment	(55,474)	(18,662)
Cash collected from the termination of vessel acquisition	-	327,570

Net cash provided by (used in) investing activities	(55,474)	308,908

Financing Activities
Proceeds from issuance of common stock, net	4,319,988	691,600
Proceeds from exercise of stock options	82,500	-
Repurchase of common stock	-	(43,451)

Net cash provided by financing activities	4,402,488	648,149

Effect of exchange rate fluctuations on cash and cash equivalents	(24,591)	(82,272)

Net increase in cash and cash equivalents	7,454,195	3,345,785

Cash and cash equivalents at beginning of period	1,385,994	730,322

Cash and cash equivalents at end of period	$8,840,189	$4,076,107

Supplemental information
Income taxes paid	$89,324	$-
Non-cash investing and financing activities:
Common stock issued for vessel acquisition	$-	$2,220,000
Return of common stock issued for vessel acquisition	$-	$(2,220,000)
Issuance of common stock to pay for professional services	$632,500	$255,000

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

In fiscal year 2016, affected by worsening market conditions in the shipping industry, the Company’s shipping agency business segment suffered a significant decrease in revenue due to a reduced number of ships served. As a result, the Company has temporarily suspended its shipping agency services business. Also, as a result of these market condition changes, the Company has temporarily suspended its ship management services business. In addition, in December 2015, the Company temporarily suspended its shipping and chartering services business, primarily as a result of the termination of its previously contemplated vessel acquisition. As of March 31, 2016, the Company’s current service offerings consist of inland transportation management service, freight logistic services and container trucking services.

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

Sino-Global completed development of a full-service logistics platform as of December 2016. Upon the completion of the platform, the Company signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sinotrans Guangxi in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company will receive a percentage of the total amount of each transportation fee for the arrangement of inland transportation services for COSFRE Beijing’s container shipments into U.S. ports. For the strategic cooperation framework agreement with Sinotrans Guangxi, which is a subsidiary of Sinotrans Limited, the Company expects to utilize both parties’ existing resources and establish an integrated logistics plan to provide an end-to-end supply chain solution for customers shipping soybeans and sulfur products from the U.S. to the southern PRC via container.

On January 5, 2017, the Company entered into a joint venture agreement and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Trucking Center”) with Jetta Global Logistics Inc. (“Jetta Global”). Along with the establishment of ACH Trucking Center, the Company began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. The Company holds a 51% ownership stake in ACH Trucking Center.  The  financial statements of ACH Trucking Center has been included in the consolidated financial statements of the Company.

On January 9, 2017, the Company entered into a strategic cooperation agreement with China Ocean Shipping Agency Qingdao Co. Ltd. (“COSCO Qingdao”). COSCO Qingdao will utilize the Company’s full-service logistics platform to arrange the transport of its container shipments into U.S. ports. Sino-Global will receive a percentage of the total amount of each transportation fee in exchange for the arrangement of inland transportation services for COSCO Qingdao’s container shipments into U.S. ports.

On February 18, 2017, the Company entered into a cooperative transportation agreement with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong in joint entity with China Minmetals Corporation and China Metallurgical Group Corporation acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel Indonesia which is located in Malaysia (the “Project”). The Company is contracted to provide high-quality services including detailed transportation plan design, plan execution and necessary supervision of the execution at Zhiyuan Hong Kong’s demand, and the Company will receive from the Buyer 1% - 1.25% of the total transportation expense incurred in the Project as commission for its professional design and execution of transportation plan as a general agent (see Note 16).

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	March 31,	June 30,
	2017	2016

Total current assets	$7,683,369	$31,128
Total assets	7,822,687	129,463
Total current liabilities	3,256	7,222
Total liabilities	3,256	7,222

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

(d) Revenue Recognition Policy

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contracts.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

●	Revenues from ship management services are recognized when the related contractual services are rendered.

●	Revenues from freight logistic services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

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

The exchange rates as of March 31, 2017 and June 30, 2016 and for the three and nine months ended March 31, 2017 and 2016 are as follows:

	March 31,	June 30,	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016	2017	2016
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.8887	6.6487	6.8885	6.5404	6.7960	6.4114
AUD:1USD	1.3093	1.3433	1.3196	1.3861	1.3249	1.3848
HKD:1USD	7.7713	7.7595	7.7604	7.7744	7.7582	7.7589
CAD:1USD	1.3320	1.2992	1.3233	1.3730	1.3210	1.3391

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of March 31, 2017 and June 30, 2016, cash balances of $4,976,980 and $1,333,713, respectively, were maintained at financial institutions in the PRC, and are not insured by the Federal Deposit Insurance Corporation or other programs.

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

For the three and nine months ended March 31, 2017, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. As a result, for the three and nine months ended March 31, 2017, a total of 34,782 and 20,621 unexercised options were dilutive, respectively, and were included in the computation of diluted EPS. For the three and nine months ended March 31, 2016, no unexercised warrants and options were dilutive.

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

(l) Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (FASB)   issued Accounting Standard Update (ASU)   No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the adoption of this update will have on its unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and second, they require removal of the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements

Note 3. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers are as follows:

	March 31,	June 30,
	2017	2016

Freight fees	$1,316,562	$2,192,910
Others	8,710	-
Total	$1,325,272	$2,192,910

On June 10, 2016, the Company entered into a Memorandum of Understanding (the “MOU”) with Singapore Metals & Minerals Pte Ltd. (the “Buyer”) and Galasi Jernsih Sdn BHD (the “Seller”), whereby the Buyer will purchase 3,000,000 metric tons of bauxite per year from Seller, subject to the results of certain tests in order to satisfy the Buyer’s requirements. Both the Buyer and the Seller agree that the Company shall be appointed as general agent to handle logistics and transportation including ocean shipping and inland transportation for both sides, and all door-to-door transportation services for the shipping of the bauxite to be sold by the Seller and to be purchased by the Buyer as referenced in the MOU. On the same day, the Company signed a supplementary agreement with the Buyer, stating that the Company shall assist the Buyer in handling transportation services from the source mine to dock to help the Buyer to fulfill the delivery favorably and close the deal smoothly; in connection with this supplementary agreement, the Company agreed to make advance payments for freight charges on behalf of the Buyer, while the Buyer agrees to repay the advances to the Company according to the progress of the cooperation. On April 15, 2017, the Company signed a Supplemental Receipt Agreement with Singapore Metals & Minerals Pte Ltd. Pursuant to the agreement, both parties agreed to terminate the MOU, and Singapore Metals & Minerals Pte Ltd will return approximately $3.77 million (RMB 26 million) to the Company. This includes approximately $3.49 million (RMB 24.09 million) advanced freight expenses paid by the Company, and the remaining $0.28 million (RMB 1.91 million) will be recognized as net service revenue for the Company in the fourth quarter of 2017.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2017	2016

Trade accounts receivable	$1,980,230	$2,540,052
Less: allowances for doubtful accounts	(97,111)	(207,028)
Accounts receivables, net	$1,883,119	$2,333,024

For the three months ended March 31, 2017, the Company provided provisions for doubtful accounts receivable of $736. For the three months ended March 31, 2016, recovery of doubtful accounts receivable was $548,965.

For the nine months ended March 31, 2017, recovery of doubtful accounts receivable was $107,608. For the nine months ended March 31, 2016, the Company provided provisions for doubtful accounts receivable of $248,350, which amount was included in general and administrative expenses.

Note 5. OTHER RECEIVABLES

The Company’s other receivables represent mainly prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	March 31,	June 30,
	2017	2016

Consultant fees (1)	$247,687	$845,420
Advance to employees	74,731	105,137
Other	82,723	55,056
Total	405,141	1,005,613
Less current portion	355,442	826,631
Total noncurrent portion	$49,699	$178,982

(1) The Company entered into a management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company shall assist the Company with its regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for its services, as approved by the Board, a total of RMB 2,100,000 ($316,298) was paid to the consulting company.

The above-mentioned consulting fees have been and will be ratably charged to expense over the terms of the above-mentioned agreements.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	March 31,	June 30,
	2017	2016

Land and buildings	$195,397	$202,450
Motor vehicles	533,579	497,006
Computer equipment	153,734	156,890
Office equipment	64,234	59,899
Furniture and fixtures	162,047	164,701
System software	115,969	119,964
Leasehold improvements	61,871	64,105

Total	1,286,831	1,265,015

Less: Accumulated depreciation and amortization	1,089,986	1,088,648

Property and equipment, net	$196,845	$176,367

Depreciation and amortization expenses for the three months ended March 31, 2017 and 2016 were $11,025 and $14,941, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2017 and 2016 were $36,432 and $44,017, respectively.

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

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted 150,000 options to purchase an aggregate of 150,000 shares of Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half will vest on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value of the 150,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $28,995 and $77,320 were recorded as general and administrative expenses related to these options for the three months and nine months ended March 31, 2017, respectively. In February 2017, 75,000 of these options were exercised by the two employees of the Company.

Pursuant to the Company’s 2014 Stock Incentive Plan, the Company granted 800,000 options on December 14, 2016, to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. The grant date fair value of such options was $2.24 per option. The fair value of the 800,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 112.70%, risk free interest rate of 2.02%, and expected life of 5 years. The total fair value of the options was $1,788,985. With the seven employees’ consent, the Company cancelled the 800,000 options, effective February 16, 2017 and $nil was recorded as part of general and administrative expenses related to these options for the three months and nine months ended March 31, 2017.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2016	66,000	$6.88
Granted	950,000	2.78
Exercised	(75,000)	1.1
Cancelled, forfeited or expired	(800,000)	3.1

Options outstanding, as of March 31, 2017	141,000	$3.81

Options exercisable, as of March 31, 2017	64,000	$7.03

The following is a summary of the status of options outstanding and exercisable at March 31, 2017:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	1.13 years	$7.75	56,000	1.13 years
$2.01	10,000	5.84 years	$2.01	8,000	5.84 years
$1.10	75,000	4.32 years	$-	-	-
	141,000			64,000

The following is a summary of the status of warrants outstanding and exercisable at March 31, 2017:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	1.13 years

Note 10. EQUITY TRANSACTIONS

On June 6, 2014, the Company entered into management consulting and advisory services agreements with two consultants, pursuant to which the consultants should assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. Their service agreements are for the period July 1, 2014 to December 31, 2016. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on September 30, 2014 at $1.68 per share, and the service terms are from September 2014 to November 2016. The related consulting fees have been ratably charged to expense over the term of the agreements.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants should assist the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address any technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants at $1.50 per share. Their service agreements are for a period of 18 months, effective May 2015. The related consulting fees have been ratably charged to expense over the term of the agreements.

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant should assist the Company for corporate restructuring, business evaluation and capitalization during the period from May 2016 to November 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant at $0.72 per share on May 23, 2016.

In March 2017, the Company entered into a consulting and advisory services agreement with Jianwei Li, who will provide management consulting services that include: marketing program designing and implementation; and cooperative partner select and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration of the service, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.

$17,569 and $373,625 were charged to expenses during the three months ended March 31, 2017 and 2016. $547,138 and $922,542 were charge to expenses during the nine months ended March 31, 2017 and 2016.

On February 21, 2017, the Company completed a sale of 1.5 million registered shares of its common stock, no par value, at a purchase price of $3.18 per share, to three institutional investors, for aggregate gross proceeds to the Company of $4.77 million. The Company’s net proceeds from the offering, after deducting estimated offering expenses and placement agent fees in the amount of $0.45 million, were approximately $4.32 million. Sino-Global will use the net proceeds of the offering for working capital and general corporate purposes.

Note 11. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2017	2016

Sino-China
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	266,805	157,019
Accumulated deficit	(5,483,672)	(5,349,210)
	(4,859,423)	(4,834,747)
Trans Pacific Logistics Shanghai Ltd.	29,744	27,400
ACH Trucking Center Corp.	27,034	-
Total	$(4,802,645)	$(4,807,347)

Note 12. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with terms through April 16, 2020. Future minimum lease payments under the operating lease agreements are as follows:

Amount

Twelve months ending March 31,

2018	$163,041
2019	110,348
2020	72,849
2021	3,819
$350,057

Rent expense for the three months ended March 31, 2017 and 2016 was $66,642 and $62,699, respectively. Rent expense for the nine months ended March 31, 2017 and 2016 was $194,532 and $170,890, respectively.

Legal Proceedings

During the quarter ended December 31, 2015, a former vice president of the Company (the “Former Officer”) filed a complaint with the U.S. Department of Labor-Occupational Safety and Health Administration (“OSHA”) against the Company and three current or former executives. The Former Officer sought $350,000 in damages plus attorney’s fees for alleged retaliation and a purported breach of his employment agreement. The Company responded to the complaint filed with OSHA and provided arguments and information supporting the Company’s position that no violation of law in connection with the Former Officer’s employment occurred. The complaint was settled on January 24, 2017, and the Company is required to pay a total of $185,000, of which $60,000 was paid on February 6, 2017 to the Former Officer. The settlement payment of $185,000 included the Former Officer’s salary, unemployment compensation and legal expenses incurred in connection with the complaint, which has been fully recorded and included in general and administrative expenses. The balance of $125,000 was paid to the Former Officer on April 26, 2017.

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2017 and June 30, 2016, the Company has estimated its severance payments of approximately $51,900 and $62,500, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Note 13. INCOME TAXES

The Company’s income tax benefit (expense) for the three months and nine months ended March 31, 2017 and 2016 are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016

Current
Hong Kong	(36,966)	-	(71,067)	-
PRC	(47,738)	(265,721)	(158,649)	(558,476)
	(84,704)	(265,721)	(229,716)	(558,476)
Deferred
U.S.	387,900	-	387,900	(280,600)
	387,900	-	387,900	(280,600)
Total income tax benefit (expense)	$303,196	$(265,721)	$158,184	$(839,076)

The Company’s deferred tax assets are comprised of the following:

	March 31,	June 30,
	2017	2016

Allowance for doubtful accounts	$84,000	$112,000
Stock-based compensation	774,000	735,000
Net operating loss	3,040,000	3,752,000
Total deferred tax assets	3,898,000	4,599,000
Valuation allowance	(3,510,100)	(4,599,000)
Deferred tax assets, net - long-term	$387,900	$-

The Company’s operations in the U.S. have incurred a cumulative net operating loss of approximately $6,787,000 and $8,378,000, respectively, as of March 31, 2017 and June 30, 2016, which may reduce future taxable income. During the three months ended March 31, 2017, the amount of utilization of Federal Net Operating Losses (“NOL”) was $650,000 and the tax benefit derived from such NOL was $292,000; in the corresponding period for the three months ended March 31, 2016, the utilization of NOL was nil and no tax was benefit derived from NOL. During the nine months ended March 31, 2017, the amount of utilization of NOL was $1,591,000 and the tax benefit derived from such NOL was $712,000; in the corresponding period for the nine months ended March 31, 2016, the utilization of NOL was nil and no tax benefit was derived from NOL. This carry-forward will expire if not utilized by 2036.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Part of the Company’s traditional business, such as shipping agency services and shipping and chartering services, is temporarily suspended. Management has determined a 90% valuation allowance against the deferred tax assets balance as of March 31, 2017 based on the estimates of profitability of the Company’s U.S. entities in the coming year. The net decrease in the valuation allowance for the three months ended March 31, 2017 was $684,900 and the net increase in the valuation allowance for the same period of 2016 was $699,000. The net decrease in the valuation allowance for the nine months ended March 31, 2017 was $1,088,900 and the net increase in valuation allowance for the same period in 2016 was $1,851,600.

The Company’s taxes payable consist of the following:

	March 31,	June 30,
	2017	2016

VAT tax payable	$491,791	$475,066
Corporate income tax payable	1,227,783	1,100,380
Others	72,525	61,751
Total	$1,792,099	$1,637,197

Note 14. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2017, three customers accounted for 28%, 28% and 27% of the Company’s revenues, respectively. At March 31, 2017, one of these three customers accounted for 27% of the Company’s accounts due from related parties (See Note 16) and the remaining two customers accounted for approximately 75% of the Company’s accounts receivable.

For the three months ended March 31, 2016, two customers accounted for 47% and 33% of the Company’s revenues, respectively. At March 31, 2016, one of these two customers accounted for approximately 100% of the Company’s accounts due from related party balance and the remaining one customer accounted for 78% of the Company’s accounts receivable.

For the nine months ended March 31, 2017, three customers accounted for 33%, 33% and 16% of the Company’s revenues, respectively. At March 31, 2017, one of these three customers accounted for 27% of the Company’s accounts due from related parties (See Note 16) and the remaining two customers accounted for approximately 75% of the Company’s accounts receivable.

For the nine months ended March 31, 2016, two customers accounted for 35% and 24% of the Company’s revenues, respectively. At March 31, 2016, one of these two customers accounted for approximately 100% of the Company’s accounts due from related party balance and the remaining customer accounted for 78% of the Company’s accounts receivable.

Major Suppliers

For the three months ended March 31, 2017, two suppliers accounted for 65% and 13% of the total costs of revenue. For the three months ended March 31, 2016, no suppliers accounted for 10% or more of the total costs of revenue.

For the nine months ended March 31, 2017, one supplier accounted for 51% of the total costs of revenue, respectively. For the nine months ended March 31, 2016, two suppliers accounted for 31% and 14% of the total costs of revenue, respectively.

Note 15. SEGMENT REPORTING

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

The following tables present summary information by segment for the three and nine months ended March 31, 2017 and 2016, respectively:

	For the three months Ended March 31, 2017
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$762,777	$-	$-	$762,777
- Third parties	$-	$-	$771,063	$827,908	$385,863	$1,984,834
Cost of revenues	$-	$-	$79,983	$699,578	$352,652	$1,132,213
Gross profit	$-	$-	$1,453,857	$128,330	$33,211	$1,615,398
Depreciation and amortization	$-	$-	$5,655	$5,370	$-	$11,025
Total capital expenditures	$-	$-	$55,474	$-	$-	$55,474

	For the three months Ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$556,948	$556,948
- Third parties	$232,901	$-	$383,920	$616,821
Cost of revenues	$184,388	$-	$436,154	$620,542
Gross profit	$48,513	$-	$504,714	$553,227
Depreciation and amortization	$8,622	$1,093	$5,226	$14,941
Total capital expenditures	$-	$15,360	$-	$15,360

	For the nine months ended March 31, 2017
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$2,229,180	$-	$-	$2,229,180
- Third parties	$-	$-	$2,241,998	$1,803,641	$545,742	$4,591,381
Cost of revenues	$-	$-	$271,784	$1,068,951	$448,613	$1,789,348
Gross profit	$-	$-	$4,199,394	$734,690	$97,129	$5,031,213
Depreciation and amortization	$-	$-	$20,322	$16,110	$-	$36,432
Total capital expenditures	$-	$-	$55,474	$-	$-	$55,474

	For the nine months ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$1,916,510	$1,916,510
- Third parties	$1,782,157	$462,218	$1,309,053	$3,553,428
Cost of revenues	$1,427,989	$212,510	$927,846	$2,568,345
Gross profit	$354,168	$249,708	$2,297,717	$2,901,593
Depreciation and amortization	$25,562	$3,051	$15,404	$44,017
Total capital expenditures	$3,302	$15,360	$-	$18,662

Total assets as of:

	March 31,	June 30,
	2017	2016

Shipping Agency & Ship Management Services	$-	$1,271,948
Shipping & Chartering Services	-	534,896
Inland Transportation Management Services	9,745,774	7,247,300
Freight Logistic Services	7,159,321	-
Container Trucking Services	703,363	-
Total Assets	$17,608,458	$9,054,144

Note 16. RELATED PARTY TRANSACTIONS

As of March 31, 2017 and June 30, 2016, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2017	2016

Tianjin Zhiyuan Investment Group Co., Ltd.	$1,195,130	$1,622,519
Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	3,211,056	-
Total	$4,406,186	$1,622,519

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $762,777 (28% of the Company’s total revenue) and $556,948 (47% of the Company’s total revenue) for the three months ended March 31, 2017 and 2016, respectively. The Company generated revenue of $2,229,180 (33% of the Company’s total revenue) and $1,916,510 (35% of the Company’s total revenue) for the nine months ended March 31, 2017 and 2016, respectively. The amount due from Zhiyuan Investment Group at June 30, 2016 was $1,622,519. During the nine months ended March 31, 2017, the Company continued to provide inland transportation management services to Zhiyuan and also collected approximately $2.7 million from Zhiyuan to reduce the outstanding accounts receivable. As of March 31, 2017, the amount due from Zhiyuan was $1,195,130, the aging of which is less than 180 days.

On February 18, 2017, Trans Pacific Beijing (subsidiary) and Sino China (VIE) (collectively, the “Seller”), a subsidiary and VIE of the Company, entered into a Cooperative Transportation Agreement (the “Agreement”) with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). The Buyer is also invested by Mr. Zhang, the largest shareholder of the Company. Pursuant to the Agreement, the Buyer in joint entity with China Minmetals Corporation and China Metallurgical Group Corporation acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel Indonesia which locate in Malaysia (the “Project”). The Seller shall be appointed as general agent to handle all related logistics and transportation occurring in the Project, ranging from equipment manufacturing, assembling, processing to installment as referenced in the Agreement. The Seller agrees to make certain advance transportation payments during the Project on the basis of current practice in China transportation agency industry; while the Buyer agrees to repay the advances to the Seller at any time as requested and instructed by the Seller, to satisfy the security repayment test in light of the Seller’s listed company profile. The Seller is contracted to provide high-quality services including detailed transportation plan design, plan execution and necessary supervision of the execution at the Buyer’s demand, and shall receive from the Buyer 1% - 1.25% of the total transportation expense incurred in the Project as commission for its professional design and execution of transportation plan as the general agent. As of March 31, 2017, the amount due from Zhiyuan Hong Kong was $3,211,056 (see Note 1).

As of March 31, 2017 and June 30, 2016, the outstanding amounts due to related parties consist of the following:

	March 31,	June 30,
	2017	2016

ACH Logistic Inc.	$104,779	$-
Jetta Global Logistics Inc.	52,062	-
Total	$156,841	$-

In December 2016, the Company entered into a joint venture agreement with Jetta Global to form ACH Trucking Center to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. ACH Logistic Inc. (ACH Logistic) and Jetta Global are invested by the same owner and both of the companies provided freight logistic service and container trucking service to the Company. For the three and nine months ended March 31, 2017, ACH Logistic and Jetta Global provided services in the amount of $146,879 and $61,062 to the Company, respectively. As of March 31, 2017, the amount due to ACH Logistic and Jetta Global was $104,779 and $52,062, respectively.

Note 17. SUBSEQUENT EVENTS

On April 20, 2017, the Company signed a Strategic Cooperation Agreement (the SCA "Agreement") with Ningbo Xinyang Shipping Co., Ltd ("COSCO Xinyang"). The SCA Agreement with COSCO Xinyang is a continuation of the Company's ongoing partnership with China Ocean Shipping Company ("COSCO"). Pursuant to the Agreement with COSCO Xinyang, and similar to that of the Company's previously announced inland transportation agreements with COSCO, Sino-Global will receive a percentage of the total amount of each transportation fee in exchange for the arrangement of inland transportation services for COSCO Xinyang's container shipments into U.S. ports. The Company continues to work to expand its business to provide logistics services to customers who ship goods into the U.S.

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

Overview

Third Quarter Highlights

Sales in the third quarter of 2017 increased by $1,573,842, or 134.1%, from $1,173,769 for the three months ended March 31, 2016, to $2,747,611 for the comparable period in 2017. The increase was mainly due to:

•	The Company’s subsidiary, Trans Pacific Shanghai, began providing container trucking services in the second quarter of fiscal year 2017. In addition to the launch of our full-service logistics platform, Trans Pacific Shanghai signed a service agreement with Shanghai International Port (Group) Co. Ltd., resulting in a significant increase in the subsidiary revenues. Trans Pacific Shanghai’s revenues generated by its container trucking services segment and revenues from freight logistic services increased approximately 167% and 220%, respectively, compared with the previous quarter.

•	Pursuant to the Strategic Cooperation Agreement with COSCO Logistics (Americas) Inc. (“COSCO Logistics”), signed in July 2016, starting in the third quarter of fiscal year 2017, the Company’s subsidiary in Los Angeles, California began providing freight logistic services and container trucking services to COSCO Logistics.

•	Pursuant to an agreement with signed in December 2016, the Company and Jetta Global Inc. (“Jetta Global”) established ACH Trucking Center Corp. (“ACH Trucking Center”), a joint venture based in New York that provides trucking services. During the third quarter of fiscal year 2017, ACH Trucking Center began providing freight logistic services and container trucking services to COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) in the New York and New Jersey areas.

On February 16, 2017, the Company raised capital by issuing 1.5 million shares of common stock to three institutional investors at a purchase price of $3.18 per share. The aggregate gross proceeds of the sale to the Company totaled $4.77 million, and net proceeds after deducting offering expenses and placement agent fees, equaled approximately $4.3 million. The Company will use the funds for working capital and general corporate purposes.

Other 2017 Highlights:

•	In July 2016, the Company signed a Strategic Cooperation Agreement with COSCO Logistics, which is owned by the PRC’s largest integrated shipping company, China COSCO Holdings Company Ltd.. Pursuant to that agreement, both parties will provide logistics services between the PRC and the U.S. and develop shipping customers as an end-to-end global logistics service. Starting in the third quarter of fiscal year 2017, the Company and COSCO Logistics began providing container trucking services on the west coast of the U.S.. The Company expects to increase its cooperation with COSCO Logistics and to provide inland transportation services in the U.S. for shipments to and from the PRC. According to the agreement, the two companies will also assess locations in the U.S. to potentially establish warehouse and/or distribution facilities in the coming months and share pricing information for short-haul trucking services across selected regions of the U.S..

•	In December 2016, the Company completed the development of its full-service logistics platform, and a website portal to seamlessly connect shipping customers with short-haul trucking transportation services throughout the U.S. is now accessible through the Company’s website. In connection with the new platform, the Company signed strategic cooperation agreements with one major Chinese shipping company, COSCO (consisting of both COSFRE Beijing and COSCO Qingdao) in December 2016 and January 2017, respectively. We believe that the Company’s cooperation with COSCO should increase door-to-door short-haul trucking volumes and boost revenues from inland transportation services in the U.S.

•	On April 20, 2017, the Company signed a Strategic Cooperation Agreement with Ningbo Xinyang Shipping Co., Ltd ("COSCO Xinyang"). This agreement with COSCO Xinyang is a continuation of the Company's ongoing partnership with China Ocean Shipping Company ("COSCO"). Pursuant to the agreement with COSCO Xinyang, which is similar with the Company's previously announced inland transportation agreements with COSCO, Sino-Global will receive a percentage of the total amount of each transportation fee for arranging inland transportation services for COSCO Xinyang's container shipments into U.S. ports. The Company continues to work to expand its business to provide logistics services to customers who ship goods into the U.S.

In the remaining periods of fiscal year 2017, the Company will continue marketing itself to state-owned shipping companies in the PRC, promoting our inland transportation services, including freight logistics and container trucking, in the U.S., and using containers for our bulk shipping projects. In the interim, we will continue to establish our services network in the U.S. in order to increase our sales revenue and leverage our fundamentals using our new profit model, i.e., developing inland transportation services (including freight logistics and container tracking service).

Company Structure

The Company, founded in 2001, is a non-asset based global shipping and freight logistic integrated solution provider. We provide tailored solutions and value-added services for our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. Our current service offerings consist of inland transportation management services, freight logistic services and container trucking services. We have temporarily suspended our shipping agency and ship management services primarily due to market condition changes. We have also temporarily suspended our shipping and chartering services, primarily because of the termination of our planned vessel acquisition in December 2015.

The Company conducts its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong), Australia, Canada, and the U.S. (specifically, New York and Los Angeles). In the quarter ended March 31, 2017, ACH Trucking Center was been established as a joint venture in New York by the Company and Jetta Global. The Company owns 51% ownership of ACH Trucking Center.

Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC (including Hong Kong) and the U.S. Our freight logistic services are operated by the Company’s subsidiaries in the PRC, New York and Los Angeles. Our container trucking services are mainly operated by our subsidiaries and joint venture company in the PRC, New York and Los Angeles.

Results of Operations

The Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues. Total revenues increased by $1,573,842, or 134.1%, from $1,173,769 for the three months ended March 31, 2016, to $2,747,611 for the same period in 2017. The increase was mainly due to the increased revenues generated from our inland transportation management services, freight logistic services and container trucking services, and was partially offset by the decrease in revenue from shipping agency and ship management services. The Company’s main source of revenue has expanded since the third quarter of fiscal year 2016, and now includes not only revenues from inland transportation management services, but also from freight logistic services and container trucking services. We have expanded our business to provide freight logistic services in first quarter of fiscal year 2017, and first announced container trucking services as new segment in the second quarter of fiscal year 2017. The revenue generated by container trucking services in the third quarter of fiscal year 2017 has also trended positively. As a result, total revenues increased for the three months ended March 31, 2017, in comparison to the same period in 2016, despite the temporary suspension of our shipping agency and ship management services, as well as our shipping and chartering services.

	For the three months Ended March 31, 2017
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services		Total
Revenues
- Related party	$-	$-	$762,777	$-	$		$762,777
- Third parties	$-	$-	$771,063	$827,908		$385,863	$1,984,834
Cost of revenues	$-	$-	$79,983	$699,578		$352,652	$1,132,213
Gross profit	$-	$-	$1,453,857	$128,330		$33,211	$1,615,398
GM%	-%	-%	94.8%	15.5%		8.6%	58.8%

	For the three months Ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$556,948	$556,948
- Third parties	$232,901	$-	$383,920	$616,821
Cost of revenues	$184,388	$-	$436,154	$620,542
Gross profit	$48,513	$-	$504,714	$553,227
GM%	20.8%	-%	53.6%	47.1%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

For the three months ended March 31, 2017 and 2016, our revenue generated from the shipping agency segment was nil and $232,901, respectively. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from one ship for the three months ended March 31, 2016 to zero ships for the three months ended March 31, 2017. The decrease in the number of ships served for the three months ended March 31, 2017 was largely due to the general economic slow-down, the rising labor costs in the PRC and intense competition in the shipping industry, with established and new competitors offering rates that in many cases are lower than we can offer. Rising labor costs and increased overhead costs also reduced our profitability in this segment. However, we will resume providing shipping agency services once the shipping industry outlook turns positive.

We did not generate any revenue from the ship management service segment for the three months ended March 31, 2017 and 2016, as the management decided to temporary suspend the ship management segment as of the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and temporarily suspended shipping and chartering services. As a result, we did not report any revenue from this segment for the three months ended March 31, 2017 and 2016.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company is to provide certain solutions to help control potential commodities losses during the transportation process. The Company began to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), following the quarter ended September 2014. As a result, for the three months ended March 31, 2017 and 2016, inland transportation management services generated related party revenue of $762,777 and $556,948, respectively, and generated third party revenue of $771,063 and $383,920, respectively. For the three months ended March 31, 2017 and 2016, the gross profit amounted of $1,453,857 and $504,714, respectively. The increase in revenue from this segment is due to the significant increase in commodities transported by Tengda Northwest and Zhiyuan Investment Group during the three months ended March 31, 2017.

Overall gross margin for this segment increased to 94.8% for the three months ended March 31, 2017 from 53.6% for the three months ended March 31, 2016. The increase in gross margin is mainly due to:

1)	Increased efficiency: When the Company acquires a new customer in this segment, much of the costs are incurred upfront where the Company uses its professional expertise to assist the customer in setting up efficient and sound procedures and policies to minimize losses in the transportation process. Once the process is set up, additional cost will decrease as the Company only needs to monitor and improve the process during operations or to handle specific issues should those arise. Therefore gross margin for this segment is higher due to low marginal costs.

2)	Increased volume: Due to the increase of price in Chrome ore and Chrome iron in the commodity market, our customers have more demand for shipments therefore increasing the volume of shipments we managed. As discussed above, no substantial costs were incurred to handle the extra volume resulting in further increase of our gross margin.

(4) Revenues from Freight Logistic Services

After the Company formed the new subsidiary company, Sino-Global Shipping LA Inc., in January 2016, we began to provide freight logistic services, including cargo forwarding and truck transportation services. Since the first quarter of 2017, the portion of revenue generated by freight logistic service has increased significantly, so the Company now discloses related revenue as a separate business segment. The Company has signed agreements with LJC Trading New York Ltd., and Zhiyuan (Hong Kong) Chromium Group Co., non-related parties to provide freight logistic services.

Pursuant to the strategic cooperation agreement with COSCO Logistics, signed in July 2016, the Company’s subsidiary in LA begin to provide freight logistic services to COSCO Logistics beginning in the third quarter of fiscal year 2017. These services include cargo forwarding, trucking and customs declaration and filing.

In the third quarter of fiscal year 2017, the Company entered an agreement with COSFRE Beijing pursuant to which the Company formed a new joint venture company, ACH Trucking Center, with Jetta Global to provide short-haul trucking transportation and freight logistics services to customers located in the New York and New Jersey areas. Revenue from ACH Trucking Center for this segment was $164,146 this quarter 2017.

Benefitting from the Company’s new logistics platform, the strategic cooperation agreement with COSCO Logistics and the new joint venture, revenue from this segment contributed $0.83 million or about 30% of the Company’s total revenue for this quarter. For the three months ended March 31, 2017, revenue generated from freight logistic services was $827,908, and related gross profit was $128,330.

(5) Revenues from Container Trucking Services

Since the second quarter of fiscal year 2017, the Company has provided container trucking services in the PRC, and began providing related services in the U.S. in the third quarter of fiscal year 2017. This new business segment is based on a modified and improved version of our freight logistic services business model. For the three months ended March 31, 2017, revenue generated from container trucking services increased by 141% from last quarter to $385,863, and the related gross profit was $33,211. Our Shanghai subsidiary has signed multiple shipping contracts this quarter including a service agreement with Shanghai International Port (Group) Co. Ltd, and has contributed majority of the increase in revenue.

Operating Costs and Expenses

Total Operating Costs and Expenses. Total operating costs and expenses decreased by $48,610, or 2.6%, from $1,834,509 for the three months ended March 31, 2016, to $1,785,899 for the three months ended March 31, 2017. This decrease was primarily due to the decrease in general and administrative expenses, and partially offset by the increase in cost of revenues and selling expenses, as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the three months ended March 31,
	2017		2016		Change
	US$	%	US$	%	US$	%

Revenues	2,747,611	100.0%	1,173,769	100.0%	1,573,842	134.1%
Cost of revenues	1,132,213	41.2%	620,542	52.9%	511,671	82.5%
Gross margin	58.8%		47.1%		11.7%

General and administrative expenses	612,441	22.3%	1,190,614	101.4%	(578,173)	(48.6)%
Selling expenses	41,245	1.5%	23,353	2.0%	17,892	76.6%
Total Costs and Expenses	1,785,899	65.0%	1,834,509	156.3%	(48,610)	(2.6)%

Costs of Revenues

The Company’s costs of revenue were $1,132,213 for the three months ended March 31, 2017, an increase of $511,671, or 82.5%, as compared to $620,542 for the three months ended March 31, 2016. The overall cost of revenues as a percentage of our revenues decreased from 52.9% for the three months ended March 31, 2016 to 41.2% for the three months ended March 31, 2017. The decrease in the overall cost of revenue in percentage terms for the three months ended March 31, 2017 was mainly because the majority of our revenue during the three months ended March 31, 2017 came from our more profitable inland transportation business lines rather than from our less profitable shipping agency service segment. As our revenue from shipping agency services has decreased to nil, our inland transportation management service and freight logistic services are now considered as our essential revenue sources.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the three months ended March 31, 2017, we had $612,441 of general and administrative expenses as compared to $1,190,614 for the three months ended March 31, 2016, a decrease of $578,173 or 48.6%. The decline was mainly due to more effective cost control procedures for labor expenses and travelling expenses, less recognition of stock-based compensation for common stock issued to consultants, less recognition of stock compensation for employees and fewer legal fees incurred, partially offset by the decrease in the reversal of bad debt expenses, during the three months ended March 31, 2017 compared to the same period in 2016. As a percentage of revenue, our general and administrative expenses decreased from 101.4% to 22.3% of revenue for the three months ended March 31, 2016 and 2017, respectively. This decrease was largely due to substantially increased revenue and decreased general and administrative expenses in the three months ended March 31, 2017, as compared to the same period of 2016.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended March 31, 2017, we had $41,245 of selling expenses as compared to $23,353 for the three months ended March 31, 2016, an increase of $17,892 or 76.6%. As a percentage of revenue, our selling expenses decreased from 2.0% for the three months ended March 31, 2016, to 1.5% for the corresponding quarter in 2017. During the three months ended March 31, 2017, we increased our business development efforts to explore new business opportunities, while maintaining our current customer relationships.

Operating Income (Loss)

The Company’s operating income was $961,712 for the three months ended March 31, 2017, compared to the operating loss of $660,740 for the comparable period ended March 31, 2016. The increase was mainly due to increased revenue generated from inland transportation management services with strong margin contributions, and the decline in general and administrative expenses as discussed above.

Financial Income, Net

The Company’s net financial income was $34,167 for the three months ended March 31, 2017, compared to a net financial income of $61,183 for the same period of 2016. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income for this reporting period mainly reflects the unrecognized foreign currency transaction income expressed in USD.

Taxation

The Company’s income tax benefit was $303,196 for the three months ended March 31, 2017, compared to an income tax expense of $265,721 for the three months ended March 31, 2016. During the three months ended March 31, 2017, the amount of Federal Net Operating Losses (“NOL”) utilized was $650,000, and the tax benefit derived from such NOL was $292,000; in the corresponding period for the three months ended March 31, 2016, the utilization of NOL was nil and no tax benefit was derived from NOL. During the three months ended March 31, 2017, the Company provided a 90% valuation allowance against the deferred tax assets and resulted in a tax benefit of $387,900; in the corresponding period of 2016, the Company provided a 100% valuation allowance against the deferred tax assets and no tax benefit was derived therefrom. The decrease in income tax expense was also attributable to a decrease in the taxable income of Trans Pacific during the three months ended March 31, 2017 in comparison to the same period in 2016.

Net Income (Loss)

As a result of the foregoing, the Company had net income of $1,299,075 for the three months ended March 31, 2017, compared to net loss of $854,876 for the three months ended March 31, 2016. After deduction of non-controlling interest, net income attributable to Sino-Global was $1,295,054 for the three months ended March 31, 2017, compared to net loss attributable to Sino-Global of $738,209 for the three months ended March 31, 2016. Including comprehensive income from foreign currency translation, comprehensive income attributable to the Company was $1,323,365 for the three months ended March 31, 2017, compared to a comprehensive loss of $721,084 for the three months ended March 31, 2016.

Nine months ended March 31, 2017 Compared to Nine months ended March 31, 2016

Revenues

Total revenues increased by $1,350,623 or 24.7%, from $5,469,938 for the nine months ended March 31, 2016 to $6,820,561 for the comparable period in 2017. The increase was mainly due to Company’s efforts to diversify, resulting in the rise in revenues generated from our inland transportation management services, our freight logistic services segment since the first quarter of 2017, and container trucking services since the second quarter of fiscal year 2017. The increase is partially offset by the decreased revenue from shipping agency and ship management services segment due to the decrease in the number of ships served, and the decreased revenue from our shipping and chartering services segment as a result of the termination of a planned vessel acquisition.

The following tables present summary information by segment for the nine months ended March 31, 2017 and 2016:

	For the nine months ended March 31, 2017
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$2,229,180	$-	$-	$2,229,180
- Third parties	$-	$-	$2,241,998	$1,803,641	$545,742	$4,591,381
Cost of revenues	$-	$-	$271,784	$1,068,951	$448,613	$1,789,348
Gross profit	$-	$-	$4,199,394	$734,690	$97,129	$5,031,213
GM%	-%	-%	93.9%	40.7%	17.8%	73.8%

	For the nine months ended March 31, 2016
	Shipping Agency & Ship Management Services	Shipping & Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$1,916,510	$1,916,510
- Third parties	$1,782,157	$462,218	$1,309,053	$3,553,428
Cost of revenues	$1,427,989	$212,510	$927,846	$2,568,345
Gross profit	$354,168	$249,708	$2,297,717	$2,901,593
GM %	19.9%	54.0%	71.2%	53.0%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

For the nine months ended March 31, 2017 and 2016, our revenue generated from the shipping agency segment was nil and $1,782,157, respectively. As the Company has noted on its annual report for the fiscal year ended June 30, 2016, management team decided to temporarily suspend the shipping agency services because the shipping industry is experiencing a downturn. The decline in revenues was mainly due to the decrease in the total number of ships the Company served from nineteen ships for the nine months ended March 31, 2016 to zero ship for the nine months ended March 31, 2017. The decrease in the number of ships served for the nine months ended March 31, 2017, was largely due to the general economic slow-down, the rising labor costs in the PRC and intense competition in the shipping industry, with established and new competitors offering rates that in many cases are lower than we can offer. Rising labor costs and increased overhead costs also reduced our profitability in this segment. However, we will resume providing shipping agency services once the shipping industry outlook turns positive.

We did not generate any revenue from the ship management services segment for the nine months ended March 31, 2017 and 2016 as management decided to temporary suspend the ship management business segment as of the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and temporarily suspended its shipping and chartering services. As a result, we reported nil and $462,218 in revenue from this segment for the nine months ended March 31, 2017 and 2016, respectively.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. As a result, for the nine months ended March 31, 2017 and 2016, inland transportation management services generated related party revenue of $2,229,180 and $1,916,510, respectively, and generated revenue from third parties of $2,241,998 and $1,309,053, respectively. For the nine months ended March 31, 2017 and 2016, gross profit of inland transportation management services amounted of $4,199,394 and $2,297,717, respectively. The increase in total revenue from this segment is due to the increase in the amount of commodities transported by both Zhiyuan Investment Group and Tengda Northwest.

Overall gross margin for this segment increased to 93.9% for the nine months ended March 31, 2017 from 71.2 % for the nine months ended March 31, 2016. The increase in gross margin is mainly due to:

1)	Increased efficiency: When the Company acquired a new customer in this segment, much of the cost was incurred upfront where the Company used its professional expertise to assist the customer in setting up efficient and sound procedures and policies to minimize losses in the transportation process. Once the process was set up, marginal cost will decrease as the Company only needs to monitor and improve the process during operations or to handle specific issues should those arise.

2)	Increased volume: Due to the increase of price in Chrome ore and Chrome iron in the commodity market, our customers have more demand for shipments therefore increasing the volume of shipments we managed. As discussed above, no substantial costs were incurred to handle the extra volume resulting in further increase of our gross margin.

(4) Revenues from Freight Logistic Services

Since the Company formed our new subsidiary, Sino-Global Shipping LA, Inc., in January 2016, we began providing freight logistic services, including cargo forwarding and truck transportation services. During the nine month period ended March 31, 2017, the portion of revenues generated by freight logistic services has increased significantly, and the Company now discloses related revenue as a separate business segment. The Company has signed agreements with non-related parties LJC Trading New York Ltd. and Zhiyuan (Hong Kong) Chromium Group Co. to provide freight logistic services.

Pursuant to the strategic cooperation agreement with COSCO Logistics, signed in July 2016, Sino-Global Shipping LA, Inc. begin to provide logistic services to COSCO Logistics beginning in the third quarter of fiscal year 2017. These services include cargo forwarding, trucking and customs declaration and filing.

In the third quarter of 2017, the Company entered an agreement with COSFRE Beijing pursuant to which the Company formed a new joint venture company, ACH Trucking Center, with Jetta Global to provide short-haul trucking transportation and freight logistics services to customers located in the New York and New Jersey areas. Benefitting from the Company’s new logistics platform, strategic cooperation with COSCO Logistics and the new joint venture, revenue generated from freight logistic services was $1,803,641, and related gross profit was $734,690 for the nine months ended March 31, 2017.

(5) Revenues from Container Trucking Services

Since the second quarter of fiscal year 2017, the Company has provided container trucking services in the PRC, and began providing related services in USA beginning in the third quarter of fiscal year 2017. This new business segment is based on a modified and improved version of our freight logistic services business segment. For the nine months ended March 31, 2017, revenue generated from container trucking services was $545,742 and related gross profit was $97,129.

Operating Costs and Expenses

Total operating costs and expenses decreased by $2,529,265 or 37.6%, from $6,720,681 for the nine months ended March 31, 2016 to $4,191,416 for the nine months ended March 31, 2017. This decrease was primarily due to the decrease in cost of revenues and general and administrative expenses partially offset by the increase in selling expenses, as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the nine months ended March 31,
	2017		2016		Change
	US$	%	US$	%	US$	%

Revenues	6,820,561	100.0%	5,469,938	100.0%	1,350,623	24.7%
Cost of revenues	1,789,348	26.2%	2,568,345	47.0%	(778,997)	(30.3)%
Gross margin	73.8%		53.0%		20.7%

General and administrative expenses	2,248,639	33.0%	4,084,858	74.7%	(1,836,219)	(45.0)%
Selling expenses	153,429	2.2%	67,478	1.2%	85,951	127.4%
Total Costs and Expenses	4,191,416	61.6%	6,720,681	122.9%	(2,529,265)	(37.6)%

Costs of Revenues

The cost of revenues was $1,789,348 for the nine months ended March 31, 2017, a decrease of $778,997, or 30.3%, as compared to $2,568,345 for the nine months ended March 31, 2016. The overall cost of revenues as a percentage of our revenues decreased from 47.0% for the nine months ended March 31, 2016, to 26.2% for the nine months ended March 31, 2017. The decrease in the overall costs of revenues in percentage terms for the nine months ended March 31, 2017, was mainly because the majority of our revenue during the nine months ended March 31, 2017 came from the more profitable inland transportation business lines and freight logistic services rather than the less profitable shipping agency service segment. Because revenue from shipping agency services has been decreased to nil, inland transportation management services and freight logistic services are now considered to be our essential revenue sources.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the nine months ended March 31, 2017, we had $2,248,639 of general and administrative expenses, as compared to $4,084,858 for the nine months ended March 31, 2016, a decrease of $1,836,219, or 45%. The decline was mainly due to more effective cost control procedures for labor expenses and travelling expenses, less recognition of stock-based compensation for common stock issued to consultants, less recognition of stock compensation for employees, a recovery of allowances for doubtful accounts, and fewer legal fees and meals and entertainment fees incurred during the three months ended March 31, 2017 compared to the corresponding period in 2016. As a result of the substantial reduction in general and administrative expenses and the increase in revenues, our general and administrative expenses, as a percentage of revenue, decreased from 74.7% for the nine months ended March 31, 2016 to 33% for the corresponding period in 2017.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and salaries and commissions for our operating staff at the ports at which we provide services. For the nine months ended March 31, 2017, we had $153,429 of selling expenses as compared to $67,478 for the nine months ended March 31, 2016, an increase of $85,951, or 127.4%. As a percentage of revenue, our selling expenses increased from 1.2% for the nine months ended March 31, 2016, to 2.2% for the corresponding period in 2017. During the nine months ended March 31, 2017, we increased our business development efforts to explore new business opportunities, while maintaining our current customer relationships.

Operating Income (Loss)

The Company had an operating income of $2,629,145 for the nine months ended March 31, 2017, compared to an operating loss of $1,250,743 for the comparable period ended March 31, 2016. The increase was mainly due to increased revenue generated from inland transportation management services and freight logistic services with strong margin contributions, and the significant decline in general and administrative expenses discussed above.

Financial Expense, Net

The Company’s net financial expense was $57,737 for the nine months ended March 31, 2017, compared to net financial expense of $251,800 for the same period of 2016. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial expense for this reporting period mainly reflects the unrecognized foreign currency transaction loss expressed in USD.

Taxation

The Company’s income tax benefit was $158,184 for the nine months ended March 31, 2017, compared to income tax expense of $839,076 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, the amount of NOL utilized was $1,591,000 and the tax benefit derived from such NOL was $712,000; in the corresponding period for the nine months ended March 31, 2016, the utilization of NOL was nil and no tax benefit was derived from NOL. During the nine months ended March 31, 2017, the Company provided a 90% valuation allowance against the deferred tax assets and resulted in a tax benefit of $387,900; in the corresponding period of 2016, the Company provided a 100% valuation allowance against the deferred tax assets and no tax benefit was derived therefrom. The decrease in income tax expense was also attributable to a decrease in the taxable income of Trans Pacific during nine months ended March 31, 2017 in comparison to the same period in 2016.

Net Income (Loss)

As a result of the foregoing, the Company had net income of $2,729,592 for the nine months ended March 31, 2017, compared to a net loss of $$2,335,838 for the nine months ended March 31, 2016. After the deduction of non-controlling interest, net income attributable to Sino-Global was $2,833,675 for the nine months ended March 31, 2017, compared to a net loss of $2,053,150 for the nine months ended March 31, 2016. Including comprehensive loss from foreign currency translation, comprehensive income attributable to the Company was $2,610,879 for the nine months ended March 31, 2017, compared to a comprehensive loss of $2,239,495 for the nine months ended March 31, 2016.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2017, we had $8,840,189 in cash and cash equivalents. We held approximately 43.4% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 56.6% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2017	2016
Net cash provided by operating activities	$3,131,772	$2,471,000
Net cash provided by (used in) investing activities	$(55,474)	$308,908
Net cash provided by financing activities	$4,402,488	$648,149
Net increase in cash and cash equivalents	$7,454,195	$3,345,785
Cash and cash equivalents at the beginning of period	$1,385,994	$730,322
Cash and cash equivalents at the end of period	$8,840,189	$4,076,107

The following table sets forth a summary of our working capital:

	March 31, 2017	June 30, 2016	Diff.	%

Total Current Assets	$16,913,533	$8,651,985	$8,261,548	95.5%
Total Current Liabilities	$3,878,737	$2,437,382	$1,441,355	59.1%
Working Capital	$13,034,796	$6,214,603	$6,820,193	109.7%
Current Ratio	4.36	3.55	0.81	22.8%

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

Operating Activities

Our net cash derived from operating activities was $3,131,772 for the nine months ended March 31, 2017, including net income of $2.73 million from increased revenue generated from inland transportation management services, freight logistics services with strong margin contributions and decreased general and administrative expenses. In addition, advances to suppliers decreased significantly by $0.82 million because we received certain freight services regarding to our prepayments pursuant to our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD. Moreover, accounts receivable decreased by $0.52 million, as a result of our strengthened cash collection efforts and payments received from Tengda Northwest, our major third-party customer for inland transportation management services. However, due from related parties increased by $2.84 million because of the Cooperative Transportation Agreement was signed with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (“Zhiyuan Hong Kong”), a related party, pursuant to which we advanced transportation payments of approximately $3.21 million during the nine months ended March 31, 2017. This increase in due from related parties was partially offset by the cash collections received from Zhiyuan Investment Group, another related party, in the reporting period. Cash inflows from operating activities for the nine months ended March 31, 2017 reflect the above mentioned factors.

Net cash provided by operating activities was $2,471,000 for the nine months ended March 31, 2016, which included our operating loss of $2.34 million due to our decreased revenues and increased general and administrative expenses. In addition, the accounts receivable decreased by $1.15 million because we received payment of RMB13.4 million (USD$2.1 million) from Tengda Northwest, our major third-party customer of inland transportation management services, and due from related parties decreased by $1.72 million because we collected RMB22.1 million (USD$3.45million) from related party customer Zhiyuan Hong Kong. On the other hand, the taxes payable increased by $0.74 million due to increased taxable income from inland transportation management services provided to both Zhiyuan Hong Kong and Tengda Northwest, however the increase in tax payable was partially offset by a decrease in accounts payable of $0.38 million because the Company made the payment to settle the outstanding port charges upon receipt of the invoices. The Company’s cash inflows from the operating activities for the nine months ended March 31, 2016 reflected the above mentioned factors.

Investing Activities

The Company’s net cash used in investing activities was $55,474 for the nine months ended March 31, 2017 compared to net cash provided by investing activities of $308,908 for the same period of 2016. For the nine months ended March 31, 2017, we purchased a vehicle in the amount of $55,474. For the nine months ended March 31, 2016, the amount was mainly generated by cash collection from the termination of our $332,413 vessel acquisition during the nine months ended March 31, 2016.

Financing Activities

The Company’s net cash derived from financing activities was $4,402,488 for the nine months ended March 31, 2017, while it was $648,149 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, 75,000 shares of 150,000 stock options were exercised by the two employees of the Company with an exercise price of $1.10. As a result, net proceeds of $82,500 were recognized as net proceeds from exercise of stock options by the Company. In addition, the Company received net proceeds in the amount of $4,319,988 from a registered direct sale of 1.5 million shares of its common stock to three institutional investors.

In the corresponding period of 2016, $691,600 was proceeds from the issuance of common stock to Mr. Weixiong Yang in a private sale transaction on July 10, 2015, and the Company’s repurchase of 48,106 shares of common stock recorded as treasury stock which were cancelled subsequently, for a purchase price of $43,451.

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

There have been no other material changes during the nine months ended March 31, 2017 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2016.

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

As of March 31, 2017, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the fact that we do not have any full-time accounting personnel who have U.S. GAAP expertise to monitor the recording of transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 15, 2017	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

