Form 10-K
period 2017-06-30
Sino-Global Shipping America, Ltd.
filed 2017-09-27
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 001-33997

Sino-Global Shipping America, Ltd.
(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1044 Northern Boulevard, Suite 305

Roslyn, New York 11576-1514
(Address of principal executive offices) (Zip Code)

(718) 888-1814
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2016, the last business day of the registrant’s second fiscal quarter, was approximately $11,404,369.90.

The number of shares of common stock outstanding as of September 25, 2017 was 10,105,535.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K:

●	“We,” “us,” “our,” and “our Company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and all of its direct and indirect consolidated subsidiaries;

●	“Sino-Global” or “Sino” refers to Sino-Global Shipping America, Ltd;

●	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity,

●	“Trans Pacific” refers to and relates collectively to Trans Pacific Shipping Ltd., our wholly-owned subsidiary located in China, and Trans Pacific Logistics Shanghai Ltd., 90% of whose equity is owned by Trans Pacific Shipping Ltd.;

●	“Shares” refers to shares of our common stock, without par value per share;

●	“PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau;

●	“US” refers to United States of America;

●	“HK” refers to Hong Kong; and

●	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

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

Overview

Sino-Global Shipping America, Ltd. (“Sino” or the “Company”), a Virginia corporation, was founded in the United States (the “U.S.”) in 2001. Sino is a non-asset based global shipping and freight logistics integrated solution provider. Sino provides tailored solutions and value-added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. Our current service offerings consist of inland transportation management services, freight logistics services, and container trucking services. We suspended our shipping agency and ship management services from the beginning of the fiscal year 2016, primarily due to changes in market condition. We also suspended our shipping and chartering services primarily as a result of the termination of vessel acquisition in December 2015.

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S. (New York and Los Angeles), the People’s Republic of China (the “PRC” or “China”), including Hong Kong, Australia and Canada. Currently, a significant portion of our business is generated from the clients located in the PRC. In the third quarter of fiscal year 2017, the Company established ACH Trucking Center Corp. in New York as a joint venture with Jetta Global Logistics Inc. The Company owns 51% of ACH Trucking Center Corp.

Company Structure and Function

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S. (New York and Los Angeles), China (including Hong Kong), Australia, and Canada.

The Company’s subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, the Company provided its shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable the Company to substantially control Sino-China. Through Sino-China, the Company was able to provide local shipping agency services in all commercial ports in the PRC. In light of the Company’s decision not to pursue the local shipping agency business, the Company has suspended its shipping agency services through its VIE and has not undertaken any business through or with Sino-China since June 2014. Nevertheless, the Company continues to maintain its contractual relationship with the VIE because Sino-China is one of the committee members of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (“CASA”). CASA was approved to form by China Ministry of Communications. Sino-China is also our only entity that is qualified to do shipping agency business in China. We keep the VIE to prepare ourselves for the market to turn around.

Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC (including Hong Kong) and the U.S. Our freight logistic services are operated by the Company’s subsidiaries in the PRC, New York and Los Angeles. Our container trucking services are mainly operated by our subsidiaries and joint venture company in the PRC, New York and Los Angeles.

Corporate History and Our Business

Since inception in 2001 and through our fiscal year ended June 30, 2013, our sole business was providing shipping agency services. In general, we provided two types of shipping agency services: loading/discharging services and protective agency services, in which we acted as a general agent to provide value added solutions to our customers. For loading/discharging agency services, we received the total payment from our customers in U.S. dollars and paid the port charges on behalf of our customers in RMB. For protective agency services, we charged a fixed amount as agent fee while customers are responsible for the payment of port costs and expenses. Under these circumstances, we generally required a portion of a customer’s payment in advance and billed the remaining balance within 30 days after the transaction were completed. We believe the most significant factors that directly or indirectly affected our shipping agency service revenues were:

●	the number of ship-times to which we provide port loading/discharging services;

●	the size and types of ships we serve;

●	the type of services we provide;

●	the rate of service fees we charge;

●	the number of ports at which we provide services; and

●	the number of customers we serve.

While we were able to consistently generate net revenues from shipping agency business, this business was not profitable largely due to the rising operating costs associated with doing business in China including the appreciation of RMB against U.S. dollar. In light of consecutive years of operating losses and concerns raised by the U.S. regulators over our VIE structure, the Company decided to reorganize its business structure in fiscal year 2013. Commencing the later part of fiscal year 2013 and continuing in fiscal year 2014, we took various actions to restructure our business with the goal of achieving a certain level of profitability. As a result of these business reorganization efforts, we optimized our cost structure, reduced our dependency on shipping agency business, and shifted our shipping agency operation from our VIE to our wholly-owned subsidiaries in China and Hong Kong.

In June 2013, the Company executed a 5-year global logistics service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd, which is controlled by Tianjin Zhiyuan Investment Group Co., Ltd (“Zhiyuan”). Zhiyuan is controlled by Mr. Zhong Zhang. Mr. Zhang purchased 1,800,000 shares of our common stock for approximately $3 million in April 2013 as approved by our Board of Directors and shareholders, which made Mr. Zhang our largest shareholder. Leveraging our business relationship with Zhiyuan, we expanded our service offerings to include shipping and chartering services and inland transportation management services to diversify our business. Leveraging our in-depth knowledge of the shipping industry, inland transportation management services are our tailored value-added solution developed for Zhiyuan to prevent high-priced bulk from damage or loss during its inland transportation from warehouses to factories. Given the industry norm of 12% of loss rate during transportation, our integrated inland transportation solution significantly reduces bulk losses and effectively addresses issues in the freight logistics chain. In August 2017, the Company entered into a supplemental agreement with Zhiyuan to extend the service period until September 1, 2018. Furthermore, after we have conducted an effective trial for Zhiyuan to reduce their bulk losses at the end of September 2014, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”) signed a contract with us to mitigate their bulk losses through our inland transportation management services. In July 2017 the Company entered into a supplemental agreement with Tengda Northwest to extend the service period until July 3, 2018.

In May 2014, the Company signed a strategic cooperation agreement with Qingdao Zhenghe Shipping Group Limited (“Zhenghe”), one of the largest shipping and transportation companies in China, to jointly explore mutually beneficial business development opportunities. In June 2014, Mr. Deming Wang, a major owner of Zhenghe, acquired 200,000 shares of the Company’s common stock. In August 2014, the Company executed an agreement to acquire all of the equity of Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) through its subsidiary, Sino-Global Shipping (HK) Inc. from Mr. Wang, to further broaden our scope of services and expertise in the ship management business. Due to market condition and high operating costs associated with this business line, the Company decided to suspend the ship management business starting from the fiscal year 2016.

On April 10, 2015, the Company entered into an Asset Purchase Agreement with Rong Yao International Shipping Limited, a Hong Kong company (the “Vessel Seller”), pursuant to which the Company agreed to acquire, subject to a number of closing conditions, “Rong Zhou”, an 8,818 gross tonnage oil/chemical transportation tanker (the “Vessel”) from the Vessel Seller; and in connection therewith, the Company issued to the Vessel Seller 1.2 million shares of its restricted common stock representing $2,220,000 of the $10.5 million purchase price for the Vessel. On December 7, 2015, the Company and the Vessel Seller entered into a supplemental agreement to terminate the proposed Vessel acquisition.

The Company received $330,000 from the Vessel Seller in December 2015 in connection with the termination. The 1.2 million shares were returned to the Company on February 12, 2016 and were thereafter cancelled. In connection with the termination of the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and suspended shipping and chartering services until the economy is improved.

In January 2016, the Company formed a new subsidiary, Sino-Global Shipping LA Inc. (“Sino LA”), for the purpose of expanding its business to provide import security filing services with U.S Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also providing inland transportation services to these importers in the U.S. On April 18, 2016, Sino LA signed a Memorandum of Understanding (“MOU”) with Yaxin International Co., Ltd. (“Yaxin”), pursuant to which Sino LA will provide logistics services to Yaxin, who ship goods via containers into the U.S. and places them on Amazon.com. The services include cargo forwarding, customs filing and declaration, trucking and other services.

In May 2016, the Company entered into a strategic partnership with Shandong Hi-speed TEU Logistics Co., LTD. (“Shandong Hi-speed TEU”), which belongs to one of China’s largest state-owned enterprises, Shandong Hi-Speed Group Co., Ltd., to jointly establish a platform for coordinated transport between China and North America. The Company and Shandong Hi-speed TEU intend to cooperate in creating a standardized network that will unite carriers of the twenty-foot equivalent units or TEUs in China via sea and rail and coordinate with parties in North America and Australia. The companies will serve both upstream and downstream customers through the platform, establish a door-to-door logistics and provide supply chain service.

During our fiscal year 2017, Sino continued to provide inland transportation services. In addition, Sino added freight logistics services and container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China. Sino has signed cooperation agreements with COSCO China and Sinotrans, two state-owned enterprises of China, to provide freight logistics services and container trucking services to them in the U.S. To ensure effective and high-quality services providing to our customers in the U.S., Sino established a joint venture, ACH Trucking Center Corp., in the third quarter of fiscal 2017 with U.S. local freight forwarder, Jetta Global Logistics Inc. This will increase our quantities of commodity transported and improve the quality of service provided to our customers in the eastern region of the U.S.

Our Strategy

Our strategy is to:

●	Provide better solutions for issues and challenges faced by the entire shipping and freight logistic chain to better serve our customers and explore additional growth avenues.

●	Diversify our current service offerings organically or through acquisitions and/or strategic alliance; continue to grow our business in the U.S. market;

●	Continue to streamline our business practice, optimize our cost structure and improve our operating efficiency through effective planning, budgeting, execution and cost control;

●	Continue to reduce our dependency on our legacy business and few key customers; and

●	Continue to monetize our relationships with our strategic partners and leverage their support and our innovation to expand our business.

Our Management Team

We believe we have a strong and experienced management team including our Chief Executive Officer and Chairman, Mr. Lei Cao; our Acting Chief Financial Officer, Ms. Tuo Pan; our Chief Operating Officer, Mr. Zhikang Huang; and our Chief Technical Officer, Mr. Yafei Li, who, together as a team, have many years of experience, extensive business connections in the shipping industry in China, and substantial experience in SEC reporting and compliance, business reorganization, mergers and acquisitions, accounting, risk management and operations of both public and private companies.

Business Segments

As of June 30, 2017, Sino-Global delivers inland transportation management services, freight logistics services and container trucking services to our customers.

Historically, the Company was in the business of solely providing shipping agency services. In fiscal year 2014, by leveraging the support of Sino-Global’s largest shareholder, Mr. Zhang and the company he controls, Zhiyuan Investment Group, the Company expanded its service platform to include shipping and chartering services during the quarter ended September 30, 2013 and inland transportation management services during the quarter ended December 31, 2013. We suspended shipping and chartering services as a result of the termination of the vessel acquisition in December 2015. With the acquisition of LSM in 2014, we added ship management services to our service platform but we suspended it together with shipping agency services in 2016 primarily due to market conditions. With the establishment of Sino-LA, we added cargo forwarding services to our service platform in the second quarter of fiscal 2017, which is included in our inland transportation business line at the end of June 30, 2016. As we are developing our cargo forwarding services, the Company provides freight logistics services and container trucking services as two new business segments during this fiscal year.

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

We historically focused our business on providing our customers with customized shipping agency services. In the past, our business came predominately from our strong business relationships with our key strategic partners in China. To reduce our dependency on a single business line, we have leveraged, and will continue to leverage, our business relationships with strategic partners to introduce new service offerings to the market and to diversify our business. In light of the slowdown of the Chinese economy and its negative impact on the shipping business across Pacific Ocean, our strategic plan for the next 5 years is to continue to diversify our service mix and actively seek new growth opportunities to expand our business footprint in the U.S. market to reduce our dependency on the revenue generated from China. For decades, the shipping industry has been operated under traditional business models without many meaningful changes. Today, technological innovation has already played a big role in changing every conventional industry. We believe the internet will be a big part of the future logistics chain services and a transformative era in shipping and freight logistic business is coming. As an innovative solution provider, we plan to apply our technical ability, industry expertise and cutting-edge information technology in the conventional shipping business to better connect supply and demand and to develop seamless linkages in logistic chains.

After going through one and half years on our business restructuring, Sino changed its business models from providing traditional shipping agency services to providing solutions and services focused on inland transportation logistics between the U.S. and China, such as providing freight logistics services or container trucking services. As a result of our continued restructuring efforts, we turned an operating loss for the year ended June 30, 2016 to a profit for the year ended June 30, 2017. As shown in the table below, our current business operating revenue is primarily focused on inland transportation management services as compared to the two previous fiscal years.

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
Key Services	Revenue	%	Revenue	%	Revenue	%
Shipping Agency & Ship Management	$-	-	$2,507,800	34%	$6,185,653	55%
Shipping & Chartering	-	-	462,218	7%	349,125	3%
Inland Transportation Management	5,758,600	50%	4,340,522	59%	4,785,850	42%
Freight Logistic Services	4,815,450	42%	-	-	-	-
Container Trucking Services	871,563	8%	-	-	-	-
Total	$11,445,613	100%	$7,310,540	100%	$11,320,628	100%

The business restructuring of Sino is gradually on track. During this process, we will continue to adjust and develop our strategic plans based on the change of business environment. In the future, we will provide more services to our customers, and we will use our internet platform to connect our worldwide businesses to our customers.

Our Customers

In light of our strategic relationship with Zhiyuan Investment Group that began with the signing of a 5-year global logistics service agreement in June 2013, we expanded our business platform to include additional service offerings. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), during the quarter ended September 30, 2014. As we continue to diversify our service platform, we have reduced our dependency on a few customers which we provide freight logistics and container trucking services.

For the year ended June 30, 2017, three customers accounted for 26%, 24% and 19% of the Company’s revenues, respectively. For the year ended June 30, 2016, two customers accounted for 31% and 27% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. Our major suppliers include Oldendorff Carriers, Baoshan Iron and Steel Co., Ltd. and Shanghai Gangcheng Dangerous Goods Logistics Co., Ltd. For the year ended June 30, 2017, two suppliers accounted for 42% and 11% of the total cost of revenue, respectively. For the year ended June 30, 2016, three suppliers accounted for 27%, 15% and 10% of the total cost of revenues, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

●	Proven industry experience and problem-solving reputation. We are a non-asset based global shipping and freight logistics solution provider. Unlike a traditional shipping agent, we provide tailored solutions and value-added services to our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. We believe that our years of successful track record of applying integrated solutions to complex issues in the global shipping logistics business gives us a competitive advantage in attracting large clients and helps us maintain strong long terms business relationship with them.

●	Strong leadership and a competent professional team. Our CEO is an industry veteran with more than thirty years of extensive industry experiences including ten years’ working for COSCO, one of the largest shipping companies in the world. Most of our employees have marine business experience, and many of our managers/chief operators served in other large Chinese shipping companies prior to joining us. With these professionals and experienced staff, we believe that we provide the best services to our customers at competitive prices.

●	Extensive network and positive industry recognition. Doing business in China often requires a strong business network and support of key strategic partners. The Company served as one of the executive directors of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (CASA), the authoritative industry association in China. We are the only non-state-owned enterprise represented on the CASA board guiding the development of the industry. Our good reputation and industry recognition enables us to maintain strong relationships with our business partners and have an extensive network of contacts throughout the industry, which helps us gain necessary support to execute our business plans.

●	Lean organization and a flexible business model. Although we are a small business with limited resources, we have a cohesive and effective organizational structure with the goal of maximizing customer value while minimizing waste. Our unique flexible business model allows us to quickly respond to changing market demand and offer our customers innovative problem-solving solutions, quality customer service, and competitive prices to achieve greater market acceptance and gain additional market share.

●	U.S.-registered and NASDAQ-listed public company. We believe our status as a U.S. corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

Our Opportunities

For more than thirty years, the shipping and freight logistic industry has been operated under traditional business models without meaningful change. Many of these business practices are inefficient and problematic; therefore, maintaining an innovative mindset is critical to achieving continuous business success and growth. We are a value-added logistics solution provider with successful past performance and individuals that have been in the industry for a long time. Instead of playing the traditional logistics broker role, we focus on providing technology solutions and innovative leading-edge services to bridge the asset-based world with the digital world. We shape our industry practice and profit model by analyzing wider developments both in the global markets and the technology industry so we can address unique problems that are currently pervasive across the shipping and freight logistics industry.

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

●	Continuing to streamline our business operations and improve our operating efficiency through innovative technology, effective planning, budgeting, execution and cost control;

●	Restructuring our business to focus on providing innovative technology based solution to our customers to promote our sustainable business growth;

●	Developing new service lines along the shipping and freight logistic industry value chain, and leveraging our relationships with COSCO, Zhiyuan Investment Group and other potential strategic business partners to expand our global business footprint.

Our Challenges

We face significant challenges when executing our strategy, including:

●	Given the complexity and length of restructuring our business, we face the challenge of generating sufficient cash from our current business activities to support our daily operations during the transition;

●	We may not be able to establish a separate department to solve critical issues in today’s shipping logistics industry;

●	We may not have or not be able to get the necessary funds to continue to expand our service and market our services successfully;

●	Our ability to respond to increasing competitive pressure on our growth and margins;

●	Our ability to gain further expertise and to serve new customers in new service areas;

●	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclical nature of the shipping industry, which could lead to a prolonged period of sluggish demand for our services;

●	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and

●	Developing a winning business model takes time and a new business model may not be recognized by the market immediately. As a publicly traded company, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision.

Our Competition

The market segments that we serve do not have high entry barriers. There are many companies ranging from small to large in China that provide shipping and freight-related logistics services. At present, the state-owned companies in China still dominate the industry and generate a majority of the revenues in the industry. These companies have greater service capabilities, a larger customer base and more financial, marketing, network and human resources than we do. Most of them concentrate their business on shipping agency services to meet general market demand. However, we focus on providing tailored solutions and value-added services to select high-profile customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. As a boutique company that provides specialized services with limited resources and history, we face intense competition in the particular market segments that we serve. Our ability to be successful in our industry depends on our deep understanding of the complexity of industry issues and challenges and our technical ability to develop best solutions to respond to the identified issues and provide effective problem-solving strategies to our targeted customers to achieve the fastest and most cost-effective outcomes. Our value-added services and innovative approaches are highly recognized by our customers, which helps us to gain additional market share and compete effectively with the companies that may be better capitalized than we are or may provide services we do not or cannot provide to our customers.

Employees

As of the date of this report, we have 24 employees, 14 of whom are based in China. Of the total, four are in management, twelve are in operations, five are in finance and accounting and three are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Recent Development

Sino has signed joint project agreements with Sinotrans Guangxi and COSFRE Beijing during the fourth quarter of fiscal year 2017. The project will involve a shift from the current bulk cargo transportation model to a containerized model. The Company has started a trial by facilitating the delivery of Sulphur from Long Beach, California, in the U.S., to Fangcheng Port, Guangxi, PRC and ultimately to the warehouse of the customer. At the end of the fiscal year 2017, there was no revenue or cost of revenue recognized from this business model. Management expects the transportation of cargo via a containerized model will become a new business segment in incoming years.

On August 24, 2017, Sino signed a marketing promoting service agreement with COSCO Qingdao. According to this agreement, COSCO Qingdao will help Sino to promote shipping and multimodal transportation, including inland trucking container transportation services, switch bill of lading and freight collection services.

Sino plans to establish a subsidiary in Ningbo, China, to connect with local small commodities businesses to establish overseas warehouses for them. Sino will provide a service model similar to Amazon, including unloading commodities from the U.S. ports, providing transportation services, providing warehouse space in the U.S., and providing inland transportation logistics services to the door of the end customers.

Item 1A.	Risk Factors.

This item is not applicable to a smaller reporting company such as us.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved or outstanding Staff Comments.

Item 2.	Properties.

We currently rent five facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our U.S. headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Room 502, Tower C YeQing Plaza No. 9, Wangjing North Road Chaoyang District Beijing, PRC 100102	Expires 12/14/2017	160 m [2]

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2018	285.99 m [2]

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 08/31/2019	179 m [2]

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2019	77 m [2]

Los Angeles, USA	21680 Gateway Center Drive, Suite 330 Diamond Bar, California 91765	Expires 04/30/2020	121.24 m2

Item 3.	Legal Proceedings.

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2017
Common stock price per share:
High	$2.24	$6.73	$4.70	$3.45	$6.73
Low	$0.64	$0.97	$2.34	$2.57	$0.64

Fiscal year 2016
Common stock price per share:
High	$1.60	$1.29	$0.88	$1.33	$1.60
Low	$0.81	$0.69	$0.40	$0.58	$0.40

Approximate Number of Holders of Our Common Stock

As of September 12, 2017, there are 7 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In March 2017, the Company entered into a consulting and advisory services agreement with Jianwei Li, who will provide management consulting services that include marketing program, designing and implementation, and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration of the service in reliance on the exemption under Section 4(2) of the Securities Act, which were issued as restricted shares on March 22, 2017.

Other Information

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

On December 14, 2016, the Company granted a total of 800,000 options to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. With the seven employees’ consent, the Company cancelled the 800,000 options, effective February 16, 2017 and nil was recorded as part of general and administrative expenses related to these options for the year ended June 30, 2017.

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

Overview

Fiscal year 2017 Highlights

Sales for the year ended June 30, 2017 increased by $4,135,073, or 56.6%, from $7,310,540 for the year ended June 30, 2016, to $11,445,613 for the comparable period in 2017. The increase was mainly due to:

●	The Company’s subsidiary, Trans Pacific Shanghai, began providing container trucking services in the second quarter of fiscal year 2017. In addition to the launch of our full-service logistics platform, Trans Pacific Shanghai signed a service agreement with Shanghai International Port (Group) Co. Ltd., resulting in a significant increase in the subsidiary’s revenues. Trans Pacific Shanghai’s revenues generated by its container trucking services and revenues from freight logistic services were $573,341 and $2,964,226 for the year ended June 30, 2017, respectively.

●	Pursuant to the Strategic Cooperation Agreement signed with COSCO Logistics (Americas) Inc. (“COSCO Logistics”), in July 2016, starting in the third quarter of fiscal year 2017, the Company’s subsidiary in Los Angeles, California began providing freight logistic services and container trucking services to COSCO Logistics.

●	Pursuant to an agreement signed in December 2016, the Company and Jetta Global Logistics Inc. (“Jetta Global”) established ACH Trucking Center Corp. (“ACH Center”), a joint venture based in New York that provides trucking services. During the year ended June 30, 2017, ACH Center began to provide freight logistics services and container trucking services to COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) in the New York and New Jersey areas.

●	As an extension of the two agreements the Company signed with Sinotrans Guangxi and COSFRE Beijing, Sino has signed joint project agreements with Sinotrans Guangxi and COSFRE Beijing during the fourth quarter of fiscal year 2017. The project will involve a shift from the current bulk cargo transportation model to a containerized model. The Company has started a trial by facilitating the delivery of Sulphur from Long Beach, California, in the U.S., to Fangcheng Port, Guangxi, PRC and ultimately to the warehouse of the customer. By the end of the fiscal year 2017, there was no revenue or cost of revenue recognized from this business model. Management expects the transportation of cargo via a containerized model to become a new business segment in incoming year.

On February 16, 2017, the Company raised capital by issuing 1.5 million shares of common stock to three institutional investors at a purchase price of $3.18 per share. The aggregate gross proceeds of the sale to the Company totaled $4.77 million, and net proceeds after deducting offering expenses and placement agent fees equaled approximately $4.3 million. The Company will use the funds for working capital and general corporate purposes.

Other 2017 Highlights:

●	In July 2016, the Company signed a Strategic Cooperation Agreement with COSCO Logistics, which is owned by the PRC’s largest integrated shipping company, China COSCO Holdings Company Ltd. Pursuant to the agreement, both parties will provide logistics services between the PRC and the U.S. and develop shipping customers as an end-to-end global logistics service. Starting in the third quarter of fiscal year 2017, the Company and COSCO Logistics began providing container trucking services on the west coast of the U.S. The Company expects to increase its cooperation with COSCO Logistics and to provide inland transportation services in the U.S. for shipments to and from the PRC. According to the agreement, the two companies will also assess locations in the U.S. to potentially establish warehouse and/or distribution facilities in the coming months and share pricing information for short-haul trucking services across selected regions of the U.S.

●	In December 2016, the Company completed the development of its full-service logistics platform, and a website portal to seamlessly connect shipping customers with short-haul trucking transportation services throughout the U.S. is now accessible through the Company’s website. In connection with the new platform, the Company signed strategic cooperation agreements with one major Chinese shipping company, China Ocean Shipping Company (“COSCO”) (consisting of both COSFRE Beijing and COSCO Qingdao) in December 2016 and January 2017. We believe that the Company’s cooperation with COSCO will increase door-to-door short-haul trucking volumes and boost revenues from inland transportation services in the U.S.

●	On April 20, 2017, the Company signed a Strategic Cooperation Agreement with Ningbo Xinyang Shipping Co., Ltd (“COSCO Xinyang”). This agreement with COSCO Xinyang is a continuation of the Company’s ongoing partnership with COSCO. Pursuant to the agreement with COSCO Xinyang, which is similar with the Company’s previously announced inland transportation agreements with COSCO; Sino-Global will receive a percentage of the total amount of each transportation fee for arranging inland transportation services for COSCO Xinyang’s container shipments into U.S. ports. The Company continues to work to expand its business to provide logistics services to customers who ship goods into the U.S.

Fiscal year 2018 Trends

In the fiscal year of 2018, we will continue marketing ourselves to state-owned shipping companies in the PRC, promoting our inland transportation services in the PRC as well as freight logistics and container trucking services in both the PRC and the U.S., and using containers for our bulk shipping projects. In the interim, we will continue to establish our services network in the U.S. in order to increase our revenues and leverage our fundamentals using our new profit model, i.e., developing inland transportation services (including freight logistics and container tracking service). Since Sino began its business restructuring in 2017, the business channels between the U.S. and China have been established, and we are currently at the stage of filling in substantial business. This stage mainly involves the following three aspects:

1.) For goods exported from China to the U.S., Sino will provide inland transportation services in the U.S.

2.) For small commodity exports from China to the U.S., Sino will provide services similar to that of Amazon.com by helping small commodity traders in China establish warehouses in the U.S. and providing inland transportation services and other value-added services to them, including: the receipt of commodities at U.S. ports, transportation of commodities, providing warehouse space in the U.S., and logistical services to the door of the final customers.

3.) For those products or commodities exported from the U.S. to China, such as grain and grain by-products and petroleum by-products, Sino will provide container transportation services.

Sino plans to set up business channels between the U.S. and Australia, Singapore and Thailand during fiscal year 2018. The Company expects to provide shipping and multimodal transportation, including inland container trucking transportation services, switch bill, and freight collection services to importers and exporters between the U.S. and Australia, Singapore and Thailand.

Results of Operations

Revenues

Total revenues increased by $4,135,073, or 56.6%, from $7,310,540 for the year ended June 30, 2016 to $11,445,613 for the comparable period in 2017. This increase was primarily due to the Company’s efforts to diversify its business in the inland transportation management, freight logistic, and container trucking services, resulting in an increase in revenues since the first and second quarters of fiscal year 2017. The increase was partially offset by the decreased revenue from shipping agency and ship management services sector due to the decrease in the number of ships served, and the decreased revenue from our shipping and chartering services sector as a result of the termination of a planned vessel acquisition.

The following tables present summary information by segment for the years ended June 30, 2017 and 2016:

	For the year ended June 30, 2017
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$2,746,423	$-	$-	$2,746,423
- Third parties	$-	$-	$3,012,177	$4,815,450	$871,563	$8,699,190
Cost of revenues	$-	$-	$620,259	$3,710,364	$649,968	$4,980,591
Gross profit	$-	$-	$5,138,341	$1,105,086	$221,595	$6,465,022
GM%	-%	-%	89.2%	22.9%	25.4%	56.5%

	For the year ended June 30, 2016
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$2,269,346	$2,269,346
- Third parties	$2,507,800	$462,218	$2,071,176	$5,041,194
Cost of revenues	$2,175,109	$212,510	$1,350,370	$3,737,989
Gross profit	$332,691	$249,708	$2,990,152	$3,572,551
GM %	13.3%	54.0%	68.9%	48.9%

Revenues

(1) Revenues from Shipping Agency and Ship Management Services

For the years ended June 30, 2017 and June 30, 2016, our revenues generated from the shipping agency segment were nil and $2,507,800, respectively. As the Company has stated in its previous annual report for the fiscal year ended June 30, 2016, management decided to suspend the shipping agency services because the shipping industry is experiencing a downturn. The decline in revenues in this service sector was due to this suspension. As a result, there was a decrease in the total number of ships the Company served from 19 ships for the year ended June 30, 2016 to nil for the year ended June 30, 2017. Our decision to suspend our shipping agency business was based on reduced market demand for imported iron ore as a result of an across-the-board general economic slow-down, decreased manufacturing activities, rising labor costs in the PRC and intense competition in the shipping industry with established and new competitors offering rates that in many cases are lower than the rates we can offer. Rising labor costs and increased overhead costs also reduced our profitability in this segment. However, we plan to resume providing shipping agency services once the shipping industry outlook turns positive.

We did not generate any revenue from providing ship management services for the years ended June 30, 2017 and 2016 as management decided to suspend the ship management business segment at the beginning of fiscal year 2016.

(2) Revenues from Shipping and Chartering Services

In connection with the termination of the acquisition of Rong Yao International Shipping Limited (“Rong Yao”) on December 7, 2015, the Company realigned its development strategy and temporarily suspended its shipping and chartering services. As a result, we reported nil and $462,218 in revenue from this segment for the years ended June 30, 2017 and 2016, respectively.

Temporary suspension of the two above business sectors are not treated as discontinued operations since management believes they will continue to operate through these segments once the shipping business market recovers and the overall economy improves. Management is still actively identifying new potential relationships with targets for generating ship management service revenue, as well as developing the shipping agency sales network. The Company has also retained the employees who previous handled the business in relation to these two sectors. Although there is no current revenue from these two business sectors, the employees who previously were employed in the shipping agency and ship management business currently participate in the organization and development of inland transportation management services, freight logistics services and container trucking services. Once the shipping agency and ship management services and shipping and chartering services restarts again, the employees who previously worked for these sectors will revert to their previous positions to service theses business segments.

(3) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. As a result, for the years ended June 30, 2017 and 2016, inland transportation management services revenue generated from related-party was $2,746,423 and $2,269,346, respectively, and revenue generated from third-party was $3,012,177 and $2,071,176, respectively. For the years ended June 30, 2017 and 2016, gross profits from inland transportation management services amounted to $5,138,341 and $2,990,152, respectively.

The increase in total revenues from this segment is due to the increase in the amount of commodities transported through both Zhiyuan Investment Group and Tengda Northwest. For Tengda Northwest, the service fee was RMB 32 per ton. Transported quantities were 648,739 tons for the year ended June 30, 2017 compared to 365,104 tons for the year ended June 30, 2016. For Zhiyuan Investment Group, the service fee was RMB 38 per ton. Transported quantities were 498,210 tons for the year ended June 30, 2017 compared to 442,757 tons for the year ended June 30, 2016.

Overall gross margin for this segment increased to 89.2% for the year ended June 30, 2017 from 68.9% for the year ended June 30, 2016. The increase in gross margin is mainly due to:

1)

Increased efficiency: When the Company takes in a new customer in this segment, the majority of the costs are incurred upfront when the Company uses its professional expertise to assist the customer in setting up efficient and sound procedures and policies to minimize losses in the transportation process. Once the process is set up, marginal cost is needed as the Company is only required to spend labor costs to monitor and improve the operation process and handling specific issues as needed.

The component of the costs associated with inland transportation management services is primarily the salaries of the employees who are assigned to maintain the transportation services. The logistic transportation fees made directly by the end customers to the logistics companies. During the door-to-door transportation progress, the assigned personnel will monitor the progress of transportation, coordinate with the logistics companies and warehouses in order for the products to be transported safely to the agreed destination. The Company has been providing such business services since 2014. Throughout the three years of development, the employees familiarized with the tasks in providing such services and the Company’s network with those logistics companies has matured. The Company has also become more effective and efficient in handling such business. During the year ended June 30, 2017, only two employees in Beijing and Hong Kong were authorized by management in Company headquarters to spend a limited number of hours per day handling inland transportation services. For the same period in 2016, a greater number of employees were assigned to work on such services. The cost of revenues for providing inland transportation management services are measured based on the number of hours allocated to perform such services. As the number of employees assigned for the services decreased and the hours assigned for each employee per day also decreased, the total hours related to perform such services decreased accordingly, which led to the significant decrease in cost of revenues.

2)	Increased transportation volume: Due to the increase of price in Chrome ore and Chrome iron in the commodity market, our customers have increased demand for shipments resulting increased transportation volume we managed. As discussed above, no substantial costs were incurred to handle the extra volume; economies of scale led to further increases of our gross margin.

(4) Revenues from Freight Logistic Services

Since we formed our new subsidiary, Sino-Global Shipping LA, Inc., in January 2016, we began providing freight logistic services, including cargo forwarding and truck transportation services. During the year ended June 30, 2017, the portion of revenues generated from freight logistic services has increased significantly, and the Company presents the related revenue as a separate business segment. The Company has signed agreements with non-related parties, LJC Trading New York Ltd. and Zhiyuan (Hong Kong) Chromium Group Co., to provide freight logistic services.

Pursuant to the strategic cooperation agreement with COSCO Logistics, signed in July 2016, Sino-Global Shipping LA, Inc. began to provide logistic services to COSCO Logistics beginning the third quarter of fiscal year 2017. These services include cargo forwarding, trucking and customs declaration and filings.

In the third quarter of fiscal year 2017, the Company entered into an agreement with COSFRE Beijing, pursuant to which the Company formed a new joint venture company, ACH Trucking Center, with Jetta Global to provide short-haul trucking transportation and freight logistics services to customers located in the New York and New Jersey areas. Benefitting from the Company’s new logistics platform, strategic cooperation with COSCO Logistics and the new joint venture, revenue generated from freight logistic services was $4,815,450, and the related gross profit was $1,105,086 for the year ended June 30, 2017.

(5) Revenues from Container Trucking Services

Since we completed our website version of short distance container truck service platform in December 2016, we began to generate revenue from short distance trucking and containers services through the service platform and presents this as a new segment, “Container Trucking Services” beginning in the second quarter of 2017. Since the second quarter of fiscal year 2017, the Company has provided container trucking services in the PRC, and began to provide related services in the U.S. beginning in the third quarter of fiscal year 2017. This new business segment is based on a modified and improved version of our freight logistics services business segment. For the year ended June 30, 2017, revenue generated from container trucking services was $871,563 and the related gross profit was $221,595.

Operating Costs and Expenses

Total operating costs and expenses decreased by $215,336 or 2.5%, from $8,559,767 for the year ended June 30, 2016 to $8,344,431 for the year ended June 30, 2017. This decrease was primarily due to the decrease in general and administrative expenses and selling expenses partially offset by the increase in cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the years ended June 30,
	2017		2016		Change
	US$	%	US$	%	US$	%

Revenues	11,445,613	100.0%	7,310,540	100.0%	4,135,073	56.6%
Cost of revenues	4,980,591	43.5%	3,737,989	51.1%	1,242,602	33.2%
Gross margin	56.5%		48.9%		7.6%

General and administrative expenses	3,152,336	27.5%	4,346,159	59.5%	(1,193,823)	(27.5)%
Selling expenses	211,504	1.8%	475,619	6.5%	(264,115)	(55.5)%
Total Costs and Expenses	8,344,431	72.8%	8,559,767	117.1%	(215,336)	(2.5)%

Costs of Revenues

Cost of revenues was $4,980,591 for the year ended June 30, 2017, an increase of $1,242,602, or 33.2%, as compared to $3,737,989 for the year ended June 30, 2016. The overall cost of revenues as a percentage of our revenues decreased from 51.1% for the year ended June 30, 2016, to 43.5% for the year ended June 30, 2017. The decrease in the overall costs of revenues in percentage terms for the year ended June 30, 201 7is due to the fact that the majority of our revenues during the year ended June 30, 2017 came from the more profitable inland transportation services and freight logistics services rather than the less profitable shipping agency service sector. Since revenue from shipping agency services has been decreased to nil, inland transportation management services and freight logistic services are now considered to be our essential revenue sources.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the year ended June 30, 2017, we had $3,152,336 of general and administrative expenses, as compared to $4,346,159 for the year ended June 30, 2016, a decrease of $1,193,823, or 27.5%. The decrease was mainly due to decreased stock-based compensation for common stock issued to consultants, decreased stock compensation for management, a recovery on allowance for doubtful accounts, and fewer legal fees incurred during the year ended June 30, 2017 compared to the corresponding period in 2016. As a result of the substantial reduction in general and administrative expenses and the increase in revenues, our general and administrative expenses, as a percentage of revenue, decreased from 59.5% for the year ended June 30, 2016 to 27.5% for the corresponding period in 2017.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and salaries and commissions for our operating staff at the ports at which we provide services. For the year ended June 30, 2017, we had $211,504 of selling expenses as compared to $475,619 for the year ended June 30, 2016, a decrease of $264,115, or 55.5%. The decrease was mainly attributable to the suspension of shipping agency services during the year ended June 30, 2017. No salaries and commissions were made for the operating staff at the ports. On the other hand, the Company clarified responsibilities for the sales personnel and centralized major sales activities functions in our headquarters in order to decrease selling expenses incurred in different subsidiaries in 2016. As a percentage of revenue, our selling expenses decreased from 6.5% for the year ended June 30, 2016, to 1.8% for the corresponding period in 2017.

Operating Income (Loss)

The Company had an operating income of $3,101,182 for the year ended June 30, 2017, compared to an operating loss of $1,249,227 for the comparable period ended June 30, 2016. The increase was mainly due to increased revenue generated from inland transportation management services and freight logistic services with strong gross profit contributions, and the significant decline in general and administrative expenses and selling expenses discussed above.

Financial Income (Expense), Net

The Company’s net financial income was $30,278 for the year ended June 30, 2017, compared to net financial expense of $247,530 for the same period of 2016. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income (expenses) for the years ended June 30, 2017 and 2016 mainly reflects the foreign currency transaction income expressed in USD.

Taxation

The Company’s income tax benefit was $472,084 for the year ended June 30, 2017, compared to an income tax expense of $812,593 for the year ended June 30, 2016. During the year ended June 30, 2017, the amount of net operating loss (“NOL”) utilized was $1,853,000 and the tax benefit derived from such NOL was $630,000; in the corresponding period for the year ended June 30, 2016, the utilization of NOL was nil and no tax benefit was derived from NOL. During the year ended June 30, 2017, the Company provided an allowance against the deferred tax assets based on the Company’s projected taxable income and resulted in a net deferred tax asset of approximately $749,000; in the corresponding period of 2016, the Company provided a 100% valuation allowance against the deferred tax assets and no tax benefit was derived therefrom. The decrease in income tax expense was also attributable to a decrease in the taxable income of Trans Pacific during the year ended June 30, 2017 in comparison to the same period in 2016.

Net Income (Loss)

As a result of the foregoing, the Company had a net income of $3,603,544 for the year ended June 30, 2017, compared to a net loss of $2,301,522 for the year ended June 30, 2016. After the deduction of non-controlling interest, net income attributable to Sino-Global was $3,624,892 for the year ended June 30, 2017; for the year ended June 30, 2016, the Company had a net loss of $1,965,929. Comprehensive income attributable to the Company was $3,491,235 for the year ended June 30, 2017, compared to a comprehensive loss of $2,338,268 for the year ended June 30, 2016.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2017, we had $8,733,742 in cash and cash equivalents. We held approximately 28.2% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 71.8% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$2,994,770	$(121,048)
Net cash provided by (used in) investing activities	$(62,412)	$294,376
Net cash provided by financing activities	$4,402,488	$646,589
Net increase in cash and cash equivalents	$7,347,748	$655,672
Cash and cash equivalents at the beginning of year	$1,385,994	$730,322
Cash and cash equivalents at the end of year	$8,733,742	$1,385,994

The following table sets forth a summary of our working capital:

	June 30, 2017	June 30, 2016	Variation	%

Total Current Assets	$16,754,888	$8,651,985	$8,102,903	93.7%
Total Current Liabilities	$3,086,496	$2,437,382	$649,114	26.6%
Working Capital	$13,668,392	$6,214,603	$7,453,789	119.9%
Current Ratio	5.43	3.55	1.88	53.0%

We finance our ongoing operating activities primarily by using funds from our operations. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, Management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and the Company’s operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint ventures and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and our ability to access other funding sources, management believes that the foregoing measures will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Our net cash derived from operating activities was $2,994,770 for the year ended June 30, 2017, including net income of $3.60 million from increased revenue generated from inland transportation management services, freight logistics services with strong margin contributions and decreased general and administrative expenses and sales expenses. In addition, advances to third party suppliers- decreased by $2.09 million because we received certain freight services prepayments pursuant to our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD in the third and fourth quarter of 2017. However, advances to related-party suppliers increased by $3.32 million as a result of Cooperative Transportation Agreement signed with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (“Zhiyuan Hong Kong”), a related party, pursuant to which we advanced transportation payments of approximately $3.33 million during the year ended June 30, 2017. Cash inflows from operating activities for the year ended June 30, 2017 reflect the above mentioned major factors.

Net cash used in operating activities was $121,048 for the year ended June 30, 2016, which included our operating loss of $2.30 million due to our decreased revenue in the shipping agency service sector and increased selling expenses. In addition, the advances to third-party suppliers increased by $2.14 million because we prepaid freight fees of RMB 14.58 million (approximately $2.2 million) based on our Memorandum of Understanding (“MOU”) with Singapore Metals & Minerals Pte Ltd. (“the Buyer”) and Galasi Jernsih Sdn BHD (“the Seller”), the accounts receivable decreased by $0.62 million because we strengthened our cash collection efforts and received a payment of RMB 13.4 million (approximately $2.0 million) from Tengda Northwest, our major third-party customer of inland transportation services, and due from related parties decreased by $1.16 million because we collected RMB 22.2 million (approximately $3.3 million) from our related party customer, Zhiyuan. The Company’s cash outflows from operating activities for the year ended June 30, 2016 reflected the above mentioned factors.

Investing Activities

The Company’s net cash used in investing activities was $62,412 for the year ended June 30, 2017 compared to net cash provided by investing activities of $294,376 for the same period of 2016. For the year ended June 30, 2017, we purchased a vehicle in the amount of $55,339. For the year ended June 30, 2016, the amount was mainly generated by cash collection from the termination of our $326,035 vessel acquisition.

Financing Activities

The Company’s net cash derived from financing activities was $4,402,488 for the year ended June 30, 2017, compared to $646,589 for the year ended June 30, 2016. During the year ended June 30, 2017, 75,000 stock options were exercised by the two employees of the Company with an exercise price of $1.10. As a result, net proceeds of $82,500 were recognized as net proceeds from exercise of stock options by the Company. In addition, the Company received net proceeds in the amount of $4,319,988 from a registered direct sale of 1.5 million shares of its common stock to three institutional investors.

Net cash provided by financing activities was $646,589 for the year ended June 30, 2016, of which $691,600 resulted from the proceeds from the issuance of common stock to one individual investor in a private sale transaction on July 10, 2015. During the year ended June 30, 2016, the Company repurchased 50,306 common shares and recorded such shares as treasury stock, with a payment of $45,011.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the year ended June 30, 2017 in our accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2016.

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

Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contracts.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

●	Revenues from ship management services are recognized when the related contractual services are rendered.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of the parent, its subsidiaries and its affiliates. All inter-company transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd. (“Sino-China”) is considered to be a Variable Interest Entity (VIE) and the Company is the primary beneficiary. Because of the contractual arrangements, the Company had a pecuniary interest in Sino-China that requires consolidation of our and Sino-China’s financial statements. The accounts of Sino-China are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standard Codification (“ASC”) 810-10, “Consolidation”. As a VIE, Sino-China’s revenues are included in our total revenues, its net loss from operations is consolidated with our net income (loss) before non-controlling interest. Our non-controlling interest in its net loss is then subtracted to calculate the net income attributable to the Company. The Company temporarily suspended its business with Sino-China in June 2014, therefore, there is no net income generated by Sino-China in the present.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, deferred income taxes, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Taxation

Because the Company and its subsidiaries and Sino-China are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”). Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2017 and 2016, respectively.

Income tax returns for the years prior to 2014 are no longer subject to examination by U.S. tax authorities. Income tax returns for the years prior to 2012 are no longer subject to examination by PRC authorities.

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

Enterprises or individuals who sell commodities, engage in services or selling of goods in the PRC are subject to a value added tax (“VAT”) in accordance with PRC laws. All of the Company’s revenue generated in the PRC are subject to a VAT on the gross sales price. The VAT rates are 6% and 11%, depending on the type of services provided. The VAT may be offset by VAT paid by the Company on service.

In addition, under PRC regulations, the Company’s PRC subsidiaries and affiliates are required to pay city construction taxes (7%) and education surcharges (3%) based on calculated business tax payments.

The Company’s PRC subsidiaries and affiliates report revenues net of PRC’s VAT, business tax and surcharges for all the periods presented in the consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of June 30, 2017, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2017:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

The Company is not required to have its internal control over financial reporting as of June 30, 2017 audited by its auditors because it is a smaller reporting company.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 53

Director since 2001

Mr. Cao is our Chief Executive Officer and a Director. Mr. Cao founded our company in 2001 and has been the Chief Executive Officer since that time. Mr. Cao has been Chief Executive officer of our company since its formation. Prior to founding our company, Mr. Cao was a Chief Representative of Wagenborg-Lagenduk Scheepvaart BV, Holland, from 1992 to 1993, Director of the Penavico-Beijing’s shipping agency from 1987 through 1992, and a seaman for Cosco-Hong Kong from 1984 through 1987. Mr. Cao received his EMBA degree in 2009 from Shanghai Jiao Tong University. Mr. Cao was chosen as a director because he is the founder of our company and we believe his knowledge of our company and years of experience in our industry give him the ability to guide our company as a director.

Jing Wang

Independent Director

Age - 69

Director since 2007

Mr. Wang currently serves as Chief Economist to China Minsheng Banking Corp., Ltd. and has held this position since December 2002. Mr. Wang was a Chinese Project Advisor for the World Bank from 1990 until 1994. From 1998 through 2000, Mr. Wang was the vice director of Tianjin Security and Futures Supervision Office, in charge of initial public offerings and listing companies. Mr. Wang is an independent director for Tianjin Binhai Energy & Development Co. Ltd., (Shenzhen Stock Exchange: 000695); Tianjin Marine Shipping Co., Ltd. (Shanghai Stock Exchange: 600751), and ReneSola Company (London Stock Exchange: SOLA). Mr. Wang received a Bachelor degree in Economics from Tianjin University of Finance and Economics. The Board believes that Mr. Wang’s economics background and experience working with public companies qualify him to serve a director of the Company.

Tieliang Liu

Independent Director

Age - 57

Director since 2013

Dr. Liu currently serves as the vice president in charge of accounting and finance to China Sun-Trust Group Ltd. and has held this position since 2001. Dr. Liu was a financial controller for Huaxing Group Ltd from 1998 to 2001. From 1996 through 1998, he was the chief accountant of China Enterprise Consulting Co., Ltd. Before working in industry, Dr. Liu taught accounting and finance in a university for more than ten years and has published dozens of books and articles. Dr. Liu is a CPA in China. He received a PhD, master’s and bachelor’s degrees from Tianjin University of Finance and Economics. Dr. Liu has been chosen to serve as a director because of his accounting and business knowledge and experience in working with small and medium-sized companies.

Ming Zhu

Independent Director

Age - 58

Director since 2014

Mr. Zhu has been an international business consultant with RMCC Investment LLC, a Richmond, Virginia based consulting firm, since 1994. Mr. Zhu holds a master’s degree in tourism and business from Virginia Commonwealth University. Mr. Zhu has also served as an independent director at eFuture Information Technology Inc. since 2007 and as an independent director of Tri-Tech Holding, Inc. since 2012. Mr. Zhu was chosen as a director because of his experience with public companies and his knowledge of our company.

Zhikang Huang

Chief Operating Officer and Director

Age - 40

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

Age – 32

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

We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company; as such, we deem it appropriate to be able to benefit from the guidance of Mr. Cao as both our Chief Executive Officer and Chairman of the Board.

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

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Mrs. Tuo Pan, our Acting Chief Financial Officer, Mr. Anthony S. Chan, our former Executive Vice President and Acting Chief Financial Officer and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2017 and 2016. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

				Securities-
				based	All other
Name	Year	Salary	Bonus	Compensation	Compensation	Total
Lei Cao,	2017	$180,000	-	-	-	$180,000
Principal Executive Officer	2016	$180,000	-	$159,000	-	$339,000
Tuo Pan, (1)	2017	$60,000	-	-	-	$60,000
Acting Chief Financial Officer	2016	$60,000	-	$21,200	-	$81,200
Anthony S. Chan, (2)	2017	-	$-	-	-	-
Acting Chief Financial Officer	2016	$83,333	$50,000	-	-	$133,333
Zhikang Huang,	2017	$100,000	-	-	-	$100,000
Chief Operating Officer	2016	$100,000	-	$95,400	-	$195,400

(1)	Ms. Pan was appointed as our Acting Chief Financial Officer on October 15, 2015.
(2)	Effective October 15, 2015, Mr. Anthony S. Chan resigned as our Acting Chief Financial Officer.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2017, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	Exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	36,000	-	-	$7.75	May 19, 2018
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Zhikang Huang,
Chief Operating Officer	-	-	-	-	-

(1)	Our Company has made stock awards to executive officers. The details are shown as Item 12.

Director Compensation for the year ended June 30, 2017(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (2)	All other compensation ($)	Total ($)
Tieliang Liu	20,000	0	0	0	20,000
Jing Wang	20,000	0	0	0	20,000
Ming Zhu	20,000	0	0	0	20,000

(1)	This table does not include Mr. Lei Cao, our Chief Executive Officer, because although Mr. Cao is a director and named executive officer, Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.
(2)	We granted options to purchase 10,000 shares of our common stock to Mr. Jing Wang on May 20, 2008. We granted options to purchase 10,000 shares of our common stock to Mr. Tieliang Liu on January 31, 2013. No value is reflected for the awards in this table because the grant date fair value of all grants was reflected in the year of the applicable grant.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for one-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (a) in the absence of a change of control, a one-time payment of the then-applicable annual salary of such executive or (b) in the event of a change of control, a one-time payment of one-and-a-half times the then-applicable annual salary of such executive. In the event of termination due to death or disability, the payment is equal to two times the executive’s salary.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2017, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans under the 2008 Incentive Plan approved by security holders	64,000	$7.03	238,903	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	75,000	$1.10	8,590,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 302,903 shares of our common stock. The 64,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 150,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 75,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 600,000 shares of common stock to consultants to our Company in 2014 and 660,000 shares of common stock to our officers and directors in 2016 under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 238,903 shares under the 2008 Incentive Plan, and we may issue 8,590,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The below table reflects the ownership of our common stock by officers, directors and holders of more than five percent of our common stock. Percentages are based on 10,105,535 shares issued and outstanding as of September 12, 2017.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao (1)(2)	Common	1,465,040	14.5%
Mrs. Tuo Pan (1)	Common	20,000	*
Mr. Michael Huang (1)	Common	80,000	*
Mr. Jing Wang (1)(3)	Common	50,000	*
Mr. Liu Tieliang (1)(4)	Common	48,000	*
Mr. Ming Zhu (1)	Common	40,000	*
Mr. Yafei Li (1)	Common	20,000	*
Total Officers and Directors (6 individuals)	Common	1,723,040	17.1%

Other Five Percent Shareholders
Mr. Zhong Zhang (5)	Common	1,800,000	17.8%

*     Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.
(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(3)	Mr. Wang has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have vested.
(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 8,000 of which have vested as of the date of this 10-K.
(5)	Mr. Zhang’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

On June 27, 2013, we signed a 5-year global logistic service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd and TianJin Zhi Yuan Investment Group Co., Ltd (together “Zhiyuan”). Zhiyuan is owned by Mr. Zhang, the largest shareholder of the Company. For the year ended June 30, 2013, we had no business transaction with Zhiyuan. Before Mr. Zhang was a shareholder of the Company, he agreed with the Company to cause Zhiyuan to procure certain services from the Company. The 5-year global logistic service agreement details the nature of such cooperation between Zhiyuan and the Company. Thus, while Mr. Zhang’s initial agreement to direct business to the company was made when he was not a related party, the subsequent agreement was entered after he was a related party. During the quarter ended September 30, 2013, the Company executed a shipping and chartering services agreement with Zhiyuan whereby it assisted in the transportation of approximately 51,000 tons of chromite ore from South Africa to China. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan whereby it would provide certain advisory services and help control its potential commodities loss during the transportation process. In addition, the Company executed a one-year short-term loan agreement with Zhiyuan, effective January 1, 2014, to facilitate the working capital needs of Zhiyuan on an as-needed basis. In September 2014, the Company collected approximately $2.7 million from the Zhiyuan Investment Group, representing full repayment of the short-term loan and payment of approximately $1.6 million of outstanding trade receivable. In October 2014, the Company collected approximately $384,000 from the Zhiyuan Investment Group to reduce the outstanding trade receivable. For the years ended June 30, 2016 and 2017, the Company continued to provide inland transportation management services to the Zhiyuan Investment Group. The net amount due from the Zhiyuan Investment Group at June 30, 2016 and 2017 were $1,622,519 and $1,715,130.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2017. Audit services provided by Friedman LLP for fiscal year 2017 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal years 2017 and 2016, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $190,000 and $190,000, respectively.

Tax Fees

Tax fees related to tax return preparation amounted to $27,771 and $23,690 during fiscal year 2017 and 2016, respectively.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd. (1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (2)
10.9	The Company’s 2014 Stock Incentive Plan. (6)
10.10	Asset Purchase Agreement by and between Sino-Global and the selling shareholder dated April 10, 2015. (4)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company. (7)
23.1	Consent of Independent Audit Firm. (7)
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. (7)
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. (7)
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-199160
(5)	Incorporated by reference to the Company’s Form 10-K filed on September 18, 2015.
(6)	Incorporated by reference to the Company’s Form S-8 filed on April 23, 2014.
(7)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 27, 2017	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 27, 2017	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)

September 27, 2017	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

September 27, 2017	By	/s/ Zhikang Huang
Zhikang Huang
Chief Operating Officer and Director

September 27, 2017	By:	/s/ Jing Wang
Jing Wang
Director

September 27, 2017	By:	/s/ Ming Zhu
Ming Zhu
Director

September 27, 2017	By:	/s/ Tieliang Liu
Tieliang Liu
Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino-Global Shipping America, Ltd.

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York

September 27, 2017

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$8,733,742	$1,385,994
Accounts receivable, less allowance for doubtful accounts of $185,821 and $207,028 as of June 30, 2017 and 2016, respectively	2,569,141	2,333,024
Other receivables, less allowance for doubtful accounts of $145,244 and $145,186 as of June 30, 2017 and 2016, respectively	37,811	290,907
Advances to suppliers-third parties	54,890	2,192,910
Advances to suppliers-related party	3,333,038	-
Prepaid expenses and other current assets	311,136	826,631
Due from related parties	1,715,130	1,622,519

Total Current Assets	16,754,888	8,651,985

Property and equipment, net	187,373	176,367
Prepaid expenses	6,882	178,982
Other long-term assets	117,478	46,810
Deferred tax assets	749,400	-

Total Assets	$17,816,021	$9,054,144

Liabilities and Equity

Current Liabilities
Advances from customers	$369,717	$24,373
Accounts payable	206,211	489,490
Taxes payable	1,886,216	1,637,197
Due to related parties	206,323	-
Accrued expenses and other current liabilities	418,029	286,322

Total Current Liabilities	3,086,496	2,437,382

Total Liabilities	3,086,496	2,437,382

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 10,281,032 and 8,456,032 shares issued as of June 30, 2017 and 2016; 10,105,535 and 8,280,535 outstanding as of June 30, 2017 and 2016, respectively	20,535,379	15,500,391
Additional paid-in capital	688,934	1,140,962
Treasury stock, at cost, 175,497 shares as of June 30, 2017 and 2016	(417,538)	(417,538)
Accumulated deficit	(893,907)	(4,518,799)
Accumulated other comprehensive loss	(414,564)	(280,907)

Total Sino-Global Shipping America Ltd. Stockholders’ Equity	19,498,304	11,424,109

Non-controlling Interest	(4,768,779)	(4,807,347)

Total Equity	14,729,525	6,616,762

Total Liabilities and Equity	$17,816,021	$9,054,144

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2017	2016

Net revenues - third parties	$8,699,190	$5,041,194
Net revenues - related party	2,746,423	2,269,346
Total revenues	11,445,613	7,310,540
Cost of revenues	(4,980,591)	(3,737,989)
Gross profit	6,465,022	3,572,551

General and administrative expenses	(3,152,336)	(4,346,159)
Selling expenses	(211,504)	(475,619)
Total operating expenses	(3,363,840)	(4,821,778)

Operating income (loss)	3,101,182	(1,249,227)

Financial income (expense), net	30,278	(247,530)
Other income, net	-	7,828
Total other income (expense)	30,278	(239,702)

Net income (loss) before provision for income taxes	3,131,460	(1,488,929)

Income tax benefit (expense)	472,084	(812,593)

Net income (loss)	3,603,544	(2,301,522)

Net loss attributable to non-controlling interest	(21,348)	(335,593)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$3,624,892	$(1,965,929)

Comprehensive income (loss)
Net income (loss)	$3,603,544	$(2,301,522)
Other comprehensive loss - foreign currency translation loss	(73,741)	(134,155)
Comprehensive income (loss)	3,529,803	(2,435,677)

Less: Comprehensive income (loss) attributable to non-controlling interest	38,568	(97,409)

Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$3,491,235	$(2,338,268)

Earnings (loss) per share
-Basic	$0.41	$(0.23)
-Diluted	$0.41	$(0.23)

Weighted average number of common shares used in computation
-Basic	8,911,494	8,651,606
-Diluted	8,949,960	8,651,606

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other Comprehensive	Total stockholders’	Non-controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	income (loss)	Equity	interest	Equity
Balance as of June 30, 2015	7,996,032	$16,303,327	$1,137,082	(125,191)	$(372,527)	$(2,552,870)	$91,432	$14,606,444	$(4,709,938)	$9,896,506

Issuance of common stock, net of issuance costs of $59,336	1,000,000	1,067,264	-	-	-	-	-	1,067,264	-	1,067,264
Stock-based compensation to management	660,000	349,800	-	-	-	-	-	349,800	-	349,800
Cancellation of common stock	(1,200,000)	(2,220,000)	-	-	-	-	-	(2,220,000)	-	(2,220,000)
Purchase of common stock	-	-	-	(50,306)	(45,011)	-	-	(45,011)	-	(45,011)
Amortization of stock options	-	-	3,880	-	-	-	-	3,880	-	3,880
Foreign currency translation	-	-	-	-	-	-	(372,339)	(372,339)	238,184	(134,155)
Net loss	-	-	-	-	-	(1,965,929)	-	(1,965,929)	(335,593)	(2,301,522)

Balance as of June 30, 2016	8,456,032	$15,500,391	$1,140,962	(175,497)	$(417,538)	$(4,518,799)	$(280,907)	$11,424,109	$(4,807,347)	$6,616,762

Issuance of common stock, net of issuance costs of $450,013	1,500,000	4,319,988	-	-	-	-	-	4,319,988	-	4,319,988
Exercise of stock options	75,000	82,500	-	-	-	-	-	82,500	-	82,500
Amortization of stock options	-	-	110,195	-	-	-	-	110,195	-	110,195
Shares issued for services	250,000	632,500	(562,223)	-	-	-	-	70,277	-	70,277
Foreign currency translation	-	-	-	-	-	-	(133,657)	(133,657)	59,916	(73,741)
Net income (loss)	-	-	-	-	-	3,624,892	-	3,624,892	(21,348)	3,603,544

Balance as of June 30, 2017	10,281,032	$20,535,379	$688,934	(175,497)	$(417,538)	$(893,907)	$(414,564)	$19,498,304	$(4,768,779)	$14,729,525

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2017	2016

Operating Activities

Net income (loss)	$3,603,544	$(2,301,522)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation to management	-	349,800
Amortization of stock-based compensation to consultants	599,846	1,327,780
Amortization of employee stock options	110,195	3,880
Depreciation and amortization	49,367	59,508
Provision for (recovery of) doubtful accounts	(18,912)	132,915
Deferred tax provision (benefit)	(749,400)	280,600
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(260,165)	616,280
Decrease (increase) in other receivables	249,768	(98,935)
Decrease (increase) in advances to suppliers-third parties	2,085,281	(2,141,935)
Increase in advances to suppliers-related party	(3,317,382)	-
Decrease (increase) in prepaid expenses	162,727	(4,228)
Increase in other current assets	(18,931)	(30,600)
Increase in other long-term assets	(70,806)	-
(Increase) decrease in due from related parties	(117,772)	1,162,072
Increase (decrease) in advances from customers	343,790	(101,828)
Decrease in accounts payable	(272,474)	(202,098)
Increase in taxes payable	278,288	640,549
Increase in due to related parties	206,323	-
Increase in accrued expenses and other current liabilities	131,483	186,714

Net cash provided by (used in) operating activities	2,994,770	(121,048)

Investing Activities
Acquisition of property and equipment	(62,412)	(31,659)
Cash collected from the termination of vessel acquisition	-	326,035

Net cash provided by (used in) investing activities	(62,412)	294,376

Financing Activities
Proceeds from issuance of common stock, net	4,319,988	691,600
Proceeds from exercise of employee stock options for common stock	82,500	-
Repurchase of common stock	-	(45,011)

Net cash provided by financing activities	4,402,488	646,589

Effect of exchange rate fluctuations on cash and cash equivalents	12,902	(164,245)

Net increase in cash and cash equivalents	7,347,748	655,672

Cash and cash equivalents at beginning of year	1,385,994	730,322

Cash and cash equivalents at end of year	$8,733,742	$1,385,994

Supplemental information
Income taxes paid	$89,324	$23,286
Non-cash investing and financing activities:
Return of common stock issued for vessel acquisition	$-	$(2,220,000)
Issuance of common stock to pay for professional services	$632,500	$435,000

The accompanying notes are an integral part of these consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistic integrated solution provider. The Company provides tailored solutions and value-added services for its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China, including Hong Kong (the “PRC”), Australia and Canada. Currently, a significant portion of the Company’s business is generated from clients located in the PRC.

The Company’s Chinese subsidiary, Trans Pacific Shipping Limited, a wholly-owned foreign enterprise (“Trans Pacific Beijing”), is the 90% owner of Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”.

Prior to fiscal year 2016, the Company’s shipping agency business was operated by its subsidiaries in the PRC. The Company’s ship management services were operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services were operated by its subsidiaries in the U.S. and subsidiary in Hong Kong. Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC, Hong Kong and the U.S. The Company’s freight logistic services are operated by its subsidiaries in the PRC and the U.S. The Company’s container trucking services are currently operated by its subsidiaries in the PRC and through a joint venture in the U.S. The Company has increased its businesses in the U.S. from third quarter of fiscal year 2017 since the website of the short haul container truck services platform has launched in December 2016.

In January 2016, the Company formed a subsidiary, Sino-Global Shipping LA Inc., a California corporation (“Sino LA”), for the purpose of expanding its business to provide freight logistic services to importers who ship goods into the U.S. The Company expects to generate additional revenues from providing inland transportation services and bulk cargo container services in the coming fiscal year.

In fiscal year 2016, affected by worsening market conditions in the shipping industry, the Company’s shipping agency business sector suffered a significant decrease in revenue due to a reduced number of ships served. As a result, the Company has suspended its shipping agency services business. Also, as a result of these market condition changes, the Company has suspended its ship management services business. In addition, in December 2015, the Company suspended its shipping and chartering services business, primarily as a result of the termination of a previously-contemplated vessel acquisition. As of June 30, 2017, the Company’s business segments consist of inland transportation management services, freight logistics services and container trucking services.

In August 2016, the Company’s Board of Directors (the “Board”) authorized management to move forward with the development of a mobile application that will provide a full-service logistics platform between the U.S. and the PRC for short-haul trucking in the U.S.

Sino-Global completed development of a full-service logistics platform as of December 2016. Upon the completion of the platform, the Company signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sino-Trans Guangxi in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company will receive a percentage of the total amount of each transportation fee for the arrangement of inland transportation services for COSFRE Beijing’s container shipments into U.S. ports. For the strategic cooperation framework agreement with Sino-Trans Guangxi, which is a subsidiary of Sino-Trans Limited, the Company expects to utilize both parties’ existing resources and establish an integrated logistics plan to provide an end-to-end supply chain solution for customers shipping soybeans and sulfur products from the U.S. to southern PRC via container.

On January 5, 2017, the Company entered into a joint venture agreement and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”) with Jetta Global Logistics Inc. (“Jetta Global”). Along with the establishment of ACH Center, the Company began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. The Company holds a 51% ownership stake in ACH Trucking Center. The financial statements of ACH Center have been included in the consolidated financial statements of the Company.

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

On February 18, 2017, the Company entered into a cooperative transportation agreement with related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services including detailed transportation plan design, plan execution and necessary supervision of the execution at Zhiyuan Hong Kong’s demand, and the Company will receive 1% to 1.25% transportation fee incurred in the Project as commission for its services rendered (see Note 3 and Note 16). On July 7, 2017, the Company signed a supplemental agreement with the buyer, pursuant to which Sino will cooperate with Zhiyuan Hong Kong exclusively on the entire project’s transportation needs. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the project, in return the Company will receive 15% of its share of the cost incurred in the project from Zhiyuan Hong Kong as a service fee. The project is expected to complete in one to two years and the Company will collect is service fee in accordance with project completion.

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

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with ASC 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China. As mentioned elsewhere in this report, due to the worsening market conditions in the shipping industry, Sino-China’s shipping agency business suffered a significant decrease in revenue due to a reduced number of ships served. As a result, the Company has temporarily suspended this business. Sino-China is also providing services in other related business segments of the Company.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2017	2016

Total current assets	$9,327,990	$31,128
Total assets	9,472,651	129,463
Total current liabilities	4,517	7,222
Total liabilities	4,517	7,222

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

(d) Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, deferred income taxes, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Sino-China, report their financial positions and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada, Trans Pacific Beijing and Trans Pacific Shanghai in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates for the years ended June 30, 2017 and 2016 are as follows:

	June 30,
	2017		2016
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.7806	6.8126	6.6487	6.4416
AUD:1USD	1.3028	1.3267	1.3433	1.3755
HKD:1USD	7.8059	7.7651	7.7595	7.7594
CAD:1USD	1.2982	1.3270	1.2992	1.3266

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of June 30, 2017 and 2016, cash balances of $6,246,337 and $1,333,713, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of June 30, 2017 and 2016, cash balance of $2,462,792 and $43,760, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations.

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

(i) Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contracts.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

●	Revenues from ship management services are recognized when the related contractual services are rendered.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

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

Income tax returns for the years prior to 2014 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Business Tax and Surcharges

Revenues from services provided by the Company’s PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to the PRC business tax of 5%. Business tax and surcharges are paid on gross revenues generated minus the costs of services which are paid on behalf of the customers.

Enterprises or individuals who sell commodities, engage in services or selling of goods in the PRC are subject to a value added tax (“VAT”) in accordance with PRC laws. All of the Company’s revenue generated in the PRC and are subject to a VAT on the gross sales price. The VAT rates are 6% and 11%, depending on the type of services provided. The VAT may be offset by VAT paid by the Company on service.

In addition, under PRC regulations, the Company’s PRC subsidiaries and affiliates are required to pay city construction taxes (7%) and education surcharges (3%) based on calculated business tax payments.

The Company’s PRC subsidiaries and affiliates report revenues net of PRC’s VAT, business tax and surcharges for all the periods presented in the consolidated statements of operations.

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

For the year ended June 30, 2017, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. For the year ended June 30, 2017, a total of 38,466 unexercised options were dilutive and were included in the computation of diluted earnings per share. For the year ended June 30, 2016, no unexercised warrants and options were dilutive.

(l) Comprehensive Income (loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes standards for reporting comprehensive income (loss) and its component in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

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

(o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the results of operations and cash flows.

(p) Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Company for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and second, they require removal of the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)”, Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3. ADVANCES TO SUPPLIERS

The Company’s advances to third-party suppliers are as follows:

	June 30,	June 30,
	2017	2016

Freight fees	$29,960	$2,192,910
Others	24,930	-
Total advances to suppliers-third parties	$54,890	$2,192,910

As of June 2017, the Company is undergoing a trial on the transporting of Sulphur product as containerized bulk cargo under joint agreements with Sino-Trans Guangxi and COSFRE Beijing. As of the end of fiscal year 2017, there was no revenue or cost of revenue recognized as the service provided has not been completed. $50,020 advances payment made to suppliers (including $29,960 advanced freight fees and the remaining balance was included in other prepayment) in relation of the trial of bulk cargo containerized was included in the balance of advances to suppliers as of June 30, 2017.

The Company’s advances to suppliers – related party are as follows:

	June 30,	June 30,
	2017	2016

Freight fees	$3,333,038	$-
Total advances to suppliers-related party	$3,333,038	$-

As discussed in Note 1, on February 18, 2017, the Company entered into a cooperative transportation agreement with Zhiyuan   Hong Kong . Zhiyuan Hong Kong is owned by our largest shareholder. On July 7, 2017, the Company signed a supplemental agreement, pursuant to which Sino will cooperate with Zhiyuan Hong Kong exclusively on the entire project’s transportation needs. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the project, in return the Company will receive 15% of its share of the cost incurred in the project from Zhiyuan Hong Kong as a service fee. The project is expected to complete in one to two years and the Company will collect is service fee in accordance with project completion.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	June 30,	June 30,
	2017	2016
Trade accounts receivable	$2,754,962	$2,540,052
Less: allowances for doubtful accounts	(185,821)	(207,028)
Accounts receivables, net	$2,569,141	$2,333,024

For the year ended June 30, 2017, recovery of doubtful accounts receivable was $18,912. For the year ended June 30, 2016, $132,915 was charged to allowance for doubtful accounts.

Note 5. OTHER RECEIVABLES

The Company’s other receivables represent mainly prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	June 30,	June 30,
	2017	2016

Consultant fees (1)	$158,150	$845,420
Advance to employees	64,160	105,137
Other (including prepaid web hosting , public relations services)	95,708	55,056
Total	318,018	1,005,613
Less : current portion	311,136	826,631
Total noncurrent portion	$6,882	$178,982

(1) The Company entered into a management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company shall assist the Company with its regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for its services, as approved by the Board, a total of RMB 2,100,000 ($316,298) was paid to the consulting company. The above-mentioned consulting fees have been and will be ratably charged to expense over the terms of the above-mentioned agreement.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2017	2016

Land and buildings	$198,512	$202,450
Motor vehicles	542,471	497,006
Computer equipment	155,141	156,890
Office equipment	66,097	59,899
Furniture and fixtures	163,219	164,701
System software	117,733	119,964
Leasehold improvements	62,857	64,105

Total	1,306,030	1,265,015

Less: Accumulated depreciation and amortization	1,118,657	1,088,648

Property and equipment, net	$187,373	$176,367

Depreciation and amortization expense for the years ended June 30, 2017 and 2016 were $49,367 and $59,508, respectively.

Note 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent mainly payroll and welfare payable, accrued expenses and other miscellaneous items.

Note 9. STOCK-BASED COMPENSATION

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

The term of the 56,000 options granted in 2009 is for 10 years and the exercise price of the 56,000 options issued in 2009 is $7.75. The fair value of the 56,000 stock options was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 173.84%, risk free interest rate of 3.02% and expected life of 10 years. The total fair value of the options was $413,107. In accordance with the vesting periods, the Company recorded no stock-based compensation expense for the years ended June 30, 2017 and 2016. The options are fully vested at June 30, 2017.

The term of the 10,000 options granted in 2013 is 10 years and the exercise price of the 10,000 options issued in 2013 is $2.01. The fair value of the 10,000 stock options was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions: volatility of 452.04%, risk free interest rate of 0.88% and expected life of 10 years. The total fair value of the options was $19,400. In accordance with the vesting periods, the Company amortized stock option expense of $3,880 for each of the years ended June 30, 2017 and 2016. As of June 30, 2017, 8,000 options were vested.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted a total of 150,000 to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half will vest on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value of the 150,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $106,315 and nil were recorded as general and administrative expenses related to these options for the years ended June 30, 2017 and 2016. In February 2017, 75,000 of these options were exercised by the two employees of the Company.

Pursuant to the Company’s 2014 Stock Incentive Plan, the Company granted a total of 800,000 options on December 14, 2016, to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. The grant date fair value of such options was $2.24 per option. The fair value of the 800,000 options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 112.70%, risk free interest rate of 2.02%, and expected life of 5 years. The total fair value of the options was $1,788,985. With the seven employees’ consent, the Company cancelled the 800,000 options, effective February 16, 2017 and nil was recorded as part of general and administrative expenses related to these options for the year ended June 30, 2017.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2016	66,000	$6.88
Granted	950,000	2.78
Exercised	(75,000)	1.10
Cancelled	(800,000)	3.10

Options outstanding, as of June 30, 2017	141,000	$3.81

Options exercisable, as of June 30, 2017	64,000	$7.03

Following is a summary of the status of options outstanding and exercisable at June 30, 2017:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	0.88 years	$7.75	56,000	0.88 years
$2.01	10,000	5.59 years	$2.01	8,000	5.59 years
$1.10	75,000	4.07 years	$1.10	-	-
	141,000			64,000

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2017:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	0.88 years

Total expenses for options and warrants amounted to $110,195 and $3,880 for the year ended June 30, 2017 and 2016, respectively.

Note 10. EQUITY TRANSACTIONS

On June 6, 2014, the Company entered into management consulting and advisory services agreements with two consultants, pursuant to which the consultants assisted the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. Their service agreements were for the period July 1, 2014 to December 31, 2016. The remaining 400,000 shares of the Company’s common stock were then issued to the consultants on September 30, 2014 at $1.68 per share, and the service terms are from September 2014 to November 2016. These shares were valued at $1,140,000 and the related consulting fees have been ratably charged to expense over the term of the agreements. Consulting expenses for the above services were $218,045 and $485,867 for the years ended June 30, 2017 and 2016, respectively.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants assisted the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants at $1.50 per share. Their service agreements are for a period of 18 months, effective May 2015. These shares were valued at $750,000 and the related consulting fees have been ratably charged to expense over the term of the agreements. Consulting expenses for the above services were $173,137 and $498,633 for the years ended June 30, 2017 and 2016, respectively

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company for corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued additional 250,000 shares of common stock to this consultant at $0.72 per share to cover the services from the seventh month to November 19, 2016. These shares were valued at $435,000 and consulting expenses were $138,387 and $296,612 for the years ended June 30, 2017 and 2016, respectively.

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

In March 2017, the Company entered into a consulting and advisory services agreement with Jianwei Li, who will provide management consulting services that include marketing program designing and implementation and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration of the service, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expenses were $70,278 for the year ended June 30, 2017.

$599,846 and $1,327,780 were charged to expenses during the years ended June 30, 2017 and 2016, respectively.

On February 21, 2017, the Company completed a sale of 1.5 million registered shares of its common stock, no par value, at a purchase price of $3.18 per share, to three institutional investors, for aggregate gross proceeds to the Company of $4.77 million. The Company’s net proceeds from the offering, after deducting offering expenses and placement agent fees in the amount of $0.45 million, were approximately $4.32 million. Sino-Global will use the net proceeds from the offering for working capital and general corporate purposes.

Note 11. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2017	2016

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	217,379	157,019
Accumulated deficit	(5,421,578)	(5,349,210)
	(4,846,755)	(4,834,747)
Trans Pacific Logistics Shanghai Ltd.	46,047	27,400
ACH Trucking Center Corp.	31,929	-
Total	$(4,768,779)	$(4,807,347)

Note 12. COMMITMENTS AND CONTINGENCY

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms through April 16, 2020. Future minimum lease payments under the operating lease agreements are as follows:

Twelve months ending June 30,	Amount
2018	$215,560
2019	149,081
2020	48,597
$413,238

Rental expenses for the years ended June 30, 2017 and 2016 was $266,316 and $243,374, respectively.

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

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. Employers are liable for one month of severance pay per year of the service provided by employees. As of June 30, 2017 and 2016, the Company has estimated its severance payments of approximately $48,713 and $62,500, respectively, which have not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Note 13. INCOME TAXES

Income tax expense for the years ended June 30, 2017 and 2016 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using the federal statutory tax rate of 34% to the Company’s effective tax rate are as follows:

	For the years ended June 30,
	2017	2016
	%	%

U.S. statutory tax rate	34.0	34.0
U.S. permanent difference	3.9	(11.0)
Change in valuation allowance	(39.9)	(105.9)
Rate differential in foreign jurisdiction	(13.1)	25.0
Other	-	3.3
	(15.1)	(54.6)

The Company’s income tax benefit (expense) for the years ended June 30, 2017 and 2016 are as follows:

	For the years ended June 30,
	2017	2016

Current
USA	$-	$-
Hong Kong	(70,958)	23,287
China	(206,358)	(555,280)
	(277,316)	(531,993)

Deferred
USA	749,400	(280,600)
	749,400	(280,600)

Total income tax benefit (expense)	$472,084	$(812,593)

The Company’s deferred tax assets are comprised of the following:

	For the years ended June 30,
	2017	2016

Allowance for doubtful accounts	$106,000	$112,000
Stock-based compensation	790,000	735,000
Net operating loss	1,464,000	3,752,000
Total deferred tax assets	2,360,000	4,599,000
Valuation allowance	(1,610,600)	(4,599,000)
Deferred tax assets, net - long-term	$749,400	$-

The Company’s operations in the U.S. have incurred a cumulative net operating loss (“NOL”) of approximately $6,205,000 as of June 30, 2017, which may reduce future taxable income. For the year ended June 30, 2017, approximately $1,853,000 of NOL was utilized and the tax benefit derived from such NOL was approximately $630,000. For the year ended June 30, 2016, the utilization of NOL was nil and no tax benefit was derived from NOL. This carry-forward will expire if not utilized by 2036.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Part of the Company’s traditional business, such as shipping agency services and shipping and chartering services, is temporarily suspended. Management has provided an allowance against the deferred tax assets balance as of June 30, 2017. The net decrease in the valuation allowance for the year ended June 30, 2017 was $2,988,000 and the net increase in the valuation allowance for the same period of 2016 was $2,026,600.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2017	2016

VAT tax payable	$520,436	$475,066
Corporate income tax payable	1,290,832	1,100,380
Others	74,948	61,751
Total	$1,886,216	$1,637,197

Note 14. CONCENTRATIONS

Major Customers

For the year ended June 30, 2017, three customers accounted for 26%, 24% and 19% of the Company’s revenues. At June 30, 2017, one of these three customers accounted for 100% of the Company’s accounts due from related parties (See Note 16) and the remaining two customers accounted for approximately 63% of the Company’s accounts receivable.

For the year ended June 30, 2016, two customers accounted for 31% and 27% of the Company’s revenues. At June 30, 2016, these two customers accounted for 100% and approximately 70% of the Company’s due from related parties and accounts receivable.

Major Suppliers

For the year ended June 30, 2017, two suppliers accounted for 42% and 11% of the total costs of revenue. For the year ended June 30, 2016, three suppliers accounted for 27%, 15% and 10% of the total cost of revenues.

Note 15. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has five operating segments: (1) shipping agency and ship management services; (2) shipping and chartering services; (3) inland transportation management services; (4) freight logistics services; and (5) container trucking services. However, due to the downturn in the shipping industry, the Company has decided to suspend to its shipping agency and ship management services and shipping and chartering services.

The following tables present summary information by segment for the years ended June 30, 2017 and 2016, respectively:

	For the year ended June 30, 2017
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$-	$2,746,423	$-	$-	$2,746,423
- Third parties	$-	$-	$3,012,177	$4,815,450	$871,563	$8,699,190
Cost of revenues	$-	$-	$620,259	$3,710,364	$649,968	$4,980,591
Gross profit	$-	$-	$5,138,341	$1,105,086	$221,595	$6,465,022
Depreciation and amortization	$-	$-	$27,857	$21,510	$-	$49,367
Total capital expenditures	$-	$-	$61,359	$1,053	$-	$62,412

	For the year ended June 30, 2016
	Shipping Agency and Ship Management Services	Shipping and Chartering Services	Inland Transportation Management Services	Total
Revenues
- Related party	$-	$-	$2,269,346	$2,269,346
- Third parties	$2,507,800	$462,218	$2,071,176	$5,041,194
Cost of revenues	$2,175,109	$212,510	$1,350,370	$3,737,989
Gross profit	$332,691	$249,708	$2,990,152	$3,572,551
Depreciation and amortization	$45,434	$1,410	$12,664	$59,508
Total capital expenditures	$13,537	$2,854	$15,268	$31,659

	June 30,	June 30,
	2017	2016
Total assets:
Shipping Agency and Ship Management Services	$-	$1,271,948
Shipping and Chartering Services	-	534,896
Inland Transportation Management Services	15,552,593	7,247,300
Freight Logistic Services	1,704,946	-
Container Trucking Services	558,482	-
Total Assets	$17,816,021	$9,054,144

Note 16. OTHER RELATED PARTY TRANSACTIONS

 As of June 30, 2017 and 2016, the outstanding amounts due from related party consist of the following:

	June 30,	June 30,
	2017	2016

Tianjin Zhiyuan Investment Group Co., Ltd.	1,715,130	1,622,519
Total	$1,715,130	$1,622,519

In June 2013, the Company signed a five-year global logistics service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $2,746,423 (24% of the Company’s total revenue in 2017) and $2,269,346 (31% of the Company’s total revenue in 2016) for the years ended June 30, 2017 and 2016, respectively. The amount due from Zhiyuan Investment Group at June 30, 2016 was $1,622,519. During the year ended June 30, 2017, the Company continued to provide inland transportation management services to Zhiyuan and collected approximately $2.7 million from Zhiyuan to reduce outstanding accounts receivable. As of June 30, 2017, the amount due from Zhiyuan was $1,715,130, the aging of which is less than 180 days.

As of June 30, 2017 and 2016, the outstanding amounts of advance to suppliers-related party consist of the following:

	June 30,	June 30,
	2017	2016

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	3,333,038	-
Total	$3,333,038	$-

On February 18, 2017, Trans Pacific Beijing (subsidiary) and Sino China (VIE) (collectively, the “Seller”), a subsidiary and VIE of the Company, entered into a Cooperative Transportation Agreement (the “Agreement”) with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). The Buyer is also owned by Mr. Zhang, the largest shareholder of the Company. Pursuant to the Agreement, the Buyer jointly with China Minmetals Corporation and China Metallurgical Group Corporation acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel Indonesia which is located in Malaysia (the “Project”). The Seller shall be appointed as general agent to handle all related logistics and transportation occurring in the Project.

On July 7, 2017, the Company signed a supplemental agreement with the Buyer, pursuant to which Sino will cooperate with Zhiyuan Hong Kong exclusively on the entire project’s transportation needs. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the project, in return the Company will receive 15% of its share of the cost incurred in the project from Zhiyuan Hong Kong as a service fee. The project is expected to complete in one to two years and the Company will collect is service fee in accordance with project completion.

As of June 30, 2017 and 2016, the outstanding amounts due to related parties consist of the following:

	June 30,	June 30,
	2017	2016

ACH Logistic Inc.	$131,262	$-
Jetta Global Logistics Inc.	75,061	-
Total	$206,323	$-

In December 2016, the Company entered into a joint venture agreement with Jetta Global to form ACH Trucking Center to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. ACH Logistic Inc. (ACH Logistic) and Jetta Global are invested by the same owner and both of the companies provided freight logistic service and container trucking service to the Company. For the year ended June 30, 2017, ACH Logistic and Jetta Global provided services in the amount of $788,775 and $222,869 to the Company, respectively.

Note 17. SUBSEQUENT EVENTS

In July 2017 the Company entered into a supplemental agreement with Tengda Northwest to extend the global logistic service period until July 3, 2018.

In August 2017, the Company entered into a supplemental agreement with Zhiyuan to extend the inland transportation management service period until September 1, 2018.

On August 24, 2017, Sino signed a marketing promoting service agreement with COSCO Qingdao. Pursuant to the agreement, COSCO Qingdao will help Sino to promote shipping and multimodal transportation including inland trucking container transportation services, switch bill and freight collection services. On August 24, 2017, Sino has paid $100,000 to COSCO Qingdao for first installment (September 1, 2017 to December 31, 2017) of the marketing expense.

