Form 10-Q
period 2017-09-30
Sino-Global Shipping America, Ltd.
filed 2017-11-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2017, the Company has 10,435,535 issued and outstanding shares of common stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in the Peoples’ Republic of China (“PRC”);

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

●	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

●	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistics industry which could, adversely affect the Company’s operations and financial performance;

●	The acceptance in the marketplace of our new lines of business;

●	Foreign currency exchange rate fluctuations;

●	Hurricanes or other natural disasters; and

●	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information unless required by applicable law or regulations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2017 and 2016	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016	F-4

Notes to the Condensed Consolidated Financial Statements	F-5

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$7,927,386	$8,733,742
Accounts receivable, less allowance for doubtful accounts of $163,950 and $185,821 as of September 30, 2017 and June 30, 2017, respectively	4,318,818	2,569,141
Other receivables, less allowance for doubtful accounts of $145,284 and $145,244 as of September 30, 2017 and June 30, 2017, respectively	98,638	37,811
Advances to suppliers-third parties	34,561	54,890
Advances to suppliers-related party	3,395,994	3,333,038
Prepaid expenses and other current assets	358,069	311,136
Due from related parties	2,285,130	1,715,130

Total Current Assets	18,418,596	16,754,888

Property and equipment, net	182,105	187,373
Prepaid expenses	3,506	6,882
Other long-term assets	119,442	117,478
Deferred tax assets	649,500	749,400

Total Assets	$19,373,149	$17,816,021

Liabilities and Equity

Current Liabilities
Advances from customers	$393,580	$369,717
Accounts payable	872,117	206,211
Taxes payable	2,066,796	1,886,216
Due to related parties	132,861	206,323
Accrued expenses and other current liabilities	351,541	418,029

Total Current Liabilities	3,816,895	3,086,496

Total Liabilities	3,816,895	3,086,496

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 10,281,032 shares issued as of September 30, 2017 and June 30, 2017; 10,105,535 outstanding as of September 30, 2017 and June 30, 2017, respectively	20,535,379	20,535,379
Additional paid-in capital	751,308	688,934
Treasury stock, at cost, 175,497 shares as of September 30, 2017 and June 30, 2017	(417,538)	(417,538)
Accumulated deficit	(276,718)	(893,907)
Accumulated other comprehensive loss	(308,145)	(414,564)

Total Sino-Global Shipping America Ltd. Stockholders’ Equity	20,284,286	19,498,304

Non-controlling Interest	(4,728,032)	(4,768,779)

Total Equity	15,556,254	14,729,525

Total Liabilities and Equity	$19,373,149	$17,816,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2017	2016

Net revenues - third parties	$4,814,851	$1,086,767
Net revenues - related party	565,160	857,635
Total revenues	5,380,011	1,944,402
Cost of revenues	(3,665,918)	(306,339)
Gross profit	1,714,093	1,638,063

General and administrative expenses	(763,357)	(859,914)
Selling expenses	(22,466)	(65,309)
Total operating expenses	(785,823)	(925,223)

Operating income	928,270	712,840

Financial income (expense), net	84,796	(3,434)

Net income before provision for income taxes	1,013,066	709,406

Income tax expense	(296,429)	(71,621)

Net income	716,637	637,785

Net income (loss) attributable to non-controlling interest	99,448	(7,935)

Net income attributable to Sino-Global Shipping America, Ltd.	$617,189	$645,720

Comprehensive income (loss)
Net income	$716,637	$637,785
Foreign currency translation income (loss)	47,717	(14,570)
Comprehensive income	764,354	623,215

Less: Comprehensive income attributable to non-controlling interest	40,747	2,609

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$723,607	$620,606

Earnings per share
-Basic	$0.07	$0.08
-Diluted	$0.07	$0.08

Weighted average number of common shares used in computation
-Basic	10,105,535	8,280,535
-Diluted	10,157,625	8,280,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended September 30,
	2017	2016

Operating Activities

Net income	$716,637	$637,785
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,665	19,330
Amortization of stock-based compensation to consultants	52,709	398,996
Depreciation and amortization	13,203	13,342
Recovery of doubtful accounts	(24,536)	(109,693)
Deferred tax provision	99,900	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,711,154)	1,664,027
Other receivable	(60,396)	99,823
Advances to suppliers-third parties	20,481	(1,422,433)
Prepaid expenses and other current assets	(50,390)	(79,274)
Due from related parties	(570,000)	504,824
Increase (decrease) in advances from customers	17,410	-
Accounts payable	661,628	(482,658)
Taxes payable	146,104	76,140
Due to related parties	(73,462)	-
Accrued expenses and other current liabilities	(68,288)	204,165

Net cash provided by (used in) operating activities	(820,489)	1,524,374

Investing Activities
Acquisition of property and equipment	(5,077)	-

Net cash used in investing activities	(5,077)	-

Effect of exchange rate fluctuations on cash and cash equivalents	19,210	(14,103)

Net (decrease) increase in cash and cash equivalents	(806,356)	1,510,271

Cash and cash equivalents at beginning of period	8,733,742	1,385,994

Cash and cash equivalents at end of period	$7,927,386	$2,896,265

Supplemental information
Income taxes paid	$60,162	$6,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services for its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China, including Hong Kong (the “PRC”), Australia and Canada. Currently, a significant portion of the Company’s business is generated from clients located in the PRC.

The Company’s Chinese subsidiary, Trans Pacific Shipping Limited, a wholly-owned foreign enterprise (“Trans Pacific Beijing”), is the 90% owner of Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”.

Prior to fiscal year 2016, the Company’s shipping agency business was operated by its subsidiaries in the PRC. The Company’s ship management services were operated by its subsidiary in Hong Kong. The Company’s shipping and chartering services were operated by its subsidiaries in the U.S. and subsidiary in Hong Kong. Currently, the Company’s inland transportation management services are operated by its subsidiaries in the PRC, Hong Kong and the U.S. The Company’s freight logistics services are operated by its subsidiaries in the PRC and the U.S. The Company’s container trucking services are currently operated by its subsidiaries in the PRC and through a joint venture in the U.S. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform in December 2016.

In January 2016, the Company formed a subsidiary, Sino-Global Shipping LA Inc., a California corporation (“Sino LA”), for the purpose of expanding its business to provide freight logistics services to importers who ship goods into the U.S. The Company expects to generate additional revenues from providing inland transportation services and bulk cargo container services in the coming fiscal year.

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

On January 5, 2017, the Company entered into a joint venture agreement and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”) with Jetta Global Logistics Inc. (“Jetta Global”). Along with the establishment of ACH Center, the Company began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. The Company holds a 51% ownership stake in ACH Center. The financial statements of ACH Center have been included in the consolidated financial statements of the Company.

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

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services including detailed transportation plan design, plan execution and necessary supervision of the execution at Zhiyuan Hong Kong’s demand, and the Company will receive a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered (see Note 3 and Note 16). On July 7, 2017, the Company signed a supplemental agreement with the buyer, pursuant to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. The Project is expected to be completed in one to two years and the Company will collect its service fee in accordance with Project completion.

On September 11, 2017, the Company set up a new wholly-owned subsidiary, Sino-Global Supply Chain Management Ningbo Ltd., via the wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in supply chain management and freight logistics services.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	September 30,	June 30,
	2017	2017

Total current assets	$9,504,400	$9,327,990
Total assets	9,646,254	9,472,651
Total current liabilities	13,491	4,517
Total liabilities	13,491	4,517

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

The carrying value of accounts receivable, other receivables, other current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

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

The exchange rates as of September 30, 2017 and June 30, 2017 and for the three months ended September 30, 2017 and 2016 are as follows:

	September 30,	June 30,	Three months ended September 30,
	2017	2017	2017	2016
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.6549	6.7806	6.6704	6.6668
AUD:1USD	1.2764	1.3028	1.2669	1.3194
HKD:1USD	7.8115	7.8059	7.8147	7.7565
CAD:1USD	1.2468	1.2982	1.2537	1.3045

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of September 30, 2017 and June 30, 2017, cash balances of $6,628,679 and $6,246,337, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of September 30, 2017 and June 30, 2017, cash balance of $1,257,246 and $2,462,792, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations.

(g) Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are considered past due after 365 days. Accounts Receivable are written off against the allowances only after exhaustive collection efforts.

(h) Property and Equipment, net

Net property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises the asset’s purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset are less than the asset’s carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. Management has determined that there were no impairments as of the balance sheet dates.

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

Enterprises or individuals who sell commodities, engage in services or selling of goods in the PRC are subject to a value added tax (“VAT”) in accordance with PRC laws. All of the Company’s revenue generated in the PRC are subject to a VAT on the gross sales price. The VAT rates are 6% and 11%, depending on the type of services provided. The Company is entitled to a deduction or offset for VAT paid on the services rendered by the vendors against the VAT when the Company engage in services.

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

For the three months ended September 30, 2017, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. For the three months ended September 30, 2017, a total of 52,090 unexercised options were dilutive and were included in the computation of diluted earnings per share. For the three months ended September 30, 2016, no unexercised warrants and options were dilutive.

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

(o) Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional unaudited condensed as defined per ASU 2014-09 (modified retrospective method). The Company is currently assessing the impact to its unaudited condensed financial statements, and have not yet selected a transition approach.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-2 on unaudited condensed financial statements.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s unaudited condensed financial statements and related disclosures.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the fiscal year beginning after December 15, 2017 and interim periods within those periods on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its unaudited condensed financial statements.

Stock-based Compensation: In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)”, Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed financial statements.

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. Management does not expect the adoption of ASU 2017-13 to have any material impact on its financial positions and results of operations or cash flows.

Except for the ASU’s above, any other ASU’s not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3. ADVANCES TO SUPPLIERS

The Company’s advances to third-party suppliers are as follows:

	September 30,	June 30,
	2017	2017

Freight fees	$30,053	$29,960
Others	4,508	24,930
Total advances to suppliers-third parties	$34,561	$54,890

As of September 2017, the advance to third-party suppliers was primarily related to freight logistics services.

The Company’s advances to suppliers – related party are as follows:

	September 30,	June 30,
	2017	2017

Freight fees	$3,395,994	$3,333,038
Total advances to suppliers-related party	$3,395,994	$3,333,038

As discussed in Note 1, on February 18, 2017, the Company entered into a cooperative transportation agreement with Zhiyuan Hong Kong. Zhiyuan Hong Kong is owned by the Company’s largest shareholder. On July 7, 2017, the Company signed a supplemental agreement, pursuant to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return the Company will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. The Project is expected to be completed in one to two years, and the Company will collect its service fee in accordance with Project completion. As of September 30, 2017, no cost was recognized under this Project.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30,	June 30,
	2017	2017

Trade accounts receivable	$4,482,768	$2,754,962
Less: allowances for doubtful accounts	(163,950)	(185,821)
Accounts receivables, net	$4,318,818	$2,569,141

For the three months ended September 30, 2017, recovery of doubtful accounts receivable was $24,536, due to collection of accounts receivable the Company made a provision for during the previous period. For the three months ended September 30, 2016, recovery of doubtful accounts receivable was $109,693, because the Company reserved for collected the balance from Tengda Northwest Ferroalloy Co., Ltd, previously.

Note 5. OTHER RECEIVABLES

The Company’s other receivables represent mainly prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	September 30,	June 30,
	2017	2017

Consultant fees (1)	$118,612	$158,150
Advance to employees	95,044	64,160
Other (including prepaid web hosting , public relation services)	147,919	95,708
Total	361,575	318,018
Less : current portion	358,069	311,136
Total noncurrent portion	$3,506	$6,882

(1) The Company entered into a management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company shall assist the Company with its regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for its services, as approved by the Board, a total of RMB 2,100,000 ($316,298) was paid to the consulting company. The above-mentioned consulting fees have been and will be rateably charged to expense over the terms of the above-mentioned agreement.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2017	2017

Land and buildings	$202,261	$198,512
Motor vehicles	553,172	542,471
Computer equipment	154,718	155,141
Office equipment	74,348	66,097
Furniture and fixtures	164,630	163,219
System software	119,857	117,733
Leasehold improvements	64,044	62,857

Total	1,333,030	1,306,030

Less: Accumulated depreciation and amortization	1,150,925	1,118,657

Property and equipment, net	$182,105	$187,373

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 were $13,203 and $ 13,342, respectively.

Note 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent mainly payroll and welfare payable and other miscellaneous items.

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

The term of the options granted in 2009 is for 10 years and the exercise price of the 56,000 options is $7.75 which vested over 5 years and were fully vested as of September 30, 2017. The fair value of the stock options was estimated using the Black-Scholes option-pricing model.

The term of the 10,000 options granted in 2013 is 10 years and the exercise price of the 10,000 options issued in 2013 is $2.01. The fair value of the 10,000 stock options was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions: volatility of 452.04%, risk free interest rate of 0.88% and expected life of 10 years. The total fair value of the options was $19,400. In accordance with the vesting periods, the Company recorded no stock-based compensation expense for the three months ended September 30, 2017 and 2016. As of September 30, 2017, 8,000 options were vested.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase a total of 150,000 shares of the Company’s Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half vested on July 26, 2017. The exercise price of the options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value of the options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $9,665 and $19,330 were expensed related to these options for the three months ended September 30, 2017 and 2016. In February 2017, 75,000 of these options were exercised by the two employees of the Company.

Pursuant to the Company’s 2014 Stock Incentive Plan, the Company granted a total of 800,000 options on December 14, 2016, to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. The grant date fair value of such options was $2.24 per option. The fair value of the options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 112.70%, risk free interest rate of 2.02%, with an expected life of 5 years. The total fair value of the options was $1,788,985. With the seven employees’ consent, the Company cancelled the 800,000 options, effective February 16, 2017 and nil was recorded as part of general and administrative expenses related to these options for the three months ended September 30, 2017 and 2016.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2017	141,000	$3.81
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00

Options outstanding, as of September 30, 2017	141,000	$3.81

Options exercisable, as of September 30, 2017	139,000	$3.83

Following is a summary of the status of options outstanding and exercisable as of September 30, 2017:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	0.63 years	$7.75	56,000	0.63 years
$2.01	10,000	5.34 years	$2.01	8,000	5.34 years
$1.10	75,000	3.82 years	$1.10	75,000	3.82 years
	141,000			139,000

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2017:

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
139,032	139,032	$9.30	0.63 years

Total expenses for options and warrants amounted to $9,665 and $19,330 for the three months ended September 30, 2017 and 2016, respectively.

Note 10. EQUITY TRANSACTIONS

On June 6, 2014, the Company entered into management consulting and advisory services agreements with two consultants, pursuant to which the consultants assisted the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. Their service agreements were for the period July 1, 2014 to December 31, 2016. The remaining 400,000 shares of the Company’s common stock were then issued to the consultants on September 30, 2014 at $1.68 per share, and the service terms are from September 2014 to November 2016. These shares were valued at $1,140,000 and the related consulting fees have been rateably charged to expense over the term of the agreements. Consulting expenses for the above services were $nil and $121,467 for the three months ended September 30, 2017 and 2016, respectively.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants assisted the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants at $1.50 per share. Their service agreements are for a period of 18 months, effective May 2015. These shares were valued at $750,000 and the related consulting fees have been rateably charged to expense over the term of the agreements. Consulting expenses for the above services were $nil and $124,658 for the three months ended September 30, 2017 and 2016, respectively

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company with corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued an additional 250,000 shares of common stock to this consultant at $0.72 per share to cover the services from the seventh month to November 19, 2016. These shares were valued at $435,000 and consulting expenses were $nil and $90,000 for the years ended September 30, 2017 and 2016, respectively.

In March 2017, the Company entered into a consulting and advisory services agreement with Jianwei Li, who will provide management consulting services that include marketing program designing and implementation and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expenses were $52,709 and $nil for the three months ended September 30, 2017 and 2016, respectively. The total consulting expenses were $52,709 and $336,125 for the three months ended September 30, 2017 and 2016, respectively.

Note 11. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2017	2017

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	157,726	217,379
Accumulated deficit	(5,368,955)	(5,421,578)
	(4,853,785)	(4,846,755)
Trans Pacific Logistics Shanghai Ltd.	82,071	46,047
ACH Trucking Center Corp.	43,682	31,929
Total	$(4,728,032)	$(4,768,779)

Note 12. COMMITMENTS AND CONTINGENCY

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms through April 16, 2020. Future minimum lease payments under the operating lease agreements are as follows:

Twelve months ending September 30,	Amount
2018	$195,183
2019	130,568
2020	26,176
$351,927

Rental expenses for three months ended September 30, 2017 and 2016 were $64,862 and $62,335, respectively.

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. Employers are liable for one month of severance pay per year of the service provided by employees. As of September 30, 2017 and June 30, 2017, the Company has estimated its severance payments to be approximately $51,953 and $48,713, respectively, which have not been reflected in its consolidated financial statements because management cannot predict what the actual payment, if any, will be in the future.

Note 13. INCOME TAXES

The Company’s income tax benefit (expense) for the three months ended September 30, 2017 and 2016 is as follows:

	For the Three Months ended September 30,
	2017	2016

Current
USA	$(60,162)	$-
Hong Kong	(4,309)	(6,525)
China	(132,058)	(65,096)
	(196,529)	(71,621)

Deferred
USA	(99,900)	-
	(99,900)	-

Total income tax benefit (expense)	$(296,429)	(71,621)

The Company recorded income tax expense of $296,429 in the three months ended September 30, 2017, compared to income tax expense of $71,621 in the three months ended September 30, 2016. The effective tax rate was 29.3% in the first quarter of 2017, compared to 10.1% in the first quarter of 2016.

The Company’s deferred tax assets are comprised of the following:

	September 30,	June 30,
	2017	2017

Allowance for doubtful accounts	$101,000	$106,000
Stock-based compensation	798,000	790,000
Net operating loss	1,302,000	1,464,000
Total deferred tax assets	2,201,000	2,360,000
Valuation allowance	(1,551,500)	(1,610,600)
Deferred tax assets, net – long-term	$649,500	$749,400

The Company’s operations in the U.S. for the federal purpose have incurred a cumulative net operating loss (“NOL”) of approximately $5,808,000 as of September 30, 2017, which may reduce federal future taxable income. For the period ended September 30, 2017, approximately $396,000 of NOL was utilized.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Part of the Company’s traditional business, such as shipping agency services and shipping and chartering services, is temporarily suspended. Management has provided an allowance against the deferred tax assets balance as of September 30, 2017. The net decrease in the valuation allowance for the year ended September 30, 2017 was $59,100 and the net decrease in the valuation allowance for the same period of 2016 was $174,000.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2017	2017

VAT tax payable	$541,967	$520,436
Corporate income tax payable	1,459,235	1,290,832
Others	65,594	74,948
Total	$2,066,796	$1,886,216

Note 14. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2017, three customers accounted for 47%, 16% and 11% of the Company’s revenues, respectively. As of September 30, 2017, one of these three customers accounted for 100% of the Company’s accounts due from related parties (See Note 16) and the remaining two customers accounted for approximately 64% of the Company’s accounts receivable.

For the three months ended September 30, 2016, three customers accounted for 44%, 33% and 13% of the Company’s revenues. As of September 30, 2016, one of these three customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 83% of the Company’s accounts receivable.

Major Suppliers

For the three months ended September 30, 2017, one supplier accounted for 61% of the total costs of revenue. For the three months ended September 30, 2016, two suppliers accounted for 18% and 10% of the total cost of revenues.

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

The following tables present summary information by segment for the three months ended September 30, 2017 and 2016, respectively:

	For the three months ended September 30, 2017
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$565,160	$-	$-	$565,160
- Third parties	$853,306	$3,508,704	$452,841	$4,814,851
Cost of revenues	$182,150	$3,140,592	$343,176	$3,665,918
Gross profit	$1,236,316	$368,112	$109,665	$1,714,093
Depreciation and amortization	$7,661	$475	$5,067	$13,203
Total capital expenditures	$-	$5,077	$-	$5,077

	For the three months ended September 30, 2016
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$857,635	$-	$-	$857,635
- Third parties	$628,100	$458,667	$-	$1,086,767
Cost of revenues	$104,001	$202,338	$-	$306,339
Gross profit	$1,381,734	$256,329	$-	$1,638,063
Depreciation and amortization	$7,972	$5,370	$-	$13,342
Total capital expenditures	$-	$-	$-	$-

	September 30,	September 30,
	2017	2016
Total assets:
Inland Transportation Management Services	$16,572,627	$9,331,229
Freight Logistics Services	2,029,724	163,112
Container Trucking Services	835,497
Total Assets	$19,437,848	$9,494,341

Note 16. OTHER RELATED PARTY TRANSACTIONS

As of September 30, 2017 and June 30, 2017, the outstanding amounts due from related party consist of the following:

	September 30,	June 30,
	2017	2017
Tianjin Zhiyuan Investment Group Co., Ltd.	2,285,130	1,715,130
Total	$2,285,130	$1,715,130

In June 2013, the Company signed a five-year global logistics service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $565,160 (11% of the Company’s total revenue) and $857,635 (44% of the Company’s total revenue) for the three months ended September 30, 2017 and 2016, respectively. The amount due from Zhiyuan Investment Group at June 30, 2017 was $1,715,130. During the three months ended September 30, 2017, the Company continued to provide inland transportation management services to Zhiyuan and collected nil from Zhiyuan to increase outstanding accounts receivable. As of September 30, 2017, the amount due from Zhiyuan was $2,285,130, the aging of which is less than 180 days.

As of September 30, 2017 and June 30, 2017, the outstanding amounts of advance to suppliers-related party consist of the following:

	September 30,	June 30,
	2017	2017
Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	3,395,994	3,333,038
Total	$3,395,994	$3,333,038

On February 18, 2017, Trans Pacific Beijing (subsidiary) and Sino China (VIE) (collectively, the “Seller”), a subsidiary and VIE of the Company, entered into a Cooperative Transportation Agreement (the “Agreement”) with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Mr. Zhang has also invested in the Buyer and is the largest shareholder of the Company. Pursuant to the Agreement, the Buyer, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel Indonesia, which is located in Malaysia (the “Project”). The Seller shall be appointed as general agent to handle all related logistics and transportation occurring in the Project, ranging from equipment manufacturing, assembling, processing to instalment as referenced in the Agreement. The Seller agrees to make certain advance transportation payments during the Project on the basis of current practice in China transportation agency industry; while the Buyer agrees to repay the advances to the Seller at any time as requested and instructed by the Seller, to satisfy the security repayment test in light of the Seller’s listed company profile. The Seller is contracted to provide high-quality services including detailed transportation plan design, plan execution and necessary supervision of the execution at the Buyer’s demand, and shall receive from the Buyer 1% - 1.25% of the total transportation expense incurred in the Project as commission for its professional design and execution of transportation plan as the general agent. As of September 30, 2017, the amount of advances to suppliers – related party was $3,395,994 (see Note 1 and Note 3).

As of September 30, 2017 and June 30, 2017, the outstanding amounts due to related parties consist of the following:

	September 30,	June 30,
	2017	2017
Jetta Global Logistics Inc.	$122,752	$75,061
ACH Logistics Inc.	10,109	131,262
Total	$132,861	$206,323

In December 2016, the Company entered into a joint venture agreement with Jetta Global to form ACH Trucking Center to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. ACH Logistics Inc. (ACH Logistics) and Jetta Global are owned by the same owner and both of the companies provided container trucking platform services to the Company. For the three months ended September 30, 2017, ACH Logistics and Jetta Global provided services in the amount of $84,799 and $55,631 to the Company, respectively.

Note 17. SUBSEQUENT EVENTS

On October 23, 2017, the Company issued 130,000 shares to its employees of its restricted common stock valued at $2.80 per share. quarter of the total number of common shares shall become vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covers advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018.

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

Overview

First Quarter 2018 Highlights

Sales in the three months ended September 30, 2017 increased by $3,435,609, or 176.7%, over the comparable period in 2016. The revenue generated from the U.S. increased from $1,807,113 in the three months ended September 30, 2016 to $2,352,163 in the three months ended September 30, 2017. The increase was mainly due to:

●	According to our strategic plan in fiscal year 2017, we set our target to provide inland container trucking services and extend to other logistics services between the United States and China, and our new innovative profit model is to use the internet platform to perform the seamless connection for these kinds of services.

●	The Company’s subsidiary, Trans Pacific Shanghai, began providing container trucking services in the second quarter of fiscal year 2017. In addition to the launch of our full-service logistics platform, Trans Pacific Shanghai signed a service agreement with Shanghai International Port (Group) Co. Ltd. to provide freight logistics services and container trucking services to end users, resulting in a significant increase in the subsidiary’s revenues for the three months ended September 30, 2017 as compared to the same period in 2016.

●

In connection with the joint agreements signed with Sinotrans Guangxi Company and COSCO Shipping Lines Co., Ltd (Beijing) (formerly known as COSFRE Beijing) in the fourth quarter of fiscal year 2017, the Company has taken a leading position to finish a joint trial project with these two state-owned companies during first quarter of fiscal year 2018. The project involves a shift from the current bulk cargo transportation model to a containerized model. The Company has started a trial for the delivery of sulphur by containers from Long Beach, California, in the U.S., to Fangcheng Port, Guangxi, PRC and ultimately to the warehouse of the customer. During the three months ended September 30, 2017, approximately $0.50 million in service revenue was recognized under this business model and was included in the freight logistics services segment. This trial has laid a strong foundation for the Company to provide bulk cargo transport via containerized model for high volume cargo export from the U.S. to China.

●	During the first quarter of fiscal 2018, the Company signed a service agreement with a Chinese trading company in the U.S. to complete a trial involving services on supply chain logistics from a factory in China to a warehouse in the U.S. This also established a strong basis for the Company to provide logistics services within the supply chain for cross-border electronic commerce from China to the U.S. in the future.

Other First Quarter 2018 Highlights:

●	On September 11, 2017, the Company established a wholly foreign owned enterprise (WFOE) in Ningbo City, China, named Ningbo Saimeinuo Supply Chain Management Co. Ltd. (Ningbo), which is owned by Sino-Global Shipping New York Inc. The new company’s business scope includes supply chain management. The purpose of establishing this WFOE was to obtain the government support in Ningbo in order to help the Company find a feasible profit model in assisting with cross-border e-commerce enterprises in Ningbo and providing logistics services in the U.S. over the whole supply chain from China to the U.S. Ningbo is one of fifteen pilot cities appointed by the Chinese Commerce Department for e-commerce model. The Chinese Commerce Department also invested funds in these fifteen pilot cities. We expect to promote our services over the supply chain to cross-border e-commerce companies in all fifteen pilot cities in China supported by Chinese government.

Fiscal Year 2018 Trends

In fiscal year 2018, we will continue in accordance with the direction of our development in the prior year, which includes focusing on developing business to increase revenue and cash flow in the United States; continuing to develop short-haul trucking business in the U.S.; and identify our strategic target on our internet platform. We finished the basic layout of the short-haul trucking business and internet platform in fiscal year 2017 and we will continue to increase business for short-haul trucking in the United States, and increase business in supply chain logistics services in the United States.

During the first quarter of fiscal year 2018, we had a leading position to finish a trial of the joint project with COSC Shipping Lines Co., Ltd (Beijing) and Sinotrans Guangxi Company in connection with the changing of the bulk cargo model to a containerized model to transport Sulphur from the U.S. to China. The Company and the both state-owned enterprises share the same viewpoint: changing the current transport model from bulk cargo to a containerized model is in conformity with the overall trend in connection with supply chain logistics for products exported from the U.S. to China. As the empty container rate shipped by COSCO Shipping Lines Co., Ltd. from the U.S. to China reaches 85%, increasing the bulk cargo containerized transportation model will be our common goal. We will also receive full support by COSCO Shipping Lines Co., Ltd granting us the best discounted on ocean shipping. Currently, the bulk cargo exported from the U.S. to China includes not only petroleum by-product, such as Sulphur, but also many agricultural products and subsidiary agricultural products including soybeans, alfalfa, etc.

With the establishment of our subsidiary in Ningbo and the support of the Ningbo local government, we are confident that we will get through the supply chain logistics services in the United States for cross-border e-commerce in China. The local government in Ningbo has introduced us to local e-commerce enterprises to have broad communication with them. We will try to find out the best models to provide services in the United States to supply chain logistics for products imported from China to the United States by those e-commerce enterprises.

Overall, in fiscal year 2018, we will continue developing the business which we operated in last year, and we will also focus on the bulk cargo containerized model in connection with those products exported from the U.S. to China, as well as developing services models in the U.S. for supply chain logistics for cross-border e-commerce of products imported from China to the U.S.

Corporate Structure

The following diagram represents the corporate structure of the Company as of the date of this report:

Results of Operations

Revenues

Total revenues increased by $3,435,609, or 176.7%, from $1,944,402 for the three months ended September 30, 2016 to $5,380,011 for the comparable period in 2017. This increase was primarily due to the Company’s efforts to diversify its business in the freight logistics services and container trucking platform services. The revenues generated from freight logistics services increased by $3,050,037, or 665.0%, from $458,667 for the three months ended September 30, 2016 to $3,508,704 for the comparable period in 2017. The revenues generated from container trucking services increased from $nil for the three months ended September 30, 2016 to $452,841 for the comparable period in 2017.

The following tables present summary information by segment for the three months ended September 30, 2017 and 2016:

	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$565,160	$-	$-	$565,160
- Third parties	$853,306	$3,508,704	$452,841	$4,814,851
Cost of revenues	$182,150	$3,140,592	$343,176	$3,665,918
Gross profit	$1,236,316	$368,112	$109,665	$1,714,093
GM%	87.2%	10.5%	24.2%	31.9%

	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$857,635	$-	$-	$857,635
- Third parties	$628,100	$458,667	$-	$1,086,767
Cost of revenues	$104,001	$202,338	$-	$306,339
Gross profit	$1,381,734	$256,329	$-	$1,638,063
GM%	93.0%	55.9%	-%	84.2%

Revenues

(1) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. The fluctuation in revenue from this segment is due to the change in the quantities of commodities transported by both Zhiyuan Investment Group and Tengda Northwest.

For Tengda Northwest, the service fee charge was RMB 32 per ton. For Zhiyuan Investment Group, the service fee charge was RMB 38 per ton.

Revenue from the inland transportation management services segment decreased approximately $67,369 from $1,485,735 for the three months ended September 30, 2016 to $1,418,466 for the three months ended September 30, 2017. Revenue from related party customers decreased $292,475 from $857,635 for the three months ended September 30, 2016 to $565,160 for the three months ended September 30, 2017 since the transported quantities decreased from 150,465 tons to 100,056 tons. Revenue from third parties customers increased $225,206 from $628,100 for the three months ended September 30, 2016 to $853,306 for the three months ended September 30, 2017 since the transported quantities increased from 133,828 tons to 177,183 tons for the period indicated accordingly.

For the three months ended September 30, 2017 and 2016, gross profit from inland transportation management services amounted to $1,236,315 and $1,381,734, respectively.

Overall gross margins for this segment decreased to 87.2% for the three months ended September 30, 2017 from 93.0% for the three months ended September 30, 2016. The decrease of gross margins in the current is due to the change of client mix with different service fee per ton. However, the decrease was not significant between the two periods.

(2) Revenues from Freight Logistics Services

Since we formed our new subsidiary, Sino-Global Shipping LA, Inc., in January 2016, we began to provide freight logistics services, including cargo forwarding and truck transportation services. Since the revenue increased significantly for providing such services from period to period, the Company has presented the related revenue as a separated business segment since the first quarter of 2017 fiscal year.

During the three months ended September 30, 2017, the portion of revenues generated from freight logistics services has increased significantly. This was mainly due to approximately $2.69 million in revenue generated by one of our subsidiaries, Trans Pacific Shanghai. for providing related services to two customers. In addition, we started delivery of sulphur from Long Beach, California, in the U.S., to Fangcheng Port, Guangxi, and other PRC regions, and ultimately to the warehouse of the customer through our New York subsidiary. Approximately $0.50 million revenue was generated and included in this segment during the quarter.

We also developed more case by case clients in the U.S region. Approximately $0.22 million was generated from Rich Trading Co., Ltd. by our New York subsidiary and approximately $0.09 million was generated by our joint venture company ACH Center to various local regional customers. Meanwhile, we have increased orders from our client. For example, approximately $2.5 million of revenue was generated from BAO-NYK Shipping PTE. Ltd. during the current period as compared to less than $2,000 in the corresponding period in 2016. The gross margin decreased to 10.5% from 55.9% mainly due to the changing mix of services provided between the current and the corresponding period in 2016. Every single business of freight logistics services has a unique gross margin according to different service scope. Usually a business in full-scale scope has a higher gross margin, and a business with fragmented scope has a lower gross margin. Our fragmented scope business increased significantly, such as revenue from BAO-NYK Shipping PTE. Ltd., and contributed a much higher portion of revenue in this sector than full-scale business compared to prior period. The revenue generated from freight logistics services was $3,508,704, and the related gross profit was $368,112 for the three months ended September 30, 2017.

For the three months ended September 30, 2016, the revenue generated from freight logistics services was $458,667, and the related gross profit was $256,329.

(3) Revenues from Container Trucking Services

Since we completed our web-based short distance container truck service platform in December 2016, we began generating revenue from short distance trucking and containers services through the service platform and presented this as a new segment, “Container Trucking Services,” beginning in the second quarter of 2017. Since the second quarter of fiscal year 2017, the Company has provided container trucking services in the PRC regions and began to provide related services in the U.S. regions starting from the third quarter of fiscal year 2017. This new business segment is based on a modified and improved version of our freight logistics services business segment.

For the three months ended September 30, 2017, revenue generated from container trucking services was $452,841 and the related gross profit was $109,665.

Operating Costs and Expenses

Total operating costs and expenses increased by $3,220,179 or 261.5%, from $1,231,562 for the three months ended September 30, 2016 to $4,451,741 for the three months ended September 30, 2017. This increase was primarily due to the increase in cost of revenues as discussed below, partially offset by the decrease in general and administrative expenses and selling expenses.

Costs of Revenues

Cost of revenues was $3,665,918 for the three months ended September 30, 2017, an increase of $3,359,579, or 1096.7%, as compared to $306,339 for the three months ended September 30, 2016. The overall cost of revenues as a percentage of our revenues increased from 15.8% for the three months ended September 30, 2016, to 68.1% for the three months ended September 30, 2017. The increase in the overall costs of revenues in percentage terms for the three months ended September 30, 2017 stemmed from the majority of the revenues during the three months ended September 30, 2017 coming from the less profitable freight logistics services segment rather than the more profitable inland transportation management services segment.

During the three months ended September 30, 2017, 65% of total revenue was from the freight logistics services segment with a gross profit margin of 10% and 26% of total revenue was from the inland transportation management services segment with a gross profit margin of 87%. During the three months ended September 30, 2016, 24% of total revenue was from the freight logistics services segment with a gross profit margin of 56% and 76% of total revenue was from the inland transportation management service segment with a gross profit margin of 93%. The significant decrease of gross profit margin of the freight logistics services segment is due to a change in the client mix that caused revenue from the fragmented scope to contribute a much larger portion of total revenue under the freight logistics services segment in the current period compared to the prior period.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation, legal, accounting and other professional service fees. For the three months ended September 30, 2017, we had $763,357 of expenses, as compared to $859,914 for the three months ended September 30, 2016, a decrease of $96,557, or 11.2%. The decrease was mainly due to a decrease of stock-based compensation, partially offset by a decrease in recovery on allowance for doubtful accounts, and an increase in consulting fees, legal fees and labor expenses. As a result of the reduction in general and administrative expenses and the increase in revenues, our general and administrative expenses, as a percentage of revenue, decreased from 44.2% for the three months ended September 30, 2016 to 14.6% for the corresponding period in 2017.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs and salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended September 30, 2017, we had $22,466 of selling expenses as compared to $65,309 for the three months ended September 30, 2016, a decrease of $42,843, or 65.6%. The decrease was mainly attributable to the fact that the Company clarified responsibilities for the sales personnel and centralized major sales activities functions in our headquarters in order to decrease selling expenses incurred in different subsidiaries in the three months ended September 30, 2016. As a percentage of revenue, our selling expenses decreased from 3.4% for the three months ended September 30, 2016, to 0.4% for the corresponding period in 2017.

Operating Income

The Company had an operating income of $928,270 for the three months ended September 30, 2017, compared to an operating income of $712,840 for the comparable period ended September 30, 2016. The increase was mainly due to increased revenue generated from freight logistics services and container trucking services, and the significant decline in general and administrative expenses and selling expenses discussed above.

Financial Income (Expense), Net

The Company’s net financial income was $296,429 for the three months ended September 30, 2017, compared to net financial expense of $3,434 for the same period of 2016. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income (expenses) for the three months ended September 30, 2017 and 2016 mainly reflects the foreign currency transaction income or loss expressed in U.S. Dollars.

Taxation

The Company’s income tax expense was $296,429 for the three months ended September 30, 2017, compared to an income tax expense of $71,621 for the three months ended September 30, 2016. During the three months ended September 30, 2017, the amount of net operating loss (“NOL”) utilized was $162,000 and the tax expense derived from such NOL was $99,900; in the corresponding period for the three months ended September 30, 2016, the amount of utilization of NOL is $400,144 and the tax benefit derived from such NOL is $136,000. During the three months ended September 30, 2017, the Company provided an allowance against the deferred tax assets based on the Company’s projected taxable income and resulted in a net deferred tax asset of approximately $649,500; in the corresponding period of 2016, the Company provided a 100% valuation allowance against the deferred tax assets and no tax benefit was derived therefrom. The increase in income tax expense was attributable to the increase in the taxable income of Trans Pacific during the three months ended September 30, 2017 in comparison to the same period in 2016.

Net Income

As a result of the foregoing, the Company had a net income of $716,637 for the three months ended September 30, 2017, compared to a net income of $637,785 for the three months ended September 30, 2016. After the deduction of non-controlling interest, net income attributable to Sino-Global was $617,889 for the three months ended September 30, 2017; for the three months ended September 30, 2016, the Company had a net income of $ $645,720. Comprehensive income attributable to the Company was $723,607 for the three months ended September 30, 2017, compared to a comprehensive income of $620,606 for the three months ended September 30, 2016.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2017, the Company had $7,927,386 in cash and cash equivalents. We held approximately 15.9% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 84.1% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(820,489)	$1,524,374
Net cash used in investing activities	$(5,077)	$-
Net (decrease) increase in cash and cash equivalents	$(806,356)	$1,510,271
Cash and cash equivalents at the beginning of period	$8,733,742	$1,385,994
Cash and cash equivalents at the end of period	$7,927,386	$2,896,265

The following table sets forth a summary of our working capital:

	September 30, 2017	June 30, 2017	Variation	%

Total Current Assets	$18,418,596	$16,754,888	$1,663,707	9.9%
Total Current Liabilities	$3,816,895	$3,086,496	$730,399	23.7%
Working Capital	$14, 601,701	$13,668,392	$933,308	6.8%
Current Ratio	4.83	5.43	(0.60)	(11.0)%

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

Operating Activities

Our net cash used in operating activities was $820,489 for three months ended September 30, 2017, including net income of $0.72 million from increased revenue generated from freight logistics services and the container trucking platform and decreased general and administrative expenses and sales expenses. In the current period, accounts receivable increased by $1.71 million and the amount due from related parties increased $0.57 million because of increased revenue for the period. On the other hand, accounts payable increased by $0.66 million mainly due to cost of revenue increased as sulphur business started. Cash outflows of operating activities for the three months ended September 30, 2017 reflect the above mentioned major factors.

Net cash provided by operating activities was $1,524,374 for the three months ended September 30, 2016, which included our operating income of $0.64 million due to increased revenue generated from inland transportation management services and freight logistics services with strong margin contribution, and the declined general and administrative expenses. In addition, the accounts receivable decreased by $1.66 million because we strengthened our cash collection efforts and received payment of $1.8 million from Tengda Northwest, our major third-party customer of inland transportation management services, and due from related parties decreased by $0.5 million because we collected $1.4 million from our related party customer, Zhiyuan. However, the advances to suppliers increased by $1.42 million because we prepaid freight fees of RMB 20.18 million (USD$3.0 million) based on our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD (See Note 3). The Company’s cash inflows from operating activities for the three months ended September 30, 2016 reflected the above mentioned factors.

Investing Activities

The Company’s net cash used in investing activities was $5,077 for the three months ended September 30, 2017 compared to net cash provided by investing activities of $nil for the same period of 2016. For the three months ended September 30, 2017, we purchased electronic equipment.

Financing Activities

The Company’s net cash derived from financing activities was $nil for the three months ended September 30, 2017, compared to $nil for the three months ended September 30, 2016.

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

There have been no material changes during the three months ended September 30, 2017 in our accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2017.

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

Revenue Recognition

●	Revenues from shipping agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from shipping and chartering services are recognized upon performance of services as stipulated in the underlying contracts.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

●	Revenues from ship management services are recognized when the related contractual services are rendered.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking platform services are recognized when the related contractual services are rendered.

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

Stock-based Compensation

Valuations are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise price and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2017 and 2016, respectively.

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

PRC Business Tax and Surcharges

Enterprises or individuals who sell commodities, engage in services or selling of goods in the PRC are subject to a value added tax (“VAT”) in accordance with PRC laws. All of the Company’s revenue generated in the PRC are subject to a VAT on the gross sales price. The VAT rates are 6% and 11%, depending on the type of services provided. The Company is entitled to a deduction or offset for VAT paid on the services rendered by the vendors against the VAT when the Company engage in services.

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

As of September 30, 2017, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 14, 2017	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

