Form 10-Q
period 2018-03-31
Sino-Global Shipping America, Ltd.
filed 2018-05-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2018, the Company has 12,435,535 issued and outstanding shares of common stock.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 31, 2018 and 2017	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,549,942	$8,733,742
Accounts receivable, less allowance for doubtful accounts of $1,350,531 and $185,821 as of March 31, 2018 and June 30, 2017, respectively	4,757,547	2,569,141
Other receivables, less allowance for doubtful accounts of $145,244 and $145,244 as of March 31, 2018 and June 30, 2017, respectively	167,018	37,811
Advances to suppliers-third parties	442,137	54,890
Advances to suppliers-related party	3,601,421	3,333,038
Prepaid expenses and other current assets	397,368	311,136
Due from related parties, net	2,249,544	1,715,130

Total Current Assets	21,164,977	16,754,888

Property and equipment, net	536,282	187,373
Intangible assets, net	168,889	-
Prepaid expenses	-	6,882
Other long-term assets	137,850	117,478
Deferred tax assets	1,670,100	749,400

Total Assets	$23,678,098	$17,816,021

Liabilities and Equity

Current Liabilities
Advances from customers	$373,172	$369,717
Accounts payable	472,085	206,211
Taxes payable	2,401,934	1,886,216
Due to related parties	-	206,323
Accrued expenses and other current liabilities	423,877	418,029

Total Current Liabilities	3,671,068	3,086,496

Income tax payable - noncurrent portion	440,219	-

Total Liabilities	4,111,287	3,086,496

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 12,611,032 and 10,281,032 shares issued as of March 31, 2018 and June 30, 2017, respectively; 12,435,535 and 10,105,535 outstanding as of March 31, 2018 and June 30, 2017, respectively	22,046,330	20,535,379
Additional paid-in capital	2,386,864	688,934
Treasury stock, at cost, 175,497 shares as of March 31, 2018 and June 30, 2017	(417,538)	(417,538)
Retained earnings (accumulated deficit)	105,939	(893,907)
Accumulated other comprehensive income (loss)	153,775	(414,564)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	24,275,370	19,498,304

Non-controlling Interest	(4,708,559)	(4,768,779)

Total Equity	19,566,811	14,729,525

Total Liabilities and Equity	$23,678,098	$17,816,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017

Net revenues - third parties	$4,699,170	$1,984,834	$14,179,256	$4,591,381
Net revenues - related party	501,000	762,777	1,621,406	2,229,180
Total revenues	5,200,170	2,747,611	15,800,662	6,820,561
Cost of revenues	(3,405,435)	(1,132,213)	(10,447,231)	(1,789,348)
Gross profit	1,794,735	1,615,398	5,353,431	5,031,213

General and administrative expenses	(1,477,514)	(612,441)	(4,067,885)	(2,248,639)
Selling expenses	(35,363)	(41,245)	(393,090)	(153,429)
Total operating expenses	(1,512,877)	(653,686)	(4,460,975)	(2,402,068)

Operating income	281,858	961,712	892,456	2,629,145

Other income (expense)
Financial income (expense), net	170,134	34,167	392,729	(57,737)
Total other income (expense)	170,134	34,167	392,729	(57,737)

Net income before provision for income taxes	451,992	995,879	1,285,185	2,571,408

Income tax benefit (expense)	(216,095)	303,196	58,597	158,184

Net income	235,897	1,299,075	1,343,782	2,729,592

Net income (loss) attributable to non-controlling interest	150,943	4,021	343,936	(104,083)

Net income attributable to Sino-Global Shipping America, Ltd.	$84,954	$1,295,054	$999,846	$2,833,675

Comprehensive income (loss)
Net income	$235,897	$1,299,075	$1,343,782	$2,729,592
Foreign currency translation income (loss)	164,446	4,871	309,763	(114,011)
Comprehensive income	400,343	1,303,946	1,653,545	2,615,581
Less: Comprehensive income (loss) attributable to non-controlling interest	30,785	(19,419)	92,150	4,702

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$369,558	$1,323,365	$1,561,395	$2,610,879

Earnings per share
-Basic	$0.01	$0.14	$0.10	$0.33
-Diluted	$0.01	$0.14	$0.10	$0.33

Weighted average number of common shares used in computation
-Basic	10,835,535	8,994,146	10,433,272	8,514,080
-Diluted	10,870,221	9,028,928	10,479,555	8,534,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA LTD. AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months ended March 31,
	2018	2017
Operating Activities
Net income	$1,343,782	$2,729,592
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Amortization of stock options	9,665	77,320
Amortization of stock - based compensation to consultants	432,125	547,138
Amortization of stock - based compensation to employees	182,000	-
Depreciation and amortization	63,402	36,432
Provision for (recovery of) doubtful accounts - accounts receivable	1,164,710	(107,608)
Provision for doubtful accounts - due from related parties	243,433	-
Deferred tax benefit	(920,700)	(387,900)
Changes in assets and liabilities
Accounts receivable	(3,246,911)	517,463
Other receivables	(80,145)	184,753
Advances to suppliers - third parties	50,465	816,715
Prepaid expense and other current assets	(84,147)	65,279
Due from related parties	(784,363)	(2,843,131)
Other long-term assets	-	(14,185)
Advances from customers	(23,218)	324,476
Accounts payable	243,380	312,883
Taxes payable	798,012	201,259
Due to related parties	(206,323)	156,841
Accrued expenses and other current liabilities	889	514,445

Net cash provided by (used in) operating activities	(813,944)	3,131,772

Investing Activities
Acquisition of property and equipment	(379,917)	(55,474)
Acquisition of intangible assets	(190,000)	-
Prepayment for intangible assets	(437,357)	-

Net cash used in investing activities	(1,007,274)	(55,474)

Financing Activities
Proceeds from issuance of common stock, net	2,585,091	4,319,988
Proceeds from exercise of stock options	-	82,500

Net cash provided by financing activities	2,585,091	4,402,488

Effect of exchange rate fluctuations on cash and cash equivalents	52,327	(24,591)

Net increase in cash and cash equivalents	816,200	7,454,195

Cash and cash equivalents at beginning of period	8,733,742	1,385,994

Cash and cash equivalents at end of period	$9,549,942	$8,840,189

Supplemental information
Income taxes paid	$60,162	$89,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistics integrated solutions provider. The Company provides tailored solutions and value-added services for its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China, including Hong Kong (the “PRC”), Australia and Canada. Currently, a significant portion of the Company’s business is generated from clients located in the PRC and the U.S.

The Company’s Chinese subsidiary, Trans Pacific Shipping Limited, a wholly-owned foreign enterprise (“Trans Pacific Beijing”), is the 90% owner of Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”). Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”.

The Company’s inland transportation management services are operated by its subsidiaries in the PRC, Hong Kong and the U.S. The Company’s freight logistics services are operated by its subsidiaries in the PRC and the U.S. The Company’s container trucking services are currently operated by its subsidiaries in the PRC and through a joint venture in the U.S. The Company’s newly added bulk cargo container trucking services are currently operated by its subsidiary in the U.S. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform.

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

On January 5, 2017, the Company entered into a joint venture agreement and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”) with Jetta Global Logistics Inc. (“Jetta Global”). Along with the establishment of ACH Center, the Company began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. The Company holds a 51% ownership stake in ACH Center. Although the establishment of ACH Center brought benefited for the Company and Jetta Global, it could not satisfy long term development for both the Company and Jetta Global. The Company signed a termination agreement with Jetta Global to terminate the joint venture agreement on December 4, 2017. As ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center was not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

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

On September 11, 2017, the Company set up a new wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via the wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in supply chain management and freight logistics services. Sino Ningbo plans to start business activities in the fourth quarter of fiscal year 2018.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	March 31,	June 30,
	2018	2017

Total current assets	$10,509,999	$9,327,990
Total assets	10,650,688	9,472,651
Total current liabilities	12,785	4,517
Total liabilities	12,785	4,517

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

The exchange rates as of March 31, 2018 and June 30, 2017 and for the three and nine months ended March 31, 2018 and 2017 are as follows:

	March 31,	June 30,	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017	2018	2017
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss	Profits/Loss	Profits/Loss
RMB:1USD	6.2753	6.7806	6.3589	6.8885	6.5482	6.7960
AUD:1USD	1.3020	1.3028	1.2722	1.3196	1.2799	1.3249
HKD:1USD	7.8448	7.8059	7.8268	7.7604	7.8164	7.7582
CAD:1USD	1.2896	1.2982	1.2640	1.3233	1.2627	1.3210

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of March 31, 2018 and June 30, 2017, cash balances of $7,413,222 and $6,246,337, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of March 31, 2018 and June 30, 2017, cash balance of $2,077,680 and $2,462,792, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations.

(g) Receivables and Allowance for Doubtful Accounts

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

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of March 31, 2018.

(j) Revenue Recognition

Revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured

●	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

●	Revenues from bulk cargo container services are recognized when the related contractual services are rendered. Bulk cargo container services included shipping of products, arranging cargo container shipping from U.S. to China port. Revenue is recognized upon completion of shipping arrangements agreed with customers at customer’s designated port.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (“NOL”) carryforwards and recorded one time income tax payable to be paid over 8 years.

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

For the three and nine months ended March 31, 2018, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. For the three and nine months ended March 31, 2018, a total of 34,686 and 46,283 unexercised options were dilutive and were included, respectively, in the computation of diluted earnings per share. For the three and nine months ended March 31, 2017, a total of 34,782 and 20,621 unexercised options were dilutive, respectively, and were included in the computation of diluted EPS.

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

(p) Reclassification

Certain prior periods amounts have been reclassified to conform to the current period presentation, including reclassification of $504,815 revenue and $504,815 cost of revenue from freight logistics service segment to bulk cargo container service segment. These reclassifications have no effect on the results of operations and cash flows.

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

Income taxes:  In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to its consolidated financial statements (See Note 9). The Company will continue to evaluate the impact this tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.

Except for the ASU’s described above, no ASU’s are expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	March 31,	June 30,
	2018	2017

Trade accounts receivable	$6,108,078	$2,754,962
Less: allowances for doubtful accounts	(1,350,531)	(185,821)
Accounts receivables, net	$4,757,547	$2,569,141

Movement of allowance for doubtful accounts is as follows:

	Nine months ended March 31, 2018	Year ended June 30, 2017

Beginning balance	$185,821	$207,028
Provision for doubtful accounts	1,182,832	-
Less: write-off/recovery	(24,638)	(18,912)
Exchange rate effect	6,516	(2,295)
Ending balance	$1,350,531	$185,821

For the three and nine months ended March 31, 2018, the provision for doubtful accounts increased by $586,547 and $1,182,832, respectively. No provision was made in same period 2017.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to third - party suppliers are as follows:

	March 31,	June 30,
	2018	2017

Intelligent logistics system deposit	$437,356	$-
Freight fees	-	29,960
Others	4,781	24,930
Total advances to suppliers - third parties	$442,137	$54,890

On December 27, 2017, with the approval of the Board of the Company, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co.(“Tianjin Anboweiye”), to develop a more complete and intelligent system based on the Company’s current container trucking platform. The purpose is to help the Company make better connections with the system used by state-owned companies in China, and to satisfy such state-owned companies’ demand for container trucks in the United States. The Company made $437,356 as prepayment to Tianjin Anboweiye in March, 2018.

As of March 31, 2018, advances to third-party suppliers were primarily related to freight logistics services.

The Company’s advances to related-party suppliers are as follows:

	March 31,	June 30,
	2018	2017

Freight fees	$3,601,421	$3,333,038
Total advances to suppliers - related party	$3,601,421	$3,333,038

As discussed in Note 1, on February 18, 2017, the Company entered into a cooperative transportation agreement with Zhiyuan Hong Kong, which is owned by the Company’s largest shareholder. Pursuant to this agreement, the Company will be a supplier for part of the project’s logistics solutions and, in return, the Company will receive a 1% to 1.25% fee incurred as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement, pursuant to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return the Company will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. The Company will complete its services pursuant to the supplemental agreement and will receive approval from Zhiyuan Hong Kong that the related services fees will be earned by June 2018. The Company also expects the entire advance will be collected by October 2018.

Note 5. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	March 31,	June 30,
	2018	2017

Consultant fees (1)	$39,537	$158,150
Advance to employees	74,199	64,160
Other (including prepaid insurance, rent , public relation services)	283,632	95,708
Total	397,368	318,018
Less: current portion	397,368	311,136
Total noncurrent portion	$-	$6,882

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

Note 6. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2018	2017

Land and Buildings	$214,497	$198,512
Motor vehicles	632,130	542,471
Computer equipment	161,440	155,141
Office equipment	88,392	66,097
Furniture and fixtures	169,234	163,219
System software	126,787	117,733
Leasehold improvements	386,629	62,857

Total	1,779,109	1,306,030

Less: Accumulated depreciation	1,242,827	1,118,657

Property and equipment, net	$536,282	$187,373

Depreciation expense for the three months ended March 31, 2018 and 2017 were $15,827 and $11,025, respectively.

Depreciation expense for the nine months ended March 31, 2018 and 2017 were $42,291 and $36,432, respectively.

Note 7. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	March 31,	June 30,
	2018	2017

Full service logistics platforms	$190,000	$-

Total intangible assets	190,000	-

Less: Accumulated amortization	21,111	-

Intangible asset, net	$168,889	$-

As part of the above-mentioned intelligent logistics platform (see Note 3), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are amortized over five years.

Amortization expense of intangible assets amounted to $15,833 and $nil for the three months ended March 31, 2018 and 2017, respectively, and $21,111 and $nil for the nine months ended March 31, 2018 and 2017, respectively.

Note 8. STOCK OPTIONS

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

The term of the options granted in 2009 is for 10 years and the exercise price of the 56,000 options is $7.75 which vested over 5 years and were fully vested as of March 31, 2018. The fair value of the stock options was estimated using the Black-Scholes option-pricing model.

The term of the 10,000 options granted in 2013 is for 10 years and the exercise price of the options is $2.01. The fair value of the 10,000 stock options was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions: volatility of 452.04%, risk free interest rate of 0.88% and expected life of 10 years. The total fair value of the options was $19,400. These options are fully vested as of March 31, 2018.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase a total of 150,000 shares of the Company’s Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half vested on July 26, 2017. The exercise price of the options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value of the options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $nil and $28,995 were expensed related to these options for the three months ended March 31, 2018 and 2017, respectively. $9,665 and $77,320 were expensed related to these options for the nine months ended March 31, 2018 and 2017, respectively. In February 2017, 75,000 of these options were exercised by the two employees.

Pursuant to the Company’s 2014 Stock Incentive Plan, the Company granted a total of 800,000 options on December 14, 2016, to purchase an aggregate of 800,000 shares of Common Stock to seven employees, with a vesting period from one to three years. The grant date fair value of such options was $2.24 per option. The fair value of the options was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 112.70%, risk free interest rate of 2.02%, with an expected life of 5 years. The total fair value of the options was $1,788,985. With the seven employees’ consent, the Company cancelled the 800,000 options, effective February 16, 2017 and nil was recorded for these options for the three and nine months ended March 31, 2018 and 2017, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2017	141,000	$3.81
Granted	-	-
Exercised	-	-
Cancelled	-	-

Options outstanding, as of March 31, 2018	141,000	$3.81

Options exercisable, as of March 31, 2018	139,000	$3.83

Following is a summary of the status of options outstanding and exercisable as of March 31, 2018

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$7.75	56,000	0.13 years	$7.75	56,000	0.13 years
$2.01	10,000	4.84 years	$2.01	8,000	4.84 years
$1.10	75,000	3.32 years	$1.10	75,000	3.32 years
	141,000			139,000

Note 9. EQUITY TRANSACTIONS

On June 6, 2014, the Company entered into management consulting and advisory services agreements with two consultants, pursuant to which the consultants assisted the Company in, among other things, financial and tax due diligence, business evaluation and integration, and development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. In June 2014, 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. Their service agreements were for the period July 1, 2014 to December 31, 2016. The remaining 400,000 shares of the Company’s common stock were then issued to the consultants on September 30, 2014 at $1.68 per share, and the service terms are from September 2014 to November 2016. These shares were valued at $1,140,000 and the related consulting fees have been ratably charged to expense over the term of the agreements. Consulting expenses for the above services were $nil and $nil for the three months ended March 31, 2018 and 2017, respectively. Consulting expenses for the above services were $nil and $218,045 for the nine months ended March 31, 2018 and 2017, respectively.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants assisted the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants at $1.50 per share. Their service agreements are for a period of 18 months, effective May 2015. These shares were valued at $750,000 and the related consulting fees have been ratably charged to expense over the term of the agreements. Consulting expenses for the above services were $nil and $ nil for the three months ended March 31, 2018 and 2017, respectively. Consulting expenses for the above services were $nil and $173,137 for the nine months ended March 31, 2018 and 2017, respectively

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company with corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued an additional 250,000 shares of common stock to this consultant at $0.72 per share to cover the services from the seventh month to November 19, 2016. These shares were valued at $435,000. Consulting expenses were $nil and $ nil for the three months ended March 31, 2018 and 2017, respectively. Consulting expenses were $nil and $138,387 for the nine months ended March 31, 2018 and 2017, respectively.

In March 2017, the Company entered into a consulting and advisory services agreement with Jianwei Li, who will provide management consulting services that include marketing program designing and implementation and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant. These shares were valued at $632,500. Consulting expenses were $52,708 and $17,569 for the three months ended March 31, 2018 and 2017 respectively. Consulting expenses were $158,125 and $17,569 for the nine months ended March 31, 2018 and 2017, respectively.

On October 23, 2017, the Company issued 130,000 shares to its employees of its restricted common stock valued at $2.80 per share. Quarter of the total number of common shares shall become vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.  These shares were valued at $364,000. $91,000 and $nil are recorded in the Company’s general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively. $182,000 and $nil are recorded in the Company’s general and administrative expenses for the nine months ended March 31, 2018 and 2017, respectively.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covers advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. Consulting expenses were $137,000 and $nil for the three months ended March 31, 2018 and 2017, respectively. Consulting expenses were $274,000 and $nil for the nine months ended March 31, 2018 and 2017, respectively.

Total consulting expenses were $280,709 and $17,569 for the three months ended March 31, 2018 and 2017, respectively. Total consulting expenses were $432,125 and $547,138 for the nine months ended March 31, 2018 and 2017, respectively.

On March 12, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company sold to the investors in a registered direct offering, an aggregate of 2,000,000 shares of the common stock of the Company, no par value per share, at a purchase price of $1.50 per Share, for aggregate gross proceeds of $3 million. The placement agent received a cash commission fee equal to 7.5% of the gross proceeds. The offering was closed on March 14, 2018. The offering of the shares of the 2 million common stock is being made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-222098), which was originally filed with the SEC on December 15, 2017, and was declared effective by the SEC on February 16, 2018. The Company agreed in the purchase agreement that it would not issue any common stock for 60 calendar days following the closing of the offering and each of the Company’s executive officers and directors have agreed to a lock-up period of 60 days from the date of the purchase agreement.

The Company also agreed to sell to the investors Series “A” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share and Series “B” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share. The sale of the Series “A” warrants and Series “B” warrants are a private placement in reliance upon an exemption afforded under Regulation D of the Securities Act. The Series “A” warrants shall be initially exercisable beginning on September 14, 2018, and expire five and a half (5.5) years from the date of issuance. The Series B warrants shall be initially exercisable beginning on September 14, 2018, and expire thirteen (13) months from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the shares and the warrants after deducting offering expenses and placement agent fees is $2,585,091.

On April 26, 2018, the Company filed a registration statement on Form S-1 to register the resale of an aggregate of 4,000,000 shares of common stock underlying the Series A and B Warrants mentioned above. The S-1 was declared effective by the SEC on May 8, 2018.

The warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants of $1,074,140 is valued based on Black-Scholes-Merton model and is recorded as additional paid-in capital from common stock based on relative fair value of proceeds received using the following assumptions:

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2018:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2017	139,032	$9.30
Issued	4,000,000	1.75
Exercised	-	-
Expired	-	-

Warrants outstanding, as of March 31, 2018	4,139,032	$2.00

Warrants exercisable, as of March 31, 2018	139,032	$9.30

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2008 Warrants	139,032	$9.30	0.13 years
2018 Series A 2,000,000	-	$1.75	5.50 years
2018 Series B 2,000,000	-	$1.75	1.08 years

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2018	2017

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	(41,198)	217,379
Accumulated deficit	(5,148,533)	(5,421,578)
	(4,832,287)	(4,846,755)
Trans Pacific Logistics Shanghai Ltd.	123,728	46,047
ACH Trucking Center Corp.	-	31,929
Total	$(4,708,559)	$(4,768,779)

Note 11. COMMITMENTS AND CONTINGENCY

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms through April 16, 2020. Future minimum lease payments under the operating lease agreements are as follows:

Amount
Twelve months ending March 31,

2019	$165,170
2020	81,666
$246,836

Rental expenses for the three months ended March 31, 2018 and 2017 were $59,183 and $66,642, respectively. Rental expenses for the nine months ended March 31, 2018 and 2017 were $178,490 and $194,532, respectively.

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. Employers are liable for one month of severance pay per year of service provided by employees. As of March 31, 2018 and June 30, 2017, the Company has estimated its severance payments to be approximately $58,373 and $48,713, respectively. Such payments have not been reflected in its unaudited condensed consolidated financial statements because management cannot predict what the actual payment, if any, will be in the future.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named a defendant in a breach of service contract lawsuit filed with the California Superior Court on January 19, 2018. Management believes it is too early to predict the outcome of the pending lawsuit but believes it will not likely have a material effect on the Company’s consolidated operations or financial position.

Note 12. INCOME TAXES

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since the Company has a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax, and a 21% for subsequent fiscal years.

The Company re-measured certain deferred tax assets based on blended rate of 28% at which these deferred tax amounts are expected to reverse in the future and the re-measurement resulted in a tax expense of $120,400 being recognized during the three months ended March 31, 2018.

In addition, the Company recorded a provisional amount for its one-time transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $478,000 for the nine months ended March 31, 2018. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits which amounted to approximately $5.7 million. The one-time transition tax is taxed at the rate of 15.5% for the Company’s cash and cash equivalents and 8% for the other assets and is to be paid over 8 years.

The Company’s income tax benefit (expense) for the three and nine months ended March 31, 2018 and 2017 are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017

Current
USA	$-	$-	$(60,162)	$-
Hong Kong	6,250	(36,966)	(3,172)	(71,067)
China	(69,345)	(47,738)	(320,270)	(158,649)
One-time transition tax on accumulated foreign earnings	-	-	(478,499)	-
	(63,095)	(84,704)	(862,103)	(229,716)
Deferred

USA	(153,000)	387,900	920,700	387,900
Total income tax benefit (expense)	$(216,095)	$303,196	$58,597	$158,184

The Company recorded income tax expense of $216,095 and benefit of $303,196 in the three months ended March 31, 2018 and 2017. The Company recorded income tax benefit of $58,597 and $158,184 in the nine months ended March 31, 2018 and 2017, respectively.

The Company’s deferred tax assets are comprised of the following:

	March 31,	June 30,
	2018	2017

Allowance for doubtful accounts	$568,000	$106,000
Stock-based compensation	687,000	790,000
Net operating loss	1,068,000	1,464,000
Total deferred tax assets	2,323,000	2,360,000
Valuation allowance	(652,900)	(1,610,600)
Deferred tax assets, net - long-term	$1,670,100	$749,400

The Company’s operations in the U.S. for federal tax purposes have incurred a cumulative net operating loss (“NOL”) of approximately $5,250,000 as of March 31, 2018, which may reduce federal future taxable income. For the three and nine months ended March 31, 2018, approximately $317,000 and $954,000 of NOL was utilized, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Management has provided an allowance against the deferred tax assets balance as of March 31, 2018. The net increase in the valuation allowance for the three months ended March 31, 2018 amounted to $140,000 and the net decrease in the valuation allowance for the nine months ended March 31, 2018 amounted to $957,700, respectively on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due to enactment of the Act, NOL could be carried forward indefinitely and the Company has pretax income resulting in utilization of NOL in the current period, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its NOL are realizable.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2018	2017

VAT tax payable	$558,452	$520,436
Corporate income tax payable	2,213,939	1,290,832
Others	69,762	74,948
Total	2,842,153	1,886,216
Less: current portion	2,401,934	1,886,216
Income tax payable - noncurrent portion	$440,219	$-

Note 13. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2018, three customers accounted for 70%, 18% and 10% of the Company’s revenues, respectively. As of March 31, 2018, one of these four customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 84% of the Company’s accounts receivable.

For the three months ended March 31, 2017, three customers accounted for 28%, 28% and 27% of the Company’s revenues, respectively. At March 31, 2017, one of these three customers accounted for 27% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 75% of the Company’s accounts receivable.

For the nine months ended March 31, 2018, three customers accounted for 59%, 17% and 10% of the Company’s revenues, respectively. As of March 31, 2018, one of these four customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 84% of the Company’s accounts receivable.

For the nine months ended March 31, 2017, three customers accounted for 33%, 33% and 16% of the Company’s revenues, respectively. At March 31, 2017, one of these three customers accounted for 27% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 75% of the Company’s accounts receivable.

Major Suppliers

For the three months ended March 31, 2018, two suppliers accounted for 82% and 15% of the total costs of revenue, respectively. For the three months ended March 31, 2017, two suppliers accounted for 65% and 13% of the total costs of revenue.

For the nine months ended March 31, 2018, two suppliers accounted for 48% and 6% of the total costs of revenue, respectively. For the nine months ended March 31, 2017, one supplier accounted for 51% of the total costs of revenue, respectively.

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

As stated in Note 1, ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the results of operations for ACH Center was not reported as discontinued operations and was included in the container trucking services segment and freight logistics services segment below. For the three and nine months ended March 31, 2018, revenue from ACH Center for container trucking services amounted to $nil and $42,968 respectively, representing 0% and 6% of the segment’s revenue. For the three and nine months ended March 31, 2018, gross profit from ACH Center for container trucking services amounted to $nil and $4,297 respectively, representing 0% and 2% of the segment’ gross profit. For the three and nine months ended March 31, 2018, revenue from ACH Center for freight logistics services amounted to $nil and $46,937 respectively, representing 0% and 1% of the segment’s revenue. For the three and nine months ended March 31, 2017, gross profit from ACH Center for freight logistics services amounted to $nil and $13,989 respectively, representing 0% and 2% of the segment’ gross profit.

The following tables present summary information by segment for the three and nine months ended March 31, 2018 and 2017, respectively:

	For the three months ended March 31, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$501,000	$-	$-	$-	$501,000
- Third parties	$934,872	$3,577,293	$187,005	$-	$4,699,170
Total revenues	$1,435,872	$3,577,293	$187,005	$-	$5,200,170
Cost of revenues	$91,276	$3,195,492	$118,667	$-	$3,405,435
Gross profit	$1,344,596	$381,801	$68,338	$-	$1,794,735
Depreciation and amortization	$26,268	$475	$4,917	$-	$31,660
Total capital expenditures	$-	$-	$10,929	$-	$10,929

	For the three months ended March 31, 2017
	Inland Transportation Management Services	Freights Logistic Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$762,777	$-	$-	$-	$762,777
- Third parties	$771,063	$827,908	$385,863	$-	$1,984,834
Total revenues	$1,533,840	$827,908	$385,863	$-	$2,747,611
Cost of revenues	$79,983	$699,578	$352,652	$-	$1,132,213
Gross profit	$1,453,857	$128,330	$33,211	$-	$1,615,398
Depreciation and amortization	$5,655	$5,370	$-	$-	$11,025
Total capital expenditures	$55,474	$-	$-	$-	$55,474

Prior to second quarter of fiscal 2018, bulk cargo container services were included in our freight logistics services segment and were operated by our New York subsidiary. As the Company develops this business line and to enable our CODM to better assess the financial performance of the Company, we separated bulk cargo container services as a separate segment starting from last quarter. The Company reclassified $504,815 of revenue from freight logistics services to bulk cargo container services for the nine months ended March 31, 2018 for better comparison.

	For the nine months ended March 31, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$1,621,406	$-	$-	$-	$1,621,406
- Third parties	$2,626,773	$10,177,505	$736,751	$638,227	$14,179,256
Total revenues	$4,248,179	$10,177,505	$736,751	$638,227	$14,179,256
Cost of revenues	$447,451	$9,023,600	$481,731	$494,449	$10,447,231
Gross profit	$3,800,728	$1,153,905	$255,020	$143,778	$5,353,431
Depreciation and amortization	$46,665	$1,426	$15,311	$-	$63,402
Total capital expenditures	$-	$326,508	$53,409	$-	$379,917

	For the nine months ended March 31, 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,229,180	$-	$-	$-	$2,229,180
- Third parties	$2,241,998	$1,803,641	$545,742	$-	$4,591,381
Total revenues	$4,471,178	$1,803,641	$545,742	$-	$6,820,561
Cost of revenues	$271,784	$1,068,951	$448,613	$-	$1,789,348
Gross profit	$4,199,394	$734,690	$97,129	$-	$5,031,213
Depreciation and amortization	$20,322	$16,110	$-	$-	$36,432
Total capital expenditures	$55,474	$-	$-	$-	$55,474

Total assets:	March 31,	June 30,
	2018	2017

Inland Transportation Management Services	$21,460,889	$15,552,593
Freight Logistic Services	162,504	1,704,946
Container Trucking Services	1,538,860	558,482
Bulk Cargo Container Services	515,845	-
Total Assets	$23,678,098	$17,816,021

Note 15. OTHER RELATED PARTY TRANSACTIONS

As of March 31, 2018 and June 30, 2017, the outstanding amounts due from related party consist of the following:

	March 31,	June 30,
	2018	2017

Tianjin Zhiyuan Investment Group Co., Ltd.	$2,499,493	$1,715,130
Less: allowance for doubtful accounts	(249,949)	-
Total	$2,249,544	$1,715,130

In June 2013, the Company signed a five-year global logistics service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group, whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $501,000 (10% of the Company’s total revenue) and $762,777 (28% of the Company’s total revenue) for the three months ended March 31, 2018 and 2017, respectively. The Company generated revenue of $1,631,000 (10% of the Company’s total revenue) and $2,229,180 (33% of the Company’s total revenue) for the nine months ended March 31, 2018 and 2017, respectively. During the nine months ended March 31, 2018, the Company continued to provide inland transportation management services to Zhiyuan and collected $846,536 from Zhiyuan. As of March 31, 2018, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company expects that the above balance will be collected by March 2019.

As of March 31, 2018 and June 30, 2017, the outstanding amounts of advance to suppliers-related party consist of the following:

	March 31,	June 30,
	2018	2017

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	$3,601,421	$3,333,038
Total	$3,601,421	$3,333,038

On February 18, 2017, Trans Pacific Beijing (subsidiary) and Sino China (VIE) (collectively, the “Seller”), a subsidiary and VIE of the Company, entered into a Cooperative Transportation Agreement (the “Agreement”) with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Mr. Zhang is the largest shareholder of the Company and has also invested in the Buyer. Pursuant to the Agreement, the Buyer, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel Indonesia, which is located in Malaysia (the “Project”). The Seller shall be appointed as general agent to handle related logistics and transportation occurring in the Project and in return the Company will receive a 1% to 1.25% fee incurred as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement, pursuant to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. The Company will complete its services pursuant to the supplemental agreement and will receive approval from Zhiyuan Hong Kong that the related services fees will be earned by June 2018. The Company also expects the entire advance will be collected by October 2018.

Note 16. SUBSEQUENT EVENTS

On May 4, 2018, the Company's board approved issuance of 660,000 shares of its common stock under the 2014 Stock Incentive Plan to its management team and the Board of directors. These shares are vested immediately and are valued at $1.15 per share on grant date with a total fair value of $759,000.

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

Overview

Third Quarter 2018 Highlights

Revenues in the three months ended March 31, 2018 increased by $2,452,559, or 89.3%, over the comparable period in 2017. The increase was primarily due to:

●	We continued to expand our freight logistics segment through cooperating with our major customers. Revenue from the freight logistics segment increased by about $2.75 million or 332.1% compared to 2017. Revenues from inland transportation management services remained relatively the same, and a decrease of $198,858 or 51.5% revenue in container trucking segment was due to the discontinued operation of ACH trucking in last quarter.

●	Our increase in revenue in the freight logistics services segment was mainly due to our increased revenue of $2.91 million, offset by a decrease of about $0.16 million due to the discontinued operations of ACH trucking. For the three months ended March 31, 2018, our subsidiary, Trans Pacific Shanghai, increased sales to BAO-NYK Shipping PTE. Ltd., which totaled approximately $3.39 million, as compared to $nil for the corresponding period of the year 2017, while our sales to other smaller customers decreased by about $0.67 million. Given that our primary goal is to develop our U.S. market, maintaining long term relationships with our major customers in China will enable us to further develop our freight logistics and trucking business in the U.S. via the logistics platform that is currently in development. We will focus on integrating the intelligence logistics platform to increase our freight logistics business in the U.S. in order increase our revenue and cash flows.

Fiscal Year 2018 Trend

Historically, containers shipping from the U.S. to China have low utilization rates. As a result, large shipping lines in China, including COSCO Shipping Lines Co., Ltd (“COSCO Shipping Lines”), have to bear the shipping costs of empty containers and are seeking solutions to work strategically with local logistics companies in the U.S. With the Chinese government’s ban on the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China has been and will likely continue to be further reduced. In light of this development, COSCO Shipping Lines   signed a strategic cooperation agreement with us to jointly promote bulk cargo container transportation. Bulk freight rate is usually lower than that of container freight rate; however the transit time is much longer and customers have limited flexibility in their arrangements with freight carriers. COSCO Group headquarters will give us the same container freight rate as bulk freight, even lower than bulk shipping fee, to support our expansion from bulk to container shipping, so as to transport more cargoes from the United States to China. In the first six months  of fiscal year 2018, we cooperated with Guangxi Sinotrans Group and Sichuan Minmetals Import and Export Company, for trial operation. Based on the two trial runs with positive response, we signed a service agreement with Chengdu Dingxu International Trade Co., Ltd. ("Chengdu Dingxu") to coordinate sulfur suppliers in the United States to supply 100,000 tons of sulfur to Chengdu Dingxu on annual basis. Pursuant to the agreement, we will organize the shipping carriers, help customer to complete the duty and customs declaration and arrange transportation to the destination designated by Chengdu Dingxu. We will not take title to any of their purchases and we will not take any inventory risks. We will be reimbursed by Chengdu Dingxu once our performance obligations are completed for the money we advanced on these purchases. In the remaining period of fiscal year 2018, we will continue to focus on developing business to increase revenue and cash flow in the U.S. and continue to use the bulk cargo container business between container shipping lines from the U.S. to China as the major part of our growth.

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

Company Structure

The following diagram represents the corporate structure of the Company as of the date of this report:

Results of Operations

The Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Total revenues increased by $2,452,559, or 89.3%, from $2,747,611 for the three months ended March 31, 2017 to $5,200,170 for the comparable period in 2018. This increase was primarily due to the Company’s efforts to diversify its business in freight logistics services. The revenues generated from freight logistics services increased by $2,749,385, or 332.1%, from $827,908 for the three months ended March 31, 2017 to $3,577,293 for the comparable period in 2018.

The following tables present summary information by segment for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$501,000	$-	$-	$-	$501,000
- Third parties	$934,872	$3,577,293	$187,005	$-	$4,699,170
Total revenues	$1,435,872	$3,577,293	$187,005	$-	$5,200,170
Cost of revenues	$91,276	$3,195,492	$118,667	$-	$3,405,435
Gross profit	$1,344,596	$381,801	$68,338	$-	$1,794,735
GM%	93.6%	10.7%	36.5%	-%	34.5%

	For the three months ended March 31, 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$762,777	$-	$-	$-	$762,777
- Third parties	$771,063	$827,908	$385,863	$-	$1,984,834
Total revenues	$1,533,840	$827,908	$385,863	$-	$2,747,611
Cost of revenues	$79,983	$699,578	$352,652	$-	$1,132,213
Gross profit	$1,453,857	$128,330	$33,211	$-	$1,615,398
Gross margin%	94.8%	15.5%	8.6%	-%	58.8%

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

Revenue from the inland transportation management services segment decreased approximately $97,968 from $1,533,840 for the three months ended March 31, 2017 to $1,435,872 for the three months ended March 31, 2018. Revenue from related party customers decreased $261,777 from $762,777 for the three months ended March 31, 2017 to $501,000 for the three months ended March 31, 2018 since the transported quantities decreased from 139,474 tons to 83,837 tons. Revenue from third parties customers increased $163,809 from $771,063 for the three months ended March 31, 2017 to $934,872 for the three months ended March 31, 2018. The increase was primarily due to the depreciation of USD against RMB from 6.8885 for the three months ended March 31, 2017 to 6.3589 for the corresponding period in 2018 and increased quantities transported from 167,700 tons to 184,706 tons.

For the three months ended March 31, 2018 and 2017, gross profit from inland transportation management services amounted to $1,344,596 and $1,453,857, respectively.

Overall gross margins for this segment decreased to 93.6% for the three months ended March 31, 2018 from 94.8% for the three months ended March 31, 2017. The decrease of gross margins in the current quarter was due to the change of product mix with different service fee per ton. However, the decrease was not significant between the two periods.

(2) Revenues from Freight Logistics Services

During the three months ended March 31, 2018, the portion of revenues generated from freight logistics services has increased significantly. The increase was primarily due to increased orders from one of our clients, BAO-NYK Shipping PTE. Ltd. (“BAO-NYK”), during the current period, as compared to $nil in the corresponding period in 2017. Our primary goal is to maintain long term relationship with our major customers in China so we can focus on developing new business in the U.S. The gross margin decreased to 10.07% from 15.50%, primarily due to the changing variety of services provided between the current period and the corresponding period in 2017. Every single business of freight logistics services has a unique gross margin according to different service scope. Usually, a business in full-scale scope has a higher gross margin, and business with fragmented scope has a lower gross margin. Our fragmented scope business increased significantly, such as revenue from BAO-NYK, and contributed a much higher portion of revenue in this sector than full-scale businesses, as compared to the corresponding period in 2017.

The revenue generated from freight logistics services was $3,577,293, and the related gross profit was $381,801 for the three months ended March 31, 2018. For the three months ended March 31, 2017, the revenue generated from freight logistics services was $827,908, and the related gross profit was $128,330.

(3) Revenues from Container Trucking Services

Since we completed our web-based short-haul container truck service platform in December 2016, we began generating revenue from short-haul trucking and containers services through the service platform.

On January 5, 2017, we entered into a joint venture agreement and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”) with Jetta Global Logistics Inc. (“Jetta Global”). Along with the establishment of ACH Center, we began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. We held a 51% ownership stake in ACH Center. Although the establishment of ACH Center brought benefits for us and Jetta Global, it could not satisfy long term development for both us and Jetta Global. We signed a termination agreement with Jetta Global to terminate the joint venture agreement on December 4, 2017. As ACH center’s operating revenue was less than 1% of our consolidated revenue and the termination did not constitute a strategic shift that will have a major effect on our operations and financial results, the results of operations for ACH Center were not reported as discontinued operations. For the three months ended March 31, 2018, revenue from container trucking services decreased by $198,858 from $385,863 for the three months ended March 31, 2017 to $187,005. The decrease was primarily due to the termination of our joint venture agreement with Jetta Global.

Operating Costs and Expenses

Total operating costs and expenses increased by $3,132,143 or 175.4%, from $1,785,899 for the three months ended March 31, 2017 to $4,918,312 for the three months ended March 31, 2018. This increase was primarily due to the increase in the cost of revenue, general and administrative expense and selling expenses, as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the three months ended March 31,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	5,200,170	100.0%	2,747,611	100.0%	2,452,559	89.3%
Cost of revenues	3,405,435	65.5%	1,132,213	41.2%	2,273,222	200.8%
Gross margin	34.5%		58.8%		(24.3)%

General and administrative expenses	1,477,514	28.4%	612,441	22.3%	865,073	141.3%
Selling expenses	35,363	0.7%	41,245	1.5%	(5,882)	(14.3)%
Total Costs and Expenses	4,918,312	94.6%	1,785,899	65.0%	3,132,413	175.4%

Costs of Revenues

Cost of revenues was $3,405,435 for the three months ended March 31, 2018, an increase of $2,273,222, or 200.8%, as compared to $1,132,213 for the three months ended March 31, 2017. The overall cost of revenues as a percentage of our revenues increased from 41.2% for the three months ended March 31, 2017, to 65.5% for the three months ended March 31, 2018. The increase stemmed from the majority of the revenues during the three months ended March 31, 2018, which comes from the less profitable freight logistics services segment discussed above.

During the three months ended March 31, 2018, 69% of total revenue was from the freight logistics services segment with a gross profit margin of 10.7% and 28% of total revenue was from the inland transportation management services segment with a gross profit margin of 93.6%. During the three months ended March 31, 2017, 30% of total revenue was from the freight logistics services segment with a gross profit margin of 15.5%, and 56% of total revenue was from the inland transportation management service segment with a gross profit margin of 94.8%. The significant decrease of gross profit margin of the freight logistics services segment is due to a change in our variety of services that caused revenue from the fragmented scope to contribute a much larger portion of total revenue under the freight logistics services segment in the current period in comparison with the corresponding period in 2017.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation, legal, accounting and other professional service fees. For the three months ended March 31, 2018, we had $1,477,514 in general and administrative expenses, as compared to $612,441 for the three months ended March 31, 2017, an increase of $865,073, or 141.3%. The increase was primarily due to an increase in labor and benefit costs of $163,193, plus additional $569,766 of allowance of accounts receivable for doubtful accounts  , and the rest of the increase was due to increases in consulting fees and legal fees. As a result of the increase in general and administrative expenses of 141.3% and the increase in revenues of 89.3%, our general and administrative expenses, as a percentage of revenue, increased from 22.3% for the three months ended March 31, 2017, to 28.4% for the corresponding period in 2018.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs, such as traveling expenses for sales purposes, and salaries and benefits for our sales staff. For the three months ended March 31, 2018, we had $35,363 in selling expenses as compared to $41,245 for the three months ended March 31, 2017, a decrease of $5,882, or 14.3%. As a percentage of revenue, our selling expenses decreased from 1.5% for the three months ended March 31, 2017, to 0.7% for the corresponding period in 2018.

Operating Income

The Company had an operating income of $281,858 for the three months ended March 31, 2018, compared to an operating income of $961,712 for the comparable period ended March 31, 2017. The decrease was primarily due to the significant increase in the cost of revenues as a result of more fragmented businesses in the freight logistics segment, which has lower margins, and an increase in general and administrative expenses, partially offset by increased revenue generated from the freight logistics services as discussed above.

Financial Income (Expense), Net

The Company’s net financial income was $170,134 for the three months ended March 31, 2018, compared to the net financial expense of $34,167 for the same period of 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income (expenses) for the three months ended March 31, 2018 and 2017 primarily reflects the foreign currency transaction income or loss expressed in U.S. Dollars.

Taxation

The Company recorded an income tax expense of $216,095 and a tax benefit of $303,196 in the three months ended March 31, 2018 and 2017, respectively. Current income tax incurred from operations in China and Hong Kong remained approximately the same compared to the same period last year, while income tax benefit decreased due to changes in deferred tax assets for the three months ended March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, the Company recognized a total deferred income tax expense of $153,000, which was mainly due to the increase in allowance for bad debts, decrease in net operating loss carryover (“NOL”) and the increase in the valuation allowance against the deferred tax assets, based on the Company’s latest projected taxable income.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of March 31, 2018. The net increase in the valuation allowance for the three months ended March 31, 2018 amounted to $140,000 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affects its future realization of deferred tax assets. Due to the enactment of the Act and the fact that NOL could be carried forward indefinitely and the Company has pretax income resulting in utilization of NOL in the current period, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its NOL are realizable.

Net Income

As a result of the foregoing, the Company had a net income of $235,897 for the three months ended March 31, 2018, compared to a net income of $1,299,075 for the three months ended March 31, 2017. After the deduction of non-controlling interest, net income attributable to Sino-Global was $84,954 for the three months ended March 31, 2018; for the three months ended March 31, 2017, the Company had a net income of $1,295,054. Comprehensive income attributable to the Company was $369,558 for the three months ended March 31, 2018, compared to a comprehensive income of $1,323,365 for the three months ended March 31, 2017.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Revenues

Total revenues increased by $8,980,101, or 131.7%, from $6,820,561 for the nine months ended March 31, 2017 to $15,800,662 for the comparable period in 2018. This increase was primarily due to the Company’s efforts to diversify its business in freight logistics services, container trucking services and bulk cargo container services. The Company separately presented bulk cargo container services as a new segment during second quarter of fiscal year 2018, with a total of $638,227 bulk cargo container service revenue having been generated, of which $504,815 was reclassified from freight logistics services for the nine months ended March 31, 2018. The revenues generated from freight logistics services increased by $8,373,864, or 464.3%, from $1,803,641 for the nine months ended March 31, 2017 to $10,177,505 for the comparable period in 2018. The revenues generated from bulk cargo services for the nine months ended March 31, 2018 were $638,227, as compared to $nil for the comparable period in 2017.

The following tables present summary information by segment for the nine months ended March 31, 2018 and 2017:

	For the nine months ended March 31, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$1,621,406	$-	$-	$-	$1,621,406
- Third parties	$2,626,773	$10,177,505	$736,751	$638,227	$14,179,256
Total revenues	$4,248,179	$10,177,505	$736,751	$638,227	$15,800,662
Cost of revenues	$447,451	$9,023,600	$481,731	$494,449	$10,447,231
Gross profit	$3,800,728	$1,153,905	$255,020	$143,778	$5,353,431
Gross margin%	89.5%	11.3%	34.6%	22.5%	33.9%

	For the nine months ended March 31, 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,229,180	$-	$-	$-	$2,229,180
- Third parties	$2,241,998	$1,803,641	$545,742	$-	$4,591,381
Total revenues	$4,471,178	$1,803,641	$545,742	$-	$6,820,561
Cost of revenues	$271,784	$1,068,951	$448,613	$-	$1,789,348
Gross profit	$4,199,394	$734,690	$97,129	$-	$5,031,213
Gross margin%	93.9%	40.7%	17.8%	-%	73.8%

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

Revenue from the inland transportation management services segment decreased approximately $222,999 from $4,471,178 for the nine months ended March 31, 2017 to $4,248,179 for the nine months ended March 31, 2018. Revenue from related-party customers decreased $607,774 from $2,229,180 for the nine months ended March 31, 2017 to $1,621,406 for the nine months ended March 31, 2018 since the transported quantities decreased from 401,938 tons to 281,382 tons. Revenue from third-party customers increased $384,775 from $2,241,998 for the nine months ended March 31, 2017 to $2,626,773 for the nine months ended March 31, 2018 since the transported quantities increased from 481,473 tons to 535,540 tons for the period indicated accordingly.

For the nine months ended March 31, 2018 and 2017, gross profit from inland transportation management services amounted to $3,800,728 and $4,199,394, respectively.

Overall gross margins for this segment decreased to 89.5% for the nine months ended March 31, 2018 from 93.9% for the nine months ended March 31, 2017. The decrease of gross margins in the current is due to the change of product mix with different service fee per ton. However, the decrease amount was not significant between the two periods.

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

During the nine months ended March 31, 2018, revenues generated from freight logistics services has increased by $8,373,864 or 464%. The increase was primarily due to orders from one of our clients: approximately $9.1 million of revenue was generated from BAO-NYK Shipping PTE. Ltd. (“BAO-NYK”) during the current period, as compared to less than $2,000 in the corresponding period in 2017. The gross margin decreased to 11.3% from 40.7% primarily due to the change in the variety of services currently provided in comparison with those services provided in the corresponding period of 2017. Every single business of freight logistics services has a unique gross margin according to different service scope. Usually, a business in full-scale scope has a higher gross margin, and the business with fragmented scope has a lower gross margin. Our fragmented scope business increased significantly, such as revenue from BAO-NYK, and contributed a much higher portion of revenue in this sector than full-scale business compared to prior period.

The revenue generated from freight logistics services was $10,177,505, and the related gross profit was $1,153,905 for the nine months ended March 31, 2018. For the nine months ended March 31, 2017, the revenue generated from freight logistics services was $1,803,641, and the related gross profit was $734,690.

Revenue from ACH Center amounted to $46,937 or 0.7% of the segment’s revenue for the nine months ended March 31, 2018 and gross profit from ACH Center amounted to $13,989 representing 1.8% of the segment’s gross profit.

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

For the nine months ended March 31, 2018, revenue generated from container trucking services was $736,751, and the related gross profit was $255,020. Revenue from ACH Center amounted to $42,968 or 7.8% of the segment’s revenue for the nine months ended March 31, 2018 and gross profit from ACH Center amounted to $4,297 representing 2.3% of the segment’s gross profit.

(4) Revenues from Bulk Cargo Container Services

As we entered into bulk cargo container services as discussed previously, we shipped 140 containers with 18 tons per container of sulfur from Long Beach, CA in the U.S. to China. The arrangement included coordinating the customer’s signing of the purchase contract with sulfur suppliers in the United States, organizing the container shipping, and customs clearance. All have been fulfilled at the time we shipped the product to our customer’s designated port, Qingdao PRC. For the nine months ended March 31, 2018, revenue generated from bulk cargo container services was $638,227, and the related gross profit was $143,778 or 22.5%.

Operating Costs and Expenses

Total operating costs and expenses increased by $10,716,790 or 255.7%, from $4,191,416 for the nine months ended March 31, 2017 to $14,908,206 for the nine months ended March 31, 2018. This increase was primarily due to the increase in the cost of revenues and general and administrative expenses as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the nine months ended March 31,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	15,800,662	100.0%	6,820,561	100.0%	8,980,101	131.7%
Cost of revenues	10,447,231	66.1%	1,789,348	26.2%	8,657,883	483.9%
Gross margin	33.9%		73.8%		(39.9)%

General and administrative expenses	4,067,885	25.7%	2,248,639	33.0%	1,819,246	80.9%
Selling expenses	393,090	2.5%	153,429	2.2%	239,661	156.2%
Total Costs and Expenses	14,908,206	94.3%	4,191,416	61.4%	10,716,790	255.7%

Costs of Revenues

Cost of revenues was $10,447,231 for the nine months ended March 31, 2018, an increase of $8,657,883, or 483.9%, as compared to $1,789,348 for the nine months ended March 31, 2017. The overall cost of revenues as a percentage of our revenues increased from 26.2% for the nine months ended March 31, 2017, to 66.1% for the nine months ended March 31, 2018. The increase in the overall costs of revenues in percentage terms for the nine months ended March 31, 2018 stemmed from the majority of the revenues during the nine months ended March 31, 2018 coming from the less profitable freight logistics services segment, rather than the more profitable inland transportation management services segment.

During the nine months ended March 31, 2018, 64% of total revenue was from the freight logistics services segment, with a gross profit margin of 11.3%, and 27% of total revenue was from the inland transportation management services segment with a gross profit margin of 89.5%. During the nine months ended March 31, 2017, 26% of total revenue was from the freight logistics services segment with a gross profit margin of 40.7% and 66% of total revenue was from the inland transportation management service segment with a gross profit margin of 93.0%. The significant decrease of gross profit margin of the freight logistics services segment is due to a change in the variety of services provided, which caused revenue from the fragmented scope to contribute a much larger portion of total revenue under the freight logistics services segment in the current period as compared to the corresponding prior period.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation, legal, accounting and other professional service fees. For the nine months ended March 31, 2018, we had $4,067,885 of expenses, as compared to $2,248,639 for the nine months ended March 31, 2017, an increase of $1,819,246, or 80.9%. The increase was primarily due to an increase in the allowance for doubtful accounts of $1,407,000  , and an increase in salary of about $273,000 as we hired more operations and IT staff in our New York office. As a percentage of revenue, our general and administrative expenses decreased from 33.0% for the nine months ended March 31, 2017 to 25.7% for the corresponding period in 2018.

Selling Expenses

The Company’s selling expenses consist primarily of business development costs, such as traveling expenses for sales purposes, and salaries and benefits for our sales staff. For the nine months ended March 31, 2018, we had $393,090 of sales expenses as compared to $153,429 for the nine months ended March 31, 2017, an increase of $239,661, or 156.2%. During the nine months ended March 31, 2018, especially the first two quarters of such period, we increased our business development efforts to explore new business opportunities while maintaining our current customer relationships. Rising labor costs also increased our overall selling expenses as compared to the same period of 2017. As a percentage of revenue, our selling expenses increased from 2.2% for the nine months ended March 31, 2017, to 2.5% for the corresponding period in 2018.

Operating Income

The Company had an operating income of $892,456 for the nine months ended March 31, 2018, compared to an operating income of $2,629,145 for the comparable period ended March 31, 2017. The decrease was primarily due to the increase in general and administrative expenses, partially offset by the increased gross profit generated from freight logistics services and bulk cargo container services as discussed above.

Financial Income (Expense), Net

The Company’s net financial income was $392,729 for the nine months ended March 31, 2018, compared to the net financial expense of $57,737 for the same period of 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income (expenses) for the nine months ended March 31, 2018 and 2017 primarily reflects the foreign currency transaction income or loss expressed in U.S. Dollars.

Taxation

The Company’s income tax benefit was $58,597 for the nine months ended March 31, 2018, compared to an income tax benefit of $158,184 for the nine months ended March 31, 2017. The decrease in income tax benefit was due to the effect of the corporate tax rate change.

During the nine months ended March 31, 2018, the Company recognized a total deferred income tax benefit of $1,194,100, which derived from the utilization of NOL and the decrease in the valuation allowance against the deferred tax assets, based on the Company’s latest projected taxable income.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and record a deferred income tax expense of $140,000.

Meanwhile, we accrued a one-time transition tax on accumulated foreign earnings with an amount of $478,499, which will be paid over eight years  . The increase in current income tax expense was also attributable to the increase in the taxable income of Trans Pacific during the nine months ended March 31, 2018 in comparison to the same period in 2017.

We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of March 31, 2018. The net decrease in the valuation allowance for the nine months ended March 31, 2018 amounted to $957,700, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. We considered new evidence, both positive and negative, that could affect the future realization of deferred tax assets. Due to enactment of the Act, NOL could be carried forward indefinitely and we had pretax income resulting in utilization of NOL in the current period, we believe that there is sufficient positive evidence to conclude that it is more likely than not that all of our NOL are realizable.

Net Income

As a result of the foregoing, the Company had a net income of $1,343,782 for the nine months ended March 31, 2018, compared to a net income of $2,729,592 for the nine months ended March 31, 2017. After the deduction of non-controlling interest, net income attributable to Sino-Global was $999,846 for the nine months ended March 31, 2018; for the nine months ended March 31, 2017, the Company had a net income of $2,833,675. Comprehensive income attributable to the Company was $1,561,395 for the nine months ended March 31, 2018, compared to a comprehensive income of $2,610,879 for the nine months ended March 31, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2018, the Company had $9,549,942 in cash. We held approximately 22.3% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 77.7% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(813,944)	$3,131,772
Net cash used in investing activities	$(1,007,274)	$(55,474)
Net cash provided by financing activities	$2.585.091	$4.402.488
Net increase in cash and cash equivalents	$816,200	$7,454,195
Cash and cash equivalents at the beginning of period	$8,733,742	$1,385,994
Cash and cash equivalents at the end of period	$9,549,942	$8,840,189

The following table sets forth a summary of our working capital:

	March 31, 2018	June 30, 2017	Variation	%

Total Current Assets	$21,164,977	$16,754,888	$4,410,089	26.3%
Total Current Liabilities	$3,671,068	$3,086,496	$584,572	18.9%
Working Capital	$17,493,909	$13,668,392	$3,825,517	28.0%
Current Ratio	5.77	5.43	0.34	6.3%

We finance our ongoing operating activities primarily by using funds from our operations and equity financing. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and the Company’s operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint ventures and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and our ability to access other funding sources, management believes that the foregoing measures will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Our net cash used in operating activities was $813,944 for nine months ended March 31, 2018, including net income of $1.34 million from increased revenue generated from freight logistics services, deferred tax benefit of $0.92 million, provision for doubtful accounts of $1.41 million and amortization of stock-based compensation to consultants and employees of $0.61 million as reconciled. In the current period, accounts receivable increased by $3.25 million and the amount due from related parties increased $0.78 million because of increased revenue for the period. On the other hand, taxes payable increased by $0.80 million primarily due to the one-time transition tax on accumulated foreign earnings. Cash outflows from operating activities for the nine months ended March 31, 2018 reflect the above mentioned major factors.

Our net cash derived from operating activities was $3,131,772 for the nine months ended March 31, 2017, including net income of $2.73 million from increased revenue generated from inland transportation management services, freight logistics services with strong margin contributions and decreased general and administrative expenses. In addition, advances to suppliers decreased significantly by $0.82 million because we received certain freight services regarding to our prepayments pursuant to our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD. Moreover, accounts receivable decreased by $0.52 million as a result of our strengthened cash collection efforts and payments received from Tengda Northwest, our major third-party customer for inland transportation management services. However, due from related parties increased by $2.84 million because a Cooperative Transportation Agreement was signed with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (“Zhiyuan Hong Kong”), a related party, pursuant to which we advanced transportation payments of approximately $3.21 million during the nine months ended March 31, 2017. This increase in due from related parties was partially offset by the cash collections received from Zhiyuan Investment Group, another related party, in the reporting period. Cash inflows from operating activities for the nine months ended March 31, 2017 reflect the above mentioned factors

Investing Activities

The Company’s net cash used in investing activities was $1,007,274 for the nine months ended March 31, 2018, compared to net cash used in investing activities of $55,474 for the same period of 2017. For the nine months ended March 31, 2018, we purchased a motor vehicle, office equipment and started leasehold improvements of our new Ningbo office for total amount of $379,917. We also completed four applications in our logistics information platform which costs $190,000 and we made a deposit of $437,357 for the development of our next phase of the platform. For the nine months ended March 31, 2017, we purchased a vehicle in the amount of $55,474.

Financing Activities

For the nine months ended March 31, 2018, we completed an equity financing in which we sold 2 million shares of our common stock and 4 million warrants for total net proceeds of $2,585,091.

During the nine months ended March 31, 2017, we received net proceeds in the amount of $4,319,988 from a registered direct sale of 1.5 million shares of our common stock to three institutional investors. In addition, 75,000 shares of stock options were exercised by the two employees, which resulted in net proceeds of $82,500 for a total of $4,402,488 of cash inflows.

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

There have been no material changes during the nine months ended March 31, 2018 in our accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2017.

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

●	Revenues from inland transportation management services are recognized when commodities are being released from the customer’s warehouse.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

●	Revenues from bulk cargo container services are recognized when the related contractual services are rendered. Bulk cargo container services included shipping of products, arranging cargo container shipping from the U.S. to the China port. Revenue is recognized upon completion of shipping arrangements agreed with customers, either at customer’s designated port.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable relating to “deemed repatriated tax” to be paid over 8 years.

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

As of March 31, 2018, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 14, 2018	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

May 14, 2018	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)