Form 10-K
period 2018-06-30
Sino-Global Shipping America, Ltd.
filed 2018-09-28
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 29, 2017, the last business day of the registrant’s second fiscal quarter, was approximately $17,911,027.

The number of shares of common stock outstanding as of September 18, 2018 was 13,095,535.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

i

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K (this “Report”):

●	“We,” “us,” “our,” and “our Company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and all of its direct and indirect consolidated subsidiaries;

●	“Sino-Global” or “Sino” refers to Sino-Global Shipping America, Ltd;

●	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity,

●	“Trans Pacific” refers to and relates collectively to Trans Pacific Shipping Ltd., our wholly-owned subsidiary located in China, and Trans Pacific Logistics Shanghai Ltd., 90% of whose equity is owned by Trans Pacific Shipping Ltd.;

●	“Shares” refers to shares of our common stock, without par value per share;

●	“PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau;

●	“US” or “U.S.” refers to United States of America;

●	“HK” refers to Hong Kong; and

●	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

Names of certain PRC companies provided in this Report are translated or transliterated from their original PRC legal names. Discrepancies, if any, in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver shipping agency, shipping and chartering, inland transportation management and ship management services among others;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in China and its relationship with U.S.;

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;

●	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect our services, operations and financial performance;

●	The acceptance in the marketplace of our new lines of services;

●	The foreign currency exchange rate fluctuations;

●	Hurricanes or other natural disasters;

●	Our ability to identify and successfully execute cost control initiatives;

●	The impact of quotas, tariffs or safeguards on our customer products that we service;

●	Our ability to attract, retain and motivate skilled personnel; or

●	Our expansion and growth into other areas of the shipping industry.

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

iii

PART I

Item 1.	Business.

Overview

Sino-Global Shipping America, Ltd. (“Sino,” the “Company,” or “we”), a Virginia corporation, was founded in the United States (the “U.S.”) in 2001. Sino is a non-asset based global shipping and freight logistics integrated solution provider. Sino provides tailored solutions and value-added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. We operate in four segments including (1) inland transportation management services which are operated by its subsidiaries in the PRC, Hong Kong and the U.S. (2) freight logistics services which are operated by its subsidiaries in the PRC and the U.S. (3) container trucking services which are operated by its subsidiaries in the PRC and through a joint venture in the U.S. from January to December 2017 and (4) bulk cargo container services which are currently operated by its subsidiary in the U.S. We also operated in shipping agency business prior to fiscal year 2017 and have re-positioned ourselves to further operate in this segment in fiscal year 2019.

We conduct our business primarily through our wholly-owned subsidiaries in the U.S. (New York and Los Angeles), the People’s Republic of China including Hong Kong (the “PRC” or “China”), Australia and Canada. Currently, a significant portion of our business is generated from the clients located in the PRC.

Company Structure

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S. (New York and Los Angeles), China (including Hong Kong), Australia, and Canada. The corporate structure diagram as of the date of this report is as below:

Our subsidiary in China, Trans Pacific Shipping Limited (“Trans Pacific Beijing”), a wholly owned foreign enterprise, invested in one 90%-owned subsidiary, Trans Pacific Logistics Shanghai Limited (“Trans Pacific Shanghai”. Trans Pacific Beijing and Trans Pacific Shanghai are referred to collectively as “Trans Pacific”). As PRC laws and regulations restrict foreign ownership of local shipping agency service businesses, we provided our shipping agency services in the PRC through Sino-Global Shipping Agency Ltd. (“Sino-China” or “VIE”), a Chinese legal entity, which holds the licenses and permits necessary to operate local shipping agency services in the PRC. Trans Pacific Beijing and Sino-China do not have a parent-subsidiary relationship. Trans Pacific Beijing has contractual arrangements with Sino-China and its shareholders that enable us to substantially control Sino-China. Through Sino-China, we were able to provide local shipping agency services in all commercial ports in the PRC. Sino-China is one of the committee members of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (“CASA”). CASA was approved to form by China Ministry of Communications. Sino-China is also our only entity that is qualified to do shipping agency business in China. We keep the VIE to prepare ourselves for the market to turn around.

Corporate History and Our Business Segments

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

In June 2013, we entered into global logistics service agreement with TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd, which is controlled by Tianjin Zhiyuan Investment Group Co., Ltd (“Zhiyuan”). Zhiyuan is controlled by Mr. Zhong Zhang. who is our largest shareholder. Leveraging our business relationship with Zhiyuan, we expanded our service offerings to include shipping and chartering services and inland transportation management services to diversify our business. Leveraging our in-depth knowledge of the shipping industry, inland transportation management services are our tailored value-added solution developed for Zhiyuan to prevent high-priced bulk from damages or losses during its inland transportation from warehouses to factories. Given the industry norm of 12% of loss rate during transportation, our integrated inland transportation solution significantly reduces bulk losses and effectively addresses issues in the freight logistics chain. Furthermore, after we have conducted an effective trial for Zhiyuan to reduce their bulk losses at the end of September 2014, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”) signed a contract with us to mitigate their bulk losses through our inland transportation management services.

In January 2016, we expanded our business to freight logistics service to provide import security filing services with U.S. Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also providing inland transportation services to these importers in the U.S.

In fiscal year 2017, we also expanded into container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China. We have signed cooperation agreements with COSCO China and Sinotrans, two state-owned enterprises of China, to provide freight logistics services and container trucking services to them in the U.S. To ensure effective and high-quality services provided to our customers in the U.S., we established a joint venture, ACH Trucking Center Corp., in the third quarter of fiscal 2017 with a U.S. local freight forwarder, Jetta Global Logistics Inc. The joint venture ended in December 2017 and we continue to operate trucking business through our other subsidiaries. Since ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center was not reported as discontinued operations in the financial statements.

As an effort to further diversify our business, in the second quarter of fiscal 2018, we have developed bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities which traditionally are shipped by freight cargo. Freight cargo rate is usually lower than that of container freight rate, however the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China is further reduced. Therefore with the signing of a strategic cooperation agreement COSCO Beijing, we are able to take advantage of the low container rate to jointly promote bulk cargo container transportation. Revenue from bulk cargo container services amounted to $638,227 for the fiscal 2018 while we didn’t have such business in 2017.

In the first quarter of fiscal 2018, we established a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd which primarily engages in transportation management and freight logistics services.

Our Strategy

Our strategy is to:

●	Provide better solutions for issues and challenges faced by the entire shipping and freight logistics chain to better serve our customers and explore additional growth avenues.

●	Diversify our current service offerings organically or through acquisitions and/or strategic alliance; continue to grow our business in the U.S. market;

●	Continue to streamline our business practice, optimize our cost structure and improve our operating efficiency through effective planning, budgeting, execution and cost control and strengthening our IT infrastructure;

●	Continue to reduce our dependency on our legacy business and few key customers; and

●	Continue to monetize our relationships with our strategic partners and leverage their support and our innovation to expand our business.

With the establishment of our subsidiary in Los Angeles, we added cargo forwarding services to our service platform in the second quarter of fiscal 2017, which is included in our inland transportation business line at the end of June 30, 2016. As we are developing our cargo forwarding services, the Company provides freight logistics services and container trucking services as two new business segments in fiscal 2017. During fiscal year 2018, the Company began to provide bulk cargo container services to the customers.

Our Goals and Strategic Plan

By leveraging our fine reputation, extensive business relationships, technical ability and in-depth knowledge of the shipping industry, our goal is to further strengthen our position as a leading global logistics solution provider who offers innovative resolutions to better address complex issues in different aspects in the entire shipping and freight logistics chain.

We historically focused our business on providing our customers with customized shipping agency services. In the past, our business came predominately from our strong business relationships with our key strategic partners in China. To reduce our dependency on a single business line, we have leveraged, and will continue to leverage, our business relationships with strategic partners to introduce new service offerings to the market and to diversify our business. Our strategic plan for the next five years is to continue to diversify our service mix and actively seek new growth opportunities to expand our business footprint in the U.S. market to reduce our dependency on the revenue generated from China. For decades, the shipping industry has been operated under traditional business models without many meaningful changes. Today, technological innovation has already played a big role in changing every conventional industry. We believe the internet will be a big part of the future logistics chain services and a transformative era in shipping and freight logistics business is coming. As an innovative solution provider, we plan to apply our technical ability, industry expertise and cutting-edge information technology in the conventional shipping business to better connect supply and demand and to develop seamless linkages in logistics chains.

As a result of our plan to diversify, we continued to provide on inland transportation management services and logistics between the U.S. and China, such as providing freight logistics services, container trucking services and bulk cargo container services. During this process, we will continue to adjust and develop our strategic plans based on the change of business environment.

However, with our decades of experience in shipping agency business and solid business relationships with Baogang Group and Shougang Group, who are among the biggest importers of iron ore in China, we believe it is to the Company’s best interest to redirect our focus on this segment in 2019 based on our assessment of current global trading environments. To our understanding, we are one of few shipping agents specialized in providing a full range of general shipping agency services in China and the only shipping agency company listed on a public exchange in the U.S. while other shipping agencies are much smaller and more fragmented. With the setup of the Ningbo joint venture, we are able to use our resources such as our customer base, our currently developing IT infrastructure and our business insight to build a global network of shipping agencies. In addition, our current business segments like freight logistics and container trucking can also be integrated and enable us to provide more comprehensive logistics services for our customers.

Our plan is to develop a shipping agency network in China and South East Asia for the next three years and expand our shipping agency network worldwide. We plan to build the network through acquisitions or strategic partnership with other shipping agencies. Our shipping agency business will be mostly conducted through our China, Hong Kong and Australia subsidiaries.

Within the next one or two years, we plan to cover the following ports in our network. Ports in China include Zhanjiang, Fangcheng, Ningbo, Shanghai, Tianjin, Caofeidian, Bayuquan, Dalian, Qingdao, and Rizhao.

We also plan to develop shipping agency network in other Asia-Pacific countries like South Korea, Thailand, Singapore and Australia.

Our Hong Kong subsidiary will manage the Asia-Pacific shipping agency business network.

We plan to expand to European ports and major ports in America within the next three to five years.

Our Customers

In light of our strategic relationship with Zhiyuan Investment Group that began with the signing of a 5-year global logistics service agreement in June 2013, we expanded our business platform to include additional service offerings. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), during the quarter ended September 30, 2014. As we continue to diversify our service platform, we endeavor to reduce our dependency on a few customers which we provide freight logistics, container trucking services, and bulk cargo container services.

For the year ended June 30, 2018, four customers accounted for 50%, 16%, 15% and 9% of the Company’s revenues, respectively. For the year ended June 30, 2017, three customers accounted for 26%, 24% and 19% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30, 2018, two suppliers accounted for 64% and 18% of the total costs of revenue, respectively. For the year ended June 30, 2017, two suppliers accounted for 42% and 11% of the total cost of revenue, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

●	Proven industry experience and problem-solving reputation. We are a non-asset based global shipping and freight logistics solution provider. Unlike a traditional shipping agent, we provide tailored solutions and value-added services to our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. We believe that our years of successful track record of applying integrated solutions to complex issues in the global shipping logistics business gives us a competitive advantage in attracting large clients and helps us maintain strong long terms business relationship with them.

●	Strong leadership and a competent professional team. Our CEO is an industry veteran with more than thirty years of extensive industry experiences including ten years’ working for COSCO, one of the largest shipping companies in the world. Most of our employees have marine business experience, and many of our managers/chief operators served in other large Chinese shipping companies prior to joining us. With these professionals and experienced staff, we believe that we provide the best services to our customers at competitive prices.

●	Extensive network and positive industry recognition. Doing business in China often requires a strong business network and support of key strategic partners. The Company served as one of the executive directors of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (CASA), the authoritative industry association in China. We are the only non-state-owned enterprise represented on the CASA board guiding the development of the industry. Our good reputation and industry recognition enables us to maintain strong relationships with our business partners and have an extensive network of contacts throughout the industry, which helps us gain necessary support to execute our business plans.

●	Lean organization and a flexible business model. Although we are a small business with limited resources, we have a cohesive and effective organizational structure with the goal of maximizing customer value while minimizing waste. Our unique flexible business model allows us to quickly respond to changing market demand and offer our customers innovative problem-solving solutions, quality customer service, and competitive prices to achieve greater market acceptance and gain additional market share.

●	U.S.-registered and NASDAQ-listed public company. We believe our status as a U.S. corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

Our Opportunities

For more than thirty years, the shipping and freight logistics industry has been operated under traditional business models without meaningful change. Many of these business practices are inefficient and problematic; therefore, maintaining an innovative mindset is critical to achieving continuous business success and growth. We are a value-added logistics solution provider with successful past performance and individuals that have been in the industry for a long time. Instead of playing the traditional logistics broker role, we focus on providing technology solutions and innovative leading-edge services to bridge the asset-based world with the digital world. We shape our industry practice and profit model by analyzing wider developments both in the global markets and the technology industry so we can address unique problems that are currently pervasive across the shipping and freight logistics industry.

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

●	Continuing to streamline our business operations and improve our operating efficiency through innovative technology, effective planning, budgeting, execution and cost control;

●	Diversifying our business to focus on providing innovative technology based solution to our customers to promote our sustainable business growth;

●	Developing new service lines along the shipping and freight logistics industry value chain, and leveraging our relationships with COSCO, Zhiyuan Investment Group and other potential strategic business partners to expand our global business footprint.

●	The current market of China's shipping agency industry is mature comparing to what it was ten years ago when the shipping agency industry was fueled by the massive construction of China's infrastructure, yet the over-supply of shipping agencies has also shrunk the profits of the industry. Many shipping agencies were constrained by the small size and the limited services. We have the professionalism and are the pioneers and leaders in the shipping agency industry in China. SINO is a NASDAQ-listed company that already has more flexibility in capital raise comparing to companies that are not on a U.S. major stock exchange or private companies. We already have a network that covers the US East coast, West coast, Canada, Australia, Hong Kong, Beijing, and Ningbo. We maintain strong relationships with customers and market resources. The current shipping agency market is more competitive, yet enable companies like us who has better resources in this market niche to expand,

Our Challenges

We face significant challenges when executing our strategy, including:

●	Given the complexity and length of restructuring our business, we face the challenge of generating sufficient cash from our current business activities to support our daily operations during the transition;

●	We may not be able to establish a separate department to solve critical issues in today’s shipping logistics industry;

●	We may not be able to manage our growth when we form more joint ventures for our shipping agency business as we need to better our standard operating and control procedures which may pose more challenges to our management.

●	We may not have or not be able to get the necessary funds to continue to expand our service and market our services successfully;

●	Our ability to respond to increasing competitive pressure on our growth and margins;

●	Our ability to gain further expertise and to serve new customers in new service areas;

●	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclical nature of the shipping industry, which could lead to a prolonged period of sluggish demand for our services;

●	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and

●	Developing a winning business model takes time and a new business model may not be recognized by the market immediately. As a publicly traded company, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision.

●	We may not have the technological feasibility to compete in the marketplace.

Our Competition

The market segments that we serve do not have high entry barriers. There are many companies ranging from small to large in China that provide shipping and freight-related logistics services. At present, the state-owned companies in China still dominate the industry and generate a majority of the revenues in the industry. These companies have greater service capabilities, a larger customer base and more financial, marketing, network and human resources than we do. Most of them in a wide range of businesses and involve many aspects of the industry chain. However, we focus on providing tailored solutions and value-added services to select high-profile customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. As a boutique company that provides specialized services with limited resources and history, we face intense competition in the particular market segments that we serve. Our ability to be successful in our industry depends on our deep understanding of the complexity of industry issues and challenges and our technical ability to develop best solutions to respond to the identified issues and provide effective problem-solving strategies to our targeted customers to achieve the fastest and most cost-effective outcomes. Our value-added services and innovative approaches are highly recognized by our customers, which helps us to gain additional market share and compete effectively with the companies that may be better capitalized than we are or may provide services we do not or cannot provide to our customers.

Employees

As of the date of this report, we have 23 employees, 13 of whom are based in China. Of the total, four are in management, eleven are in operations, five are in finance and accounting and three are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Recent Development

Sino has signed joint project agreements with Sinotrans Guangxi and COSFRE Beijing during the fourth quarter of fiscal year 2017. The project involved a shift from the current bulk cargo transportation model to a containerized model. The Company has started a trial by facilitating the delivery of Sulphur from Long Beach, California, in the U.S., to Fangcheng Port, Guangxi, PRC and ultimately to the warehouse of the customer. At the end of the fiscal year 2017, there was no revenue or cost of revenue recognized from this business model. Management expects the transportation of cargo via a containerized model will become a new business segment in incoming years.

On August 24, 2017, Sino signed a marketing promoting service agreement with COSCO Qingdao. According to this agreement, COSCO Qingdao will help Sino to promote shipping and multimodal transportation, including inland trucking container transportation services, switch bill of lading and freight collection services.

On September 11, 2017, the Company set up a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via the wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in transportation management and freight logistics services.

On March 12, 2018, we raised approximately $2.6 million in a registered direct offering to sell an aggregate of 2,000,000 shares of our common stock at $1.50 per share, Series A Warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an initial exercise price equal to $1.75 per share (and will expire on the five and a half years’ anniversary of the initial issuance date) and Series B Warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an initial exercise price equal to $1.75 per share (and will expire on the thirteen (13) month anniversary of the initial issuance date).

On September 3, 2018, we entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd (“Ningbo Far-East”) to set up a joint venture in Hong Kong to engage in worldwide shipping agency and management business. The Company will have a 51% ownership in the joint venture. Ningbo Far-East is the top ranking shipping agency for private enterprises in Ningbo and Zhoushan ports in China.

Item 1A.	Risk Factors.

This item is not applicable to a smaller reporting company such as us.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved or outstanding Staff Comments.

Item 2.	Properties.

We currently rent five facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our U.S. headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Rm2212 Building B Boya International Center No. 1 Lizezhongyi Road,Wangjing Chaoyang District Beijing, PRC 100102	Expires 11/30/2018	91 m2

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2019	285.99 m2

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 08/31/2019	179 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2019	77 m2

Los Angeles, USA	21680 Gateway Center Drive, Suite 330 Diamond Bar, California 91765	Expires 04/30/2020	121.24 m2

Item 3.	Legal Proceedings.

We were named as a defendant in a breach of service contract lawsuit filed with the California Superior Court on January 19, 2018. We filed a motion with the court to force the plaintiff to litigate the dispute in arbitration rather than in court based on an arbitration provision in the contract. We received a demand for arbitration and the commencement of the arbitration is pending. It is premature to assess the outcome of the pending arbitration but we believe it will not likely have a material effect on our operations or consolidated financial results.

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Year

Fiscal year 2018
Common stock sales price per share:
High	$3.07	$3.15	$2.57	$1.48	$3.15
Low	$2.89	$2.51	$1.12	$1.08	$1.08

Fiscal year 2017
Common stock sales price per share:
High	$2.24	$6.73	$4.70	$3.45	$6.73
Low	$0.64	$0.97	$2.34	$2.57	$0.64

Approximate Number of Holders of Our Common Stock

As of September 18, 2018, there are 14 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting firm, who provides management consulting services that include marketing program, designing and implementation, and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration of the service in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued as restricted shares on March 22, 2017.

In a private placement that closed concurrently with a registered direct offering of 2,000,000 shares of the common stock at a price of $1.50 per share on March 12, 2018, we also sold to investors series “A” warrants to purchase an aggregate of up to 2,000,000 shares of our common stock and series “B” warrants to purchase an aggregate of up to 2,000,000 shares of our common stock. The series “A” warrants are exercisable beginning on September 14, 2018, at an exercise price of $1.75 per share, and which will expire on the five and a half year anniversary of the initial issuance date. The series “B” warrants are exercisable beginning on September 14, 2018 at an exercise price of $1.75 per share and will expire on the thirteen (13) month anniversary of the initial issuance date. The warrants and the shares of common stock issuable upon the exercise of the warrants are being offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D.

Other Information

On May 4, 2018, the Compensation Committee of the Board of the Company granted an aggregate of 660,000 shares of common stock valued at $1.15 per share on grant date with a total fair value of $759,000 to its directors and officers under the Company’s 2014 Stock Incentive Plan, as amended, as below: (i) 300,000 shares to Mr. Lei Cao, Chief Executive Officer; (ii) 180,000 shares to Mr. Zhikang Huang, Chief Operating Officer; (iii) 40,000 shares to Ms. Tuo Pan, Chief Financial Officer; (iv) 20,000 shares to Mr. Yafei Li, Chief Technology Officer; and (v) 40,000 shares to each of Tieliang Liu, Ming Zhu, and Jing Wang, each an independent director (collectively, the “Plan Stock Grants”). All the shares granted vested immediately.

On September 21, 2018, the Company is authorized to issue a total of 430,000 shares of the common stock valued at $1.10 per share on grant date with a total fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately.

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

Overview

Fiscal year 2018 highlights

Sales in the year ended June 30, 2018 increased by $11,618,950, or 101.5%, from $11,445,613 for the year ended June 30, 2017, to $23,064,563. The increase was mainly due to:

●	We continued to expand our freight logistics segment through continuing co-operations with our major customers. Revenue from the freight logistics segment increased by about $11.0 million or 228.7% compared to 2017.

●	In an effort to diversify our business, in the second quarter of fiscal 2018, we have developed bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities which traditionally are shipped by freight cargo. The freight cargo rate is usually lower than of the container freight rate, however the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China is further reduced. Therefore with the signing of a strategic cooperation agreement COSCO Beijing, we are able to take advantage of the low container rate to jointly promote bulk cargo container transportation. Revenue from bulk cargo container services amounted to $638,227 for fiscal 2018 while we did not have such business in 2017.

●	On September 11, 2017, the Company set up a new wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via the wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting the fourth quarter of fiscal year 2018.

●	On March 14, 2018, we raised approximately $2.6 million net proceeds in a registered direct offering for an aggregate of 2,000,000 shares of our common stock at $1.50 per Share. The offering is concurrent with a private placement of two series of warrants as described elsewhere in this Report.

2019 Trends

On September 3, 2018, we entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd (“Ningbo Far-East”) to set up a joint venture in Hong Kong to engage in worldwide shipping agency and management business. The Company shall have 51% ownership in the joint venture. Ningbo Far-East is one of the top ranking shipping agencies for private enterprises in Ningbo and Zhoushan ports.

In the past few years, we have sought diversification for our business and have since developed freight logistics, container trucking and inland transportation management segments and temporarily suspended our shipping agency business. However with our decades of experiences in shipping agency business and solid business relationships, we believe it is for the Company’s best interest to redirect our focus on this segment in 2019 based on our assessment of current global trading environments. To our understanding, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only shipping agency company listed on a major stock exchange in the U.S. while other shipping agencies are much smaller. The market in this industry is fragmented. The setup of Sino Ningbo allows us to use our resources such as our customer base, our IT infrastructure currently under development and our business insight to build a global network of shipping agencies. In addition, our current business segments like freight logistics and container trucking can also be integrated and provide more comprehensive logistics services for our customers.

Our plan is to develop a shipping agency network in China and South East Asia for the next three years and to expand our shipping agency network worldwide. We plan to build the network through acquisitions or strategic partnership with other shipping agencies. Our shipping agency business will be mostly conducted through our subsidiaries in China, Hong Kong and Australia.

Company Structure

The Company, founded in 2001, is a non-asset based global shipping and freight logistics integrated solution provider. We provide tailored solutions and value-added services for our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the U.S., the People’s Republic of China (the “PRC”) (including Hong Kong), Australia and Canada. The majority of our business is generated from clients located in the PRC and the U.S.

We operates in four segments including (1) inland transportation management services which are operated by our subsidiaries in the PRC, Hong Kong and the U.S. (2) freight logistics services which are operated by our subsidiaries in the PRC and the U.S. (3) container trucking services which are operated by our subsidiaries in the PRC and through a joint venture in the U.S. from January to December 2017 and (4) bulk cargo container services which are currently operated by our subsidiary in the U.S.

On January 5, 2017, we formed a 51% joint venture company named ACH Trucking Center Corp. (“ACH Center”) to provide short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. However we terminated the joint venture agreement on December 4, 2017. As ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center were not reported as discontinued operations in the financial results.

On September 11, 2017 we also set up Sino Ningbo which mainly engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements for fiscal year 2018.  Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Revenues

Total revenues increased by $11,618,950 or 101.5%, from $11,445,613 for the year ended June 30, 2017 to $23,064,563 for the fiscal 2018. The increase was mainly due to the Company’s continuing efforts to diversify its business, resulting in the rise in revenues generated from its freight logistics services, container trucking services and bulk cargo container services segments while revenue from inland transportation management services had a slight decrease of 4.5%.

The following tables present summary information by segment for the years ended June 30, 2018 and 2017:

	For the year ended June 30, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,059,406	$-	$-	$-	$2,059,406
- Third parties	$3,441,001	$15,829,444	$1,096,485	$638,227	$21,005,157
Total	$5,500,407	$15,829,444	$1,096,485	$638,227	$23,064,563
Cost of revenues	$874,760	$13,519,486	$696,998	$494,449	$15,585,693
Gross profit	$4,625,647	$2,309,958	$399,487	$143,778	$7,478,870
Depreciation and amortization	$72,954	$1,902	$20,063	$-	$94,919
Total capital expenditures	$-	$778,182	$44,595	$-	$822,777

Gross profit margin	84.1%	14.6%	36.4%	22.5%	32.4%

	For the year ended June 30, 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,746,423	$-	$-	$-	$2,746,423
- Third parties	$3,012,177	$4,815,450	$871,563	$-	$8,699,190
Total revenues	$5,758,600	$4,815,450	$871,563	$-	$11,445,613
Cost of revenues	$620,259	$3,710,364	$649,968	$-	$4,980,591
Gross profit	$5,138,341	$1,105,086	$221,595	$-	$6,465,022
Depreciation and amortization	$27,857	$21,510	$-	$-	$49,367
Total capital expenditures	$61,359	$1,053	$-	$-	$62,412

Gross profit margin	89.2%	22.9%	25.4%	-	56.5%

	% changes For the year ended June 30, 2018 to 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	(25.0)%	-	-		(25.0)%
- Third parties	14.2%	228.7%	25.8%		141.5%
Total revenues	(4.5)%	228.7%	25.8%		101.5%
Cost of revenues	41.0%	264.4%	7.2%		212.9%
Gross profit	(10.0)%	109.0%	80.3%		15.7%
Depreciation and amortization	161.9%	(91.2)%	-		92.3%
Total capital expenditures	(100.0)%	73,801.4%	-		1,218.3%

Revenues

(1) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. Both contracts have been extended to FY 2019. For Tengda Northwest, the service fee charge was RMB 32 per ton and RMB 38 per ton for Zhiyuan Investment Group. The rates are determined by the scope of services provided.

For the years ended June 30, 2018 and 2017, inland transportation management services generated related party revenue of $2,059,406 and $2,746,423, respectively, representing a 25.0% decrease. The decrease was mainly from a decrease in quantity transported of 354,852 tons for the year ended June 30, 2018 compared to 498,210 tons for the year ended June 30, 2017 coupled with the effects of depreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.51 for the year ended June 30, 2018 compared to 6.81 for the year ended June 30, 2017.

Revenue generated from Tengda for the years ended June 30, 2018 and 2017 amounted to $3,441,001 and $3,012,177, respectively. The overall increase in revenue of $428,824 or 14.2% was mainly due to the increase in quantity transported. Transported quantities were 697,285 tons for the year ended June 30, 2018 compared to 648,739 tons for the year ended June 30, 2017. The 7.5% increase in quantity was combined with the effect of currency fluctuation resulting in 14.2% increase in revenue.

For the years ended June 30, 2018 and 2017, gross profit of inland transportation management services amounted to $4,625,647 and $5,138,341, respectively, representing a 10.0% decrease. Overall gross margins for this segment decreased to 84.1% for the year ended June 30, 2018 from 89.2% for the year ended June 30, 2017. The decrease of gross margins in the current year was due to decrease in revenue of the customer with a higher margin.

(2) Revenues from Freight Logistic Services

Freight logistics services; mainly include cargo forwarding, brokerage and other freight services. During the year ended June 30, 2018, revenues generated by freight logistics services has increased $11,013,994 or 228.7% and gross profit margin decreased by 8.4% from 22.9% to 14.6% compared to the same period in 2017.

Revenue increase was primarily due to services provided to two of our clients; approximately $15.1 million or 95.6% of revenue was generated from the current period, as compared to $2.2 million in the corresponding period in 2017. The increase in sales is mainly from services provided to major customers who ship minerals and coals between Australia and China. The gross margin decreased 8.4% primarily due to the change in the kind of services provided. Even with the same customer, every transaction has a unique gross margin according to differing service scopes. Usually, a business in full-scale scope has a higher gross margin, and the business with fragmented scope has a lower gross margin. Our fragmented scope business increased significantly, such as revenue from the two major customers, and contributed a much higher portion of revenue in this sector than full-scale business compared to the prior period.

On January 5, 2017, we entered into a joint venture agreement with Jetta Global Logistics Inc. (“Jetta Global”) and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”). Along with the establishment of ACH Center, we began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. We held a 51% ownership stake in ACH Center. Although the establishment of ACH Center brought benefits for us and Jetta Global, it could not satisfy long term development for both us and Jetta Global. We signed a termination agreement with Jetta Global to terminate the joint venture agreement on December 4, 2017. As ACH center’s operating revenue was less than 1% of our consolidated revenue and the termination did not constitute a strategic shift that will have a major effect on our operations and financial results, the results of operations for ACH Center were not reported as discontinued operations. Revenue from ACH Center amounted to $46,935 or 0.3% of the segment’s revenue for the year ended June, 2018 and gross profit from ACH Center amounted to $13,989 representing 0.6% of the segment’s gross profit.

(3) Revenues from Container Trucking Services

Since we completed our web-based short-haul container trucking service platform, we began generating revenue from short-haul trucking and containers services through the service platform. For the year ended June 30, 2018, revenue generated from container trucking services was $1,096,485, and the related gross profit was $399,487. Overall revenue from this segment increased by $224,922 or 25.8% and gross profit margin increase by 11.0% was mainly due to the increase of trucking services in US and the utilization of the web based platform.

Revenue from ACH Center amounted to $42,968 or 3.9% of the segment’s revenue for the year ended June 30, 2018 and gross profit from ACH Center amounted to $4,297 representing 1.1% of the segment’s gross profit.

(4) Bulk Cargo Container Service

In the second quarter of fiscal 2018, we separated our bulk cargo container services as a unique segment.

Bulk cargo container shipment refers to using containers to ship commodities which traditionally uses freight cargo. The freight cargo rate is usually lower than of the of container freight rate, however the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China is further reduced. Therefore with the signing of a strategic cooperation agreement with COSCO Beijing, we are able to take advantage of the low container rate to jointly promote bulk cargo container transportation.

For the year ended June 30, 2018, we shipped 140 containers with 18 tons per container of sulfur from Long Beach, CA in the U.S. to our customers in China. The arrangement included coordinating with the customer to sign the purchase contract with sulfur suppliers in the United States, organizing the container shipping, and custom clearance; all of which have been fulfilled when we shipped the product to the customer’s designated port, Qingdao PRC. Gross revenue generated from the bulk cargo container services was $638,227 and the related cost was $494,449 with gross profit of $143,778 or 22.5%. We were the agent in this transaction as we did not take any inventory risk; we reported revenue on a net basis less the cost of sulfur. Due to the integrated and value added services we provide to our customers, the average gross profit was higher than freight logistics.

Operating Costs and Expenses

Total operating costs and expenses increased by $13,904,664 or 166.6%, from $8,344,431 for the year ended June 30, 2017 to $22,249,095 for the year ended June 30, 2018. This increase was primarily due to the increase in general and administrative expenses and selling expenses partially offset by the increase in cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the years ended June 30,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	23,064,563	100.0%	11,445,613	100.0%	11,618,950	101.5%
Cost of revenues	15,585,693	67.6%	4,980,591	43.5%	10,605,102	212.9%
Gross margin	32.4%		56.5%		-24.1%

General and administrative expenses	6,202,555	26.9%	3,152,336	27.5%	3,050,219	96.8%
Selling expenses	458,166	2.0%	211,504	1.8%	246,662	116.6%
Total Costs and Expenses	22,246,414	96.5%	8,344,431	72.8%	13,904,983	166.6%

Costs of Revenues

The cost of revenues was $15,585,693 for the year ended June 30, 2018, an increase of $10,605,102, or 212.9%, as compared to $4,980,591 for the year ended June 30, 2017. The overall cost of revenues as a percentage of our revenues increased from 43.5% for the year ended June 30, 2017, to 67.6% for the year ended June 30, 2018. 92.5% of increase was mainly from freight logistics services segment due to increase in freight cost of carriers as a result of rising fuel costs. Cost of revenue for freight logistics and container trucking services are mainly freight cost to various freight carriers.

Cost of revenue for inland transportation segment consisted mainly of the cost of labor and other overhead costs and cost of revenue for bulk container cargo segments were costs paid to COSCO for container shipments. The decrease in overall gross profit margin of 24.1% is mainly due to different scope of services we provided to customers.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the year ended June 30, 2018, we had $6,202,555 of general and administrative expenses, as compared to $3,152,336 for the year ended June 30, 2017, an increase of $3,050,219, or 96.8%. Stock-based compensation to business consultants amounted to $621,834 while stock-based compensation to management and employees amounted to $1,041,665, representing a total of 134.3% increase from 2017. The Company’s provision for doubtful accounts was $1,726,599 in 2018 compared with a recovery of doubtful accounts of $18,912 in 2017. The increase was due to a change in the allowance policy to reserve any past due amounts over 180 days compared to 365 days in the previous year. As we continue our business relationship with several large customers, we are giving them more time to pay, however we are monitoring the payments closely and do not think there are any collection issues with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue remained consistent at 26.9% and 27.5% for the years ended June 30, 2018 and 2017, respectively.

Selling Expenses

Our selling expenses consist primarily of business promotion and salaries and commissions for our operating staff at the ports at which we provide services. For the year ended June 30, 2018, we had $458,166 of selling expenses as compared to $211,504 for the year ended June 30, 2017, an increase of $246,662, or 116.6%. We increased our business development efforts to explore new business opportunities while maintaining our current customer relationships. As a percentage of revenue, our selling expenses was 2.0% for the year ended June 30, 2018 compared to 1.8% for the corresponding period in 2018.

Operating Income

We had operating income of $818,149 for the year ended June 30, 2018, compared to an operating income of $3,101,182 for the comparable period ended June 30, 2017. The decrease was mainly due to increased costs of revenue and selling, general and administrative expenses discussed above.

Financial Income, Net

Our net financial income was $79,502 for the year ended June 30, 2018, compared to $30,278 for the same period in 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income for this reporting period primarily reflects the foreign currency transaction income or loss expressed in U.S. Dollars.

Taxation

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax, and a 21% for subsequent fiscal years.

As of June 30, 2018, we re-measured deferred tax assets based on current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future. In addition, we are subject to a one-time transition tax for all untaxed foreign earnings of its foreign subsidiaries. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate, and the remaining earnings are taxed at a rate of 8%, net of certain exemptions.

We recorded an income tax expense of $949,659 for the year ended June 30, 2018 compared to income tax benefit of $472,084 for 2017. Current income tax increased by $557,442 or 201.0% compare to the prior year, resulting mainly from an increase in net income from operations in China and the U.S. We had approximately $4.6 million of taxable income in the US which includes non-deductible stock compensation expenses of $1.0 million, $1.7 million increase in allowance for doubtful accounts and $2.6 million of one time transition tax. A total of approximately $4.6 million of NOL was utilized and the tax benefit derived from such NOL was approximately $1.3 million. Approximately $2.6 million of NOL was applied to the transition tax and the rest was applied to current year taxable income. Federal NOL at June 30, 2018 was approximately $1.5 million which are all pre-2017 NOL that expires in 2036.

During the year ended June, 2018, we recognized a total deferred income tax expense of $114,901, which was mainly due to the increase in allowance for bad debts, decrease in net operating loss (“NOL”) and decrease in the valuation allowance against the deferred tax assets, based on the Company’s latest projected taxable income.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of June 30, 2018. The net decrease in valuation for June 30, 2018 amounted to $1,350,100, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

Net Income

As a result of the foregoing, we had net income of $523,107 for the year ended June 30, 2018, compared to $3,603,544 for the year ended June 30, 2017. After the deduction of non-controlling interest, net income attributable to Sino-Global was $459,051 for the year ended June 30, 2018, compared to $3,624,892 for the year ended June 30, 2017. Including comprehensive income from foreign currency translation, comprehensive income attributable to the Company was $601,208 for the year ended June 30, 2018, compared to a comprehensive income attributable to the Company was $3,491,235 for the year ended June 30, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2018, we had $7,098,259 in cash and cash equivalents. We held approximately 12.2% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 87.8% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2018	2017
Net cash provided by(used in) operating activities	$(1,807,652)	$2,994,770
Net cash used in investing activities	$(2,452,884)	$(62,412)
Net cash provided by financing activities	$2,585,091	$4,402,488
Net increase (decrease) in cash and cash equivalents	$(1,635,483)	$7,347,748
Cash and cash equivalents at the beginning of year	$8,733,742	$1,385,994
Cash and cash equivalents at the end of year	$7,098,259	$8,733,742

The following table sets forth a summary of our working capital:

	June 30, 2018	June 30, 2017	Diff.	%

Total Current Assets	$23,832,388	$16,754,888	$7,077,500	42.2%
Total Current Liabilities	$6,622,553	$3,086,496	$3,536,057	114.6%
Working Capital	$17,209,835	$13,668,392	$3,541,443	25.9%
Current Ratio	3.60	5.43	(1.83)	(33.7)%

We finance our ongoing operating activities primarily by using funds from our operations and raising capital. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and the Company’s operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and ability to access other funding sources, management believes that the foregoing measures will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Operating Activities

Our net cash used in operating activities was $1.81 million for the year ended June 30, 2018 compared to net cash provided by operating activities of $3.0 million for the year ended June 30, 2017. The decrease in operating cash outflow is due to a decrease of net income from $3.6 million to $0.52 million, an increase of $7.42 million in accounts receivable as we grant more credit and longer terms to continued customers as a result of sales increase, an increase of $0.66 million in advance freight costs, a $0.28 million increase in prepaid expenses offset by an increase of $3.06 million in accounts payable and $0.75 million in taxes payable.

Our net cash derived from operating activities was $3.0 million for the year ended June 30, 2017, including net income of $3.60 million from increased revenue generated from inland transportation management services, freight logistics services with strong margin contributions and decreased general and administrative expenses. In addition, advances to suppliers-third parties decreased significantly by $2.09 million because we received certain freight services regarding to our prepayments pursuant to our Memorandum of Understanding with Singapore Metals & Minerals Pte Ltd. and Galasi Jernsih Sdn BHD. However, advances to suppliers-related party increased by $3.32 million because of the Cooperative Transportation Agreement that was signed with Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (“Zhiyuan Hong Kong”), a related party, pursuant to which we advanced transportation payments of approximately $3.33 million during the year ended June 30, 2017. Cash inflows from operating activities for the year ended June 30, 2017 reflect the above mentioned factors.

Investing Activities

Net cash used in investing activities was $2.45 million for the year ended June 30, 2018 compared to net cash used in investing activities of $0.06 million for the same period of 2017. For the year ended June 30, 2018, The cash outflow is mainly use for leasehold improvements $0.82 million of our offices and purchase of equipment of $0.2 million to implement our logistics platform software. In order to further improve our IT infrastructure we made a prepayment to upgrade our server and ERP system of $1.4 million while for the year ended June 30, 2017, we only purchased office equipment of $0.06 million.

Financing Activities

Net cash provided by financing activities was $2.59 million for the year ended June 30, 2018 compared to $4.4 million for the year ended June 30, 2017. For the year ended June 30, 2018, we received net proceeds in the amount of $2.59 million from issuance of 2 million shares of our common stock from a registered direct offering,

Net cash provided by financing activities was $4.4 million for the year ended June 30, 2017, of which $0.08 million was from exercise of 75,000 shares stock options were exercised by our employees. In addition, the Company received net proceeds in the amount of $4.3 million from a registered direct sale of 1.5 million shares of our common stock to institutional investors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with US GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no other material changes during the year ended June 30, 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2017. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

As of June 30, 2018, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that are more fully described in the management annual report on internal control over financial reporting below.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2018. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the 2013 COSO criteria, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. due to the following material weaknesses:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

The Company is not required to have its internal control over financial reporting as of June 30, 2018 audited by its auditors because it is a smaller reporting company.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 54

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

Age - 70

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

Age - 58

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

Age - 59

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

Bradley A. Haneberg

Independent Director

Age – 50

Director since 2018

Mr. Haneberg formed his own boutique securities-centric law firm, Haneberg Hurlbert, PLC, in 2014. From 2002-2014, he served in various roles (including Partner and Co-Chairman of the Corporate and Municipal Finance Section of Kaufman & Canoles, P.C., a large full-service firm headquartered in Norfolk, Virginia. From 2001 to 2002, Mr. Haneberg served as of counsel to Reed Smith, a major full-service firm headquartered in Pittsburg, Pennsylvania. From 1996 to 2001, Mr. Haneberg was affiliated with LeClair Ryan, a large full-service firm headquartered in Richmond, Virginia. From 1993 to1996, Mr. Haneberg was associated with Waller Lansden Dortch & Davis, a large full-service firm headquartered in Nashville, Tennessee. Mr. Haneberg received his undergraduate education at the College of William & Mary in Williamsburg, Virginia (1990) and his legal education from the University of Tennessee College of Law in Knoxville, Tennessee (1993).

Zhikang Huang

Chief Operating Officer and Director

Age - 41

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

Tuo Pan

Acting Chief Financial Officer

Age – 33

Ms. Pan is our Acting Chief Financial Officer and a seasoned Certified Public Accountant licensed in Australia. Since 2008, Ms. Pan has overseen the finance and accounting functions of Sino-Global Shipping Australia Pty Ltd. Ms. Pan received her bachelor’s degree in Accounting and Finance and a master’s degree in Advance Accounting from the Curtin University of Technology in Western Australia. From August 2007 to July 2008, Ms. Pan worked as an auditor and project manager of Baker Tilly China Ltd., and participated in various projects from e-Future Information Technology Inc, TMC Education Corporation Ltd, to China Ministry of Commerce, among others.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement. None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance (Regulation S-K Item 405)

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during the most recent fiscal year except that Mr. Bradley Haneberg did not file the Form 3 on time. As of the date of this report, such Form 3 has been filed.

Regulation S-K Item 406

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission. A copy of the Code of Ethics is also available from the Company’s website (www.sino-global.com) or directly at the following link: http://www.sino-global.com/Cache/1500091697.PDF?O=PDF&T=&Y=&D=&FID=1500091697&iid=4702267

Regulation S-K Item 407(c)(3)

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

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2018 and 2017. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

				Securities-
				based	All other
Name	Year	Salary	Bonus	Compensation	Compensation	Total
Lei Cao,	2018	$180,000	-	$345,000	-	$525,000
Principal Executive Officer	2017	$180,000	-	-	-	$180,000

Tuo Pan,	2018	$60,000	-	$46,000	-	$106,000
Acting Chief Financial Officer	2017	$60,000	-	-	-	$60,000

Zhikang Huang,	2018	$100,000	-	$207,000	-	$307,000
Chief Operating Officer	2017	$100,000	-	-	-	$100,000

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2018, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	Exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	-	-	-	-	-
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Zhikang Huang,
Chief Operating Officer	-	-	-	-	-

(1)	Our Company has made stock awards to executive officers. The details are shown as Item 12.

Director Compensation for the year ended June 30, 2018(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Tieliang Liu	20,000	0	0	0	20,000
Jing Wang	20,000	0	0	0	20,000
Ming Zhu	20,000	0	0	0	20,000
Bradley A. Haneberg(2)	5,000	0	0	0	5,000

(1)	This table does not include Mr. Lei Cao, our Chief Executive Officer, because although Mr. Cao is a director and named executive officer, Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.
(2)	Bradley was appointed as a member of the Board since May 4, 2018.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (i) the remaining salary through the date of May 4, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2018, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans under the 2008 Incentive Plan approved by security holders	10,000	$7.03	238,903	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	75,000	$1.10	7,370,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 302,903 shares of our common stock. We issued 64,000 options, of which 54,000 options have been exercise or expired as of June 30, 2018. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 150,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 75,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 600,000 shares of common stock to consultants to our Company in 2014, 660,000 shares of common stock to our officers and directors in 2016, 660,000 shares of common stock to our officers and directors in 2018, 130,000 to three employees in 2017 and 430,000 shares of common stock to three employees in September 2018 under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 238,903 shares under the 2008 Incentive Plan, and we may issue 7,370,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The below table reflects the ownership of our common stock by officers, directors and holders of more than five percent of our common stock. Percentages are based on 13,271,032 shares of common stock issued and 13,095,535 shares outstanding as of September 18, 2018.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao (1)	Common	1,705,040	13.0%
Mrs. Tuo Pan (1)	Common	55,000	*
Mr. Michael Huang (1)	Common	260,000	*
Mr. Jing Wang (1)	Common	80,000	*
Mr. Liu Tieliang (1)	Common	80,000	*
Mr. Ming Zhu (1)	Common	80,000	*
Mr. Yafei Li (1)	Common	39,000	*
Mr. Bradley A. Haneberg	Common	0	-
Total Officers and Directors (8 individuals)	Common	2,299 ,040	17.6%

Other Five Percent Shareholders
Mr. Zhong Zhang (2)	Common	1,800,000	13.7%

*	Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.
(2)	Mr. Zhang’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).  Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

In June 2013, we signed a five-year global logistics service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, our largest shareholder. In September 2013, we executed an inland transportation management service contract with the Zhiyuan Investment Group whereby we would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, we generated revenue of $2,059,406 (8.9% of our total revenue in 2018) and $2,746,423 (24% of our total revenue in 2017) for the years ended June 30, 2018 and 2017, respectively. The amount due from Zhiyuan Investment Group at June 30, 2018 was $2,319,993. We expect that the full amount will be collected by March 2019. Subsequently, we entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019.

On February 18, 2017, we entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Limited (“Zhiyuan Hong Kong”) which is owned by the Company’s largest shareholder, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). We agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, in consideration for which we will receive a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, we signed a supplemental agreement with Zhiyuan Hong Kong, to which we will cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, we agreed to make prepayments to Zhiyuan Hong Kong for our share of packaging and transporting costs related to the Project; in return, we will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. We have completed our services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. We also expect the entire advance will be reimbursed to us by October 2018.

In December 2016, we entered into a joint venture agreement with Jetta Global to form ACH Trucking Center to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. ACH Logistic Inc. (ACH Logistic) and Jetta Global are invested by the same owner and both of the companies provided freight logistics service and container trucking service to us. For the year ended June 30, 2017, ACH Logistic and Jetta Global provided services in the amount of $788,775 and $222,869 to us, respectively. As of June 30, 2017, the amount due to ACH Logistic and Jetta Global amounted to $131,262 and $75,061, respectively. The joint venture ended in December 2017.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended June 30, 2018 and 2017. Audit services provided by Friedman LLP for fiscal years of 2018 and 2017 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the Commission. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal years of 2018 and 2017, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $206,000 and $190,000, respectively.

Audit-Related Fees

For the year ended June 30, 2018, audit fees related to our S-3 and S-1 filings are $24,721 and $11,200, respectively.

Tax Fees

Tax fees related to tax return preparation amounted to $28,350 and $27,771 during fiscal years of 2018 and 2017, respectively.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd. (1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018. (8)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018. (8)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (2)
10.9	The Company’s 2014 Stock Incentive Plan. (6)
10.10	Asset Purchase Agreement by and between Sino-Global and the selling shareholder dated April 10, 2015. (4)
10.11	Securities Purchase Agreement dated February 15, 2017 (7)
10.12	Engagement Agreement by and between the Company and FT Global Capital, Inc. dated February 14, 2017 (7)
10.13	Securities Purchase Agreement dated March 12, 2018. (8)
10.14	Placement Agent Agreement dated March 12, 2018. (8)
10.15	Offer Letter by and between Mr. Bradly Haneberg and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.16	Employment Agreement by and between Mr. Lei Cao and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.17	Employment Agreement by and between Ms. Tuo Pan and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.18	Employment Agreement by and between Mr. Zhikang Huang and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company. (10)
23.1	Consent of Independent Audit Firm. (11)
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. (11)
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. (11)
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-199160
(5)	Incorporated by reference to the Company’s Form 10-K filed on September 18, 2015.
(6)	Incorporated by reference to the Company’s Form S-8 filed on April 23, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2017
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2018
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2018
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No.333-224467
(11)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 28, 2018	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 2018	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)

September 28, 2018	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

September 28, 2018	By	/s/ Zhikang Huang
Zhikang Huang
Chief Operating Officer and Director

September 28, 2018	By:	/s/ Jing Wang
Jing Wang
Director

September 28, 2018	By:	/s/ Ming Zhu
Ming Zhu
Director

September 28, 2018	By:	/s/ Tieliang Liu
Tieliang Liu
Director

September 28, 2018	By:	/s/ Bradley A. Haneberg
Bradley A. Haneberg
Director

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sino-Global Shipping America, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (collectively, the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sino-Global Shipping America, Ltd. as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2007.

New York, New York

September 28, 2018

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$7,098,259	$8,733,742
Accounts receivable, less allowance for doubtful accounts of $1,682,228 and $185,821 as of June 30, 2018 and 2017, respectively	8,428,853	2,569,141
Other receivables, less allowance for doubtful accounts of $145,176 and $145,244 as of June 30, 2018 and 2017, respectively	69,239	37,811
Advances to suppliers-third parties	2,144,985	54,890
Advances to suppliers-related party	3,414,619	3,333,038
Prepaid expense and other current assets	588,439	311,136
Due from related party	2,087,994	1,715,130

Total Current Assets	23,832,388	16,754,888

Property and equipment, net	956,429	187,373
Intangible assets, net	153,056	-
Prepaid expenses	438,151	6,882
Other long-term assets - deposits	143,303	117,478
Deferred tax assets, net	634,500	749,400

Total Assets	$26,157,827	$17,816,021

Liabilities and Equity

Current Liabilities
Advances from customers	$415,385	$369,717
Accounts payable	3,225,661	206,211
Taxes payable	2,700,619	1,886,216
Due to related parties	-	206,323
Accrued expenses and other current liabilities	280,888	418,029

Total Current Liabilities	6,622,553	3,086,496

Total Liabilities	6,622,553	3,086,496

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 13,271,032 and 10,281,032 shares issued as of June 30, 2018 and 2017, respectively; 13,095,535 and 10,105,535 outstanding as of June 30, 2018 and 2017, respectively	23,717,330	20,535,379
Additional paid-in capital	1,755,573	688,934
Treasury stock, at cost, 175,497 shares as of June 30, 2018 and 2017	(417,538)	(417,538)
Accumulated deficit	(434,856)	(893,907)
Accumulated other comprehensive loss	(272,407)	(414,564)

Total Sino-Global Shipping America Ltd. Stockholders' Equity	24,348,102	19,498,304

Non-controlling Interest	(4,812,828)	(4,768,779)

Total Equity	19,535,274	14,729,525

Total Liabilities and Equity	$26,157,827	$17,816,021

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2018	2017

Net revenues - third parties	$21,005,157	$8,699,190
Net revenues - related party	2,059,406	2,746,423
Total revenues	23,064,563	$11,445,613
Cost of revenues	(15,585,693)	(4,980,591)
Gross profit	7,478,870	6,465,022

General and administrative expenses	(6,202,555)	(3,152,336)
Selling expenses	(458,166)	(211,504)
Total operating expenses	(6,660,721)	(3,363,840)

Operating income	818,149	3,101,182

Financial income, net	79,502	30,278
Other income, net	575,115	-
Total other income	654,617	30,278

Net income before provision for income taxes	1,472,766	3,131,460

Income tax benefit (expense)	(949,659)	472,084

Net income	523,107	3,603,544

Net income (loss) attributable to non-controlling interest	64,056	(21,348)

Net income attributable to Sino-Global Shipping America, Ltd.	$459,051	$3,624,892

Comprehensive income
Net income	$523,107	$3,603,544
Other comprehensive income (loss) - foreign currency translation gain (loss)	65,981	(73,741)
Comprehensive income	589,088	3,529,803
Less: Comprehensive income (loss) attributable to non-controlling interest	(12,120)	38,568

Comprehensive income attributable to Sino-Global Shipping America Ltd.	$601,208	$3,491,235

Earnings per share
-Basic	$0.04	$0.41
-Diluted	$0.04	$0.41

Weighted average number of common shares used in computation
-Basic	11,037,343	8,911,494
-Diluted	12,023,036	8,949,960

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017

Operating Activities

Net income	$523,107	$3,603,544
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation – employees, management and directors	1,032,000	-
Amortization of stock-based compensation - consultants	621,834	599,846
Amortization of stock option expense	9,665	110,195
Depreciation and amortization	94,919	49,367
Provision for (recovery of) doubtful accounts	1,726,599	(18,912)
Deferred tax provision (benefit)	114,900	(749,400)
Changes in assets and liabilities
Increase in accounts receivable	(7,421,179)	(260,165)
Decrease (increase) in other receivables	(31,328)	249,768
Decrease (increase) in advances to suppliers-third parties	(662,144)	2,085,281
Increase in advances to suppliers-related party	-	(3,317,382)
Decrease (increase) in prepaid expenses	(280,627)	143,796
Increase in other long-term assets	(470,319)	(70,806)
Increase in due from related parties	(604,863)	(117,772)
Increase in advances from customers	38,174	343,790
Increase (decrease) in accounts payable	3,064,257	(272,474)
Increase in taxes payable	754,512	278,288
Increase (decrease) in due to related parties	(206,323)	206,323
Increase (decrease)in accrued expenses and other current liabilities	(110,836)	131,483

Net cash provided by (used in) operating activities	(1,807,652)	2,994,770

Investing Activities
Acquisition of property and equipment	(822,777)	(62,412)
Acquisition of intangible assets	(190,000)	-
Prepayment for acquisition of intangible assets	(1,440,107)	-

Net cash used in investing activities	(2,452,884)	(62,412)

Financing Activities
Proceeds from issuance of common stock, net	2,585,091	4,319,988
Proceeds from exercise of stock options	-	82,500

Net cash provided by financing activities	2,585,091	4,402,488

Effect of exchange rate fluctuations on cash and cash equivalents	39,962	12,902

Net increase (decrease) in cash and cash equivalents	(1,635,483)	7,347,748

Cash and cash equivalents at beginning of year	8,733,742	1,385,994

Cash and cash equivalents at end of year	$7,098,259	$8,733,742

Supplemental information
Income taxes paid	$68,268	$89,324

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total stockholders'	Non-controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	income (loss)	Equity	interest	Equity
Balance as of June 30, 2016	8,456,032	$15,500,391	$1,140,962	(175,497)	$(417,538)	$(4,518,799)	$(280,907)	$11,424,109	$(4,807,347)	$6,616,762
Issuance of common stock	1,500,000	4,319,988	-	-	-	-	-	4,319,988	-	4,319,988
Exercise of stock options	75,000	82,500	-	-	-	-	-	82,500	-	82,500
Amortization of stock options	-	-	110,195	-	-	-	-	110,195	-	110,195
Shares issued for professional services	250,000	632,500	(562,223)	-	-	-	-	70,277	-	70,277
Foreign currency translation	-	-	-	-	-	-	(133,657)	(133,657)	59,916	(73,741)
Net income	-	-	-	-	-	3,624,892	-	3,624,892	(21,348)	3,603,544
Balance as of June 30, 2017	10,281,032	20,535,379	688,934	(175,497)	(417,538)	(893,907)	(414,564)	19,498,304	(4,768,779)	14,729,525
Issuance of common stock	2,000,000	1,510,951	1,074,140	-	-	-	-	2,585,091	-	2,585,091
Stock based compensation to management and board	660,000	759,000	-	-	-	-	-	759,000	-	759,000
Stock based compensation to employee	130,000	364,000	(91,000)	-	-	-	-	273,000	-	273,000
Amortization of stock compensation	-	-	9,665	-	-	-	-	9,665	-	9,665
Shares issued for professional services	200,000	758,834	(137,000)	-	-	-	-	621,834	-	621,834
Disposition of joint venture	-	-	-			-	-	-	(31,929)	(31,929)
Foreign currency translation	-	-	-	-	-	-	142,157	142,157	(76,176)	65,981
Net income	-	-	-	-	-	459,051	-	459,051	64,056	523,107
Balance as of June 30, 2018	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$(434,856)	$(272,407)	$24,348,102	$(4,812,828)	$19,535,274

The accompanying notes are an integral part of these consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive effectiveness and control in related links throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China (the “PRC”) (including Hong Kong), Australia and Canada. The majority of the Company’s business is generated from clients located in the PRC and the U.S.

The Company’ operates in four segments including (1) inland transportation management services which are operated by its subsidiaries in the PRC, Hong Kong and the U.S.; (2) freight logistics services which are operated by its subsidiaries in the PRC and the U.S.; (3) container trucking services which are operated by its subsidiaries in the PRC and through a joint venture in the U.S. from January to December 2017; and (4) bulk cargo container services which are currently operated by its subsidiary in the U.S.

In order to increase the Company’s operations in the U.S. and to enhance the Company’s competitiveness with information technology, in August 2016, the Company’s Board of Directors (the “Board”) authorized management to move forward with the development of a mobile application that will provide a full-service logistics platform between the U.S. and the PRC for short-haul trucking in the U.S. Upon the implementation of the application, the Company signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sino-Trans Guangxi in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company will receive a percentage of the total amount of each transportation fee for the arrangement of inland transportation services for COSFRE Beijing’s container shipments into U.S. ports. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform. For the strategic cooperation framework agreement with Sino-Trans Guangxi, which is a subsidiary of Sino-Trans Limited, the Company expects to utilize both parties’ existing resources and establish an integrated logistics plan to provide an end-to-end supply chain solution for customers shipping soybeans and sulfur products from the U.S. to southern PRC via container. On January 9, 2017, the Company entered into a strategic cooperation agreement with China Ocean Shipping Agency Qingdao Co. Ltd. (“COSCO Qingdao”). COSCO Qingdao will utilize the Company’s full-service logistics platform to arrange the transport of its container shipments into U.S. ports. Sino-Global will receive a percentage of the total amount of each transportation fee in exchange for the arrangement of inland transportation services for COSCO Qingdao’s container shipments into U.S. ports. The Board subsequently authorized the Company to upgrade its enterprise resource planning system (ERP) in order to manage its operations in real time throughout its multiple locations and to integrate with web applications.

On January 5, 2017, the Company entered into a joint venture agreement with Jetta Global Logistics Inc. (“Jetta Global”) and formed a new joint venture company named ACH Trucking Center Corp. (“ACH Center”). Along with the establishment of ACH Center, the Company began providing short haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. The Company holds a 51% ownership stake in ACH Center. Although the establishment of ACH Center brought benefits for the Company and Jetta Global, it could not satisfy long term development for both the Company and Jetta Global. The Company signed a termination agreement with Jetta Global to terminate the joint venture agreement on December 4, 2017. As ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center was not reported as discontinued operations.

On September 11, 2017, the Company set up a new wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via its wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting the fourth quarter of fiscal year 2018.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2018	2017

Total current assets	$3,434,850	$9,327,990
Total assets	3,992,131	9,472,651
Total current liabilities	21,979	4,517
Total liabilities	21,979	4,517

(c) Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

(d) Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, deferred income taxes, income tax expense and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The exchange rates for the years ended June 30, 2018 and 2017 are as follows:

	June 30,
	2018		2017
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.6186	6.5047	6.7806	6.8126
AUD:1USD	1.3505	1.2903	1.3028	1.3267
HKD:1USD	7.8442	7.8243	7.8059	7.7651
CAD:1USD	1.3141	1.2697	1.2982	1.3270

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of June 30, 2018, and 2017, cash balances of $6,205,960 and 6,246,337, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of June 30, 2018, and 2017, cash balance of $848,657 and $2,462,792, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations.

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

(h) Property and Equipment, net

Net property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	5-10 years
Furniture and office equipment	3-5 years
Leasehold improvements	Shorter of lease term or useful lives

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

(i) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of June 30, 2018.

(j) Revenue Recognition

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2018 and 2017, respectively.

Income tax returns for the years prior to 2014 are no longer subject to examination by US tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (“NOL”) carryforwards and recorded a one-time transition tax expense.

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

For the year ended June 30, 2018 and 2017, the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options and warrants were lower than the average market price for the related periods. As a result, a total of 985,693 and 38,466 of unexercised options and warrants were dilutive for the year ended June 30, 2018 and 2017, respectively, and were included in the computation of diluted EPS.

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

(0) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits Companies using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional unaudited condensed as defined per ASU 2014-09 (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning July 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, the Company plans to adopt Topic 606 in the first quarter of its fiscal year 2019 using the modified retrospective method, and is continuing to evaluate the impact of its pending adoption of Topic 606 will have on its financial statements.  The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”) which revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company plans to adopt these new guidance in the first quarter of fiscal year 2010 and is still evaluating the effect that this guidance will have on the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)”, Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company is still evaluating the effect that this guidance but does not expect the standard to have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS RECEIVABLE, NET

	June 30,	June 30,
The Company’s net accounts receivable is as follows:	2018	2017

Trade accounts receivable	$10,111,081	$2,754,962
Less: allowances for doubtful accounts	(1,682,228)	(185,821)
Accounts receivables, net	$8,428,853	$2,569,141

Movement of allowance for doubtful accounts is as follows:

	June 30, 2018	June 30, 2017

Beginning balance	$185,821	$207,028
Provision for doubtful accounts	1,519,122	-
Less: write-off/recovery	(24,101)	(18,912)
Exchange rate effect	1,386	(2,295)
Ending balance	$1,682,228	$185,821

For the year ended June 30, 2018, the provision for doubtful accounts was $1,519,122. No provision was made in same period 2017.

Note 4. ADVANCES TO SUPPLIERS

	June 30,	June 30,
The Company’s advances to suppliers – third parties are as follows:	2018	2017

Deposit for ERP (1)	$437,357	$-
Deposit for IT infrastructure (2)	1,002,750	-
Freight fees (3)	564,365	29,960
Other	140,513	24,930
Total advances to suppliers-third parties	$2,144,985	$54,890

(1)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s current operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye as of June 30, 2018. The total contract price for phase one amounted to RMB 4,000,000, approximately USD 615,000. The project is currently in the planning and design stage. The Company expects the planning stage will be completed in and will start development in October 2018. The remaining balance will be settled upon completion of services in fiscal year 2021.

(2)	On June 22, 2018, the Company entered into contract to improve its IT infrastructure. The total contract for the services is $1.2 million and the Company paid a deposit of $1.0 million. The contract includes four parts: $420,000 for hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two year period; $60,000 for operating system set up and $240,000 for continuing integration and with the ERP system and data management for two years. The system is expected to be installed in October 2018.

(3)	The prepaid freight fee is the Company’s advances made for various shipping cost for shipments in July 2018.

	June 30,	June 30,
The Company’s advances to suppliers – related party are as follows:	2018	2017

Freight fees	$3,414,619	$3,333,038
Total advances to suppliers-related party	$3,414,619	$3,333,038

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, which is jointly owned by the Company’s largest shareholder along with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, for which the Company will receive a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. As of June 2018, the Company has completed its services pursuant to the supplemental agreement and received a $ 575,115 service fee in June 2018. The Company also expects that the entire advance will be reimbursed by October 2018.

Note 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets are as follows:

	June 30,	June 30,
	2018	2017

Consultant fees (1)	$-	$158,150
Advance to employees	355,294	64,160
Prepaid income taxes	800	41,891
Other (including prepaid insurance, rent, listing fees)	232,345	53,817
Deposit for leasehold improvement on IT infrastructure facility (2)	438,151	-
Total	1,026,590	318,018
Less: current portion	(588,439)	(311,136)
Total noncurrent portion	$438,151	$6,882

(1):	The Company entered into a management consulting services agreement with a consulting company on November 12, 2015, pursuant to which the consulting company shall assist the Company with its regulatory filings during the period from July 1, 2016 to June 30, 2018. In return for its services, as approved by the Board, a total of $316,298 was paid to the consulting company. Consulting fees have been and will be ratably charged to expenses over the terms of the above-mentioned agreements. The prepaid consulting fees had been fully amortized as of June 30, 2018 upon the maturity of service period.

(2):	The Company paid a $438,151 deposit for leasehold improvements on its IT infrastructure facility including upgrading the server room of its Shanghai office. The total project cost is approximately $615,000 and is expected to be completed in October 2019.

Note 6. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2018	2017

Land and buildings	$203,371	$198,512
Motor vehicles	598,094	542,471
Computer equipment	165,561	155,141
Office equipment	76,065	66,097
Furniture and fixtures	165,047	163,219
System software	120,485	117,733
Leasehold improvements	828,365	62,857

Total	2,156,988	1,306,030

Less: Accumulated depreciation and amortization	(1,200,559)	(1,118,657)

Property and equipment, net	$956,429	$187,373

Depreciation and amortization expense for the years ended June 30, 2018 and 2017 were $57,975 and $49,367, respectively.

Note 7. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	June 30,	June 30,
	2018	2017

Full service logistics platforms	$190,000	$-

Less: Accumulated amortization	(36,944)	-

Intangible asset, net	$153,056	$-

As part of the above-mentioned intelligent logistics platform (see Note 4), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expense amounted to $36,944 for the year ended June 30, 2018.

Note 8. EQUITY

Stock issuance

On February 21, 2017, the Company completed a sale of 1.5 million registered shares of its common stock, no par value, at a price of $3.18 per share to three institutional investors for aggregate gross proceeds to the Company of $4.77 million. The Company’s net proceeds from the offering, after deducting offering expenses and placement agent fees in the amount of $0.45 million, were approximately $4.32 million. Sino-Global will use the net proceeds of the offering for working capital and general corporate purposes.

On March 12, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company sold to the investors in a registered direct offering, an aggregate of 2,000,000 shares of the common stock of the Company, no par value per share, at a price of $1.50 per share for aggregate gross proceeds of $3 million. The placement agent received a cash commission fee equal to 7.5% of the gross proceeds. The offering was closed on March 14, 2018. The offering of the 2 million shares is being made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-222098), which was originally filed with the SEC on December 15, 2017, and was declared effective by the SEC on February 16, 2018. The Company agreed in the purchase agreement that it would not issue any common stock for 60 calendar days following the closing of the offering and each of the Company’s executive officers and directors agreed to a lock-up period of 60 days from the date of the purchase agreement.

Concurrently to the registered direct offering closed on March 14, 2018, the Company sold the investors Series “A” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share and Series “B” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share. The sale of the Series “A” warrants and Series “B” warrants is a private placement in reliance upon an exemption afforded under Regulation D of the Securities Act. The Series “A” warrants shall be initially exercisable beginning on September 14, 2018, and expire five and a half (5.5) years from the date of issuance. The Series B warrants shall be initially exercisable beginning on September 14, 2018, and expire thirteen (13) months from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the shares and the warrants after deducting offering expenses and placement agent fees are $2,585,091.

On April 26, 2018, the Company filed a registration statement on Form S-1 (“S-1”) to register the resale of an aggregate of 4,000,000 shares of common stock underlying the Series A and B Warrants mentioned above. The S-1 was declared effective by the SEC on May 8, 2018.

The warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants of $1,074,140 is valued based on the Black-Scholes-Merton model and is recorded as additional paid-in capital from common stock based on relative fair value of proceeds received using the following assumptions:

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2018:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2017	139,032	$9.30
Issued	4,000,000	1.75
Exercised	-	-
Expired	(139,032)	9.30

Warrants outstanding, as of June 30, 2018	4,000,000	$1.75

Warrants exercisable, as of June 30, 2018	-	$-

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A 2,000,000	-	$1.75	5.21 years
2018 Series B 2,000,000	-	$1.75	0.79 years

Stock based compensation

On June 6, 2014, the Company entered into management consulting and advisory services agreements with two consultants, pursuant to which the consultants should assist the Company in, among other things, financial and tax due diligence, business evaluation and integration, development of pro forma financial statements. In return for their services, as approved by the Company’s Board of Directors, a total of 600,000 shares of the Company’s common stock were to be issued to these two consultants. During June 2014, a total of 200,000 shares of the Company’s common stock were issued to the consultants as a prepayment for their services. The value of their consulting services was determined using the fair value of the Company’s common stock of $2.34 per share when the shares were issued to the consultants. Their service agreements are for the period July 1, 2014 to December 31, 2016. The remaining 400,000 shares of the Company's common stock were then issued to the consultants on September 30, 2014 at $1.68 per share and were valued at $1,140,000, and the service terms are from September 2014 to November 2016. Consulting expenses for the above services were $0 and $218,045 for the years ended June 30, 2018 and 2017, respectively.

On May 5, 2015, the Company entered into management consulting and advisory services agreements with three consultants, pursuant to which the consultants assisted the Company in, among other things, review of time charter agreements; crew management advisory; development of permanent and preventive maintenance standards related to dry dockings and ship repairs; development of regular technical and marine vessel inspections and quality control procedures; and development and implementation of alternative remedial actions to address technical problems that may arise. In return for their services, as approved by the Company’s Board of Directors, a total of 500,000 shares of the Company’s common stock were to be issued to these three consultants at $1.50 per share. Their service agreements lasted for a period of 18 months, effective May 2015. These shares were valued at $750,000 and the related consulting fees have been ratably charged to expense over the term of the agreements. Consulting expenses for the above services were $0 and $173,137 for the years ended June 30, 2018 and 2017, respectively

On December 9, 2015, the Company entered into a consulting and advisory services agreement with a consultant, pursuant to which the consultant will assist the Company for corporate restructuring, business evaluation and capitalization during the period from November 20, 2015 to November 19, 2016. In return for such services, the Company issued 250,000 shares of the Company’s common stock to this consultant for services to be rendered during the first half of the service period. Such shares were issued as restricted shares at $1.02 per share on December 9, 2015. On May 23, 2016, the Company issued additional 250,000 shares of common stock to this consultant at $0.72 per share to cover the services from the seventh month to November 19, 2016. These shares were valued at $435,000 and consulting expenses were $0 and $138,387 for the years ended June 30, 2018 and 2017, respectively.

In March 2017, the Company entered into a consulting and advisory services agreement with consulting entity, who will provide management consulting services that include marketing program designing and implementation and cooperative partner selection and management. The service period is from March 2017 to February 2020. The Company issued 250,000 shares of common stock as the remuneration of the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expenses were $210,834 and $70,278 for the years ended June 30, 2018 and 2017, respectively.

On October 23, 2017, the Company issued 130,000 shares to its employees of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares shall become vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.  These shares were valued at $364,000. $273,000 was recorded as compensation expense for the year ended June 30, 2018.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covers advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $411,000 was recorded as consulting expenses for the year ended June 30, 2018.

On May 4, 2018, the Company's board approved the issuance of 660,000 shares of its common stock under the 2014 Stock Incentive Plan to its management team and Board of Directors. These shares were valued at $1.15 per share on grant date with a total fair value of $759,000. The shares vested immediately and $759,000 was recorded as compensation expense for the year ended June 30, 2018.

On June 7, 2018, the Company agreed to issue 400,000 shares of common stock with a fair value of $508,000 to a PRC attorney pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The Company will start amortizing the value of these shares to legal expenses starting July 1, 2018.

$1,653,834 and $599,846 were charged to general and administrative expenses during the years ended June 30, 2018 and 2017, respectively.

Note 9. STOCK OPTIONS

The issuance of the Company’s options is exempted from registration under the Securities Act of 1933, as amended (the “Act”). The Common Stock underlying the Company’s options granted may be sold in compliance with Rule 144 of the Act. Each option may be exercised to purchase one share of the common stock of the Company, no par value per share (the “Common Stock”). Payment for the options may be made in cash or by exchanging shares of Common Stock at their fair market value. The fair market value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The term of the 10,000 options granted in 2013 is 10 years and the exercise price is $2.01. The fair value was calculated at the grant date using the Black-Scholes option-pricing model with the following assumptions: volatility of 452.04%, risk free interest rate of 0.88% and expected life of 5 years. The total fair value of the options was $19,400. In accordance with the vesting periods, the Company amortized stock option expense of $0 and $3,880 for the years ended June 30, 2018 and 2017.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase 150,000 shares of Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. In accordance with the vesting periods, $ 9,665 and 106,315 were recorded as general and administrative expenses related to these options for the years ended June 30, 2018 and 2017. In February 2017, 75,000 of these options were exercised by the two employees of the Company.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2017	141,000	$3.81
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(56,000)	7.75

Options outstanding, as of June 30, 2018	85,000	$1.21

Options exercisable, as of June 30, 2018	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at June 30, 2018:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	4.59 years	$2.01	10,000	4.59 years
$1.10	75,000	3.07 years	$1.10	75,000	3.07 years
	85,000			85,000

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2018	2017

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	142,900	217,379
Accumulated deficit	(5,521,638)	(5,421,578)
	(5,021,294)	(4,846,755)
Trans Pacific Logistics Shanghai Ltd.	208,466	46,047
ACH Trucking Center Corp.	-	31,929
Total	$(4,812,828)	$(4,768,779)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under various operating lease agreements with terms through April 16, 2020. Rental expenses for the years ended June 30, 2018 and 2017 were $236,033 and $266,316, respectively.

Contractual Obligations:

The Company entered into a contract to upgrade its ERP system. The total contract costs amounting to RMB 4,000,000, approximately USD 615,000, which the Company made a deposit of $437,357. The remaining balance will be settled upon the completion of services in fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million. The remaining $0.2 million will be paid upon completion of services in fiscal year 2020.

	Leases	Contractual		Total

Twelve months ending June 30,
2019	$206,883	$		$206,883
2020	52,803		200,000	252,803
2021			177,643	177,643
	$259,686		$377,643	$637,329

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2018 and 2017, the Company has estimated its severance payments of approximately $58,543 and $48,713, respectively, which have not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (i) the remaining salary through the date of May 4, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named as a defendant in a breach of service contract lawsuit in the amount of $225,000 filed with the California Superior Court on January 19, 2018. The Company filed a motion with the court to force the plaintiff to arbitration rather than to litigate the dispute in court based on the arbitration provision in the contract. The court approved to stay the case pending the resolution of the arbitration and has scheduled a status conference for March 19, 2019. Management believes it is premature to assess the outcome of the pending arbitration but believes it will not likely have a material effect on the Company’s consolidated operations or financial position.

Note 12. INCOME TAXES

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since the Company has a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% rate for subsequent fiscal years.

As of June 30, 2018, the Company re-measured deferred tax assets based on current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

In addition, the Company is subject to a one-time transition tax for all untaxed foreign earnings of its foreign subsidiaries. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate, and the remaining earnings are taxed at a rate of 8%, net of certain exemptions. This resulted in an approximate increase of $2,625,000 to the Company’s June 30, 2018 taxable income and the Company applied its available NOL towards the transition tax.

The Company’s income tax benefit (expense) for the years ended June 30, 2018 and 2017 are as follows:

	For the years ended June 30,
	2018	2017

Current
USA	$(120,448)	$-
Hong Kong	(91,545)	(70,958)
PRC	(622,765)	(206,358)
	(834,758)	(277,316)
Deferred
U.S.	(114,901)	749,400
Total income tax benefit (expense)	$(949,659)	$472,084

Income tax expense for the years ended June 30, 2018 and 2017 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using the federal statutory tax rate of 34% for the year ended June 30, 2017 and a blended rate of 28% for the year ended June 30, 2018 to the Company’s effective tax rate are as follows:

	For the years ended June 30,
	2018	2017
	%	%

U.S. statutory tax rate	28.0	34.0
Permanent difference*	70.4	3.9
Change in valuation allowance	(28.9)	(39.9)
Rate differential in foreign jurisdiction	(5.0)	(13.1)
	64.5	(15.1)

*	Permanent difference includes non-deductible stock compensation expenses and transition tax.

The Company’s deferred tax assets are comprised of the following:

	For the years ended June 30,
	2018	2017

Allowance for doubtful accounts	$540,000	$106,000
Stock-based compensation	-	790,000
Net operating loss	355,000	1,464,000
Total deferred tax assets	895,000	2,360,000
Valuation allowance	(260,500)	(1,610,600)
Deferred tax assets, net - long-term	$634,500	$749,400

The Company’s operations in the U.S. have incurred a cumulative net operating loss (“NOL”) of approximately $6,100,000 as of June 30, 2017 which may reduce future federal taxable income. During the year ended June 30, 2018, a total of approximately $4,587,000 of NOL was utilized and the tax benefit derived from such NOL was approximately $1,280,000. Approximately $2,626,000 of NOL was applied to the transition tax discussed above and the rest was applied to current year taxable income. Federal NOL at June 30, 2018 was approximately $1,531,000 that are pre-2017 NOL expiring in 2036.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Management has provided an allowance against the deferred tax assets balance as of June 30, 2018. The net decrease in valuation for June 30, 2018 amounted to $1,350,100, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of its NOL, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2018	2017

VAT tax payable	$531,337	$520,436
Corporate income tax payable	2,104,232	1,290,832
Others	65,050	74,948
Total	$2,700,619	$1,886,216

Note 13. CONCENTRATIONS

Major Customer

For the year ended June 30, 2018, four customers accounted for 50%, 16%, 15% and 9% of the Company’s revenues, respectively. At June 30, 2018, one of these four customers accounted for 100% of the Company’s accounts due from related parties (See Note 15) and the remaining three customers accounted for approximately 92% of the Company’s accounts receivable.

For the year ended June 30, 2017, three customers accounted for 26%, 24% and 19% of the Company’s revenues, respectively. At June 30, 2017, one of these three customers accounted for 100% of the Company’s accounts due from related parties (See Note 15) and the remaining two customers accounted for approximately 63% of the Company’s accounts receivable.

Major Suppliers

For the year ended June 30, 2018, two suppliers accounted for 64% and 18% of the total costs of revenue, respectively. For the year ended June 30, 2017, two suppliers accounted for 42% and 11% of the total cost of revenues, respectively.

Note 14. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company's business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has four operating segments: (1) inland transportation management services; (2) freight logistics services; (3) container trucking services; (4) bulk cargo container services.

As stated in Note 1, ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue for 2018 and the results of operations for ACH Center was not reported as discontinued operations and was included in the container trucking services segment and freight logistics services segment below.

The following tables present summary information by segment for the years ended June 30, 2018 and 2017, respectively:

	For the year ended June 30, 2018
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,059,406	$-	$-	$-	$2,059,406
- Third parties	$3,441,001	$15,829,444	$1,096,485	$638,227	$21,005,157
Total Revenues	$5,500,407	$15,829,444	$1,096,485	$638,227	$23,064,563
Cost of revenues	$874,760	$13,519,486	$696,998	$494,449	$15,585,693
Gross profit	$4,625,647	$2,309,958	$399,487	$143,778	$7,478,870
Depreciation and amortization	$72,954	$1,902	$20,063	$-	$94,919
Total capital expenditures	$-	$778,182	$44,595	$-	$822,777

	For the year ended June 30, 2017
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Bulk Cargo Container Services	Total
Revenues
- Related party	$2,746,423	$-	$-	$-	$2,746,423
- Third parties	$3,012,177	$4,815,450	$871,563	$-	$8,699,190
Total Revenues	$5,758,600	$4,815,450	$871,563	$-	$11,445,613
Cost of revenues	$620,259	$3,710,364	$649,968	$-	$4,980,591
Total
Gross profit	$5,138,341	$1,105,086	$221,595	$-	$6,465,022
Depreciation and amortization	$27,857	$21,510	$-	$-	$49,367
Total capital expenditures	$61,359	$1,053	$-	$-	$62,412

Total assets as of:

	June 30,	June 30,
	2018	2017

Inland Transportation Management Services	$18,338,099	$15,552,593
Freight Logistics Services	161,667	1,704,946
Container Trucking Services	7,228,209	558,482
Bulk Cargo Container Services	429,852	-
Total Assets	$26,157,827	$17,816,021

Note 15. RELATED PARTY TRANSACTIONS

As of June 30, 2018 and 2017, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2018	2017

Tianjin Zhiyuan Investment Group Co., Ltd.	$2,319,993	$1,715,130
Less: allowance for doubtful accounts	(231,999)	-
Total	$2,087,994	$1,715,130

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $2,059,406 (8.9% of the Company’s total revenue in 2018) and $2,746,423 (24% of the Company’s total revenue in 2017) for the years ended June 30, 2018 and 2017, respectively. The amount due from Zhiyuan Investment Group as of June 30, 2018 was $2,319,993. The Company expects that the full amount will be collected by March 2019. As of June 30, 2018, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. Subsequently, the Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019.

As of June 30, 2018 and 2017, the outstanding amounts advances to suppliers-related party consist of the following:

	June 30,	June 30,
	2018	2017

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	3,414,619	3,333,038
Total	$3,414,619	$3,333,038

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan Hong Kong which is owned by the Company’s largest shareholder, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, in consideration for which the Company will receive a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, to which the Company will cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agrees to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company will receive 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The Company expects the entire advance will be reimbursed by October 2018.

In December 2016, the Company entered into a joint venture agreement with Jetta Global to form ACH Trucking Center to provide short-haul trucking transportation and logistics services to customers located in the New York and New Jersey areas. ACH Logistic Inc. (ACH Logistic) and Jetta Global are invested by the same owner and both of the companies provided freight logistics service and container trucking service to the Company. For the year ended June 30, 2017, ACH Logistic and Jetta Global provided services in the amount of $788,775 and $222,869 to the Company, respectively. As of June 30, 2017, the amount due to ACH Logistic and Jetta Global was $131,262 and $75,061, respectively. All balances were paid in 2018.

Note 16. SUBSEQUENT EVENT

In July 2018, the Company entered into a supplemental agreement with Tengda Northwest to extend the global logistic service period until July 3, 2019.

In August 2018, the Company entered into a supplemental agreement with Zhiyuan to extend the inland transportation management service period until September 1, 2019.

On September 3, 2018, the Company entered into co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong to engage in worldwide shipping agency and management business. The Company will have 51% ownership in the joint venture.

On September 21, 2018, the Company is authorized to issue a total of 430,000 shares of the common stock valued at $1.10 per share on grant date with a total fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately.

