Form 10-Q
period 2018-09-30
Sino-Global Shipping America, Ltd.
filed 2018-11-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2018, the Company has 13,575,535 issued and outstanding shares of common stock.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2018	2018

Assets
Current assets
Cash	$987,031	$7,098,259
Accounts receivable, less allowance for doubtful accounts of $2,635,206 and $1,682,228 as of September 30, 2018 and June 30, 2018, respectively	11,200,914	8,428,853
Other receivables, less allowance for doubtful accounts of $145,231 and $145,176 as of September 30, 2018 and June 30, 2018, respectively	47,274	69,239
Advances to suppliers-third parties	1,492,091	704,878
Advances to suppliers-related party	-	3,414,619
Prepaid expenses	453,858	588,439
Due from a related party	1,361,330	2,087,994
Total Current Assets	15,542,498	22,392,281

Property and equipment, net	908,298	956,429
Intangible assets, net	137,222	153,056
Prepaid expenses and other assets	1,862,359	1,878,258
Other long-term assets - deposits	3,053,182	143,303
Deferred tax assets, net	829,000	634,500
Total Assets	$22,332,559	$26,157,827

Liabilities and Equity

Current Liabilities
Advances from customers	$170,239	$415,385
Accounts payable	470,720	3,225,661
Taxes payable	2,658,947	2,700,619
Accrued expenses and other current liabilities	429,864	280,888
Total current liabilities	3,729,770	6,622,553

Total liabilities	3,729,770	6,622,553

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued.	-	-
Common stock, 50,000,000 shares authorized, no par value; 13,751,032 and 13,271,032 shares issued as of September 30, 2018 and June 30, 2018, respectively; 13,575,535 and 13,095,535 outstanding as of September 30, 2018 and June 30, 2018, respectively	24,253,830	23,717,330
Additional paid-in capital	2,036,281	1,755,573
Treasury stock, at cost, 175,497 shares as of September 30, 2018 and June 30, 2018	(417,538)	(417,538)
Accumulated deficit	(1,751,618)	(434,856)
Accumulated other comprehensive loss	(812,063)	(272,407)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	23,308,892	24,348,102

Non-controlling Interest	(4,706,103)	(4,812,828)

Total Equity	18,602,789	19,535,274

Total Liabilities and Equity	$22,332,559	$26,157,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2018	2017

Net revenues - third parties	$6,177,533	$4,814,851
Net revenues - related party	322,000	565,160
Total revenues	6,499,533	5,380,011
Cost of revenues	(5,083,832)	(3,665,918)
Gross profit	1,415,701	1,714,093

General and administrative expenses	(2,662,041)	(763,357)
Selling expenses	(108,369)	(22,466)
Total operating expenses	(2,770,410)	(785,823)

Operating income (loss)	(1,354,709)	928,270

Financial income, net	712	84,796

Net income (loss) before provision for income taxes	(1,353,997)	1,013,066

Income tax benefit (expense)	66,466	(296,429)

Net income (loss)	(1,287,531)	716,637

Net income attributable to non-controlling interest	29,231	99,448

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(1,316,762)	$617,189

Comprehensive income (loss)
Net income (loss)	$(1,287,531)	$716,637
Other comprehensive income (loss) - foreign currency	(462,162)	47,717
Comprehensive income (loss)	(1,749,693)	764,354
Less: Comprehensive income attributable to non-controlling interest	106,725	40,747
Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(1,856,418)	$723,607

Earnings (loss) per share
Basic	$(0.10)	$0.07
Diluted	$(0.10)	$0.07

Weighted average number of common shares used in computation
Basic	13,145,535	10,105,535
Diluted	13,145,535	10,157,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2018	2017

Operating Activitities
Net income (loss)	$(1,287,531)	$716,637
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation - employess	473,000	-
Stock-based compensation - consultants	63,500	52,709
Amortization of stock - based compensation to management and employees	91,000	9,665
Amortization of stock - based compensation to consultants	189,708	-
Depreciation and amortization	25,715	13,203
Provision for (recovery of) doubtful accounts	871,081	(24,536)
Deferred tax provision (benefit)	(194,500)	99,900
Changes in assets and liabilities
Accounts receivable	(3,709,059)	(1,711,154)
Other receivables	67,499	(60,396)
Advances to suppliers-third parties	(789,150)	20,481
Advances to suppliers-related party	3,322,210	-
Prepaid expenses	(290,651)	(50,390)
Other long-term assets - deposits	(2,510,665)	-
Due from related parties	807,405	(570,000)
Advances from customers	(250,650)	17,410
Accounts payable	(2,804,782)	661,628
Taxes payable	(35,535)	146,104
Due to related parties	-	(73,462)
Accrued expenses and other current liabilities	122,962	(68,288)
Net cash used in operating activities	(5,838,443)	(820,489)

Investing Activities
Acquisition of property and equipment	(830)	(5,077)
Net cash used in investing activities	(830)	(5,077)

Effect of exchange rate fluctuations on cash	(271,955)	19,210

Net decrease in cash	(6,111,228)	(806,356)

Cash at beginning of period	7,098,259	8,733,742

Cash at end of period	$987,031	$7,927,386

Supplemental information
Income taxes paid	$9,108	$60,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive effectiveness and control in related steps throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S., the People’s Republic of China (the “PRC”) (including Hong Kong), Australia and Canada. The majority of the Company’s business is generated from clients located in the PRC and the U.S.

The Company operates in three segments including (1) inland transportation management services which are operated by its subsidiaries in the PRC, Hong Kong and the U.S.; (2) freight logistics services which are operated by its subsidiaries in the PRC and the U.S.; and (3) container trucking services which are operated by its subsidiaries in the PRC and the U.S.

In order to increase the Company’s operations in the U.S. and to enhance the Company’s competitiveness with information technology, in August 2016, the Company’s Board of Directors (the “Board”) authorized management to move forward with the development of a mobile application that would provide a full-service logistics platform for shipping operations between the U.S. and the PRC for, among other things, short-haul trucking in the U.S. Upon the implementation of the application, the Company signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sino-Trans Guangxi in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company receives a percentage of the transportation fees for the arrangement of inland transportation services for COSFRE Beijing’s container shipments into U.S. ports. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform. For the strategic cooperation framework agreement with Sino-Trans Guangxi, which is a subsidiary of Sino-Trans Limited, the Company established an integrated logistics plan to provide an end-to-end supply chain solution for customers shipping soybeans and sulfur products from the U.S. to southern PRC via container. On January 9, 2017, the Company entered into a strategic cooperation agreement with China Ocean Shipping Agency Qingdao Co. Ltd. (“COSCO Qingdao”). COSCO Qingdao now utilizes the Company’s full-service logistics platform to arrange the transport of its container shipments into U.S. ports. Sino-Global receives a percentage of the transportation fees in exchange for the arrangement of inland transportation services for COSCO Qingdao’s container shipments into U.S. ports. The Board subsequently authorized the Company to upgrade its enterprise resource planning system (ERP) in order to manage its operations in real time throughout its multiple locations and to integrate with web applications.

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

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency and management operations. The Company has 51% ownership stake in the joint venture.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The unaudited condensed consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying amount and classification of Sino-China's assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	September 30,	June 30,
	2018	2018

Total current assets	$16,292	$3,434,850
Total assets	125,897	3,992,131
Total current liabilities	30,609	21,979
Total liabilities	30,609	21,979

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

(d) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, deferred income taxes, income tax expense, the useful lives of property and equipment and intangible assets. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The exchange rates as of September 30, 2018 and June 30, 2018 and for the three months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	June 30, 2018	Three months ended September 30,
Foreign currency	Balance Sheet	Balance Sheet	2018 Profits/Loss	2017 Profits/Loss
RMB:1USD	6.8678	6.6186	6.8027	6.6704
AUD:1USD	1.3842	1.3505	1.3678	1.2669
HKD:1USD	7.8281	7.8442	7.8452	7.8147
CAD:1USD	1.2901	1.3141	1.3069	1.2537

(f) Cash

Cash consists of cash on hand and deposits placed with banks which are unrestricted as to withdrawal and use or have a term deposit of three months or less. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of September 30, 2018 and June 30, 2018, cash balances of $239,535 and $6,205,960, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of September 30, 2018 and June 30, 2018, cash balance of $167,283 and $848,657, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately USD $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of September 30, 2018 and June 30, 2018, cash balance of $552,133 and $9,601, respectively, were maintained at financial institutions in Hong Kong and approximately $64,000 were insured by the Hong Kong Deposit Protection Board.

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

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of September 30, 2018.

(j) Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of June 30, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon performance of services. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. The Company’s revenues are recognized at a point in time after all performance obligations are satisfied.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2018 and June 30 2018, respectively.

Income tax returns for the years prior to 2015 are no longer subject to examination by US tax authorities.

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

For the three months ended September 30, 2018 there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss. For the three months ended September 30, 2017, the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options and warrants were lower than the average market price for the related periods. As a result, a total of 52,090 of unexercised options and warrants were dilutive for the three months ended September 30, 2017 and were included in the computation of diluted EPS.

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

(p) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”) which revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company plans to adopt these new guidance in the first quarter of fiscal year 2020 and is still evaluating the effect that this guidance will have on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements. On July 1, 2018, the Company has adopted this ASU.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. On July 1, 2018, the Company has adopted this ASU. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company is still evaluating the effect that this guidance but does not expect the standard to have a material impact on its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation mainly reclassifying advance to suppliers to prepaid expenses – long term (see Note 4 and 5). These reclassifications have no effect on the reported revenues, net income or total assets.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30,	June 30,
	2018	2018

Trade accounts receivable	$13,836,120	$10,111,081
Less: allowances for doubtful accounts	(2,635,206)	(1,682,228)
Accounts receivables, net	$11,200,914	$8,428,853

Movement of allowance for doubtful accounts is as follows:

	September 30, 2018	June 30, 2018

Beginning balance	$1,682,228	$185,821
Provision for doubtful accounts	955,897	1,519,122
Less: write-off/recovery	-	(24,101)
Exchange rate effect	(2,919)	1,386
Ending balance	$2,635,206	$1,682,228

For the three months ended September 30, 2018, provision for doubtful accounts was $951,832. For the same period in 2017, recovery of doubtful accounts was $24,536, due to collection of accounts receivable which the Company made a provision during previous period.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2018	2018

Freight fees (1)	$1,492,091	$564,365
Other	-	140,513
Total advances to suppliers-third parties	$1,492,091	$704,878

(1)	The prepaid freight fee is the Company’s advances made for various shipping costs for shipments from October to December of 2018.

The Company’s advances to suppliers – related party are as follows:

	September 30,	June 30,
	2018	2018

Freight fees	$-	$3,414,619
Total advances to suppliers-related party	$-	$3,414,619

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, which is jointly owned by the Company’s largest shareholder along with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, for which the Company will receive a 1% to 1.25% of the transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, in which the Company agreed to cooperate with Zhiyuan Hong Kong exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agreed to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company received 15% of the cost incurred in the Project from Zhiyuan Hong Kong as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The entire advance was reimbursed to the Company in September 2018.

Note 5. PREPAID EXPENSES and other assets

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2018	2018

Advance to employees	$280,652	$355,294
Prepaid income taxes	-	800
Other (including prepaid insurance, rent, listing fees)	173,206	232,345
Deposit for leasehold improvement on IT infrastructure facility (1)	422,252	438,151
Deposit for ERP (2)	437,357	437,357
Deposit for IT infrastructure (3)	1,002,750	1,002,750
Total	2,316,217	2,466,697
Less: current portion	(453,858)	(588,439)
Total noncurrent portion	$1,862,359	$1,878,258

(1)	The Company paid a $422,252 deposit for leasehold improvements on its IT infrastructure facility including upgrading the server room of its Shanghai office. The total project cost is approximately $580,000 and is expected to be completed in October 2019.

(2)

On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s current operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately USD 580,000. The project is currently in the planning and design stage. The Company expects the planning stage will be completed in March 2019 and will then start the development stage. The remaining balance will be settled upon completion of services in fiscal year 2021.

(3)	On June 22, 2018, the Company entered into contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of $1.0 million. The consideration is allocated as follows: $420,000 for hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up, and $240,000 for continuing integration with the ERP system and data management for two years. The system is currently in the installation stage but is not yet completed.

Note 6. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2018	2018

Rental and utilities deposits	$59,820	$59,777
Freight logistic deposits (1)	2,993,362	83,526
Total other long-term assets - deposits	$3,053,182	$143,303

(1)	Certain customers require the Company to pay deposits for the security of the shipments and merchandise. These deposits are refundable at the end of the contract terms. Approximately $2.91 million (RMB 20 million) was paid to BaoSteel Resources Co., Ltd. (“BaoSteel”) according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise as well as any non-performance on the part of the Company and its vendors.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2018	2018

Land and buildings	$195,991	$203,371
Motor vehicles	575,518	598,094
Computer equipment	162,907	165,561
Office equipment	74,112	76,065
Furniture and fixtures	162,270	165,047
System software	116,305	120,485
Leasehold improvements (1)	798,307	828,365

Total	2,085,410	2,156,988

Less: Accumulated depreciation and amortization	(1,177,112)	(1,200,559)

Property and equipment, net	$908,298	$956,429

(1)	The Company completed its leasehold improvement for its new Ningbo office in June, 2018. The Company subsequently entered into a renegotiation of the lease term with the lessor and the leasehold improvement is subject to inspection and approval by the lessor. The office is not currently in use and thus no amortization expenses for the leasehold improvement was recorded for the period ended September 30, 2018.

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 were $9,882 and $13,203, respectively.

Note 8. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	September 30,	June 30,
	2018	2018

Full service logistics platforms	$190,000	$190,000

Less: Accumulated amortization	(52,778)	(36,944)

Intangible asset, net	$137,222	$153,056

As part of the above-mentioned intelligent logistics platform (see Note 4), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expense amounted to $15,833 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Note 9. EQUITY

Stock issuance:

On March 12, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company sold to the investors in a registered direct offering, an aggregate of 2,000,000 shares of the common stock of the Company, no par value per share, at a price of $1.50 per share for aggregate gross proceeds of $3 million. The placement agent received a cash commission fee equal to 7.5% of the gross proceeds. The offering closed on March 14, 2018. The offering of the 2 million shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-222098), which was originally filed with the SEC on December 15, 2017, and was declared effective by the SEC on February 16, 2018. The Company agreed in the purchase agreement that it would not issue any common stock for 60 calendar days following the closing of the offering and each of the Company’s executive officers and directors agreed to a lock-up period of 60 days from the date of the purchase agreement.

Concurrently with the registered direct offering closed on March 14, 2018, the Company sold the investors Series “A” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share and Series “B” warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $1.75 per share. The sale of the Series “A” warrants and Series “B” warrants is a private placement in reliance upon an exemption afforded under Regulation D of the Securities Act. The Series “A” warrants are exercisable as of September 14, 2018, and expire five and a half (5.5) years from the date of issuance. The Series B warrants are exercisable as of September 14, 2018, and expire thirteen (13) months from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the shares and the warrants after deducting offering expenses and placement agent fees were $2,585,091.

On April 26, 2018, the Company filed a registration statement on Form S-1 (“S-1”) to register the resale of an aggregate of 4,000,000 shares of common stock underlying the Series A and B Warrants mentioned above. The S-1 was declared effective by the SEC on May 8, 2018.

The warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants of $1,074,140 is valued based on the Black-Scholes-Merton model and is recorded as additional paid-in capital from common stock based on the relative fair value of proceeds received using the following assumptions:

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2018:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2018	4,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of September 30, 2018	4,000,000	$1.75

Warrants exercisable, as of September 30, 2018	4,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A 2,000,000	2,000,000	$1.75	4.96 years
2018 Series B 2,000,000	2,000,000	$1.75	0.54 years

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with consulting entity, who provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began March 2017 and will end February 2020. The Company issued 250,000 shares of common stock as the remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expense were $52,708 and $52,709 for three months ended September 30, 2018 and 2017, respectively.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.  These shares were valued at $364,000. $91,000 was recorded as compensation expense for the three months ended September 30, 2018.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $137,000 was recorded as compensation expense for the three months ended September 30, 2018.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The Company recorded legal expense of $63,500 for the three months ended September 30, 2018.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with a fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $473,000 for the three months ended September 30, 2018.

$817,208 and $62,374 were charged to general and administrative expenses during the three months ended September 30, 2018 and 2017, respectively.

Stock Options:

The issuance of the Company’s options is exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Common Stock underlying the Company’s options granted may be sold in compliance with Rule 144 of the Securities Act. Each option may be exercised to purchase one share of the common stock of the Company, no par value per share (the “Common Stock”). Payment for the options may be made in cash or by exchanging shares of Common Stock at their fair market value. The fair market value will be equal to the average of the highest and lowest registered sales prices of Company Stock on the date of exercise.

The term of the 10,000 options granted in 2013 is 10 years and the exercise price is $2.01. The total fair value of the options was $19,400. All options were vested as of June 30, 2018.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase 150,000 shares of Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. 75,000 of these options were exercised in February 2017. In accordance with the vesting periods, $0 and 9,665 were recorded as general and administrative expenses related to these options for the three months ended September 30, 2018 and 2017, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2018	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of September 30, 2018	85,000	$1.21

Options exercisable, as of September 30, 2018	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at September 30, 2018:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	4.34 years	$2.01	10,000	4.34 years
$1.10	75,000	2.82 years	$1.10	75,000	2.82 years
	85,000			85,000

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2018	2018

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	266,213	142,900
Accumulated deficit	(5,559,616)	(5,521,638)
	(4,935,959)	(5,021,294)
Trans Pacific Logistics Shanghai Ltd.	229,856	208,466
Total	$(4,706,103)	$(4,812,828)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under various operating lease agreements with terms through April 16, 2020. Rental expenses for the three months ended September 30, 2018 and 2017 were $56,358 and $64,862, respectively.

Contractual Obligations:

The Company entered into a contract to upgrade its ERP system. The total contract costs amounting to RMB4,000,000, approximately $580,000, which the Company made a deposit of $437,357 during the year ended June 30, 2018. The remaining balance will be settled upon the completion of services during fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million during the year ended June 30, 2018. The remaining $0.2 million will be paid upon completion of services during fiscal year 2020.

	Leases	Contractual		Total

Twelve months ending September 30,
2019	$200,646	$		$200,646
2020	28,954		200,000	228,954
2021			142,643	142,643
	$229,600		$342,643	$572,243

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2018 and June 30, 2018, the Company has estimated its severance payments of approximately $58,746 and $58,543, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

As of September 30, 2018, the Company re-measured deferred tax assets based on the current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

The Company’s income tax benefit (expense) for the three months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30
	2018	2017

Current
U.S.	$(30,597)	$(60,162)
Hong Kong	-	(4,309)
PRC	(97,437)	(132,058)
	(128,034)	(196,529)
Deferred
U.S.	194,500	(99,900)
Total income tax benefit (expense)	$66,466	$(296,429)

The Company’s deferred tax assets are comprised of the following:

	September 30, 2018	June 30, 2018

Allowance for doubtful accounts	$793,000	$540,000
Net operating loss	416,000	355,000
Total deferred tax assets	1,209,000	895,000
Valuation allowance	(380,000)	(260,500)
Deferred tax assets, net - long-term	$829,000	$634,500

The Company’s operations in the U.S. have incurred a cumulative pre-2017 net operating loss (“NOL”) of approximately $1,531,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2036. During the three months ended September 30, 2018, a total of approximately $230,000 of NOL was generated and the tax benefit derived from such NOL was approximately $48,000.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. Management has provided an allowance against the deferred tax assets balance as of September 30, 2018. The net increase in valuation for September 30, 2018 amounted to $119,500, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of its NOL, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2018	2018

VAT tax payable	$505,444	$531,337
Corporate income tax payable	2,090,155	2,104,232
Others	63,348	65,050
Total	$2,658,947	$2,700,619

Note 13. CONCENTRATIONS

Major Customer

For the three months ended September 30, 2018, three customers accounted for 27.8%, 22.2% and 18.5% of the Company’s revenues, respectively. At September 30, 2018, these three customers accounted for approximately 30.1% of the Company’s accounts receivable.

For the three months ended September 30, 2017, three customers accounted for 47%, 16% and 11% of the Company’s revenues, respectively. As of September 30, 2017, one of these three customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 64% of the Company’s accounts receivable.

Major Suppliers

For the three months ended September 30, 2018, four suppliers accounted for 32.1%, 20.3%, 18.2% and 12.6% of the total costs of revenue, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has three operating segments: (1) inland transportation management services; (2) freight logistics services; and (3) container trucking services.

The following tables present summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	For the Three Months ended September 30, 2018
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$322,000	$-	$-	$322,000
- Third parties	$598,000	$5,487,553	$91,980	$6,177,533
Total Revenues	$920,000	$5,487,553	$91,980	$6,499,533
Cost of revenues	$59,874	$4,965,992	$57,966	$5,083,832
Gross profit	$860,126	$521,561	$34,014	$1,415,701
Depreciation and amortization	$20,488	$476	$4,751	$25,715
Total capital expenditures	$-	$-	$830	$830

	For the Three Months ended September 30, 2017
	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$565,160	$-	$-	$565,160
- Third parties	$853,306	$3,508,704	$452,841	$4,814,851
Total Revenues	$1,418,466	$3,508,704	$452,841	$5,380,011
Cost of revenues	$182,150	$3,140,592	$343,176	$3,665,918
Total
Gross profit	$1,236,316	$368,112	$109,665	$1,714,093
Depreciation and amortization	$7,661	$475	$5,067	$13,203
Total capital expenditures	$-	$5,077	$-	$5,077

Total assets as of:

	September 30,	June 30,
	2018	2018

Inland Transportation Management Services	$14,305,487	$18,338,099
Freight Logistic Services	90,709	161,667
Container Trucking Services	7,747,419	7,228,209
Bulk Cargo Container Services	188,944	429,852
Total Assets	$22,332,559	$26,157,827

Note 15. RELATED PARTY TRANSACTIONS

As of September 30, 2018 and June 30, 2018, the outstanding amounts due from a related party consist of the following:

	September 30,	June 30,
	2018	2018

Tianjin Zhiyuan Investment Group Co., Ltd.	$1,512,589	$2,319,993
Less: allowance for doubtful accounts	(151,259)	(231,999)
Total	$1,361,330	$2,087,994

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $322,000 (5.0% of the Company’s total revenue for the three months ended September 30, 2018). The amount due from Zhiyuan Investment Group as of September 30, 2018 was $1,512,589. The Company expects that the full amount will be collected by March 2019. As of September 30, 2018, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019.

As of September 30, 2018 and June 30, 2018, the outstanding amounts advances to suppliers-related party consist of the following:

	September 30,	June 30,
	2018	2018

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	-	3,414,619
Total	$-	$3,414,619

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan Hong Kong (the “Buyer”) which is owned by the Company’s largest shareholder, jointly with China Minmetals Corporation and China Metallurgical Group Corporation, and which acted as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of a facility owned by Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, in consideration for which the Company received a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, in which the Company agreed to cooperate with the Buyer exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agreed to make prepayments to the Buyer for its share of packaging and transporting costs related to the Project; in return, the Company received 15% of the cost incurred in the Project from the Buyer as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The entire advance was reimbursed in September 2018.

Note 16. SUBSEQUENT EVENTS

On November 1, 2018, the Company signed a five-year strategic cooperation agreement with a Hong Kong listed Company, Sinco Pharmaceuticals Holdings Ltd (“Sinco”) pursuant to which both Companies will contribute their resources and expertise to develop cold chain logistics in China.

On November 7, 2018, the Board approved a Share Purchase Agreement with the Chairman of Sinco, an accredited investor, pursuant to which the Company agreed to sell shares of its common stock for the aggregate gross proceeds of $1 million to the Company. The Share Purchase Agreement was entered into on November 8, 2018. The per share price and number of shares to be issued is equal to 120% of the average closing price of the common stock on NASDAQ Stock Market over the five consecutive trading-day period immediately prior to the closing of the transaction.

On November 7, 2018, the Board approved the issuance of 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant date fair value of approximately $65,000 will be amortized during the remaining service period from November 3, 2018 to May 2, 2019.

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

Overview

First Quarter 2019 Highlights

Sales in the three months ended September 30, 2018 increased by $1,119,522, or 20.8%, from $5,380,011 for the three months ended September 30, 2017, to $6,499,533. The increase was due to the fact that we continued to expand our freight logistics segment through continuing co-operations with our major customers. Revenue from the freight logistics segment increased approximately $2.0 million or 56.4% compared to the same period in fiscal year 2018. The increase in freight logistics segment was partially offset by the decrease in container trucking services of $360,861 due to decreased container shipments from China to the U.S.

2019 Trends

In the past few years, we have sought diversification for our business and have developed freight logistics, container trucking and inland transportation management segments and temporarily suspended our shipping agency business. However, with our decades of experiences in shipping agency business and solid business relationships, we believe it is for the Company’s best interest to redirect our focus to this segment in 2019 based on our assessment of current global trading environments. To our understanding, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only shipping agency company listed on a major stock exchange in the U.S. as most other shipping agencies are much smaller. The market in this industry is fragmented. The setup of Bright Far East International Shipping Agency allows us to use our resources such as our customer base, our IT infrastructure currently under development, and our business insight to build a global network of shipping agencies. In addition, our current business segments like freight logistics and container trucking can also be integrated and provide more comprehensive logistics services for our customers.

Our plan is to develop a shipping agency network in China and South East Asia during the next three years and to expand our shipping agency network worldwide. We plan to build the network through acquisitions or strategic partnerships with other shipping agencies in different ports worldwide. Our shipping agency business will be mostly conducted through our subsidiaries in China, Hong Kong, Australia, and Canada.

On November 1, 2018, the Company signed a five-year strategic cooperation agreement with a Hong Kong listed Company, Sinco Pharmaceuticals Holdings Ltd (“Sinco”) pursuant to which both Companies will contribute their resources and expertise to develop cold chain logistics in China.

Company Structure

The Company, founded in 2001, is a non-asset based global shipping and freight logistics integrated solution provider. We provide tailored solutions and value-added services for our customers to drive effectiveness and control in related steps throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the U.S., the People’s Republic of China (the “PRC”) (including Hong Kong), Australia and Canada. The majority of our business is generated from clients located in the PRC and the U.S.

We operates in three segments including (1) inland transportation management services which are operated by our subsidiaries in the U.S., (2) freight logistics services which are operated by our subsidiaries in the PRC and the U.S., (3) container trucking services which are operated by our subsidiaries in the PRC and our subsidiary in the U.S.

On September 11, 2017 we also set up Ningbo Saimeinuo Supply China Management Ltd. (Sino Ningbo) which mainly engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements for fiscal year 2018.

On September 3, 2018, we entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd (“Ningbo Far-East”) to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Company, to engage in worldwide shipping agency and management business. The Company has a 51% ownership in the joint venture. Ningbo Far-East is one of the top ranking shipping agencies for private enterprises in Ningbo and Zhoushan ports in China.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Revenues

Revenues increased by $1,119,522 or 20.8%, from $5,380,011 for the three months ended September 30, 2017 to $6,499,533 for the same period in 2018. The increase was due to our continuing efforts to diversify our business, resulting in the rise in revenues generated from its freight logistics services segment, which was offset by the decreased revenues from container trucking services and inland transportation management services.

The following tables present summary information by segment for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$322,000	$-	$-	$322,000
- Third parties	$598,000	$5,487,553	$91,980	$6,177,533
Total	$920,000	$5,487,553	$91,980	$6,499,533
Cost of revenues	$59,874	$4,965,992	$57,966	$5,083,832
Gross profit	$860,126	$521,561	$34,014	$1,415,701
Depreciation and amortization	$20,488	$476	$4,751	$25,715
Total capital expenditures	$-	$-	$830	$830

Gross profit margin	93.5%	9.5%	37.0%	21.8%

	For the Three Months Ended September 30, 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$565,160	$-	$-	$565,160
- Third parties	$853,306	$3,508,704	$452,841	$4,814,851
Total revenues	$1,418,466	$3,508,704	$452,841	$5,380,011
Cost of revenues	$182,150	$3,140,592	$343,176	$3,665,918
Gross profit	$1,236,316	$368,112	$109,665	$1,714,093
Depreciation and amortization	$7,661	$475	$5,067	$13,203
Total capital expenditures	$-	$5,077	$-	$5,077

Gross profit margin	87.2%	10.5%	24.2%	31.9%

	% Changes For the Three Months ended September 30, 2018 to 2017
	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	(43.0)%	-	-	(43.0)%
- Third parties	(29.9)%	56.4%	(79.7)%	28.3%
Total revenues	(35.1)%	56.4%	(79.7)%	20.8%
Cost of revenues	(67.1)%	58.1%	(83.1)%	38.7%
Gross profit	(30.4)%	41.7%	(69.0)%	(17.4)%
Depreciation and amortization	167.4%	0.2%	(6.2)%	94.8%
Total capital expenditures	-	(100.0)%	100.0%	(83.7)%

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

For the three months ended September 30, 2018 and 2017, inland transportation management services generated related party revenue of $322,000 and $565,160, respectively, representing a 43.0% decrease. The decrease was mainly from a decrease in quantity transported of 57,621 tons for the three months ended September 30, 2018 compared to 100,056 tons for same period in 2017 coupled with the effects of appreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.80 for the three months ended September 30, 2018 as compared to 6.67 for the same period in 2017.

Revenue generated from Tengda for the three months ended September 30, 2018 and 2017 amounted to $598,000 and $853,306, respectively. The overall decrease in revenue of $255,306 or 29.9% was mainly due to the decrease in quantity transported. Transported quantities were 127,075 tons for the three months ended September 30, 2018 compared to 177,183 tons for the same period in 2017. The 28.3% decrease in quantity was combined with the effect of currency fluctuations resulted in the decrease in revenue.

For the three months ended September 30, 2018 and 2017, gross profit of inland transportation management services amounted to $860,126 and $1,236,316, respectively, representing a 30.4% decrease. Overall gross margins for this segment increased to 93.5% for the quarter ended September 30, 2018 from 87.2% for the same period in 2017. The increase of gross margins in the current period was due to the increase in revenue of the customer with higher margin revenue.

(2) Revenues from Freight Logistic Services

Freight logistics services mainly include cargo forwarding, brokerage and other freight services. During the three months ended September 30, 2018, revenues increased $1,978,849 or 56.4%.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. Two of our major customers during the three months ended September 30, 2018 collectively attributed approximately $3.2 million or 59.2% of the revenues generated. However, our gross profit margin decreased by 1.0% from 10.5% for the three months ended September 30, 2017 to 9.5% for the same period in 2018 due to higher percentage increase in costs. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Usually, an engagement where the Company provides a broader set of services generates a higher gross margin, and an engagement of a more limited scope has a lower gross margin. Our proportion of limited scope engagements increased significantly, such as revenue from the two major customers, and contributed a much higher portion of revenue in this sector than full-service business compared to the prior period.

(3) Revenues from Container Trucking Services

For the three months ended September 30, 2018 and 2017, revenues generated from container trucking services were $91,980 and 452,841, respectively. Overall revenues from this segment decreased by $360,861 or 79.7%. The decrease was partially due to the disposition of our former joint venture company named ACH Trucking Center Corp. (“ACH Center”), which had $84,250 in revenues for the three months ended September 30, 2017. The decrease in revenues from this segment was primarily due to the pending trade negotiation with China which decreased container shipments from China to the U.S. The related gross profit decreased by $75,651 from $109,665 for the three months ended September 30, 2017 to $34,014 for the same period in 2018. However, gross profit margin increased by 12.8% because we had a higher percentage of a decrease in costs.

Operating Costs and Expenses

Operating costs and expenses increased by $3,402,501 or 76.4%, from $4,451,741 for the three months ended September 30, 2017 to $7,854,242 for the three months ended September 30, 2018. This increase was due to the increase in general and administrative expenses, selling expenses and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	6,499,533	100.0%	5,380,011	100.0%	1,119,522	20.8%
Cost of revenues	5,083,832	78.2%	3,665,918	68.1%	1,417,914	38.7%
Gross margin	21.8%		31.9%		(10.1)%

General and administrative expenses	2,662,041	41.0%	763,357	14.2%	1,898,684	248.7%
Selling expenses	108,369	1.7%	22,466	0.4%	85,903	382.4%
Total Costs and Expenses	7,854,242	120.9%	4,451,741	82.7%	3,402,501	76.4%

Cost of Revenues

Cost of revenues was $5,083,832 for the three months ended September 30, 2018, an increase of $1,417,914, or 38.7%, as compared to $3,665,918 for the same period in 2017. The overall cost of revenues as a percentage of our revenues increased from 68.1% for the three months ended September 30, 2017, to 78.2% for the three months ended September 30, 2018. The increase of costs was mainly from the freight logistics services segment due to an increase in freight cost of carriers as well as a result of rising fuel costs. Cost of revenues for freight logistics and container trucking services are mainly freight costs to various freight carriers.

Cost of revenues for inland transportation segment consisted mainly of the cost of labor and other overhead costs. The decrease in overall gross profit margin of 10.1% is mainly due to different scope of services we provided to customers.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the three months ended September 30, 2018, we had $2,662,041 of general and administrative expenses, as compared to $763,357 for the three months ended September 30, 2017, an increase of $1,898,684, or 248.7%. Stock-based compensation to business consultants amounted to $253,208 while stock-based compensation to management and employees amounted to $564,000, representing a total of 1,210.2% increase from the three months ended September 30, 2017. The Company’s provision for doubtful accounts was $871,081 for the three months ended September 30, 2018 compared with a recovery of doubtful accounts of $24,536 for the same period in 2017. The increase was due to slower collections from customers in the inland transportation segment. As we continue our business relationship with several large customers as we are monitoring the collection closely with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue increased from 14.2% for the three months ended September 30, 2017 to 41.0% for the same period in 2018, which is mainly attributable to the higher percentage increase in amortization of stock based compensation compared to revenues.

Selling Expenses

Our selling expenses consist primarily of business promotion and salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended September 30, 2018, we had $108,369 of selling expenses as compared to $22,466 for the three months ended September 30, 2017, an increase of $85,903, or 382.4%. We increased our business development efforts to explore new business opportunities while maintaining our current customer relationships. As a percentage of revenue, our selling expenses was 1.7% for the three months ended September 30, 2018 compared to 0.4% for the corresponding period in 2017.

Operating Income (Loss)

We had an operating loss of $1,354,709 for the three months ended September 30, 2018, compared to an operating income of $928,270 for the comparable period in 2017. The decrease was mainly due to the increased costs included in revenue and selling, general and administrative expenses discussed above.

Financial Income, Net

Our net financial income was $712 for the three months ended September 30, 2018, compared to $84,796 for the same period in 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC, and our financial income for this reporting period primarily reflects the foreign currency transaction income or loss expressed in U.S. dollars.

Taxation

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax, and a 21% for subsequent fiscal years.

As of September 30, 2018, we re-measured deferred tax assets based on current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 net operating loss (“NOL”) of approximately $1,531,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2036. During the three months ended September 30, 2018, a total of approximately $0.2 million of NOL was generated and the tax benefit derived from such NOL was approximately $48,000. We recorded an income tax benefit of $66,466 for the three months ended September 30, 2018 compared to income tax expense of $296,429 for the same period in 2017. For the three months ended September 30, 2018, current income tax decreased by $68,495 or 34.9% compare to the same period in 2017, the decrease is mainly caused by the decrease in net income from operations in China and the U.S. We had approximately $0.2 million of operating loss in the US which includes non-deductible stock compensation expenses of $0.6 million and $0.9 million increase in allowance for doubtful accounts.

During the three months ended September 30, 2018, we recognized a total deferred income tax benefit of $194,500, which was mainly due to the increase in allowance for bad debts and the increase in net operating loss (“NOL”).

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of September 30, 2018. The net decrease in valuation for September 30, 2018 amounted to $119,500, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

Net Income

As a result of the foregoing, we had a net loss of $1,287,531 for the three month ended September 30, 2018, compared to net income of $716,637 for the three months ended September 30, 2017. After the deduction of non-controlling interest, net loss attributable to Sino-Global was $1,316,762 for the three month ended September 30, 2018, compared to net income attributable to Sino-Global of $617,189 for the three months ended September 30, 2017. Comprehensive income from foreign currency translation, comprehensive loss attributable to the Company was $1,856,418 for the three months ended September 30, 2018, compared to a comprehensive income attributable to the Company of $723,67 for the three months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2018, we had $987,031 in cash. We held approximately 75.1% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 24.9% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(5,838,443)	$(820,489)
Net cash used in investing activities	$(830)	$(5,077)
Net decrease in cash	$(6,111,228)	$(806,356)
Cash at the beginning of period	$7,098,259	$8,733,742
Cash at the end of period	$987,031	$7,927,386

The following table sets forth a summary of our working capital:

	September 30, 2018	June 30, 2018	Diff.	%

Total Current Assets	$15,542,498	$22,392,281	$(6,849,783)	(30.6)%
Total Current Liabilities	$3,729,770	$6,622,553	$(2,892,783)	(43.7)%
Working Capital	$11,812,728	$15,769,728	$(3,957,000)	(25.1)%
Current Ratio	4.17	3.38	0.79	23.2%

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

Operating Activities

Our net cash used in operating activities was $5.84 million for the three months ended September 30, 2018 compared to net cash used in operating activities of $0.82 million for the same period in 2017. The increase in operating cash outflow is primarily attributable to our net loss of $1.29 million, in which $0.81 million was non-cash stock compensation expense. We had an increase of $3.71 million in accounts receivable offset by $0.87 million of provision for doubtful accounts, an increase in advances to third party suppliers as we paid out $0.79 million in prepaid freight fees, a decrease in advances to related party supplier as we collected a reimbursement of $3.3 million from Zhiyuan Hong Kong, an increase of $2.51 million in deposits offset by a decrease of $0.81 million in due from related parties, and an increase of $2.80 million in accounts payable.

Our net cash used in operating activities was $0.82 million for three months ended September 30, 2017, including net income of $0.7 million from increased revenue generated from freight logistics services and the container trucking platform and decreased general and administrative expenses and sales expenses. In the current period, accounts receivable increased by $1.71 million and the amount due from related parties increased $0.57 million because of increased revenue for the period. On the other hand, accounts payable increased by $0.66 million mainly due to cost of revenue increased as sulphur business started. Cash outflows of operating activities for the three months ended September 30, 2017 reflect the above mentioned major factors.

Investing Activities

Net cash used in investing activities was $830 for the three months ended September 30, 2018 while $5,077 was used in the same period of 2017 for purchase of office equipment.

Financing Activities

We did not have any financing activities for both the three months ended September 30, 2018 and 2017.

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

There have been no other material changes during the three month ended September 30, 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2018. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

As of September 30, 2018, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 14, 2018	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)