Form 10-Q
period 2018-12-31
Sino-Global Shipping America, Ltd.
filed 2019-02-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 9, 2019, the Company has 15,245,703 issued and outstanding shares of common stock.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look”, “may”, “will”, “should”, “might”, “believe”, “plan”, “expect”, “anticipate”, “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2018	2018

Assets
Current assets
Cash	$2,454,226	$7,098,259
Accounts receivable, less allowance for doubtful accounts of $3,080,328 and $1,682,228 as of December 31, 2018 and June 30, 2018, respectively	12,148,934	8,428,853
Other receivables, less allowance for doubtful accounts of $145,186 and $145,176 as of December 31, 2018 and June 30, 2018, respectively	35,040	69,239
Advances to suppliers-third parties	934,824	704,878
Advances to suppliers-related party	-	3,414,619
Prepaid expense and other current assets	354,969	588,439
Due from related party	1,105,775	2,087,994
Total Current Assets	17,033,768	22,392,281

Property and equipment, net	900,455	956,429
Intangible assets, net	121,389	153,056
Prepaid expenses	1,267,005	1,878,258
Other long-term assets - deposits	3,048,586	143,303
Deferred tax assets, net	755,000	634,500
Total Assets	$23,126,203	$26,157,827

Liabilities and Equity

Current Liabilities
Advances from customers	$126,395	$415,385
Accounts payable	770,077	3,225,661
Taxes payable	3,015,104	2,700,619
Accrued expenses and other current liabilities	594,082	280,888
Total current liabilities	4,505,658	6,622,553

Total liabilities	4,505,658	6,622,553

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 15,421,200 and 13,271,032 shares issued as of December 31, 2018 and June 30, 2018, respectively; 15,245,703 and 13,095,535 outstanding as of December 31, 2018 and June 30, 2018, respectively	25,791,830	23,717,330
Additional paid-in capital	2,045,657	1,755,573
Treasury stock, at cost, 175,497 shares as of December 31, 2018 and June 30, 2018	(417,538)	(417,538)
Accumulated deficit	(3,225,590)	(434,856)
Accumulated other comprehensive loss	(894,641)	(272,407)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	23,299,718	24,348,102

Non-controlling Interest	(4,679,173)	(4,812,828)

Total Equity	18,620,545	19,535,274

Total Liabilities and Equity	$23,126,203	$26,157,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net revenues - third parties	$10,440,287	$4,665,235	$16,617,820	$9,480,086
Net revenues - related party	75,000	555,246	397,000	1,120,406
Total revenues	10,515,287	5,220,481	17,014,820	10,600,492
Cost of revenues	(8,556,597)	(3,375,878)	(13,640,429)	(7,041,796)
Gross profit	1,958,690	1,844,603	3,374,391	3,558,696

Selling expenses	(258,229)	(335,261)	(366,598)	(357,727)
General and administrative expenses	(1,831,746)	(1,546,305)	(3,676,579)	(2,247,289)
Stock-based compensation	(1,047,376)	(280,709)	(1,864,584)	(343,082)
Total operating expenses	(3,137,351)	(2,162,275)	(5,907,761)	(2,948,098)

Operating income (loss)	(1,178,661)	(317,672)	(2,533,370)	610,598

Financial income, net	782	137,799	1,494	222,595

Net income (loss) before provision for income taxes	(1,177,879)	(179,873)	(2,531,876)	833,193

Income tax benefit (expense)	(244,979)	571,121	(178,513)	274,692

Net income (loss)	(1,422,858)	391,248	(2,710,389)	1,107,885

Net income attributable to non-controlling interest	51,114	93,545	80,345	192,993

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(1,473,972)	$297,703	$(2,790,734)	$914,892

Comprehensive income (loss)
Net income (loss)	$(1,422,858)	$391,248	$(2,710,389)	$1,107,885
Other comprehensive income (loss) - foreign currency	(106,762)	97,600	(568,924)	145,317
Comprehensive income (loss)	(1,529,620)	488,848	(3,279,313)	1,253,202
Less: Comprehensive income attributable to non-controlling interest	26,930	20,618	133,655	61,365
Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(1,556,550)	$468,230	$(3,412,968)	$1,191,837

Earnings (loss) per share
Basic	$(0.11)	$0.03	$(0.21)	$0.09
Diluted	$(0.11)	$0.03	$(0.21)	$0.09

Weighted average number of common shares used in computation
Basic	13,769,918	10,367,492	13,457,726	10,236,513
Diluted	13,769,918	10,415,503	13,457,726	10,286,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2018	2017

Operating Activities
Net income (loss)	$(2,710,389)	$1,107,885
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,864,584	343,082
Depreciation and amortization	51,280	31,742
Provision for doubtful accounts	1,287,787	837,431
Deferred tax benefit	(120,500)	(1,073,700)
Changes in assets and liabilities
Accounts receivable	(5,044,123)	(2,210,485)
Other receivables	79,773	(234,751)
Advances to suppliers-third parties	(220,166)	50,465
Advances to suppliers-related party	3,294,701	-
Prepaid expenses and other current assets	408,642	80,952
Other long-term assets - deposits	(2,489,067)	-
Due from related parties	1,091,355	(921,532)
Advances from customers	(295,619)	(23,001)
Accounts payable	(2,508,225)	288,283
Taxes payable	305,603	731,456
Due to related parties	-	(206,323)
Accrued expenses and other current liabilities	286,613	(61,218)
Net cash used in operating activities	(4,717,751)	(1,259,714)

Investing Activities
Acquisition of property and equipment	(9,357)	(50,278)
Acquisition of intangible assets	-	(190,000)
Prepayment for acquisition of intangible assets	-	(10,000)
Net cash used in investing activities	(9,357)	(250,278)

Financing Activities
Proceeds from issuance of common stock	500,000	-
Net cash provided financing activities	500,000	-

Effect of exchange rate fluctuations on cash	(416,925)	(3,902)

Net decrease in cash	(4,644,033)	(1,513,894)

Cash at beginning of period	7,098,259	8,733,742

Cash at end of period	$2,454,226	$7,219,848

Supplemental information
Income taxes paid	$16,536	$60,162

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

The Company operates in four operating segments including (1) shipping agency services, which are operated by its subsidiary in Hong Kong; (2) inland transportation management services, which are operated by its subsidiaries in the U.S.; (3) freight logistics services, which are operated by its subsidiaries in the PRC and the U.S.; (4) container trucking services, which are operated by its subsidiaries in the PRC and the U.S.

The Company developed a mobile application which provides a full-service logistics platform for shipping operations between the U.S. and the PRC for short-haul trucking in the U.S. and signed two significant agreements with COSCO Beijing International Freight Co., Ltd. (“COSFRE Beijing”) and Sino-Trans Guangxi Logistics Co. Ltd., respectively, in December 2016. Pursuant to the agreement with COSFRE Beijing, the Company receives a percentage of the transportation fees for the arrangement of inland transportation services for COSFRE Beijing’s container shipments into U.S. ports. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform. The Board subsequently authorized the Company to upgrade its enterprise resource planning system (“ERP”) in order to manage its operations in real time throughout its multiple locations and to integrate with web applications.

On September 11, 2017, the Company set up a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via its wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting the fourth quarter of fiscal year 2018. There was no operation for the three and six months ended December 31, 2018.

Starting with fiscal year 2019, current trade dynamics make it more expensive for the shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, the Company saw a lower shipping volumes and less utilization of our online platform, which has caused the Company to shift its focus to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency and management operations. The Company has 51% ownership stake in the joint venture. There was no operation for the three and six months ended December 31, 2018.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	December 31,	June 30,
	2018	2018

Total current assets	$15,833	$3,434,850
Total assets	120,028	3,992,131
Total current liabilities	31,430	21,979
Total liabilities	31,430	21,979

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The exchange rates as of December 31, 2018 and June 30, 2018 and for the three and six months ended December 31, 2018 and 2017 are as follows:

			Three months ended December 31,		Six months ended December 31,
Foreign currency	December 31, 2018 Balance Sheet	June 30, 2018 Balance Sheet	2018 Profits/Loss	2017 Profits/Loss	2018 Profits/Loss	2017 Profits/Loss
RMB:1USD	6.8783	6.6186	6.9162	6.6153	6.8595	6.6428
AUD:1USD	1.4193	1.3505	1.3945	1.3007	1.3812	1.2838
HKD:1USD	7.8304	7.8442	7.8294	7.8076	7.8373	7.8112
CAD:1USD	1.3644	1.3141	1.3215	1.2702	1.3142	1.2620

(f) Cash

Cash consists of cash on hand and deposits placed with banks which are unrestricted as to withdrawal and use or have a term deposit of three months or less. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of December 31, 2018 and June 30, 2018, cash balances of $2,266,282 and $6,205,960, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of December 31, 2018 and June 30, 2018, cash balance of $102,303 and $848,657, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of December 31, 2018 and June 30, 2018, cash balance of $75,865 and $9,601, respectively, were maintained at financial institutions in Hong Kong and approximately $64,000 were insured by the Hong Kong Deposit Protection Board.

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

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of December 31, 2018.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2018 and June 30 2018, respectively.

Income tax returns for the years prior to 2015 are no longer subject to examination by U.S. tax authorities.

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Act”). Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (“NOL”) carryforwards and recorded a one-time transition tax expense.

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

For the three and six months ended December 31, 2018 there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss. For the three and six months ended December 31, 2017, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. For the three and six months ended December 31, 2017, a total of 48,011 and 50,170 unexercised options were dilutive, respectively, and were included in the computation of diluted earnings per share.

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

(p) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”) which revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company plans to adopt these new guidance in the first quarter of fiscal year 2019 and is still evaluating the effect that this guidance will have on the Company’s unaudited condensed consolidated financial statements and related disclosures.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. On July 1, 2018, the Company adopted ASU No. 2016-15 and does not believe the adoption of ASU No. 2016-15 will have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	December 31,	June 30,
	2018	2018

Trade accounts receivable	$15,229,262	$10,111,081
Less: allowances for doubtful accounts	(3,080,328)	(1,682,228)
Accounts receivables, net	$12,148,934	$8,428,853

Movement of allowance for doubtful accounts is as follows:

	December 31, 2018	June 30, 2018

Beginning balance	$1,682,228	$185,821
Provision for doubtful accounts	1,401,540	1,519,122
Less: write-off/recovery	-	(24,101)
Exchange rate effect	(3,440)	1,386
Ending balance	$3,080,328	$1,682,228

For the three months ended December 31, 2018, provision for doubtful accounts was $445,119. For the same period in 2017, provision for doubtful accounts was $598,301. For the six months ended December 31, 2018, provision for doubtful accounts was $1,396,951. For the same period in 2017, provision for doubtful accounts was $573,765.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2018	2018

Freight fees (1)	$934,824	$564,365
Other	-	140,513
Total advances to suppliers-third parties	$934,824	$704,878

(1)	The prepaid freight fee is the Company’s advances made for various shipping costs for shipments from January to March 2019.

The Company’s advances to suppliers – related party are as follows:

	December 31,	June 30,
	2018	2018

Freight fees	$-	$3,414,619
Total advances to suppliers-related party	$-	$3,414,619

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

Note 5. PREPAID EXPENSES and other assets

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2018	2018

Advance to employees	$168,737	$355,294
Prepaid income taxes	-	800
Other (including prepaid insurance, rent, listing fees)	186,232	232,345
Deposit for leasehold improvement on IT infrastructure facility (1)	421,608	438,151
Deposit for ERP (2)	218,678	437,357
Deposit for IT infrastructure (3)	626,719	1,002,750
Total	1,621,974	2,466,697
Less: current portion	(354,969)	(588,439)
Total noncurrent portion	$1,267,005	$1,878,258

(1)	The Company paid a $421,608 deposit for leasehold improvements on its IT infrastructure facility including upgrading the server room of its Shanghai office. The total project cost is approximately $580,000 and is expected to be completed in October 2019.

(2)

On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP based on the Company’s current operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $580,000. For the three months ended December 31, 2018, the Company expensed $218,679 of software development cost incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company plans to integrate the shipping agencies business with the current ERP platform.

(3)	On June 22, 2018, the Company entered into contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP and data management for two years. For the three months ended December 31, 2018, the Company incurred $175,481 in hardware leasing costs, $100,275 IT in consulting costs, $50,137 in system set up costs, and $50,137 for continuing integration of the ERP and data management costs.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2018	2018

Rental and utilities deposits	$59,763	$59,777
Freight logistic deposits (1)	2,988,823	83,526
Total other long-term assets - deposits	$3,048,586	$143,303

(1)	Certain customers require the Company to pay deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.91 million (RMB 20 million) was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2018	2018

Land and buildings	$195,963	$203,371
Motor vehicles	574,603	598,094
Computer equipment	162,690	165,561
Office equipment	74,033	76,065
Furniture and fixtures	162,158	165,047
System software	116,136	120,485
Leasehold improvements (1)	805,599	828,365

Total	2,090,912	2,156,988

Less: Accumulated depreciation and amortization	(1,190,457)	(1,200,559)

Property and equipment, net	$900,455	$956,429

(1)	The Company completed its leasehold improvement for its new Ningbo office in June, 2018. The Company subsequently entered into a renegotiation of the lease term with the lessor and the leasehold improvement is subject to inspection and approval by the lessor. The office is not currently in use and thus no amortization expense for the leasehold improvement was recorded for the period ended December 31, 2018.

Depreciation and amortization expense for the three months ended December 31, 2018 and 2017 were $9,731 and $13,261, respectively. Depreciation and amortization expense for the six months ended December 31, 2018 and 2017 were $19,613 and $26,464, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	December 31,	June 30,
	2018	2018

Full service logistics platforms	$190,000	$190,000

Less: Accumulated amortization	(68,611)	(36,944)

Intangible asset, net	$121,389	$153,056

As part of the above-mentioned intelligent logistics platform (see Note 5), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expense amounted to $15,834 and $5,278 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense amounted to $31,667 and $5,278 for the six months ended December 31, 2018 and 2017, respectively.

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

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2018:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2018	4,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of December 31, 2018	4,000,000	$1.75

Warrants exercisable, as of December 31, 2018	4,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A 2,000,000	2,000,000	$1.75	4.70 years
2018 Series B 2,000,000	2,000,000	$1.75	0.28 years

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Mr. Xiangbin Huang, an accredited investor based in the People’s Republic of China (the “Investor”) on November 8, 2018, pursuant to which the Company agreed to sell to the Investor and the Investor agreed to purchase from the Company, through a private placement, such number of shares of the common stock, no par value per share, of the Company (“Common Stock”), that shall be issuable at a purchase price per share equal to 120% of the average closing price of the Common Stock on NASDAQ Stock Market over the five consecutive trading day period immediately prior to the closing of the transaction for aggregate gross proceeds to the Company of $1,000,000. On December 10, 2018, the Company and the Investor entered into an Amended Agreement (the “Amendment Agreement”, together with the Purchase Agreement, the “Agreements”) pursuant to which the parties reduced the aggregate gross proceeds to the Company to $500,000 (the “Reduced Purchase Price”) in the transaction. The private placement closed (the “Closing”) on December 10, 2018. As a result, the Investor owns a total of 420,168 shares of the Common Stock (the “Shares”), on a $1.19 per share purchase price, or approximately 3.1% of the Company’s issued and outstanding shares of Common Stock on a pre-transaction basis. The Agreements set forth a one-year restrictive period. An appropriate legend has been affixed to the certificate for the Shares.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, who provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as the remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expense were $52,708 and $52,709 for three months ended December 31, 2018 and 2017, respectively. Consulting expense was $105,417 for both six months ended December 31, 2018 and 2017.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.  These shares were valued at $364,000. $0 and $91,000 were recorded as compensation expense for the three and six months ended December 31, 2018, respectively. $91,000 was recorded as compensation expense for both of the three and six months ended December 31, 2017.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $0 and $137,000 were recorded as compensation expense for the three and six months ended December 31, 2018, respectively. $137,000 was recorded as compensation expense for both of the three and six months ended December 31, 2017.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded legal expense of $63,500 and $127,000 for the three and six months ended December 31, 2018, respectively.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with a fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $0 and $473,000 for the three and six months ended December 31, 2018, respectively.

On December 11, 2018, the Company issued 200,000 shares of common stock valued at $0.89 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $178,000 for both of the three and six months ended December 31, 2018.

On November 7, 2018, the Board of the Company approved the issuance of 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant’s fair value of approximately $65,000 will be amortized during the remaining service period from November 3, 2018 to May 2, 2019. The Company recorded compensation expense of $21,667 for the three and six months ended December 31, 2018.

On December 31, 2018, the Board of the Company and the Compensation Committee of the Board (the “Committee”) approved (i) an increase in the annual salaries of Lei Cao, Chief Executive Officer, Tuo Pan, acting Chief Financial Officer, and Zhikang Huang, Chief Operating Officer (the “C-Level Executives”), effective January 1, 2019, and (ii) a one-time award of a total of 950,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to the C-Level Executives, Chief Technology Officer, Yafei Li and the following members of the Board, effective December 31, 2018, for their valuable contributions to the Company in fiscal 2018: Jing Wang, Tieliang Liu and Bradley A. Haneberg. The Committee recommended and the Board determined to make the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 400,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 140,000 shares, (iii) Chief Operating Officer, Zhikang Huang, is entitled to a one-time stock award grant of 180,000 shares, (iv) Chief Technology Officer, Yafei Li is entitled to a one-time stock award grant of 80,000 shares, (v) Board member Jing Wang is entitled to a one-time stock award grant of 50,000 shares, (vi) Board member Tieliang Liu is entitled to a one-time stock award grant of 50,000 shares and (vii) Board member Bradley A. Haneberg is entitled to a one-time stock award grant of 50,000 shares. The Company recorded compensation expense of $731,500 for the three and six months ended December 31, 2018.

During the three and six months ended December 31, 2018, $1,047,376 and $1,864,584 were charged to general and administrative expenses, respectively. During the three and six months ended December 31, 2017, $280,709 and $333,417 were charged to general and administrative expenses, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options:

The issuance of the Company’s options is exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”). The common stock underlying the Company’s options granted may be sold in compliance with Rule 144 of the Securities Act. Each option may be exercised to purchase one share of the common stock. Payment for the options may be made in cash or by exchanging shares of common stock at their fair market value. The fair market value will be equal to the average of the highest and lowest registered sales prices of Company common stock on the date of exercise.

The term of the 10,000 options granted in 2013 is 10 years and the exercise price is $2.01. The total fair value of the options was $19,400. All options were vested as of June 30, 2018.

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase 150,000 shares of Common Stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. 75,000 of these options were exercised in February 2017. In accordance with the vesting periods, $0 was expensed related to these options for the three and six months ended December 31, 2018. $0 and $9,665 were expensed related to these options for the three and six months ended December 31, 2017, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2018	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of December 31, 2018	85,000	$1.21

Options exercisable, as of December 31, 2018	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at December 31, 2018:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	4.08 years	$2.01	10,000	4.08 years
$1.10	75,000	2.57 years	$1.10	75,000	2.57 years
	85,000			85,000

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2018	2018

Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	271,024	142,902
Accumulated deficit	(5,588,362)	(5,521,640)
	(4,959,894)	(5,021,294)
Trans Pacific Logistics Shanghai Ltd.	280,721	208,466
Total	$(4,679,173)	$(4,812,828)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under various operating lease agreements with terms through April 16, 2020. Rental expenses for the three and six months ended December 31, 2018 were $56,675 and $113,033, respectively. Rental expense for the three and six months ended December 31, 2017 were $54,445 and $119,307, respectively.

Contractual Obligations:

The Company entered into a contract to upgrade its ERP. The total contract costs amounted to RMB 4,000,000, or approximately $580,000, and on which the Company made a deposit of $437,357 during the year ended June 30, 2018. The remaining balance will be settled upon the completion of services during fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million during the year ended June 30, 2018. The remaining $0.2 million will be paid upon completion of services during fiscal year 2020.

	Leases	Contractual	Total

Twelve months ending December 31,
2019	$159,075	$-	$159,075
2020	13,463	200,000	213,463
2021	-	142,643	142,643
	$172,538	$342,643	$515,181

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2018 and June 30, 2018, the Company has estimated its severance payments of approximately $56,700 and $58,543, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sino-Global has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (i) the remaining salary through the date of December 31, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named as a defendant in a breach of service contract lawsuit in the amount of $225,000 filed with the California Superior Court on January 19, 2018. The Company filed a motion with the court to force the plaintiff to arbitration rather than to litigate the dispute in court based on the arbitration provision in the contract. The California Superior Court approved to stay the case pending the resolution of the arbitration and has scheduled a status conference for March 19, 2019 to get another update about the status of the arbitration. In Indianapolis, this matter is currently set for a hearing before the arbitrator on May 14, 2019. Management believes it is premature to assess the outcome of the pending arbitration, but believes it will not likely have a material effect on the Company’s consolidated operations or financial position.

Note 12. INCOME TAXES

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Act”). Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since the Company has a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% rate for subsequent fiscal years.

As of December 31, 2018, the Company re-measured deferred tax assets based on the current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

The Company’s income tax benefit (expense) for the three and six months ended December 31, 2018 and 2017 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2018	2017	2018	2017

Current
U.S.	$282	$-	$(30,315)	$(60,162)
Hong Kong	(881)	(5,113)	(881)	(9,422)
PRC	(170,380)	(118,867)	(267,817)	(250,925)
One-time transition tax on accumulated foreign earnings	-	(478,499)	-	(478,499)
	(170,979)	(602,479)	(299,013)	(799,008)
Deferred
U.S.	(74,000)	1,173,600	120,500	1,073,700
Total income tax benefit (expense)	$(244,979)	$571,121	$(178,513)	$274,692

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s deferred tax assets are comprised of the following:

	December 31, 2018	June 30, 2018

Allowance for doubtful accounts	$891,000	$540,000
Net operating loss	552,000	355,000
Total deferred tax assets	1,443,000	895,000
Valuation allowance	(688,000)	(260,500)
Deferred tax assets, net - long-term	$755,000	$634,500

The Company’s operations in the U.S. have incurred a cumulative pre-2017 NOL of approximately $1,421,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2036. During the three and six months ended December 31, 2018, a total of approximately $495,000 and $725,000 of NOL were generated, respectively. Tax benefit derived from such NOL were approximately $104,000 and $152,000 during the three and six months ended December 31, 2018, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. Management has provided an allowance against the deferred tax assets balance as of December 31, 2018. The net increase in valuation for the three and six months ended December 31, 2018 amounted to approximately $308,000 and $427,500, respectively, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of its NOL, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of the Company’s deferred taxes are realizable.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2018	2018

VAT tax payable	$723,563	$531,337
Corporate income tax payable	2,227,580	2,104,232
Others	63,961	65,050
Total	$3,015,104	$2,700,619

Note 13. CONCENTRATIONS

Major Customer

For the three months ended December 31, 2018, one customer accounted for 62.9% of the Company’s revenues. At December 31, 2018, this customers accounted for approximately 10.4% of the Company’s accounts receivable.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six months ended December 31, 2018, three customers accounted for 38.9%, 15.6% and 10.6% of the Company’s revenues, respectively. At December 31, 2018, these three customers accounted for approximately 25.3% of the Company’s accounts receivable.

For the six months ended December 31, 2017, three customers accounted for 54%, 16% and 11% of the Company’s revenues, respectively. As of December 31, 2017, one of these three customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 74% of the Company’s accounts receivable.

Major Suppliers

For the three months ended December 31, 2018, two suppliers accounted for 41.2% and 19.9% of the total costs of revenue, respectively.

For the three months ended December 31, 2017, two suppliers accounted for 82% and 15% of the total costs of revenue, respectively.

For the six months ended December 31, 2018, four suppliers accounted for 25.8%, 16.9%, 12.5% and 10.4% of the total costs of revenue, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has four operating segments: (1) shipping agency services; (2) inland transportation management services; (3) freight logistic services; and (4) container trucking services. The Company combined freight logistic services and bulk cargo container services into one segment starting from first quarter of 2019 as both segments have similar nature of services (cargo freight) and was provided to the same customer base. Due to the current economic trade dynamic, the Company has not generated any revenue from bulk cargo container services for the three and six months ended December 31, 2018 and expects revenue from bulk container trucking to generate less than 5% of its revenue for fiscal year 2019. Revenue from bulk cargo container services accounted for 1.9% and 5.7% of total revenue for the three and six months ended December 31, 2017, respectively.

The following tables present summary information by segment for the three and six months ended December 31, 2018 and 2017, respectively:

		For the three months ended December 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$75,000	$-	$-	$75,000
- Third parties	$889,070	$345,000	$8,978,923	$227,294	$10,440,287
Total revenues	$889,070	$420,000	$8,978,923	$227,294	$10,515,287
Cost of revenues	$809,040	$20,000	$7,497,666	$229,891	$8,556,597
Gross profit	$80,030	$400,000	$1,481,256	$(2,596)	$1,958,690
Depreciation and amortization	$-	$20,339	$475	$4,751	$25,565
Total capital expenditures	$-	$-	$-	$8,534	$8,534
Gross margin%	9.0%	95.2%	16.5%	(1.1%)	18.6%

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended December 31, 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$555,246	$-	$-	$555,246
- Third parties	$-	$838,595	$3,699,775	$126,865	$4,665,235
Total revenues	$-	$1,393,841	$3,699,775	$126,865	$5,220,481
Cost of revenues	$-	$174,025	$3,152,005	$49,848	$3,375,878
Gross profit	$-	$1,219,816	$547,770	$77,017	$1,844,603
Depreciation and amortization	$-	$12,736	$476	$5,327	$18,539
Total capital expenditures	$-	$-	$2,721	$42,480	$45,201
Gross margin%	-	87.5%	14.8%	60.7%	35.3%

	For the six months ended December 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$397,000	$-	$-	$397,000
- Third parties	$889,070	$943,000	$14,466,476	$319,274	$16,617,820
Total revenues	$889,070	$1,340,000	$14,466,476	$319,274	$17,014,820
Cost of revenues	$809,040	$79,874	$12,463,658	$287,857	$13,640,429
Gross profit	$80,030	$1,260,126	$2,002,818	$31,417	$3,374,391
Depreciation and amortization	$-	$40,826	$951	$9,503	$51,280
Total capital expenditures	$-	$-	$-	$9,357	$9,357
Gross margin%	9.0%	94.0%	13.8%	9.8%	19.8%

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the six months ended December 31, 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$1,120,406	$-	$-	$1,120,406
- Third parties	$-	$1,691,901	$7,208,479	$579,706	$9,480,086
Total revenues	$-	$2,812,307	$7,208,479	$579,706	$10,600,492
Cost of revenues	$-	$356,175	$6,292,597	$393,024	$7,041,796
Gross profit	$-	$2,456,132	$915,882	$186,682	$3,558,696
Depreciation and amortization	$-	$20,397	$951	$10,394	$31,742
Total capital expenditures	$-	$-	$7,798	$42,480	$50,278
Gross margin%	-	87.3%	12.7%	32.2%	33.6%

Total assets as of:

	December 31,	June 30,
	2018	2018

Shipping Agency Services	$587,700	$-
Inland Transportation Management Services	13,316,748	18,338,099
Freight Logistic Services	409,622	591,519
Container Trucking Services	8,812,133	7,228,209
Total Assets	$23,126,203	$26,157,827

Note 15. RELATED PARTY TRANSACTIONS

As of December 31, 2018 and June 30, 2018, the outstanding amounts due from a related party consist of the following:

	December 31,	June 30,
	2018	2018

Tianjin Zhiyuan Investment Group Co., Ltd.	$1,228,639	$2,319,993
Less: allowance for doubtful accounts	(122,864)	(231,999)
Total	$1,105,775	$2,087,994

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $397,000 (2.3% of the Company’s total revenue for the six months ended December 31, 2018). The amount due from Zhiyuan Investment Group as of December 31, 2018 was $1,228,639. As of December 31, 2018, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2018 and June 30, 2018, the outstanding amounts advances to suppliers-related party consist of the following:

	December 31,	June 30,
	2018	2018

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	$-	$3,414,619
Total	$-	$3,414,619

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

Note 16. SUBSEQUENT EVENTS

On January 1, 2019, the Company signed a shipment service agreement with Chongqing Iron and Steel Company (“Chongqing Iron and Steel”) which appointed the Company to ship 1 million tons of iron ore and coal to their designated port with service period from January 1, 2019 to December 31, 2019.

On January 30, 2019, the Company signed an agency agreement with Zhejiang Baoming International Shipping Agency Co., Ltd. and assigned them as the port agent.

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

Overview

Second Quarter 2019 Highlights

Sales in the three months ended December 31, 2018 increased by $5,294,806 or 101.4%, from $5,220,481 for the three months ended December 31, 2017, to $10,515,287. The increase was mainly due to the fact that we continued to expand our freight logistics segment through continuing co-operations with our major customers. Revenue from the freight logistics segment increased approximately $5.4 million or 149.7% compared to the same period in fiscal year 2018.

We decided to transition back into the shipping agency business since we have an integrated online logistics platform that allows us to handle a wider base of customers in both China and other ports throughout the world. During the quarter ended December 31, 2018, we had approximately $0.9 million revenue generated from providing shipping agency services.

2019 Trends

In the past few years, we have sought diversification for our business and have developed freight logistics, container trucking and inland transportation management segments and temporarily suspended our shipping agency business. However, with our decades of experiences in shipping agency business and solid business relationships, we believe it is for the Company’s best interest to redirect our focus to this segment in 2019 based on our assessment of current global trading environments. To our understanding, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only shipping agency company listed on a major stock exchange in the United States (“U.S.”) as most other shipping agencies are much smaller. The market in this industry is fragmented. The setup of Bright Far East International Shipping Agency allows us to use our resources such as our customer base, our IT infrastructure currently under development, and our business insight to build a global network of shipping agencies. In addition, our current business segments like freight logistics and container trucking can also be integrated and provide more comprehensive logistics services for our customers.

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

On January 1, 2019, the Company signed a shipment service agreement with Chongqing Iron and Steel Company (“Chongqing Iron and Steel”) which appointed the Company to ship 1 million tons of iron ore and coal to their designated port with service period from January 1, 2019 to December 31, 2019. The business relationship we have with Chongqing Iron and Steel will further enhance and develop our freight logistic business.

During the three months ended December 31, 2018, we signed a shipping agency agreement with Y&D Marine Limited Co. On January 30, 2019, we signed an agency agreement with Zhejiang Baoming International Shipping Agency Co., Ltd. and assigned them as the port agent due to the aforementioned shipping agency agreement with Y&D Marine Limited Co. We will cooperate with more port agents in the near future to further expand our shipping agency business.

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

We operate in four operating segments, including (1) shipping agency services, which are operated by our subsidiary in Hong Kong; (2) inland transportation management services, which are operated by our subsidiaries in the U.S.; (3) freight logistic services, which are operated by our subsidiaries in the PRC and the U.S.; (4) container trucking services, which are operated by our subsidiaries in the PRC and the U.S. We combined freight logistics and bulk cargo container services into one segment starting from first quarter of 2019 as both segments have similar nature of services (cargo freight) and was provided to the same customer base. Due to the current economic trade dynamic, we have not generated any revenue from bulk cargo container services for the three and six months ended December 31, 2018 and expect revenue from bulk container trucking to generate less than 5% of our revenue for fiscal year 2019. Revenue from bulk cargo container services accounted for 1.9% and 5.7% of our total revenue for the three and six months ended December 31, 2017, respectively.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

The Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Revenues

Revenues increased by $5,294,806 or 101.4%, from $5,220,481 for the three months ended December 31, 2017 to $10,515,287 for the same period in 2018. The increase was mainly due to our continuing efforts to diversify our business, resulting in the rise in revenues generated from its freight logistics services segment.

The following tables present summary information by segment for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$75,000	$-	$-	$75,000
- Third parties	$889,070	$345,000	$8,978,923	$227,294	$10,440,287
Total revenues	$889,070	$420,000	$8,978,923	$227,294	$10,515,287
Cost of revenues	$809,040	$20,000	$7,497,666	$229,891	$8,556,597
Gross profit	$80,030	$400,000	$1,481,256	$(2,596)	$1,958,690

Depreciation and amortization	$-	$20,339	$475	$4,751	$25,565
Total capital expenditures	$-	$-	$-	$8,534	$8,534
Gross margin%	9.0%	95.2%	16.5%	(1.1%)	18.6%

	For the three months ended December 31, 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$555,246	$-	$-	$555,246
- Third parties	$-	$838,595	$3,699,775	$126,865	$4,665,235
Total revenues	$-	$1,393,841	$3,699,775	$126,865	$5,220,481
Cost of revenues	$-	$174,025	$3,152,005	$49,848	$3,375,878
Gross profit	$-	$1,219,816	$547,770	$77,017	$1,844,603

Depreciation and amortization	$-	$12,736	$476	$5,327	$18,539
Total capital expenditures	$-	$-	$2,721	$42,480	$45,201
Gross margin%	-	87.5%	14.8%	60.7%	35.3%

	% Changes for the three months ended December 31, 2018 to 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight logistic Services	Container Trucking Services	Total
Revenues
- Related party	-	(86.5%)	-	-	(86.5%)
- Third parties	100%	(58.9%)	142.7%	79.2%	123.8%
Total revenues	100%	(69.9%)	142.7%	79.2%	101.4%
Cost of revenues	100%	(88.5%)	137.9%	361.2%	153.5%
Gross profit	100%	(67.2%)	170.4%	(74.3%)	6.2%

Depreciation and amortization	--	59.7%	(0.2%)	(10.8%)	37.9%
Total capital expenditures	--	--	(100.0%)	(100%)	(81.1%)
Gross margin%	9.0%	7.7%	1.7%	(61.9%)	(16.7%)

Revenues

(1) Revenues from Shipping Agency Services

In mid-2018, the Company decided to transition back into the shipping agency business, because the Company now has an integrated online logistics platform that allows it to handle a wider base of customers in both China and other ports throughout the world. For the three months ended December 31, 2018 and 2017, shipping agency services generated revenues of $889,070 and $0, respectively, representing a 100.0% increase in both revenues and gross profit.

(2) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. Both contracts have been extended to FY 2019. The service fee charge was RMB 32 per ton for Tengda Northwest and RMB 38 per ton for Zhiyuan Investment Group. The service fee charge rates are determined by the scope of services provided.

For the three months ended December 31, 2018 and 2017, inland transportation management services generated related party revenue of $75,000 and $555,246, respectively, representing an 86.5% decrease. The decrease was mainly from a decrease in quantity transported of 13,651 tons for the three months ended December 31, 2018, compared to 97,489 tons for the same period in 2017, coupled with the effects of appreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.9162 for the three months ended December 31, 2018, as compared to US$1 to RMB 6.6153 for the same period in 2017.

Revenue generated from Tengda Northwest for the three months ended December 31, 2018 and 2017 amounted to $345,000 and $838,595, respectively. The overall decrease in revenue of $493,595 or 58.9% was mainly due to the decrease in quantity transported. Transported quantities were 74,566 tons for the months ended December 31, 2018, compared to 173,652 tons for the same period in 2017. The decrease in quantity was combined with the effect of currency fluctuations resulted in the decrease in revenue.

For the three months ended December 31, 2018 and 2017, gross profit of inland transportation management services amounted to $400,000 and $1,219,816, respectively, which represented a 67.2% decrease. Overall gross margins for this segment increased to 95.2% for the quarter ended December 31, 2018, from 87.5% for the same period in 2017. The increase of gross margins in the current period was due to an increase in revenue from customers with higher margin revenue.

(3) Revenues from Freight Logistic Services

Freight Logistic Services mainly include cargo forwarding, brokerage and other freight services. During the three months ended December 31, 2018, revenues increased $5,279,149 or 142.7%. As discussed previously, we combined freight logistics and bulk cargo container services into one segment starting from first quarter of 2019 and we have not generated any revenue from bulk cargo container services for the three months ended December 31, 2018 while revenue from bulk cargo container services accounted for 1.9% of total revenue 2.8% of segment revenue and for the three months ended December 31, 2017, respectively.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. One of our major customers during the three months ended December 31, 2018 attributed, in aggregate, approximately $6.6 million or 62.9 % of the revenues generated. Our gross profit margin increase by 1.7% from 14.8% for the three months ended December 31, 2017 to 16.5% for the same period in 2018, which was due to higher percentage increase in revenues. Even with the same customers, every transaction has a unique gross margin due to differing service scopes. Usually, an engagement where the Company provides a broader set of services generates a higher gross margin and an engagement with a more limited scope generates a lower gross margin. Our proportion of limited scope engagements increased significantly, including revenue from our two largest customers, and contributed a greater portion of revenue in this sector than full-service business, as compared to the prior period.

(4) Revenues from Container Trucking Services

For the three months ended December 31, 2018 and 2017, revenues generated from container trucking services were $227,294 and $126,865, respectively. Overall revenues from this segment increase by $100,429 or 79.2%. The related gross loss was 2,596 and decreased by $79,613, from a gross profit of $77,017 for the three months ended December 31, 2017. Gross profit margin decrease by 61.9%.

Operating Costs and Expenses

Operating costs and expenses increased by $6,155,795 or 111.2%, from $5,538,153 for the three months ended December 31, 2017 to $11,693,948 for the three months ended December 31, 2018. This increase was due to an increase in general and administrative expenses and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the three months ended December 31,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	10,515,287	100.0%	5,220,481	100.0%	5,294,806	101.4%
Cost of revenues	8,556,597	81.4%	3,375,878	64.7%	5,180,719	153.5%
Gross margin	18.6%		35.3%		(16.7%)
Selling expenses	258,229	2.5%	335,261	6.4%	(77,032)	(23.0%)
General and administrative expenses	1,831,746	17.3%	1,546,305	29.6%	285,441	18.5%
Stock-based compensation	1,047,376	10.0%	280,709	5.4%	766,667	273.1%
Total Costs and Expenses	11,693,948	111.2%	5,538,153	106.1%	6,155,795	111.2%

Cost of Revenues

Cost of revenues was $8, 556,597 for the three months ended December 31, 2018, an increase of $5,180,719 or 153.5%, as compared to $3,375,878 for the same period in 2017. The overall cost of revenues as a percentage of our revenues increased from 64.7% for the three months ended December 31, 2017 to 81.4% for the three months ended December 31, 2018. The increase of costs was mainly from the freight logistics services segment, which was due to an increase in freight cost of carriers, as well as a result of rising fuel costs. Cost of revenues for freight logistics and container trucking services are mainly freight costs to various freight carriers.

Cost of revenues for inland transportation segment consisted mainly of sundry costs. The decrease in overall gross profit margin of 16.7% is mainly due to different scopes of services we provided to customers.

Selling Expenses

Our selling expenses consist primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended December 31, 2018, we had $258,229 of selling expenses, as compared to $335,261 for the three months ended December 31, 2017, which represents a decrease of $77,032 or 23.0%. We were able to maintain our current customer relationships while decreasing our selling expenses slightly. As a percentage of revenue, our selling expenses was 2.5% for the three months ended December 31, 2018, as compared to 6.4% for the corresponding period in 2017.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the three months ended December 31, 2018, we had $1,831,746 of general and administrative expenses, as compared to $1,546,305 for the three months ended December 31, 2017, which represents an increase of $285,441 or 18.5%. The Company’s provision for doubtful accounts was $416,706 for the three months ended December 31, 2018, compared with a provision for doubtful accounts of $861,967 for the same period in 2017. The decrease was due to faster collections from customers. As we continue our business relationship with several large customers, we are monitoring the collection closely with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue decreased from 29.6% for the three months ended December 31, 2017 to 17.3% for the same period in 2018, which is mainly attributable to higher operating efficiency with increased revenue.

Stock-based compensation

Stock-based compensation was $1,047,376 for the three months ended December 31, 2018, an increase of $766,667, or 273.1%, as compared to $280,709 for the three months ended December 31, 2017. The significant increase in stock-based compensation was due to additional common stocks issued to employees and management with increase in revenue.

Operating Income (Loss)

We had an operating loss of $1,178,661 for the three months ended December 31, 2018, compared to an operating loss of $317,672 for the comparable period in 2017. The increase was mainly due to the increased costs of revenue, selling, general and administrative and stock compensation expenses discussed above.

Financial Income, Net

Our net financial income was $782 for the three months ended December 31, 2018, compared to $137,799 for the same period in 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC; our financial income for this reporting period primarily reflects the foreign currency transaction income or loss expressed in U.S. dollars.

Taxation

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Act”). Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% for subsequent fiscal years.

As of December 31, 2018, we re-measured deferred tax assets based on a current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 net operating loss (“NOL”) of approximately $1,421,000, as of June 30, 2018, which may reduce future federal taxable income. The NOL will expire in 2036. During the three months ended December 31, 2018, a total of approximately $495,000 of NOL was generated and the tax benefit derived from such NOL was approximately $104,000. We recorded an income tax expense of $244,979 for the three months ended December 31, 2018, compared to income tax benefit of $571,121 for the same period in 2017. For the three months ended December 31, 2018, current income tax decreased by $431,500 or 71.6%, as compare to the same period in 2017; the decrease is mainly caused by the one-time transition tax in 2017. We had approximately $496,000 of operating loss in the U.S., which includes non-deductible stock compensation expenses of $909,500 and approximately $363,000 increase in allowance for doubtful accounts.

During the three months ended December 31, 2018, we did not recognize any income tax benefit. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We have provided an allowance against the deferred tax assets balance as of December 31, 2018. The net increase in valuation for December 31, 2018 amounted to approximately $308,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of the Company’s deferred taxes are realizable.

Net Income (loss)

As a result of the foregoing, we had a net loss of $1,422,858 for the three month ended December 31, 2018, compared to net income of $391,248 for the three months ended December 31, 2017. After the deduction of non-controlling interest, net loss attributable to the Company was $1,473,972 for the three month ended December 31, 2018, compared to net income attributable to the Company of $297,703 for the three months ended December 31, 2017. Comprehensive loss attributable to the Company was $ 1,556,550 for the three months ended December 31, 2018, compared to a comprehensive income attributable to the Company of $468,230 for the three months ended December 31, 2017.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Revenues

Revenues increased by $6,414,328 or 60.5%, from $10,600,492 for the six months ended December 31, 2017 to $17,014,820 for the same period in 2018. The increase was due to our continuing efforts to diversify our business, resulting in the rise in revenues generated from the Company’s freight logistics services segment and transition back to shipping agency services started from the second quarter of fiscal year 2019.

The following tables present summary information by segment for the six months ended December 31, 2018 and 2017:

	For the six months ended December 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$397,000	$-	$-	$397,000
- Third parties	$889,070	$943,000	$14,466,476	$319,274	$16,617,820
Total revenues	$889,070	$1,340,000	$14,466,476	$319,274	$17,014,820
Cost of revenues	$809,040	$79,874	$12,463,658	$287,857	$13,640,429
Gross profit	$80,030	$1,260,126	$2,002,818	$31,417	$3,374,391

Depreciation and amortization	$-	$40,826	$951	$9,503	$51,280
Total capital expenditures	$-	$-	$-	$9,357	$9,357
Gross margin%	9.0%	94.0%	13.8%	9.8%	19.8%

	For the six months ended December 31, 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$1,120,406	$-	$-	$1,120,406
- Third parties	$-	$1,691,901	$7,208,479	$579,706	$9,480,086
Total revenues	$-	$2,812,307	$7,208,479	$579,706	$10,600,492
Cost of revenues	$-	$356,175	$6,292,597	$393,024	$7,041,796
Gross profit	$-	$2,456,132	$915,882	$186,682	$3,558,696

Depreciation and amortization	$-	$20,397	$951	$10,394	$31,742
Total capital expenditures	$-	$-	$7,798	$42,480	$50,278
Gross margin%	-	87.3%	12.7%	32.2%	33.6%

	% Changes for the six months ended December 31, 2018 to 2017
	Shipping Agency Services	Inland Transportation Management Services	Freight logistic Services	Container Trucking Services	Total
Revenues
- Related party	-	(64.6%)	-	-	(64.6%)
- Third parties	100%	(44.3%)	100.7%	(44.9%)	75.3%
Total revenues	100%	(52.4%)	100.7%	(44.9%)	60.5%
Cost of revenues	100%	(77.6%)	98.1%	(26.8%)	93.7%
Gross profit	100%	(48.7%)	118.7%	(83.2%)	(5.2%)

Depreciation and amortization	-	100.2%	-	(8.6%)	61.6%
Total capital expenditures	-	-	(100.0%)	(78.0%)	(81.4%)
Gross margin%	9.0%	6.7%	1.1%	(22.4%)	(13.7%)

Revenues

(1) Shipping Agency Services

In mid-2018, the Company decided to transition back into the shipping agency business, because it now has an integrated online logistics platform that allows it to handle a wider base of customers in both China and other ports throughout the world. For the six months ended December 31, 2018 and 2017, shipping agency services generated revenues of $889,070 and $0, respectively, representing a 100.0% increase in both revenues and gross profit.

(2) Revenues from Inland Transportation Management Services

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

For the six months ended December 31, 2018 and 2017, inland transportation management services generated related party revenue of $397,000 and $1,120,406, respectively, representing a 64.6% decrease. The decrease was mainly from a decrease in quantity transported of 71,272 tons for the six months ended December 31, 2018 compared to 197,545 tons for same period in 2017 coupled with the effects of appreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.8595 for the six months ended December 31, 2018 as compared to 6.6428 for the same period in 2017.

Revenue generated from Tengda Northwest for the six months ended December 31, 2018 and 2017 amounted to $943,000 and $1,691,901, respectively. The overall decrease in revenue from third party of $748,901 or 44.3% was mainly due to the decrease in quantity transported. Transported quantities were 201,641 tons for the six months ended December 31, 2018 compared to 350,834 tons for the same period in 2017. The decrease in quantity was combined with the effect of currency fluctuations resulted in the decrease in revenue.

For the six months ended December 31, 2018 and 2017, gross profit of inland transportation management services amounted to $1,260,126 and $2,456,132, respectively, representing a 48.7% decrease. Overall gross margins for this segment increased to 94.0% for the six months ended December 31, 2018 from 87.3% for the same period in 2017. The increase of gross margins in the current period was due to the increase in revenue of the customer with higher margin revenue.

(3) Revenues from Freight Logistic Services

Freight Logistic Services mainly include cargo forwarding, brokerage and other freight services. During the six months ended December 31, 2018, revenues increased $7,257,997 or 100.7%. As discussed previously, we combined freight logistics and bulk cargo container services into one segment starting from first quarter of 2019 and we have not generated any revenue from bulk cargo container services for the six months ended December 31, 2018. Revenue from bulk cargo container services accounted for 5.7% of total revenue 8.4% of segment revenue and for the six months ended December 31, 2017, respectively.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. Three of our major customers during the six months ended December 31, 2018 collectively attributed approximately $11.1 million or 65.1% of the revenues generated. Our gross profit margin increased by 1.1% from 12.7% for the six months ended December 31, 2017 to 13.8% for the same period in 2018 due to lower percentage increase in costs. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Usually, an engagement where the Company provides a broader set of services generates a higher gross margin, and an engagement of a more limited scope has a lower gross margin. Our proportion of limited scope engagements increased significantly, such as revenue from the two major customers, and contributed a much higher portion of revenue in this sector than full-service business compared to the prior period.

(4) Revenues from Container Trucking Services

For the six months ended December 31, 2018 and 2017, revenues generated from container trucking services were $319,274 and $579,706, respectively. Overall revenues from this segment decreased by $260,432 or 44.9%. The decrease was partially due to the disposition of our former joint venture company named ACH Trucking Center Corp. (“ACH Center”), which had $84,250 in revenues for the six months ended December 31, 2017. The decrease in revenues from this segment was primarily due to the pending trade negotiation with China which decreased container shipments from China to the U.S. The related gross profit decreased by $155,265 from $186,682 for the six months ended December 31, 2017 to $31,417 for the same period in 2018. Gross profit margin decreased by 22.4% because we had a higher percentage of a decrease in sales.

Operating Costs and Expenses

Operating costs and expenses increased by $9,558,296 or 95.7%, from $9,989,894 for the six months ended December 31, 2017 to $ 19,548,190 for the six months ended December 31, 2018. This increase was due to the increase in general and administrative expenses and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the six months ended December 31,
	2018		2017		Change
	US$	%	US$	%	US$	%

Revenues	17,014,820	100.0%	10,600,492	100.0%	6,414,328	60.5%
Cost of revenues	13,640,429	80.2%	7,041,796	66.4%	6,598,633	93.7%
Gross margin	19.8%		33.6%		(13.7%)
Selling expenses	366,598	2.2%	357,727	3.4%	8,871	2.5%
General and administrative expenses	3,676,579	21.6%	2,247,289	21.2%	1,429,290	63.6%
Stock-based compensation	1,864,584	11.0%	343,082	3.2%	1,521,502	443.5%
Total Costs and Expenses	19,548,190	115.0%	9,989,894	94.2%	9,558,296	95.7%

Cost of Revenues

Cost of revenues was $13,620,429 for the six months ended December 31, 2018, an increase of $6,598,633, or 93.7%, as compared to $7,041,796 for the same period in 2017. The overall cost of revenues as a percentage of our revenues increased from 66.4% for the six months ended December 31, 2017, to 80.2% for the six months ended December 31, 2018. The increase of costs was mainly from the freight logistics services segment due to an increase in freight cost of carriers as well as a result of rising fuel costs. Cost of revenues for freight logistics and container trucking services are mainly freight costs to various freight carriers.

Cost of revenues for inland transportation segment consisted mainly of the cost of labor and other overhead and sundry costs. The decrease in overall gross profit margin of 13.7% is mainly due to different scope of services we provided to customers.

Selling Expenses

Our selling expenses consist primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the six months ended December 31, 2018, we had $366,598 of selling expenses, as compared to $357,727 for the six months ended December 31, 2017, which represents an increase of $8,871 or 2.5%. Our selling expenses remained consistent as we continue to grow. As a percentage of revenue, our selling expenses was 2.2% for the six months ended December 31, 2018, as compared to 3.4% for the corresponding period in 2017.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees. For the six months ended December 31, 2018, we had $3,676,579 of general and administrative expenses, as compared to $2,247,289 for the six months ended December 31, 2017, an increase of $1,429,290, or 63.6%. The Company’s provision for doubtful accounts was $1,287,787 for the six months ended December 31, 2018 compared with a provision for doubtful accounts of $837,431 for the same period in 2017. The increase was due to slower collections from customers in the inland transportation segment. As we continue our business relationship with several large customers as we are monitoring the collection closely with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue increased from 21.2% for the six months ended December 31, 2017 to 21.6% for the same period in 2018.

Stock-based compensation

Stock-based compensation was $1,864,584 for the six months ended December 31, 2018, an increase of 1,521,502, or 443.5%, as compared to $343,082 for the six months ended December 31, 2017. The significant increase in stock-based compensation was due to additional common stocks issued to employees and management as a result of higher revenue.

Operating Income (Loss)

We had an operating loss of $2,533,370 for the six months ended December 31, 2018, compared to an operating income of $610,598 for the comparable period in 2017. The significant operating loss for the current period was mainly due to the increased costs of revenue, general and administrative expenses discussed above.

Financial Income, Net

Our net financial income was $1,494 for the six months ended December 31, 2018, compared to $222,595 for the same period in 2017. We have operations in the U.S., Canada, Australia, Hong Kong and the PRC; our financial income for this reporting period primarily reflects the foreign currency transaction income or loss expressed in U.S. dollars.

Taxation

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Act”). Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% for subsequent fiscal years.

As of December 31, 2018, we re-measured deferred tax assets based on a current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 NOL of approximately $1,421,000 as of June 30, 2018, which may reduce future federal taxable income. The NOL will expire in 2036. During the six months ended December 31, 2018, a total of approximately $725,000 of NOL was generated and the tax benefit derived from such NOL was approximately $152,000. We recorded an income tax expense of $178,513 for the six months ended December 31, 2018, compared to income tax benefit of $274,692 for the same period in 2017. For the six months ended December 31, 2018, current income tax decreased by $499,995 or 62.6%, as compare to the same period in 2017; the decrease is mainly caused by the one-time transition tax in 2017. We had approximately $725,000 of operating loss in the U.S., which includes non-deductible stock compensation expenses of $1,473,500 and approximately $1,230,000 increase in allowance for doubtful accounts.

During the six months ended December 31, 2018, we recognized a total deferred income tax benefit of approximately $120,500, which was mainly due to the increase in allowance for bad debts and the increase in NOL.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of December 31, 2018. The net increase in valuation for December 31, 2018 amounted to approximately $427,500, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

Net Income (loss)

As a result of the foregoing, we had a net loss of $2,710,389 for the six month ended December 31, 2018, compared to net income of $1,107,885 for the six months ended December 31, 2017. After the deduction of non-controlling interest, net loss attributable to the Company was $2,790,734 for the six months ended December 31, 2018, compared to net income attributable to the Company of $914,892 for the six months ended December 31, 2017. Comprehensive loss attributable to the Company was $3,412,968 for the six months ended December 31, 2018, compared to a comprehensive income attributable to the Company of $1,191,837 for the six months ended December 31, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2018, we had $2,454,226 in cash. We held approximately 7.4% of our cash in banks located in New York, Los Angeles, Canada, Australia and Hong Kong and held approximately 92.6% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2018	2017
Net cash used in operating activities	$(4,717,751)	$(1,259,714)
Net cash used in investing activities	$(9,357)	$(250,278)
Net cash provided by financing activities	$500,000	$-
Effect of exchange rate fluctuations on cash	$(416,925)	$(3,902)
Net decrease in cash	$(4,644,033)	$(1,513,894)
Cash at the beginning of period	$7,098,259	$8,733,742
Cash at the end of period	$2,454,226	$7,219,848

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2018	2018	Diff.	%

Total Current Assets	$17,033,768	$22,392,281	$(5,358,513)	(23.9%)
Total Current Liabilities	$4,505,658	$6,622,553	$(2,116,895)	(32.0%)
Working Capital	$12,528,110	$15,769,728	$(3,241,618)	(20.6%)
Current Ratio	3.78	3.38	0.40	11.8%

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

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Mr. Xiangbin Huang, an accredited investor based in the People’s Republic of China (the “Investor”) on November 8, 2018, pursuant to which the Company agreed to sell to the Investor, and the Investor agreed to purchase from the Company, through a private placement, such number of shares of the common stock, no par value per share, of the Company (“Common Stock”), that shall be issuable at a purchase price per share equal to 120% of the average closing price of the Common Stock on NASDAQ Stock Market over the five consecutive trading day period immediately prior to the closing of the transaction for aggregate gross proceeds to the Company of $1,000,000. On December 10, 2018, the Company and the Investor entered into an Amendment Agreement (the “Amendment Agreement”, together with the Purchase Agreement, the “Agreements”) pursuant to which the parties reduced the aggregate gross proceeds to the Company to $500,000 (the “Reduced Purchase Price”) in the transaction. The private placement above referenced closed (the “Closing”) on December 10, 2018. As a result, the Investor owns a total of 420,168 shares of the Common Stock (the “Shares”), on a $1.19 per share purchase price, approximately 3.1% of the Company’s issued and outstanding shares of the Common Stock on a pre-transaction basis. The Agreements sets forth a one-year restrictive period. An appropriate legend has been affixed to the certificate for the Shares.

Operating Activities

Our net cash used in operating activities was approximately $4.7 million for the six months ended December 31, 2018 compared to net cash used in operating activities of approximately $1.3 million for the same period in 2017. The increase in operating cash outflow is primarily attributable to our net loss of approximately $2.7 million, in which approximately $1.9 million was non-cash stock compensation expense. We had an increase of approximately $5.0 million in accounts receivable offset by approximately $1.3 million of provision for doubtful accounts, an increase in advances to third party suppliers of approximately $0.2 million, a decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, an increase in prepaid expenses and other current assets of approximately $0.4 million, which mainly consisted of software development costs for ERP system, various fees, including fees for leasing system hardware and other related consulting fees, incurred during the three months ended December 31, 2018, an increase of approximately $2.5 million in deposits offset by a decrease of approximately $1.1 million due from related parties and a decrease of approximately $2.5 million in accounts payable.

Net cash used in operating activities was approximately $1.3 million for the six months ended December 31, 2017, including net income of approximately $1.1 million from increased revenue generated from freight logistics services, deferred tax benefit of approximately $1.1 million, provision for doubtful accounts of approximately $0.8 million and amortization of stock-based compensation to consultants of approximately $0.3 million as reconciled. In the corresponding period, accounts receivable increased by approximately $2.2 million and the amount due from related parties increased approximately $0.9 million because of increased revenue for the period. On the other hand, taxes payable increased by approximately $0.7 million primarily due to the one-time transition tax on accumulated foreign earnings.

Investing Activities

Net cash used in investing activities was $9,357 for the six months ended December 31, 2018, related to making office leasehold improvement.

Net cash used in investing activities was $250,278 for the six months ended December 31, 2017, because we developed four information platforms, purchased a motor vehicle and office equipment.

Financing Activities

Net cash provided by financing activities was $500,000 for the six months ended December 31, 2018 due to cash proceeds received from issuance of common stock to a private investor.

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

There have been no other material changes during the three month ended December 31, 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2018. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

As of December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information.

 The Company has determined that the annual meeting of the shareholders for the fiscal year ended June 30, 2018 will be held more than thirty days after the anniversary date of the meeting last year. The Company will announce that date once it is set and the date for submitting shareholder proposals will be 15 days after that date.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit
10.1	Securities Purchase Agreement by and between the Company and Mr. Xiangbin Huang, dated November 8, 2018(1)
10.2	Amendment Agreement by and between the Company and Mr. Xiangbin Huang dated December 10, 2018 (2)
10.3	Employment Agreement by and between the Company and Mr. Lei Cao, dated as of January 1, 2019(3)
10.4	Employment Agreement by and between the Company and Ms. Tuo Pan, dated as of January 1, 2019(3)
10.5	Employment Agreement by and between the Company and Mr. Zhikang Huang, dated as of January 1, 2019(3)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from the current report on Form 8-K filed with the SEC on November 14, 2018
(2)	Incorporated by reference from the current report on Form 8-K filed with the SEC on December 12, 2018.
(3)	Incorporated by reference from the current report on Form 8-K filed with the SEC on January 7, 2019

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 13, 2019	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

February 13, 2019	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)