Form 10-Q
period 2019-03-31
Sino-Global Shipping America, Ltd.
filed 2019-05-15
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SINO	NASDAQ

As of May 13, 2019, the Company has 15,595,703 shares of common stock issued and outstanding.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look”, “may”, “will”, “should”, “might”, “believe”, “plan”, “expect”, “anticipate”, “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in the People’s Republic of China (“PRC”);

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

●	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

●	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistic industry which could, adversely affect the Company’s operations and financial performance;

●	The acceptance in the marketplace of our new lines of business;

●	Foreign currency exchange rate fluctuations;

●	Hurricanes or other natural disasters; and

●	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information unless required by applicable law or regulations.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2019	2018

Assets
Current assets
Cash	$3,523,907	$7,098,259
Note receivable	745,001	-
Accounts receivable, less allowance for doubtful accounts of $4,710,897 and $1,682,228 as of March 31, 2019 and June 30, 2018, respectively	14,067,687	8,428,853
Other receivables, less allowance for doubtful accounts of $145,198 and $145,176 as of March 31, 2019 and June 30, 2018, respectively	79,481	69,239
Advances to suppliers-third parties	1,145,620	704,878
Advances to suppliers-related party	-	3,414,619
Prepaid expense and other current assets	103,172	588,439
Due from related party, net	885,456	2,087,994
Total Current Assets	20,550,324	22,392,281

Property and equipment, net	1,032,695	956,429
Intangible assets, net	105,556	153,056
Prepaid expenses	1,114,542	1,878,258
Other long-term assets - deposits	3,123,268	143,303
Deferred tax assets, net	847,668	634,500
Total Assets	$26,774,053	$26,157,827

Liabilities and Equity

Current Liabilities
Advances from customers	$69,369	$415,385
Accounts payable	4,688,560	3,225,661
Taxes payable	3,611,161	2,700,619
Accrued expenses and other current liabilities	848,797	280,888
Total current liabilities	9,217,887	6,622,553

Total liabilities	9,217,887	6,622,553

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 15,471,200 and 13,271,032 shares issued as of March 31, 2019 and June 30, 2018, respectively; 15,295,703 and 13,095,535 outstanding as of March 31, 2019 and June 30, 2018, respectively	25,855,330	23,717,330
Additional paid-in capital	2,130,865	1,755,573
Treasury stock, at cost, 175,497 shares as of March 31, 2019 and June 30, 2018	(417,538)	(417,538)
Accumulated deficit	(4,614,380)	(434,856)
Accumulated other comprehensive loss	(622,728)	(272,407)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	22,331,549	24,348,102

Non-controlling Interest	(4,775,383)	(4,812,828)

Total Equity	17,556,166	19,535,274

Total Liabilities and Equity	$26,774,053	$26,157,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net revenues - third parties	$22,736,759	$4,699,170	$39,354,579	$14,179,256
Net revenues - related party	36,380	501,000	433,380	1,621,406
Total revenues	22,773,139	5,200,170	39,787,959	15,800,662
Cost of revenues	(21,075,195)	(3,405,435)	(34,715,624)	(10,447,231)
Gross profit	1,697,944	1,794,735	5,072,335	5,353,431

Selling expenses	(140,601)	(35,363)	(507,199)	(393,090)
General and administrative expenses	(2,637,868)	(1,196,806)	(6,314,447)	(3,444,095)
Stock-based compensation	(148,708)	(280,708)	(2,013,292)	(623,790)
Total operating expenses	(2,927,177)	(1,512,877)	(8,834,938)	(4,460,975)

Operating income (loss)	(1,229,233)	281,858	(3,762,603)	892,456

Financial income, net	2,499	170,134	3,993	392,729

Net income (loss) before provision for income taxes	(1,226,734)	451,992	(3,758,610)	1,285,185

Income tax benefit (expense)	(248,820)	(216,095)	(427,333)	58,597

Net income (loss)	(1,475,554)	235,897	(4,185,943)	1,343,782

Net income (loss) attributable to non-controlling interest	(86,764)	150,943	(6,419)	343,936

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$(1,388,790)	$84,954	$(4,179,524)	$999,846

Comprehensive income (loss)
Net income (loss)	$(1,475,554)	$235,897	$(4,185,943)	$1,343,782
Other comprehensive income (loss) - foreign currency	262,467	164,446	(306,457)	309,763
Comprehensive income (loss)	(1,213,087)	400,343	(4,492,400)	1,653,545
Less: Comprehensive income (loss) attributable to non-controlling interest	(96,210)	30,785	37,445	92,150
Comprehensive income (loss) attributable to Sino-Global Shipping America Ltd.	$(1,116,877)	$369,558	$(4,529,845)	$1,561,395

Earnings (loss) per share
Basic	$(0.09)	$0.01	$(0.30)	$0.10
Diluted	$(0.09)	$0.01	$(0.30)	$0.10

Weighted average number of common shares used in computation
Basic	15,245,703	10,835,535	14,045,018	10,433,272
Diluted	15,245,703	10,870,221	14,045,018	10,479,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Accumulated income	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	(deficit)	income (loss)	interest	Total
BALANCE, June 30, 2017	-	$-	10,281,032	$20,535,379	$688,934	(175,497)	$(417,538)	$(893,907)	$(414,564)	$(4,768,779)	$14,729,525
Stock-based compensation to management	-	-	-	-	9,665	-	-	-	-	-	9,665
Amortization of shares issued to consultants	-	-	-	-	52,709	-	-	-	-	-	52,709
Foreign currency translation	-	-	-	-	-	-	-	-	106,419	(59,653)	46,766
Net income	-	-	-	-	-	-	-	617,189	-	100,400	717,589
BALANCE, September 30, 2017	-	-	10,281,032	$20,535,379	751,308	(175,497)	(417,538)	$(276,718)	$(308,145)	(4,728,032)	15,556,254
Amortization of shares issued to consultants	-	-	-	-	280,708	-	-	-	-	-	280,708
Foreign currency translation	-	-	-	-	-	-	-	-	173,508	142,422	315,930
Net income (loss)	-	-	-	-	-	-	-	297,703	-	(153,733)	143,970
BALANCE, December 31, 2017	-	-	10,281,032	$20,535,379	1,032,016	(175,497)	(417,538)	$20,985	$(134,637)	(4,739,343)	16,296,862
Stock based compensation to employee	-	-	130,000	364,000	(364,000)	-	-	-	-	-	-
Stock based compensation to consultants	-	-	200,000	548,000	(548,000)	-	-	-	-	-	-
Issuance of common stock to private investor	-	-	2,000,000	1,510,951	1,074,140	-	-	-	-	-	2,585,091
Amortization of shares to management and employees	-	-	-	-	182,000	-	-	-	-	-	182,000
Amortization of shares issued to consultants	-	-	-	-	98,708	-	-	-	-	-	98,708
Foreign currency translation	-	-	-	-	-	-	-	-	288,412	(341,346)	(52,934)
Net income	-	-	-	-	-	-	-	84,954	-	372,130	457,084
BALANCE, March 31, 2018	-	$-	12,611,032	$22,958,330	$1,474,864	(175,497)	$(417,538)	$105,939	$153,775	$(4,708,559)	$19,566,811

					Additional				Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	income (loss)	interest	Total
BALANCE, June 30, 2018	-	$-	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employee	-	-	430,000	473,000	-	-	-	-	-	-	473,000
Stock based compensation to consultants	-	-	50,000	63,500	-	-	-	-	-	-	63,500
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	189,708	-	-	-	-	-	189,708
Foreign currency translation	-	-	-	-	-	-	-	-	(539,656)	77,494	(462,162)
Net income (loss)	-	-	-	-	-	-	-	(1,316,762)	-	29,231	(1,287,531)
BALANCE, September 30, 2018	-	-	13,751,032	24,253,830	2,036,281	(175,497)	(417,538)	(1,751,618)	(812,063)	(4,706,103)	18,602,789
Stock based compensation to employee	-	-	1,150,000	909,500	-	-	-	-	-	-	909,500
Stock based compensation to consultants	-	-	100,000	128,500	(43,333)	-	-	-	-	-	85,167
Issuance of common stock to private investor	-	-	420,168	500,000	-	-	-	-	-	-	500,000
Amortization of shares issued to consultants	-	-	-	-	52,709	-	-	-	-	-	52,709
Foreign currency translation	-	-	-	-	-	-	-	-	(82,578)	(24,184)	(106,762)
Net income (loss)	-	-	-	-	-	-	-	(1,473,972)	-	51,114	(1,422,858)
BALANCE, December 31, 2018	-	-	15,421,200	25,791,830	2,045,657	(175,497)	(417,538)	(3,225,590)	(894,641)	(4,679,173)	18,620,545
Stock based compensation to consultants	-	-	50,000	63,500	32,500	-	-	-	-	-	96,000
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	52,708
Foreign currency translation	-	-	-	-	-	-	-	-	271,913	(9,446)	262,467
Net loss	-	-	-	-	-	-	-	(1,388,790)	-	(86,764)	(1,475,554)
BALANCE, March 31, 2019	-	$-	15,471,200	$25,855,330	$2,130,865	(175,497)	$(417,538)	$(4,614,380)	$(622,728)	$(4,775,383)	$17,556,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2019	2018

Operating Activities
Net income (loss)	$(4,185,943)	$1,343,782
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,013,292	623,790
Depreciation and amortization	95,313	63,402
Provision for doubtful accounts	2,871,752	1,408,143
Deferred tax benefit	(208,047)	(920,700)
Changes in assets and liabilities
Notes receivable	(732,826)	-
Accounts receivable	(8,341,650)	(3,246,911)
Other receivables	36,014	(80,145)
Advances to suppliers-third parties	(410,886)	50,465
Advances to suppliers-related party	3,312,375	-
Prepaid expenses and other current assets	821,662	(84,147)
Other long-term assets - deposits	(2,502,946)	-
Due from related parties	1,552,918	(784,363)
Advances from customers	(353,696)	(23,218)
Accounts payable	1,336,453	243,380
Taxes payable	837,641	798,012
Due to related parties	-	(206,323)
Accrued expenses and other current liabilities	535,921	889
Net cash used in operating activities	(3,322,653)	(813,944)

Investing Activities
Acquisition of property and equipment	(143,480)	(379,917)
Acquisition of intangible assets	-	(190,000)
Prepayment for intangible assets	-	(437,357)
Net cash used in investing activities	(143,480)	(1,007,274)

Financing Activities
Proceeds from issuance of common stock	500,000	2,585,091
Net cash provided financing activities	500,000	2,585,091

Effect of exchange rate fluctuations on cash	(608,219)	52,327

Net increase (decrease) in cash	(3,574,352)	816,200

Cash at beginning of period	7,098,259	8,733,742

Cash at end of period	$3,523,907	$9,549,942

Supplemental information
Income taxes paid	$144,018	$60,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a non-asset based global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S. where a majority of the Company’s clients are located.

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

On September 11, 2017, the Company set up a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. (“Sino Ningbo”), via its wholly-owned entity, Sino-Global Shipping New York Inc. This subsidiary primarily engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting with the fourth quarter of fiscal year 2018.

Starting with fiscal year 2019, current trade dynamics make it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, the Company saw a lower shipping volumes and less utilization of its online platform, which has caused the Company to shift its focus to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has 51% equity interests in the joint venture. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary and there was no major operation of the joint venture for the three and nine months ended March 31, 2019.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., which the Company will hold a 20% equity interest. The Company did not provide any cash contribution to the joint venture as the date of filing of this report.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	March 31,	June 30,
	2019	2018

Total current assets	$18,516	$3,434,850
Total assets	121,733	3,992,131
Total current liabilities	29,212	21,979
Total liabilities	29,212	21,979

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

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Sino-China, report their financial positions and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company translates the foreign currency financial statements of Sino-China, Sino-Global Shipping Australia, Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada, Trans Pacific Beijing and Trans Pacific Shanghai in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of March 31, 2019 and June 30, 2018 and for the three and nine months ended March 31, 2019 and 2018 are as follows:

			Three months ended March 31,		Nine months ended March 31,
Foreign currency	March 31, 2019 Balance Sheet	June 30, 2018 Balance Sheet	2019 Profits/Loss	2018 Profits/Loss	2019 Profits/Loss	2018 Profits/Loss
RMB:1USD	6.7114	6.6186	6.7499	6.3589	6.8229	6.5482
AUD:1USD	1.4092	1.3505	1.4031	1.2722	1.3885	1.2799
HKD:1USD	7.8495	7.8442	7.8461	7.8268	7.8402	7.8164
CAD:1USD	1.3342	1.3141	1.3291	1.2640	1.3192	1.2627

(f) Cash

Cash consists of cash on hand and deposits placed with banks which are unrestricted as to withdrawal and use or have a term deposit of three months or less. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of March 31, 2019 and June 30, 2018, cash balances of $3,300,434 and $6,205,960, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of March 31, 2019 and June 30, 2018, cash balance of $91,964 and $848,657, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of March 31, 2019 and June 30, 2018, cash balance of $106,967 and $9,601, respectively, were maintained at financial institutions in Hong Kong and approximately $64,000 were insured by the Hong Kong Deposit Protection Board.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(g)    Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

(h) Receivables and Allowance for Doubtful Accounts

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

Other receivables primarily consist of prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits.

(i) Property and Equipment, net

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

(j) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of March 31, 2019

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(k) Revenue Recognition

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

(l) Taxation

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2019 and June 30 2018, respectively.

Income tax returns for the years prior to 2015 are no longer subject to examination by U.S. tax authorities.

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “TCJA”). Under the provisions of the TCJA, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the TCJA imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (“NOL”) carryforwards and recorded a one-time transition tax expense.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China, Trans Pacific and Sino Ningbo are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

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

The Company’s PRC subsidiaries and affiliates report revenues net of PRC’s business tax and surcharges for all the periods presented in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(m) Earnings (loss) per Share

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

For the three and nine months ended March 31, 2019 there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss. For the three and nine months ended March 31, 2018, the basic average shares outstanding and diluted average shares of the Company outstanding were not the same because the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options were lower than the average market price for the related periods. For the three and nine months ended March 31, 2018, a total of 34,686 and 46,283 unexercised options were dilutive and were included, respectively, in the computation of diluted earnings per share.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(n) Comprehensive Income (loss)

The Company reports comprehensive income (loss) in accordance with the FASB-issued authoritative guidance which establishes standards for reporting comprehensive income (loss) and its component in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

(o) Stock-based Compensation

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

(p) Risks and Uncertainties

The Company’s business, financial position and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(q) Recent Accounting Pronouncements

Pronouncements adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. On July 1, 2018, the Company adopted ASU No. 2016-15 and determined the adoption of ASU No. 2016-15 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. On July 1, 2018, the Company has adopted this ASU. The Company determined the adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company plans to adopt this update in the first quarter of fiscal year 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company plans to adopt this update in the first quarter of fiscal year 2020. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company is still evaluating the effect that this guidance but does not expect the standard to have a material impact on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

(r) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation mainly reclassifying advance to suppliers to prepaid expenses – long term (see Note 4 and 5). These reclassifications have no effect on the reported revenues, net income or total assets.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2019	2018

Trade accounts receivable	$18,778,584	$10,111,081
Less: allowances for doubtful accounts	(4,710,897)	(1,682,228)
Accounts receivables, net	$14,067,687	$8,428,853

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Movement of allowance for doubtful accounts is as follows:

	March 31, 2019	June 30, 2018

Beginning balance	$1,682,228	$185,821
Provision for doubtful accounts	3,005,405	1,519,122
Less: write-off/recovery	-	(24,101)
Exchange rate effect	23,264	1,386
Ending balance	$4,710,897	$1,682,228

Provision for doubtful accounts amounted to $1,608,454 and $586,547 for the three months ended March 31, 2019 and 2018, respectively. Provision for doubtful accounts amounted to $3,005,405 and $1,182,832 for the nine months ended March 31, 2019 and 2018, respectively.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2019	2018

Freight fees (1)	$1,079,630	$564,365
Port fees	68,990	-
Other	-	140,513
Total advances to suppliers-third parties	$1,145,620	$704,878

(1)	The prepaid freight fee is the Company’s advances made for various shipping costs for shipments from April to June 2019.

The Company’s advances to suppliers – related party are as follows:

	March 31,	June 30,
	2019	2018

Freight fees	$-	$3,414,619
Total advances to suppliers-related party	$-	$3,414,619

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, which is jointly owned by the Company’s largest shareholder along with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, for which the Company will receive 1% to 1.25% of the transportation fees incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, in which the Company agreed to cooperate exclusively with Zhiyuan Hong Kong on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agreed to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company received 15% of the costs incurred in the Project from Zhiyuan Hong Kong as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The entire advance was reimbursed to the Company in September 2018.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. PREPAID EXPENSES and other assets

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2019	2018

Advance to employees	$-	$355,294
Prepaid income taxes	35,129	800
Other (including prepaid insurance, rent, listing fees)	68,043	232,345
Deposit for leasehold improvement on IT infrastructure facility (1)	432,092	438,151
Deposit for ERP (2)	218,678	437,357
Prepaid leasing and service fees (3)	463,772	1,002,750
Total	1,217,714	2,466,697
Less: current portion	(103,172)	(588,439)
Total noncurrent portion	$1,114,542	$1,878,258

(1)	The Company paid a $432,092 deposit for leasehold improvements on its IT infrastructure facility including upgrading the server room of its Shanghai office. The total project cost is approximately $596,000 and is expected to be completed in October 2019.

(2)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP based on the Company’s current operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $596,000. For the nine months ended March 31, 2019, the Company expensed $218,679 of software development cost incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company plans to integrate the shipping agencies business with the current ERP platform.

(3)	On June 22, 2018, the Company entered into contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP and data management for two years. For the three months ended March 31, 2019, the Company incurred $87,741 in hardware leasing costs, $50,137 IT in consulting costs and $25,069 for continuing integration of the ERP and data management costs. For the nine months ended March 31, 2019, the Company incurred $263,222 in hardware leasing costs, $150,412 IT in consulting costs, $50,137 in system set up costs, and $75,206 for continuing integration of the ERP and data management costs.

Note 6. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2019	2018

Rental and utilities deposits	$60,616	$59,777
Freight logistic deposits (1)	3,062,652	83,526
Total other long-term assets - deposits	$3,123,268	$143,303

(1)	Certain customers require the Company to pay deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.98 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2019	2018

Land and buildings	$200,560	$203,371
Motor vehicles	717,387	598,094
Computer equipment	164,966	165,561
Office equipment	75,321	76,065
Furniture and fixtures	163,989	165,047
System software	118,892	120,485
Leasehold improvements (1)	825,633	828,365

Total	2,266,748	2,156,988

Less: Accumulated depreciation and amortization	(1,234,053)	(1,200,559)

Property and equipment, net	$1,032,695	$956,429

(1)	The Company completed its leasehold improvement for its new Ningbo office in June 2018. The Company subsequently entered into a renegotiation of the lease term with the lessor and the leasehold improvement is subject to inspection and approval by the lessor. The office is not currently in use and thus no amortization expense for the leasehold improvement was recorded for the three and nine months ended March 31, 2019.

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 were $28,200 and $15,827, respectively. Depreciation and amortization expense for the nine months ended March 31, 2019 and 2018 were $47,813 and $42,291, respectively.

Note 8. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	March 31,	June 30,
	2019	2018

Full service logistics platforms	$190,000	$190,000

Less: Accumulated amortization	(84,444)	(36,944)

Intangible asset, net	$105,556	$153,056

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As part of the above-mentioned intelligent logistics platform (see Note 5), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expense amounted to $15,833 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense amounted to $47,500 and $21,111 for the nine months ended March 31, 2019 and 2018, respectively.

Note 9. EQUITY

Stock issuance:

On March 12, 2018, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company sold to the investors in a registered direct offering, an aggregate of 2,000,000 shares of the Company’s common stock, no par value per share, at a price of $1.50 per share for aggregate gross proceeds of $3 million. The placement agent received a cash commission fee equal to 7.5% of the gross proceeds. The offering closed on March 14, 2018. The offering of the 2 million shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-222098), which was originally filed with the SEC on December 15, 2017, and was declared effective by the SEC on February 16, 2018. The Company agreed in the purchase agreement that it would not issue any common stock for 60 calendar days following the closing of the offering and each of the Company’s executive officers and directors agreed to a lock-up period of 60 days from the date of the purchase agreement.

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

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2019:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2018	4,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of March 31, 2019	4,000,000	$1.75

Warrants exercisable, as of March 31, 2019	4,000,000	$1.75

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A 2,000,000	2,000,000	$1.75	4.46 years
2018 Series B 2,000,000	2,000,000	$1.75	0.04 year*

*	The 2,000,000 shares of common stock underlying the 2018 Series B Warrants expired on April 13, 2019.

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Mr. Xiangbin Huang, an accredited investor based in the People’s Republic of China (the “Investor”) on November 8, 2018, pursuant to which the Company agreed to sell to the Investor and the Investor agreed to purchase from the Company, through a private placement, such number of shares of the common stock, that shall be issuable at a purchase price per share equal to 120% of the average closing price of the common stock on NASDAQ Stock Market over the five consecutive trading day period immediately prior to the closing of the transaction for aggregate gross proceeds to the Company of $1,000,000. On December 10, 2018, the Company and the Investor entered into an Amended Agreement (the “Amendment Agreement”, together with the Purchase Agreement, the “Agreements”) pursuant to which the parties reduced the aggregate gross proceeds to the Company to $500,000 (the “Reduced Purchase Price”) in the transaction. The private placement closed (the “Closing”) on December 10, 2018. As a result, the Investor owns a total of 420,168 shares of the common stock, on a $1.19 per share purchase price, or approximately 3.1% of the Company’s issued and outstanding shares of common stock on a pre-transaction basis. The Agreements set forth a one-year restrictive period. An appropriate legend has been affixed to the certificate for such shares.

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and consulting expense were $52,708 for both three months ended March 31, 2019 and 2018. Consulting expense were $158,125 for both nine months ended March 31, 2019 and 2018, respectively.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018.  These shares were valued at $364,000. $0 and $91,000 were recorded as compensation expense for the three months ended March 31, 2019 and 2018, respectively. $91,000 and $182,000 were recorded as compensation expense for the nine months ended March 31, 2019 and 2018, respectively.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $0 and $137,000 were recorded as compensation expense for the three months ended March 31, 2019 and 2018, respectively. $137,000 and $ 274,000 were recorded as compensation expense for the nine months ended March 31, 2019 and 2018, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded legal expense of $63,500 and $190,500 for the three and nine months ended March 31, 2019, respectively.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with a fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $0 and $473,000 for the three and nine months ended March 31, 2019, respectively.

On November 7, 2018, the Board of the Company approved the issuance of 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant’s fair value of approximately $65,000 will be amortized during the remaining service period from November 3, 2018 to May 2, 2019. The Company recorded compensation expense of $32,500 and $54,167 for the three and nine months ended March 31, 2019, respectively.

On December 11, 2018, the Company issued 200,000 shares of common stock valued at $0.89 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $0 and $178,000 for the three and nine months ended March 31, 2019, respectively.

On December 31, 2018, the Board of the Company and the Compensation Committee of the Board (the “Committee”) approved (i) an increase in the annual salaries of Lei Cao, Chief Executive Officer, Tuo Pan, acting Chief Financial Officer, and Zhikang Huang, Chief Operating Officer (the “C-Level Executives”), effective January 1, 2019, and (ii) a one-time award of a total of 950,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to the C-Level Executives, Chief Technology Officer, Yafei Li and the following members of the Board, effective December 31, 2018, for their valuable contributions to the Company in fiscal 2018: Jing Wang, Tieliang Liu and Bradley A. Haneberg. The Committee recommended and the Board determined to make the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 400,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 140,000 shares, (iii) Chief Operating Officer, Zhikang Huang, is entitled to a one-time stock award grant of 180,000 shares, (iv) Chief Technology Officer, Yafei Li is entitled to a one-time stock award grant of 80,000 shares, (v) Board member Jing Wang is entitled to a one-time stock award grant of 50,000 shares, (vi) Board member Tieliang Liu is entitled to a one-time stock award grant of 50,000 shares and (vii) Board member Bradley A. Haneberg is entitled to a one-time stock award grant of 50,000 shares. The Company recorded compensation expense of $0 and $731,500 for the three and nine months ended March 31, 2019, respectively.

During the three months ended March 31, 2019 and 2018, stock-based compensation expense amounted to $148,708 and $280,708, respectively. During the nine months ended March 31, 2019 and 2018, $2,013,292 and $614,125 were charged to general and administrative expenses, respectively.

Stock Options:

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Company’s 2014 Stock Incentive Plan, effective on July 26, 2016, the Company granted options to purchase 150,000 shares of common stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. 75,000 of these options were exercised in February 2017. In accordance with the vesting periods, $0 was expensed related to these options for both the three months ended March 31, 2019 and 2018. $0 and $9,665 were expensed related to these options for the nine months ended March 31, 2019 and 2018, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2018	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of March 31, 2019	85,000	$1.21

Options exercisable, as of March 31, 2019	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at March 31, 2019:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	3.84 years	$2.01	10,000	3.84 years
$1.10	75,000	2.32 years	$1.10	75,000	2.32 years
	85,000			85,000

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2019	2018
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	188,212	142,902
Accumulated deficit	(5,614,377)	(5,521,640)
	(5,068,721)	(5,021,294)
Trans Pacific Logistics Shanghai Ltd.	293,338	208,466
Total	$(4,775,383)	$(4,812,828)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under various operating lease agreements with terms through May 17, 2021. Rental expenses for the three months ended March 31, 2019 and 2018 were $57,745 and $59,183, respectively. Rental expense for the nine months ended March 31, 2019 and 2018 were $170,778 and $178,490, respectively.

Contractual Obligations:

The Company entered into a contract to upgrade its ERP system. The total contract costs amounted to RMB 4,000,000, or approximately $596,000, and of which the Company made a deposit of $437,357 during the year ended June 30, 2018. The remaining balance will be settled upon the completion of services during fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million during the year ended June 30, 2018. The remaining $0.2 million will be paid upon completion of services during fiscal year 2020.

	Leases	Contractual	Total

Twelve months ending March 31,
2020	$148,329	$200,000	$348,329
2021	41,474	158,643	200,117
2022	5,089	-	5,089
	$194,892	$358,643	$553,535

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2019 and June 30, 2018, the Company has estimated its severance payments of $78,000 and $59,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

Sino-Global has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If the Company fails to provide this notice or if the Company wishes to terminate an employment agreement in the absence of cause, then the Company is obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of December 31, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named as a defendant in a breach of service contract lawsuit in the amount of $225,000 filed with the California Superior Court on January 19, 2018. The Company filed a motion with the court to force the plaintiff into arbitration rather than to litigate the dispute in court based on the arbitration provision in the contract. The California Superior Court approved its motion to stay the case pending the resolution of the arbitration and has scheduled a further status conference for June 4, 2019 to get another update about the status of the arbitration. In Indianapolis, this matter has been agreed to settle in exchange for 40,000 restrictive shares of common stock of the Company to the plaintiff, pending the execution of a settlement agreement. As a result of the anticipated settlement, the arbitration in Indianapolis is dismissed and the litigation in California is expected to be dismissed. The Company estimates the accrued liability to be approximately $35,000 and believes it will not likely have a material effect on the Company’s unaudited condensed consolidated operations or financial position.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. INCOME TAXES

On December 22, 2017, the U.S. enacted the TCJA. Under the provisions of the TCJA, the U.S. corporate tax rate decreased from 35% to 21%. Since the Company has a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% rate for subsequent fiscal years.

As of March 31, 2019, the Company re-measured deferred tax assets based on the current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

The Company’s income tax benefit (expense) for the three and nine months ended March 31, 2019 and 2018 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2019	2018	2019	2018

Current
U.S.	$1,191	$-	$(29,124)	$(60,162)
Hong Kong	(9,395)	6,250	(10,276)	(3,172)
PRC	(328,163)	(69,345)	(595,980)	(320,270)
One-time transition tax on accumulated foreign earnings	-	-	-	(478,499)
	(336,367)	(63,095)	(635,380)	(862,103)
Deferred
U.S.	(220,700)	(153,000)	(100,200)	920,700
PRC	308,247	-	308,247	-
Total income tax benefit (expense)	$(248,820)	$(216,095)	$(427,333)	$58,597

The Company’s deferred tax assets are comprised of the following:

	March 31, 2019	June 30, 2018

Allowance for doubtful accounts	$1,314,368	$540,000
Net operating loss	780,000	355,000
Total deferred tax assets	2,094,368	895,000
Valuation allowance	(1,246,700)	(260,500)
Deferred tax assets, net - long-term	$847,668	$634,500

The Company’s operations in the U.S. have incurred a cumulative pre-2017 NOL of approximately $1,421,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2036. During the three and nine months ended March 31, 2019, a total of approximately $833,000 and $1,558,000 of NOL were generated, respectively. Tax benefit derived from such NOL were approximately $175,000 and $327,000 during the three and nine months ended March 31, 2019, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. Management has provided an allowance against the deferred tax assets balance as of March 31, 2019. The net increase in valuation for the three and nine months ended March 31, 2019 amounted to approximately $558,700 and $986,200 respectively, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of its NOL, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all of the Company’s deferred taxes are realizable.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2019	2018

VAT tax payable	$1,042,516	$531,337
Corporate income tax payable	2,503,607	2,104,232
Others	65,038	65,050
Total	$3,611,161	$2,700,619

Note 13. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2019, three customers accounted for 61.9%, 14.7% and 11.6% of the Company’s revenues, respectively. As of March 31, 2019, all of these customers accounted for approximately 41.2% of the Company’s accounts receivable.

For the three months ended March 31, 2018, three customers accounted for 70%, 18% and 10% of the Company’s revenues, respectively. As of March 31, 2018, one of these three customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 84% of the Company’s accounts receivable.

For the nine months ended March 31, 2019, three customers accounted for 35.4%, 16.4% and 13.3% of the Company’s revenues, respectively. As of March 31, 2019, all of these three customers accounted for approximately 41.2 % of the Company’s accounts receivable.

For the nine months ended March 31, 2018, three customers accounted for 59%, 17% and 10% of the Company’s revenues, respectively. As of March 31, 2018, one of these three customers accounted for 100% of the Company’s accounts due from related parties and the remaining two customers accounted for approximately 84% of the Company’s accounts receivable.

Major Suppliers

For the three months ended March 31, 2019, four suppliers accounted for 40%, 15.3%, 14.8%, and 10.5% of the total costs of revenue, respectively.

For the three months ended March 31, 2018, two suppliers accounted for 82% and 15% of the total costs of revenue, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended March 31, 2019, three suppliers accounted for 24.3%, 12.5% and 10.4% of the total costs of revenue, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has four operating segments: (1) shipping agency services; (2) inland transportation management services; (3) freight logistics services; and (4) container trucking services. The Company combined freight logistics services and bulk cargo container services into one segment starting from first quarter of 2019 as both segments have similar nature of services (cargo freight) and was provided to the same customer base. Due to the current economic trade dynamic, the Company has not generated any revenue from bulk cargo container services for the three and nine months ended March 31, 2019 and expects revenue from bulk container trucking to generate less than 5% of its revenue for fiscal year 2019. Revenue from bulk cargo container services accounted for 0% and 4% of total revenue for the three and nine months ended March 31, 2018, respectively.

The following tables present summary information by segment for the three and nine months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$36,380	$-	$-	$36,380
- Third parties	$956,583	$93,407	$21,599,675	$87,094	$22,736,759
Total revenues	$956,583	$129,787	$21,599,675	$87,094	$22,773,139
Cost of revenues	$862,970	$48,750	$20,098,417	$65,058	$21,075,195
Gross profit	$93,613	$81,037	$1,501,258	$22,036	$1,697,944
Depreciation and amortization	$-	$39,109	$476	$4,448	$44,033
Total capital expenditures	$-	$-	$125,806	$8,317	$134,123
Gross margin%	9.8%	62.4%	7.0%	25.3%	7.5%

	For the Three Months Ended March 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$501,000	$-	$-	$501,000
- Third parties	$-	$934,872	$3,577,293	$187,005	$4,699,170
Total revenues	$-	$1,435,872	$3,577,293	$187,005	$5,200,170
Cost of revenues	$-	$91,276	$3,195,492	$118,667	$3,405,435
Gross profit	$-	$1,344,596	$381,801	$68,338	$1,794,735
Depreciation and amortization	$-	$26,268	$475	$4,917	$31,660
Total capital expenditures	$-	$-	$-	$10,929	$10,929
Gross margin%	-	93.6%	10.7%	36.5%	34.5%

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,380	$-	$-	$433,380
- Third parties	$1,845,653	$1,036,407	$36,066,151	$406,368	$39,354,579
Total revenues	$1,845,653	$1,469,787	$36,066,151	$406,368	$39,787,959
Cost of revenues	$1,672,010	$128,624	$32,562,075	$352,915	$34,715,624
Gross profit	$173,643	$1,341,163	$3,504,076	$53,453	$5,072,335
Depreciation and amortization	$-	$79,935	$1,427	$13,951	$95,313
Total capital expenditures	$-	$-	$125,806	$17,674	$143,480
Gross margin%	9.4%	91.2%	9.7%	13.2%	12.7%

	For the Nine Months Ended March 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$1,621,406	$-	$-	$1,621,406
- Third parties	$-	$2,626,773	$10,815,732	$736,751	$14,179,256
Total revenues	$-	$4,248,179	$10,815,732	$736,751	$15,800,662
Cost of revenues	$-	$447,451	$9,518,049	$481,731	$10,447,231
Gross profit	$-	$3,800,728	$1,297,683	$255,020	$5,353,431
Depreciation and amortization	$-	$46,665	$1,426	$15,311	$63,402
Total capital expenditures	$-	$-	$326,508	$53,409	$379,917
Gross margin%	-	89.5%	12.0%	34.6%	33.9%

Total assets as of:

	March 31,	June 30,
	2019	2018

Shipping Agency Services	$498,623	$-
Inland Transportation Management Services	14,811,743	18,338,099
Freight Logistic Services	225,471	591,519
Container Trucking Services	11,238,216	7,228,209
Total Assets	$26,774,053	$26,157,827

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. RELATED PARTY TRANSACTIONS

As of March 31, 2019 and June 30, 2018, the outstanding amounts due from a related party consist of the following:

	March 31,	June 30,
	2019	2018

Tianjin Zhiyuan Investment Group Co., Ltd.	$983,840	$2,319,993
Less: allowance for doubtful accounts	(98,384)	(231,999)
Total	$885,456	$2,087,994

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $433,380 (1.1% of the Company’s total revenue for the nine months ended March 31, 2019). The amount due from Zhiyuan Investment Group as of March 31, 2019 was $983,840. As of March 31, 2019, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019. The company expects to collect the outstanding balance by December 31, 2019.

As of March 31, 2019 and June 30, 2018, the outstanding amounts advances to suppliers-related party consist of the following:

	March 31,	June 30,
	2019	2018

Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd.	$-	$3,414,619
Total	$-	$3,414,619

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan Hong Kong (the “Buyer”) which is owned by the Company’s largest shareholder, jointly with China Minmetals Corporation and China Metallurgical Group Corporation. Zhiyuan Hong Kong acted as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of a facility owned by Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, for which the Company received a 1% to 1.25% transportation fee incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, in which the Company agreed to cooperate with the Buyer exclusively on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agreed to make prepayments to the Buyer for its share of packaging and transporting costs related to the Project; in return, the Company received 15% of the costs incurred in the Project from the Buyer as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The entire advance was reimbursed in September 2018.

Note 16. SUBSEQUENT EVENTS

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity to provide management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares and valued at $0.85 on April 8, 2019 per share to the consulting entity. These shares were valued at $255,000 and will be expensed in six months.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., which the Company will hold a 20% equity interest. The Company has not provided any cash contribution to the joint venture as of the date of this filing.

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

Overview

Third Quarter 2019 Highlights

Sales in the three months ended March 31, 2019 increased by $17,572,969 or 337.9%, from $5,220,170 for the three months ended March 31, 2018, to $22,773,139. The increase was mainly due to the fact that we continued to expand our freight logistics segment through continuing co-operations with our major customers. Revenue from the freight logistics segment increased approximately $18.0 million or 503.8% compared to the same period in fiscal year 2018.

During the quarter ended March 31, 2019, we generated approximately $1.0 million in revenue from providing shipping agency services. We transitioned back into the shipping agency business in the second quarter of 2019 since we have an integrated online logistics platform that allows us to handle a wider base of customers in China and ports throughout the world.

On January 1, 2019, the Company signed a shipment service agreement with Chongqing Iron and Steel Company (“Chongqing Iron and Steel”) which engaged the Company to ship one million tons of iron ore and coal to the designated port of Chongqing with service period from January 1, 2019 to December 31, 2019. This business relationship will further enhance and develop our freight logistics business.

2019 Trends

In the past few years, we have sought diversification for our business and have developed freight logistics, container trucking and inland transportation management segments and temporarily suspended our shipping agency business. However, with our decades of experiences in the shipping agency business and solid business relationships with statement-owned enterprise such as Bao-Steel, Capital Steel, and China Ocean Shipping Group Company (COSCO) , we believe it is in our best interests to redirect our focus to this segment in 2019 based on our assessment of current global trading environments. Since we transitioned back into the shipping agency business, we have significantly increased revenues from our subsidiary in Hong Kong. Our goal for the next couple of years is to further develop our shipping agency business by expanding it into our subsidiaries in the U.S. in hopes to bring in more revenues and increase profit. To our knowledge, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only such shipping agency company listed on a major stock exchange in the United States (“U.S.”) as most other shipping agencies that operate in this segment are much smaller. The market in this industry is fragmented. Our IT infrastructure currently under development, and our business insight to build a global network of shipping agencies. In addition, our current business segments such as freight logistics and container trucking can also be integrated to provide more comprehensive logistics services for our customers.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., which the Company will hold a 20% equity interest. Our goal is to bring in more revenues and increase profit for our operations in the U.S. through this cooperation. The Company has not provided any cash contribution to the joint venture as of the date of this filing.

Company Structure

The Company, founded in 2001, is a non-asset based global shipping and freight logistics integrated solutions provider. We provide tailored solutions and value-added services for our customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S. , where a majority of our clients are located.

We operate in four operating segments, including (1) shipping agency services, operated by our subsidiary in Hong Kong; (2) inland transportation management services, operated by our subsidiaries in the U.S.; (3) freight logistics services, operated by our subsidiaries in the PRC and the U.S.; and (4) container trucking services, operated by our subsidiaries in the PRC and the U.S. We combined freight logistics and bulk cargo container services into one segment beginning in the first quarter of fiscal year 2019 as both segments offer similar services (cargo freight) and serve the same customer base. Due to the current economic trade dynamic, we have not generated any revenue from bulk cargo container services for the three and nine months ended March 31, 2019 and expect revenue from bulk container trucking to generate less than 5% of our revenue for fiscal year 2019. Revenue from bulk cargo container services accounted for 0% and 4.0% of our total revenue for the three and nine months ended March 31, 2018, respectively.

On September 11, 2017 we also set up Ningbo Saimeinuo Supply China Management Ltd. (Sino Ningbo) which mainly engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting from the fiscal year 2018.

On September 3, 2018, we entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. We have 51% equity interests in the joint venture. Ningbo Far-East is one of the top ranking shipping agencies for private enterprises in Ningbo and Zhoushan ports in China. Currently we are conducting the shipping agency business through our wholly-owned Hong Kong subsidiary and there was no major operation of the joint venture for the three and nine months ended March 31, 2019.

As described above under the heading 2019 Trends, we will have a 20% equity interest in a joint venture named State Priests Management Ltd. formed with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, in the state of New York on April 10, 2019.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

The Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Revenues increased by $17,572,969 or 337.9%, from $5,220,170 for the three months ended March 31, 2018 to $22,773,139 for the same period in 2019. The increase was mainly due to our continuing efforts to diversify our business, resulting in the rise in revenues generated from its freight logistics services segment.

The following tables present summary information by segments for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$36,380	$-	$-	$36,380
- Third parties	$956,583	$93,407	$21,599,675	$87,094	$22,736,759
Total revenues	$956,583	$129,787	$21,599,675	$87,094	$22,773,139
Cost of revenues	$862,970	$48,750	$20,098,417	$65,058	$21,075,195
Gross profit	$93,613	$81,037	$1,501,258	$22,036	$1,697,944
Depreciation and amortization	$-	$39,109	$476	$4,448	$44,033
Total capital expenditures	$-	$-	$125,806	$8,317	$134,123
Gross margin%	9.8%	62.4%	7.0%	25.3%	7.5%

	For the Three Months Ended March 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$501,000	$-	$-	$501,000
- Third parties	$-	$934,872	$3,577,293	$187,005	$4,699,170
Total revenues	$-	$1,435,872	$3,577,293	$187,005	$5,200,170
Cost of revenues	$-	$91,276	$3,195,492	$118,667	$3,405,435
Gross profit	$-	$1,344,596	$381,801	$68,338	$1,794,735
Depreciation and amortization	$-	$26,268	$475	$4,917	$31,660
Total capital expenditures	$-	$-	$-	$10,929	$10,929
Gross margin%	-	93.6%	10.7%	36.5%	34.5%

	% Changes for the Three Months Ended March 31, 2019 to 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(92.7%)	-	-	(92.7%)
- Third parties	100%	(90.0%)	503.8%	(53.4%)	383.8%
Total revenues	100%	(91.0%)	503.8%	(53.4%)	337.9%
Cost of revenues	100%	(46.6%)	529.0%	(45.2%)	518.9%
Gross profit	100%	(94.0%)	293.2%	(67.8%)	(5.4%)

Depreciation and amortization	-	48.9%	0.2%	(9.5%)	39.1%
Total capital expenditures	-	-	100.0%	(23.9%)	1,127.2%
Gross margin%	9.8%	(31.2%)	(3.7%)	(11.2%)	(27.1%)

Revenues

(1) Revenues from Shipping Agency Services

In mid-2018, the Company decided to transition back into the shipping agency business, because the Company now has an integrated online logistics platform that allows it to handle a wider base of customers in both China and other ports throughout the world. For the three months ended March 31, 2019 and 2018, shipping agency services generated revenues of $956,583 and $0, respectively, representing a 100.0% increase in both revenues and gross profit. The increase in this segment revenue was due to the increase in the total number of ships served. For the three months ended March 31, 2019, we served 29 ships.

(2) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. Both contracts have been extended to FY 2019. The service fee charge was RMB 32 per ton transported for Tengda Northwest and RMB 38 per ton transported for Zhiyuan Investment Group. The service fee charge rates are determined by the scope of services provided.

For the three months ended March 31, 2019 and 2018, inland transportation management services generated related party revenue of $36,380 and $501,000, respectively, representing a decrease of $464,620 or 92.7%. The decrease was mainly from a decrease in quantity transported of 6,532 tons for the three months ended March 31, 2019, compared to 83,837 tons for the same period in 2018, coupled with the effects of appreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.7499 for the three months ended March 31, 2019, as compared to US$1 to RMB 6.3594 for the same period in 2018.

Revenue generated from Tengda Northwest for the three months ended March 31, 2019 and 2018 amounted to $93,407 and $934,872, respectively. The overall decrease in revenue of $841,465 or 90.0% was mainly due to a decrease in quantities transported. Transported quantities were 19,916 tons for the three months ended March 31, 2019, compared to 184,706 tons for the same period in 2018. The decrease in quantity, combined with the effect of currency fluctuations resulted in the decrease in revenue. As the customers have obtained more experience in controlling potential loss of commodities, the need for our services has diminished.

For the three months ended March 31, 2019 and 2018, gross profit of inland transportation management services amounted to $81,037 and $1,344,596, respectively, which represented a 94.0% decrease. Overall gross margins for this segment decreased to 62.4% for the quarter ended March 31, 2019, from 93.6% for the same period in 2018. The decrease in gross margins in the current period was mainly due to the increase in cost compared to the same period in 2018.

(3) Revenues from Freight Logistic Services

Freight Logistic Services consist primarily of cargo forwarding, brokerage and other freight services in China. During the three months ended March 31, 2019, revenues increased by $18,022,382 or 503.8%. As discussed previously, we combined freight logistics and bulk cargo container services into one segment starting from the first quarter of 2019. We have not generated any revenue from bulk cargo container services for the three months ended March 31, 2019 and 2018, respectively.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. Three of our major customers during the three months ended March 31, 2019 accounted for, in aggregate, approximately $20.1 million or 88.2 % of the revenues generated. Our gross profit margin decreased by 3.7% from 10.7% for the three months ended March 31, 2018 to 7.0% for the same period in 2019, which was due to higher percentage increases in cost. Even with the same customers, every transaction has unique gross margins due to differing service scopes. Usually, an engagement where the Company provides a broader set of services generates a higher gross margin and an engagement with a more limited scope generates a lower gross margin. Our proportion of limited scope engagements increased significantly, including revenue from our three largest customers, and contributed a greater portion of revenue in this sector than full-service business, as compared to the prior period.

(4) Revenues from Container Trucking Services

For the three months ended March 31, 2019 and 2018, revenues generated from container trucking services were $87,094 and $187,005, respectively. Overall revenues from this segment decrease by $99,911 or 53.4%. The related gross profit was 22,036 and decreased by $46,302, from a gross profit of $68,338 for the three months ended March 31, 2018. The decrease in revenues from this segment was primarily due to the pending trade negotiations with China, which decreased container shipments from China to the U.S. Gross profit margin decreased by 11.2% because we had a higher percentage decrease in sales than costs for this segment.

Operating Costs and Expenses

Operating costs and expenses increased by $19,084,060 or 388.0%, from $4,918,312 for the three months ended March 31, 2018 to $24,002,372 for the three months ended March 31, 2019. This increase was mainly due to an increase in general and administrative expenses and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2019		2018		Change
	US$	%	US$	%	US$		%

Revenues	22,773,139	100.0%	5,200,170	100.0%	17,572,969		337.9%
Cost of revenues	21,075,195	92.5%	3,405,435	65.5%	17,669,760		518.9%
Gross margin	7.5%		34.5%		(27.1%	)
Selling expenses	140,601	0.6%	35,363	0.7%	105,238		297.6%
General and administrative expenses	2,637,868	11.6%	1,196,806	23.0%	1,441,062		120.4%
Stock-based compensation	148,708	0.7%	280,708	5.4%	(132,000)		(47.0%)
Total Costs and Expenses	24,002,372	105.4%	4,918,312	94.6%	19,084,060		388.0%

Cost of Revenues

Our cost of revenues consisted primarily of freight costs to various freight carriers. Cost of revenues was $21,075,195 for the three months ended March 31, 2019, an increase of $17,669,760 or 518.9%, as compared to $3,405,435 for the same period in 2018. The overall cost of revenues as a percentage of our revenues increased from 65.5% for the three months ended March 31, 2018 to 92.5% for the three months ended March 31, 2019. The increase of costs resulted primarily from the freight logistics services segment, which was due to an increase in freight cost of carriers, as well as a result of rising fuel costs.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports in which we provide services. For the three months ended March 31, 2019, we had $140,601 of selling expenses, as compared to $35,363 for the three months ended March 31, 2018, which represents an increase of $105,238 or 297.6%. The increase, as a dollar amount, in selling expenses was incurred as part of our efforts to maintain our current customer relationships. As a percentage of revenue, our selling expenses was 0.6% for the three months ended March 31, 2019, as compared to 0.7% for the corresponding period in 2018, which remained consistent.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, bad debt, regulatory filings and listing fees, amortization of stock-based compensation expenses, legal, accounting and other professional service fees. For the three months ended March 31, 2019, we had $2,637,868 of general and administrative expenses, as compared to $1,196,806 for the three months ended March 31, 2018, which represents an increase of $1,441,062 or 120.4%. The Company’s provision for doubtful accounts was $1,583,965 for the three months ended March 31, 2019, compared with a provision for doubtful accounts of $570,712 for the same period in 2018. The increase was due to slower collections from customers with significant increased credit sales. As we continue our business relationship with several large customers, we are monitoring the collection closely with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue decreased from 23.0% for the three months ended March 31, 2018 to 11.6% for the same period in 2019, which is mainly attributable to higher operating efficiency with increased revenue.

Stock-based compensation

Stock-based compensation was $148,708 for the three months ended March 31, 2019, a decrease of $132,000, or 47.0%, as compared to $280,708 for the three months ended March 31, 2018. The decrease in stock-based compensation was because shares of common stock issued in October 2017 were already fully amortized prior to the three months ended March 31, 2019.

Operating Income (Loss)

We had an operating loss of $1,229,233 for the three months ended March 31, 2019, compared to an operating income of $281,858 for the comparable period in 2018. The change was mainly due to the increased costs of revenue, selling, general and administrative and the decreased stock-based compensation expenses discussed above.

Financial Income, Net

Our net financial income was $2,499 for the three months ended March 31, 2019, compared to $170,134 for the same period in 2018. We have operations mainly in the U.S., Hong Kong and the PRC. Our financial income for this reporting period primarily reflects foreign currency transaction income or loss expressed in U.S. dollars.

Taxation

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “TCJA”). Under the provisions of the TCJA, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% for subsequent fiscal years.

As of March 31, 2019, we re-measured deferred tax assets based on a current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 net operating loss (“NOL”) of approximately $1,421,000, as of June 30, 2018, which may reduce future federal taxable income. The NOL will expire in 2036. During the three months ended March 31, 2019, a total of approximately $833,000 of NOL which includes an approximately $413,000 increase in allowance for doubtful accounts was generated. The tax benefit derived from such NOL was approximately $175,000. We recorded an income tax expense of $248,820 for the three months ended March 31, 2019, compared to income tax expense of $216,095 for the same period in 2018. For the three months ended March 31, 2019, current income tax increased by $273,272 or 433.1%, as compared to the same period in 2018; the increase was primarily caused by increased operating income from the PRC.

During the three months ended March 31, 2019, we recognized a total deferred income tax benefit of $87,547, which was mainly due to the increase in allowance for bad debt offset by the increase in NOL, and valuation allowance against the deferred tax assets based on the Company’s latest projected taxable income. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We have provided an allowance against the deferred tax assets balance as of March 31, 2019. The net increase in valuation for the three months ended March 31, 2019 amounted to approximately $558,700, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due to the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of the Company’s deferred taxes are realizable.

Net Income (loss)

As a result of the foregoing, we had a net loss of $1,475,554 for the three month ended March 31, 2019, compared to net income of $235,897 for the three months ended March 31, 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $1,388,790 for the three months ended March 31, 2019, compared to net income attributable to the Company of $84,954 for the three months ended March 31, 2018. Comprehensive loss attributable to the Company was $1,116,877 for the three months ended March 31, 2019, compared to a comprehensive income attributable to the Company of $369,558 for the three months ended March 31, 2018.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Revenues

Revenues increased by $23,987,297 or 151.8%, from $15,800,662 for the nine months ended March 31, 2018 to $39,787,959 for the same period in 2019. The increase was due to our continuing efforts to diversify our business, resulting in the increase in revenues generated from the Company’s freight logistics services segment and shipping agency services as we transitioned back to this segment from the second quarter of fiscal year 2019.

The following tables present summary information by segments for the nine months ended March 31, 2019 and 2018:

	For the Nine Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,380	$-	$-	$433,380
- Third parties	$1,845,653	$1,036,407	$36,066,151	$406,368	$39,354,579
Total revenues	$1,845,653	$1,469,787	$36,066,151	$406,368	$39,787,959
Cost of revenues	$1,672,010	$128,624	$32,562,075	$352,915	$34,715,624
Gross profit	$173,643	$1,341,163	$3,504,076	$53,453	$5,072,335

Depreciation and amortization	$-	$79,935	$1,427	$13,951	$95,313
Total capital expenditures	$-	$-	$125,806	$17,674	$143,480
Gross margin%	9.4%	91.2%	9.7%	13.2%	12.7%

	For the Nine Months Ended March 31, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$1,621,406	$-	$-	$1,621,406
- Third parties	$-	$2,626,773	$10,815,732	$736,751	$14,179,256
Total revenues	$-	$4,248,179	$10,815,732	$736,751	$15,800,662
Cost of revenues	$-	$447,451	$9,518,049	$481,731	$10,447,231
Gross profit	$-	$3,800,728	$1,297,683	$255,020	$5,353,431

Depreciation and amortization	$-	$46,665	$1,426	$15,311	$63,402
Total capital expenditures	$-	$-	$326,508	$53,409	$379,917
Gross margin%	-	89.5%	12.0%	34.6%	33.9%

	% Changes for the Nine Months Ended March 31, 2019 to 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(73.3%)	-	-	(73.3%)
- Third parties	100%	(60.5%)	233.5%	(44.8%)	177.6%
Total revenues	100%	(65.4%)	233.5%	(44.8%)	151.8%
Cost of revenues	100%	(71.3%)	242.1%	(26.7%)	232.3%
Gross profit	100%	(64.7%)	170.0%	(79.0%)	(5.3%)

Depreciation and amortization	-	71.3%	0.1%	(8.9%)	50.3%
Total capital expenditures	-	-	(61.5%)	(66.9%)	(62.2%)
Gross margin%	9.4%	1.8%	(2.3%)	(21.5%)	(21.1%)

Revenues

(1) Shipping Agency Services

In mid-2018, the Company decided to transition back into the shipping agency business, because it now has an integrated online logistics platform that allows it to handle a wider base of customers in China and other ports throughout the world. For the nine months ended March 31, 2019 and 2018, shipping agency services generated revenues of $1,845,653 and $0, respectively, representing a 100.0% increase in both revenues and gross profit. The increase in this segment revenue was due to the increase in the total number of ships served. For the nine months ended March 31, 2019, we served 51 ships.

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

For the nine months ended March 31, 2019 and 2018, inland transportation management services generated related party revenue of $433,380 and $1,621,406, respectively, representing a 73.3% decrease. The decrease was mainly from a decrease in quantities transported of 77,804 tons for the nine months ended March 31, 2019 compared to 281,382 tons for same period in 2018 coupled with the effects of appreciation of USD against RMB. The exchange rate for US$1 to RMB was 6.8229 for the nine months ended March 31, 2019 as compared to 6.5482 for the same period in 2018.

Revenue generated from Tengda Northwest for the nine months ended March 31, 2019 and 2018 amounted to $1,036,407 and $2,626,773, respectively. The overall decrease in revenue from third party of $1,590,366 or 60.5% was mainly due to the decrease in quantity transported. Transported quantities were 221,557 tons for the nine months ended March 31, 2019 compared to 535,540 tons for the same period in 2018. The decrease in quantities transported, combined with the effect of currency fluctuations, resulted in the decrease in revenue.

For the nine months ended March 31, 2019 and 2018, gross profit of inland transportation management services amounted to $1,341,163 and $3,800,728, respectively, representing a 64.7% decrease. Overall gross margins for this segment increased to 91.2% for the nine months ended March 31, 2019 from 89.5% for the same period in 2018. Gross margins for both periods remained relatively consistent.

(3) Revenues from Freight Logistic Services

Freight Logistic Services primarily consist of cargo forwarding, brokerage and other freight services. During the nine months ended March 31, 2019, revenues increased $25,250,419 or 233.5%. As discussed previously, we combined freight logistics and bulk cargo container services into one segment starting from first quarter of 2019 and we have not generated any revenue from bulk cargo container services for the nine months ended March 31, 2019. Revenue from bulk cargo container services accounted for 4.0% of total revenue 5.9% of segment revenue and for the nine months ended March 31, 2018, respectively.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. Three of our major customers during the nine months ended March 31, 2019 collectively attributed approximately $25.9 million or 65.1% of the revenues generated. Our gross profit margin decreased by 2.3% from 12.0% for the nine months ended March 31, 2018 to 9.7% for the same period in 2019 due to higher percentage increase in costs than sales for this segment. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where the Company provides a broader set of services generates a higher gross margin, and an engagement of a more limited scope has a lower gross margin. Our proportion of limited scope engagements increased significantly, such as revenue from the three major customers, and contributed a much higher portion of revenue in this sector than full-service business compared to the prior period.

(4) Revenues from Container Trucking Services

For the nine months ended March 31, 2019 and 2018, revenues generated from container trucking services were $406,368 and $736,751, respectively. Overall revenues from this segment decreased by $330,383 or 44.8%. The decrease was partially due to the disposition of our former joint venture company named ACH Trucking Center Corp. (“ACH Center”), which had $42,968 in revenues for the nine months ended March 31, 2018. The decrease in revenues from this segment was primarily due to the pending trade negotiations with China which decreased container shipments from China to the U.S. The related gross profit decreased by $201,567 from $255,020 for the nine months ended March 31, 2018 to $53,453 for the same period in 2019 Gross profit margin decreased by 21.5% because we had a higher percentage decrease in sales than costs for this segment.

Operating Costs and Expenses

Operating costs and expenses increased by $28,642,356 or 192.1%, from $14,908,206 for the nine months ended March 31, 2018 to $43,550,562 for the nine months ended March 31, 2019. This increase was due to the increase in general and administrative expenses, stock-based compensations and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2019		2018		Change
	US$	%	US$	%	US$	%

Revenues	39,787,959	100.0%	15,800,662	100.0%	23,987,297	151.8%
Cost of revenues	34,715,624	87.3%	10,447,231	66.1%	24,268,393	232.3%
Gross margin	12.7%		33.9%		(21.1%)
Selling expenses	507,199	1.3%	393,090	2.5%	114,109	29.0%
General and administrative expenses	6,314,447	15.9%	3,444,095	21.8%	2,870,352	83.3%
Stock-based compensation	2,013,292	5.1%	623,790	3.9%	1,389,502	222.8%
Total Costs and Expenses	43,550,562	109.6%	14,908,206	94.3%	28,642,356	192.1%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $34,715,624 for the nine months ended March 31, 2019, an increase of $24,268,393, or 232.3%, as compared to $10,447,231 for the same period in 2018. The overall cost of revenues as a percentage of our revenues increased from 66.1% for the nine months ended March 31, 2018, to 87.3% for the nine months ended March 31, 2019. The increase of costs was mainly from the freight logistics services segment due to an increase in freight cost of carriers as well as a result of rising fuel costs. Cost of revenues for freight logistics and container trucking services consist primarily of freight costs to various freight carriers.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the nine months ended March 31, 2019, we had $507,199 of selling expenses, as compared to $393,090 for the nine months ended March 31, 2018, which represents an increase of $114,109 or 29.0%. Selling expenses continues to increase as our business grows. As a percentage of revenue, our selling expenses was 1.3% for the nine months ended March 31, 2019, as compared to 2.5% for the corresponding period in 2018.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, office rent, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees. For the nine months ended March 31, 2019, we had $6,314,447 of general and administrative expenses, as compared to $3,444,095 for the nine months ended March 31, 2018, an increase of $2,870,352, or 83.3%. The Company’s provision for doubtful accounts was $2,871,752 for the nine months ended March 31, 2019 compared with a provision for doubtful accounts of $1,408,143 for the same period in 2018. The increase was due to slower collections from customers in the inland transportation segment. As we continue our business relationships with several large customers, we are monitoring collection closely with respect to our trade accounts receivable. General and administrative expenses as a percentage of revenue decreased from 21.8% for the nine months ended March 31, 2018 to 15.9% for the same period in 2019.

Stock-based compensation

Stock-based compensation was $2,013,292 for the nine months ended March 31, 2019, an increase of $1,389,502, or 222.8%, as compared to $623,790 for the nine months ended March 31, 2018. The significant increase in stock-based compensation was due to additional shares of common stock issued to employees and management.

Operating Income (Loss)

We had an operating loss of $3,762,603 for the nine months ended March 31, 2019, compared to an operating income of $892,456 for the comparable period in 2018. The significant operating loss for the current period was mainly due to the increased costs of revenue, general and administrative expenses and stock-based compensation expenses discussed above.

Financial Income, Net

Our net financial income was $3,993 for the nine months ended March 31, 2019, compared to $392,729 for the same period in 2018. We have operations mainly in the U.S., Hong Kong and the PRC; our financial income for this reporting period primarily reflects the foreign currency transaction income or loss expressed in U.S. dollars.

 Taxation

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “TCJA”). Under the provisions of the TCJA, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% for subsequent fiscal years.

As of March 31, 2019, we re-measured deferred tax assets based on a current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 NOL of approximately $1,421,000 as of June 30, 2018, which may reduce future federal taxable income. The NOL will expire in 2036. During the nine months ended March 31, 2019, a total of approximately $1,558,000 of NOL was generated and the tax benefit derived from such NOL was approximately $327,000. We recorded an income tax expense of $427,333 for the nine months ended March 31, 2019, compared to income tax benefit of $58,597 for the same period in 2018. For the nine months ended March 31, 2019, current income tax decreased by $226,723 or 26.3%, as compare to the same period in 2018; the decrease is mainly caused by the one-time transition tax in 2018. We had approximately $1,558,000 of operating loss in the U.S., which includes non-deductible stock compensation expenses of $1,473,500 and approximately $1,643,000 increase in allowance for doubtful accounts.

During the nine months ended March 31, 2019, we recognized a total deferred income tax expense of approximately $208,047, which was mainly due to the increase in allowance for bad debt and offset by the increase in NOL, and valuation allowance against the deferred tax assets based on the Company’s latest projected taxable income.

 We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. We have provided an allowance against the deferred tax assets balance as of March 31, 2019. The net increase in valuation for the nine months ended March 31, 2019 amounted to approximately $986,200, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Management considers new evidence, both positive and negative, that could affect its future realization of deferred tax assets. Due the Company’s forecasted pretax income and continuing utilization of NOL, management has determined that there is sufficient positive evidence to conclude that it is more likely than not that all of its deferred taxes are realizable.

Net Income (loss)

As a result of the foregoing, we had a net loss of $4,185,943 for the nine month ended March 31, 2019, compared to net income of $1,343,782 for the nine months ended March 31, 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $4,179,524 for the nine months ended March 31, 2019, compared to net income attributable to the Company of $999,846 for the nine months ended March 31, 2018. Comprehensive loss attributable to the Company was $4,529,845 for the nine months ended March 31, 2019, compared to a comprehensive income attributable to the Company of $1,561,395 for the nine months ended March 31, 2018.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2019, we had $3,523,907 in cash. We held approximately 5.7% of our cash in banks located in New York, Los Angeles, Australia and Hong Kong and held approximately 94.3% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(3,322,653)	$(813,944)
Net cash used in investing activities	$(143,480)	$(1,007,274)
Net cash provided by financing activities	$500,000	$2.585.091
Effect of exchange rate fluctuations on cash	$(608,219)	$52,327
Net increase (decrease) in cash	$(3,574,352)	$816,200
Cash at the beginning of period	$7,098,259	$8,733,742
Cash at the end of period	$3,523,907	$9,549,942

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2019	2018	Variation	%

Total Current Assets	$20,550,324	$22,392,281	$(1,841,957)	(8.2%)
Total Current Liabilities	$9,217,887	$6,622,553	$2,595,334	39.2%
Working Capital	$11,332,437	$15,769,728	$(4,437,291)	(28.1%)
Current Ratio	2.23	3.38	(1.15)	(34.1%)

We finance our ongoing operating activities primarily by using funds from our operations and raising capital. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, we monitor and analyze our cash on-hand, ability to generate sufficient revenue sources in the future and our operating and capital expenditure commitments. We plan to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and ability to access other funding sources, we believe that the foregoing measures will provide sufficient liquidity for us to meet our future liquidity and capital obligations. We believe we have sufficient working capital for the twelve months from the issuance of this report.

We entered into a Share Purchase Agreement (the “Purchase Agreement”) with Mr. Xiangbin Huang, an accredited investor based in the People’s Republic of China (the “Investor”) on November 8, 2018, pursuant to which we agreed to sell to the Investor, and the Investor agreed to purchase from us, through a private placement, such number of shares of the common stock, no par value per share, shall be issuable at a purchase price per share equal to 120% of the average closing price of the Common Stock on NASDAQ Stock Market over the five consecutive trading day period immediately prior to the closing of the transaction for aggregate gross proceeds to the Company of $1,000,000. On December 10, 2018, we and the Investor entered into an Amendment Agreement (the “Amendment Agreement”, together with the Purchase Agreement, the “Agreements”) pursuant to which the parties reduced the aggregate gross proceeds to us to $500,000 in the transaction. The private placement above referenced closed on December 10, 2018. As a result, the Investor owns a total of 420,168 shares of the common stock, on a $1.19 per share purchase price, approximately 3.1% of our issued and outstanding shares of the common stock on a pre-transaction basis. The Agreements sets forth a one-year restrictive period. An appropriate legend has been affixed to the certificate for such shares.

Operating Activities

Our net cash used in operating activities was approximately $3.3 million for the nine months ended March 31, 2019 compared to net cash used in operating activities of approximately $0.8 million for the same period in 2018. The increase in operating cash outflow is primarily attributable to our net loss of approximately $4.2 million, in which approximately $2.0 million was non-cash stock compensation expense. We had an increase of approximately $8.3 million in accounts receivable due to slower collections from customers with increased credit sales offset by approximately $2.9 million of provisions for doubtful accounts, an increase of approximately $2.5 million in long-term deposits, an increase in advances to third party suppliers of approximately $0.4 million offset by the decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, and a decrease in prepaid expenses and other current assets of approximately $0.8 million, which mainly consisted of software development costs for ERP system, various fees, including fees for leasing system hardware and other related consulting fees, incurred during the nine months ended March 31, 2019, a decrease of approximately $1.6 million due from related parties and an increase of approximately $1.3 million in accounts payable.

Net cash used in operating activities was approximately $0.8 million for the nine months ended March 31, 2018, including net income of approximately $1.3 million from increased revenue generated from freight logistics services, deferred tax benefit of approximately $0.9 million, provision for doubtful accounts of approximately $1.4 million and amortization of stock-based compensation to consultants and employees of approximately $0.6 million as reconciled. In the current period, accounts receivable increased by approximately $3.2 million and the amount due from related parties increased approximately $0.8 million because of increased revenue for the period. On the other hand, taxes payable increased by approximately $0.8 million primarily due to the one-time transition tax on accumulated foreign earnings.

Investing Activities

Net cash used in investing activities was approximately $0.1 million for the nine months ended March 31, 2019, for the purchase of a motor vehicle.

Net cash used in investing activities was approximately $1.0 million for the nine months ended March 31, 2018, because we purchased a motor vehicle, office equipment and started leasehold improvements of our new Ningbo office for total amount of approximately $0.4 million. We also completed four applications in our logistics information platform which costs of approximately $0.2 million and we made a deposit of approximately $0.4 million for the development of our next phase of the platform.

Financing Activities

Net cash provided by financing activities was $500,000 for the nine months ended March 31, 2019 due to cash proceeds received from issuance of common stock to a private investor.

Net cash provided by financing activities was approximately $2.6 million for the nine months ended March 31, 2018 as we completed an equity financing in which we sold 2 million shares of our common stock and 4 million warrants for total net proceeds of approximately $2.6 million.

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

There have been no other material changes during the nine months ended March 31, 2019 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2018. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

As of March 31, 2019, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 15, 2019	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)