Form 10-K
period 2019-06-30
Sino-Global Shipping America, Ltd.
filed 2019-09-30
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(718) 888-1814
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SINO	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2018, the last business day of the registrant’s second fiscal quarter, was approximately $7,913,031.

The number of shares of common stock outstanding as of September 20, 2019 was 16,659,037.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-K

i

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K (this “Report”):

●	“We,” “us,” “our,” and “our Company” refer to Sino-Global Shipping America, Ltd., a Virginia company incorporated in April 2001, and all of its direct and indirect consolidated subsidiaries;

●	“Sino-Global” or “Sino” refers to Sino-Global Shipping America, Ltd;

●	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity;

●	“Trans Pacific” refers to and relates collectively to Trans Pacific Shipping Ltd., our wholly-owned subsidiary located in China, and Trans Pacific Logistics Shanghai Ltd., 90% of whose equity is owned by Trans Pacific Shipping Ltd.;

●	“Shares” refers to shares of our common stock, without par value per share;

●	“PRC” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau;

●	“US” or “U.S.” refers to United States of America;

●	“HK” refers to Hong Kong; and

●	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services among others;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in China and its relationship with U.S.;

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;

●	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect our services, operations and financial performance;

●	The acceptance in the marketplace of our new lines of services;

●	The foreign currency exchange rate fluctuations;

●	Hurricanes or other natural disasters;

●	Our ability to identify and successfully execute cost control initiatives;

●	The impact of quotas, tariffs or safeguards on our customer products that we service;

●	Our ability to attract, retain and motivate skilled personnel; or

●	Our expansion and growth into other areas of the shipping industry.

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

ii

PART I

Item 1. Business.

Overview

Sino-Global Shipping America, Ltd. (“Sino,” the “Company,” or “we”), a Virginia corporation, was founded in the United States (the “U.S.”) in 2001. Sino is a non-asset based global shipping and freight logistics integrated solution provider. Sino provides tailored solutions and value-added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. We operate in four segments including (1) inland transportation management services which are operated by its subsidiaries in the PRC, Hong Kong and the U.S., (2) freight logistics services which are operated by its subsidiaries in the PRC and the U.S., (3) container trucking services which are through a joint venture in the U.S. from January to December 2017 and have been operated by its subsidiaries in the PRC, and (4) bulk cargo container services which are currently operated by its subsidiary in the U.S. We also operated in shipping agency business prior to fiscal year 2017 and have re-positioned ourselves to further operate in this segment in fiscal year 2019.

We conduct our business primarily through our wholly-owned subsidiaries in the U.S. (New York and Los Angeles) and the People’s Republic of China including Hong Kong (the “PRC” or “China”). Currently, a significant portion of our business is generated from our clients located in the PRC.

Company Structure

The Company conducts its business primarily through its wholly-owned subsidiaries in the U.S. (New York and Los Angeles) and China (including Hong Kong).

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

In fiscal year 2017, we also expanded into container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China. We have signed a cooperation agreement with Sino-Trans Guangxi Logistics Co. Ltd. (“Sinotrans”), which is a state-owned enterprise of China, with a service period from July 1, 2017 to December 31, 2020, to provide freight logistics services and container trucking services to them in the U.S. To ensure effective and high-quality services provided to our customers in the U.S., we established a joint venture, ACH Trucking Center Corp., in the third quarter of fiscal 2017 with a U.S. local freight forwarder, Jetta Global Logistics Inc. The joint venture ended in December 2017 and we continue to operate trucking business through our other subsidiaries. Since ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center was not reported as discontinued operations in the financial statements.

As an effort to further diversify our business, in the second quarter of fiscal 2018, we have developed bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities which traditionally are shipped by freight cargo. Freight cargo rate is usually lower than that of container freight rate, however the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China is further reduced. Therefore with the signing of a strategic cooperation agreement COSCO Shipping Beijing International Freight Co., Ltd., we are able to take advantage of the low container rate to jointly promote bulk cargo container transportation. Revenue from bulk cargo container services amounted to $638,227 for the fiscal 2018 while we didn’t have such business in 2017. We temporarily suspended to provide this service in fiscal year 2019 due to the market environment factors.

In the first quarter of fiscal 2018, we established a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. which primarily engages in transportation management and freight logistics services.

Starting with fiscal year 2019, current trade dynamics make it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, we realized a lower shipping volumes and less utilization of its online platform, which has caused us to shift our focus back to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. was incorporated in New York and its registration in Hong Kong was terminated. There has been no major operations of the joint venture for the year ended June 30, 2019. Currently, we are conducting the shipping agency business through our wholly-owned Hong Kong subsidiary.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., which the Company will hold a 20% equity interest. On July 26, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin which changed the Company’s equity interest in State Priests Management Ltd., from 20% to 90%. The joint venture does not have any operations for the year ended June 30, 2019. We have not provided any cash contribution to the joint venture as of the date of filing of this report.

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

With the establishment of our subsidiary in Los Angeles, we added cargo forwarding services to our service platform in the second quarter of fiscal 2017, which is included in our inland transportation business line for the year ended June 30, 2016. As we are developing our cargo forwarding services, the Company provides freight logistics services and container trucking services as two new business segments in fiscal 2017. During fiscal year 2018, the Company begin to provide bulk cargo container services to the customers.

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

However, with our decades of experience in shipping agency business and solid business relationships with Baosteel Group and Shougang Group, who are among the biggest importers of iron ore in China, we believe it is to the Company’s best interest to redirect our focus on this segment in 2019 based on our assessment of current global trading environments. To our understanding, we are one of few shipping agents specialized in providing a full range of general shipping agency services in China and the only shipping agency company listed on a public exchange in the U.S. while other shipping agencies are much smaller and more fragmented. With the setup of the Ningbo joint venture, we are able to use our resources such as our customer base, our currently developing IT infrastructure and our business insight to build a global network of shipping agencies. In addition, our current business segments like freight logistics and container trucking can also be integrated and enable us to provide more comprehensive logistics services for our customers.

Our plan is to develop a shipping agency network in China and South East Asia for the next three years and expand our shipping agency network worldwide. We plan to build the network through acquisitions or strategic partnership with other shipping agencies. Our shipping agency business will be mostly conducted through our China, Hong Kong and Australia subsidiaries.

In fiscal year 2019, we signed certain cooperation agreements with local agents in China to expand our business coverage to include five ports in China, including Ningbo Port, Zhoushan Port and Fangchenggang Port . In fiscal year 2020, we aim to cooperate with more quality local shipping agents in China to further expand our shipping agency business.

We also plan to develop shipping agency network in other Asia-Pacific countries such as South Korea, Thailand, Singapore and Australia.

In addition, we expect to provide shipping management service, which includes ship insurance arrangements and operations; ship maintenance and inspection; crew recruitment, training and supply and ship technical services, in fiscal year 2020. Recently, the trade friction between China and the United States has intensified. In order to maintain the Company’s business to be sustainable and stable, our focus in year 2020 will be to expand our business to increase sales revenue in the United States and get more customers who can settle in U.S. dollars.

Our Customers

In light of our strategic relationship with Zhiyuan Investment Group that began with the signing of a 5-year global logistics service agreement in June 2013, we expanded our business platform to include additional service offerings. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), during the quarter ended September 30, 2014. As we continue to diversify our service platform, we endeavor to reduce our dependency on a few customers which we provide freight logistics, container trucking services, and shipping agency services. Our main customers in the freight logistic service segment include Shanghai Baoding Energy Ltd,, Chongqing Iron & Steel Ltd. and COSCO Qingdao International Freight Co. (“COSCO Qingdao”). We began to provide services to COSCO Qingdao since fiscal year 2018. Our main customer of shipping agency service is Y&D Marine Ltd.

For the year ended June 30, 2019, three customers accounted for approximately 35%, 16% and 13% of the Company’s revenues, respectively. For the year ended June 30, 2018, three customers accounted for 50%, 16% and 15% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30 2019, three suppliers accounted for approximately 23%, 12% and 10% of the total costs of revenue, respectively. For the year ended June 30, 2018, two suppliers accounted for 64% and 18% of the total costs of revenue, respectively.

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

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

●	Continuing to streamline our business operations and improve our operating efficiency through innovative technology, effective planning, budgeting, execution and cost control;

●	Diversifying our business to focus on providing innovative technology based solution to our customers to promote our sustainable business growth;

●	The current market of China's shipping agency industry is mature comparing to what it was ten years ago when the shipping agency industry was fueled by the massive construction of China's infrastructure, yet the over-supply of shipping agencies has also shrunk the profits of the industry. Many shipping agencies were constrained by the small size and the limited services. We have the professionalism and are the pioneers and leaders in the shipping agency industry in China. SINO is a NASDAQ-listed company that already has more flexibility in capital raise comparing to companies that are not on a U.S. major stock exchange or private companies. We already have a network that covers the US East coast, West coast, Canada, Australia, Hong Kong, Beijing, and Ningbo. We maintain strong relationships with customers and market resources. The current shipping agency market is more competitive yet enable companies like us who has better resources in this market niche to expand.

Our Challenges

We face significant challenges when executing our strategy, including:

●	Given the complexity and length of restructuring our business, we face the challenge of generating sufficient cash from our current business activities to support our daily operations during the transition;

●	We may not be able to establish a separate department to solve critical issues in today’s shipping logistics industry;

●	We may not be able to manage our growth when we form more joint ventures for our shipping agency business as we need to better our standard operating and control procedures which may pose more challenges to our management.

●	We may not have or not be able to get the necessary funds to continue to expand our service and market our services successfully;

●	Our ability to respond to increasing competitive pressure on our growth and margins;

●	Our ability to gain further expertise and to serve new customers in new service areas;

●	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclical nature of the shipping industry, which could lead to a prolonged period of sluggish demand for our services;

●	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and

●	Developing a winning business model takes time and a new business model may not be recognized by the market immediately. As a publicly traded company, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision.

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

Employees

As of the date of this report, we have 26 full-time employees and one part-time employee, 16 of whom are based in China. Of the total full time employees, 4 are in management, 13 are in operations, 4 are in finance and accounting and 5 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Recent Development

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd. (“Bright Far HK”), to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. was incorporated in New York and the registration of Bright Far HK was terminated in Hong Kong.

On April 10, 2019, we entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., of which we hold a 90% equity interest. We have not provided any cash contribution to the joint venture pending the certification and approval from related authorities.

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company such as us.

Item 1B. Unresolved Staff Comments.

The Company does not have any unresolved or outstanding staff comments.

Item 2. Properties.

We currently rent five facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our U.S. headquarter is in New York.

Office	Address	Rental Term	Space
Beijing, PRC	Rm 2212 Building B Boya International Center No. 1 Lizezhongyi Road, Wangjing Chaoyang District Beijing, PRC 100102	Expires 11/30/2019	91 m2

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 01/31/2020	285.99 m2

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 08/31/2022*	179 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2021	77 m2

Los Angeles, USA	21680 Gateway Center Drive, Suite 330 Diamond Bar, California 91765	Expires 04/30/2020	121.24 m2

Ningbo, PRC	Rm 606 Building 2	Expires 06/30/2022	633.66 m2
No.1 Qianyang Star Plaza 999 Changxing Rd, Jiangbei District Ningbo, Zhejiang, PRC 315000

*	As of the date of this report, the lease agreement for renewal for our New York facility is pending for execution. We expect the term of the lease to be extended to August 31, 2022.

Item 3. Legal Proceedings.

We were named as a defendant in a breach of service contract lawsuit filed with the California Superior Court on January 19, 2018. We filed a motion with the court to force the plaintiff to litigate the dispute in arbitration rather than in court based litigation on an arbitration provision in the contract. The California Superior Court approved its motion to stay the case pending the resolution of the arbitration. In Indianapolis, this matter was settled in exchange for 40,000 restrictive shares of common stock of the Company to the plaintiff, by the execution of a settlement agreement by both parties on August 23, 2019 and the issuance of 40,000 restricted shares on August 26, 2019. As a result, the arbitration in Indianapolis and the litigation in California has been dismissed respectively.

Item 4. Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO.

Approximate Number of Holders of Our Common Stock

As of September 20, 2019, there are 25 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors (the “Board”) and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board may deem relevant. Payments of dividends by Trans Pacific to our company are subject to restrictions including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On May 29, 2019, the Company entered into an operation management cooperation agreement with the owner of multiple shipping agency companies in China, to cooperate and expand the shipping agency services business. The investor purchased 166,667 shares of the Company's common stock at a purchase price of $1.5 per share for aggregate proceeds of $250,000.

On May 9, 2019, the Company entered into a cooperation agreement with a major shareholder of Fangchenggang China Global International Shipping Agency Co., Ltd., to cooperate and expand the shipping agency services business. Such shareholder purchased 66,667 shares of the Company's common stock at a purchase price of $1.5 per share for aggregate proceeds of $100,000.

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $0.85 per share on April 16, 2019 to the consulting entity.

On November 7, 2018, the Board of the Company issued 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments.

The issuance of the above comment stock of the Company in the fiscal year of 2019 has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Rule 506(b) of Regulation D.

Item 6. Selected Financial Data

The Company is not required to provide the information required by this item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview & 2020 Trends

In the past few years, we have sought diversification for our business and have developed freight logistics, container trucking, inland transportation management segments and shipping agency business. While we continue developing our business in freight logistics segment, our decades of experiences in the shipping agency business and solid business relationships with statement-owned enterprise such as Bao-Steel, Capital Steel, and China Ocean Shipping Group Company (COSCO), enabled us to shift our focus back in the shipping agency business and had significantly increased revenues from our subsidiary in Hong Kong. Our goal for the next couple of years is to further develop our shipping agency business by expanding it into our subsidiaries in the U.S. in hopes to bring in more revenues and increase profit. To our knowledge, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only such shipping agency company listed on a major stock exchange in the United States (“U.S.”) as most other shipping agencies that operate in this segment are much smaller. The market in this industry is fragmented. Our IT infrastructure is currently under development, and our business insight is to build a global network of shipping agencies. In addition, our current business segments such as freight logistics and container trucking had also been integrated to provide more comprehensive logistics services for our customers. In fiscal year 2020, we aim to cooperate with more quality local shipping agents in China to expand our shipping agency business.

In addition, the establishment of a new joint venture with a CEO of a shipping management company in China will help us be back to the shipping management business. The joint venture was set up in New York and named State Priests Management Ltd., of which we will hold 90% equity interest. The joint venture is in the set up stage to develop shipping management business including: ship insurance arrangements and operations; ship maintenance and inspection; crew recruitment, training and supply; ship spare parts sales, ship technical services. The joint venture is currently awaiting the certification and approval from related authorities.

Company Structure

The Company, founded in 2001, is a non-asset based global shipping and freight logistics integrated solutions provider. We provide tailored solutions and value-added services for our customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S., where a majority of our clients are located.

We operate in four operating segments, including (1) shipping agency services, operated by our subsidiary in Hong Kong; (2) inland transportation management services, operated by our subsidiaries in the U.S.; (3) freight logistics services, operated by our subsidiaries in the PRC and the U.S.; and (4) container trucking services, operated by our subsidiaries in the PRC and the U.S. We combined freight logistics and bulk cargo container services into one segment beginning in the first quarter of fiscal year 2019 as both segments offer similar services (cargo freight) and serve the same customer base. Due to the current economic trade dynamic, we have not generated any revenue from bulk cargo container services for year ended June 30, 2019. Revenue from bulk cargo container services accounted for approximately 3% of our total revenue for the year ended June 30, 2018.

On September 11, 2017 we also set up Ningbo Saimeinuo Supply China Management Ltd. (“Sino Ningbo”) which mainly engages in transportation management and freight logistics services. Sino Ningbo’s operating results were included in the consolidated financial statements starting from fiscal year 2018.

On September 3, 2018, we entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd. (“Bright Far HK”), to engage in worldwide shipping agency operations. We had 51% equity interests in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. was incorporated in New York and the registration of Bright Far HK was terminated in Hong Kong.

On April 10, 2019, we entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., of which we hold a 90% equity interest. We have not provided any cash contribution to the joint venture pending the certification and approval from related authorities.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Revenues

Revenues increased by $18,706,484 or 81.1%, from $23,064,563 for the year ended June 30, 2018 to $41,771,047 for the fiscal 2019. The increase was due to our continuing efforts to diversify our business, resulting in the increase in revenues generated from our freight logistics services and shipping agency services as we transitioned back to these two segments from the second quarter of fiscal year 2019.

The following tables present summary information by segments mainly regarding the top-line financial results for the years ended June 30, 2019 and 2018:

	For the Year Ended June 30, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,383	$-	$-	$433,383
- Third parties	$2,093,680	$1,036,416	$37,725,136	$482,432	$41,337,664
Total revenues	$2,093,680	$1,469,799	$37,725,136	$482,432	$41,771,047
Cost of revenues	$(1,894,332)	$(128,624)	$(33,556,109)	$(427,445)	$(36,006,510)
Gross profit	$199,348	$1,341,175	$4,169,027	$54,987	$5,764,537
Depreciation and amortization	$-	$110,821	$1,902	$18,197	$130,920
Total capital expenditures	$-	$-	$125,817	$17,675	$143,493
Gross margin%	9.5%	91.2%	11.1%	11.4%	13.8%

	For the Year Ended June 30, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$2,059,406	$-	$-	$2,059,406
- Third parties	$-	$3,441,001	$16,467,671	$1,096,485	$21,005,157
Total revenues	$-	$5,500,407	$16,467,671	$1,096,485	$23,064,563
Cost of revenues	$-	$(874,760)	$(14,013,935)	$(696,998)	$(15,585,693)
Gross profit	$-	$4,625,647	$2,453,736	$399,487	$7,478,870
Depreciation and amortization	$-	$72,954	$1,902	$20,063	$94,919
Total capital expenditures	$-	$-	$778,182	$44,595	$822,777
Gross margin%	-	84.1%	14.9%	36.4%	32.4%

	% Changes For the Year Ended June 30, 2019 to 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(79.0)%	-	-	(79.0)%
- Third parties	100%	(69.9)%	129.1%	(56.0)%	96.8%
Total revenues	100%	(73.3)%	129.1%	(56.0)%	81.1%
Cost of revenues	100%	(85.3)%	139.4%	(38.7)%	131.0%
Gross profit	100%	(71.0)%	69.9%	(86.2)%	(22.9)%

Depreciation and amortization	-	51.9%	-	(9.3)%	37.9%
Total capital expenditures	-	-	(83.8)%	(60.4)%	(82.6)%
Gross margin%	9.5%	7.2%	(3.8)%	(25.0)%	(18.6)%

Revenues

(1) Shipping Agency Services

In the second quarter of fiscal 2019, the Company decided to transition back into the shipping agency business, because it now has an integrated online logistics platform that allows it to handle a wider base of customers in China and other ports of the world. For the years ended June 30, 2019 and 2018, shipping agency services generated revenues of $2,093,680 and $0, respectively, representing a 100.0% increase in both revenues and gross profit. The increase in this segment revenue was due to the increase in the total number of ships we served. For the year ended June 30, 2019, we served 57 ships.

(2) Revenues from Inland Transportation Management Services

In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby the Company agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. The Company also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. The service fee charged was RMB 32 (US$4.69 approximately) per ton for Tengda Northwest, and RMB 38 (US$5.57 approximately) per ton for Zhiyuan Investment Group. The rates are set in accordance with the scope of services provided. The contracts with the two customers expired subsequently after the end of fiscal year 2019. We expect revenue from this segment will decrease in the coming years due to the current trade dynamics. However, we will continue providing services on an as needed basis on short term contracts.

For the years ended June 30, 2019 and 2018, inland transportation management services generated related- party revenue of $433,383 and $2,059,406, respectively, representing an approximately 79.0% decrease. The decrease was mainly due to a decrease in quantities transported from 77,804 tons for the year ended June 30, 2019 to 354,852 tons for the year ended June 30, 2018.

Revenue generated from Tengda Northwest for the years ended June 30, 2019 and 2018 amounted to $1,036,416 and $3,441,001, respectively. The overall decrease in revenue from the third party of $2,404,585 or approximately 69.9% was mainly due to the decrease in quantities transported, which were 221,557 tons for the year ended June 30, 2019 compared to 697,285 tons for the year ended June 30, 2018.

For the years ended June 30, 2019 and 2018, gross profit of inland transportation management services amounted to $1,341,175 and $4,625,647, respectively, representing an approximately 71.0% decrease. Overall gross margins for this segment increased to approximately 91.2% for the year ended June 30, 2019 from approximately 84.1% for the same period in 2018. The increase of gross margin was due to the improvement in our operating efficiency of our services.

(3) Revenues from Freight Logistics Services

Freight Logistics Services primarily consist of cargo forwarding, brokerage and other freight services. During the year ended June 30, 2019, revenues increased by $21,257,465 or approximately 129.1%. As discussed previously, we combined freight logistics and bulk cargo container services into one segment starting from the first quarter of 2019 and we have not generated any revenue from bulk cargo container services for the year ended June 30, 2019. Revenue from bulk cargo container services accounted for approximately 3% of total revenue and 4% of segment revenue for the year ended June 30, 2018.

The revenue increase was primarily due to the increase of our customer base with larger transaction amounts. Three of our major customers during the year ended June 30, 2019 collectively attributed approximately $26.3 million or 64.0% of the total revenues generated. Our gross profit margin decreased by approximately 3.8% from approximately 14.9% for the year ended June 30, 2018 to approximately 11.1% for year ended June 30, 2019. The decrease in gross margin was due to the following factors: 1) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where the Company provides a broader set of services generates a higher gross margin, and an engagement of a more limited scope has a lower gross margin; 2) Although our revenue from our major customers increased, a slight decrease in gross margin was expected as we offered our customers with better pricing while our costs increased because we had to select multiple carriers based on timing and destinations.

(4) Revenues from Container Trucking Services

For the years ended June 30, 2019 and 2018, revenues generated from container trucking services were $482,432 and $1,096,485, respectively. Overall revenues from this segment decreased by $614,053 or approximately 56.0%. The decrease in revenues from this segment was primarily due to the pending trade negotiations between the U.S. and China, which decreased container shipments from China to the U.S. The related gross profit decreased by $344,500 from $399,487 for the year ended June 30, 2018 to $54,987 for the year ended June 30, 2019. Gross profit margin decreased by approximately 25.0% as a result of decrease in our trucking volume which leads to higher costs.

Operating Costs and Expenses

Operating costs and expenses increased by $25,495,079 or 114.6%, from $22,246,414 for the year ended June 30, 2018 to $47,741,493 for the year ended June 30, 2019. This increase was mainly due to the increase in general and administrative expenses, impairment loss of deposit for leasehold improvement, provision for doubtful accounts, stock-based compensations and cost of revenues as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Years Ended June 30,
	2019		2018		Change
	US$	%	US$	%	US$	%

Revenues	41,771,047	100.0%	23,064,563	100.0%	18,706,484	81.1%
Cost of revenues	36,006,510	86.2%	15,585,693	67.6%	20,420,817	131.0%
Gross margin	13.8%		32.4%		(18.6)%
Selling expenses	718,754	1.7%	458,166	2.0%	260,588	56.9%
General and administrative expenses	4,344,435	10.4%	2,812,457	12.2%	1,531,978	54.5%
Impairment loss of deposit for leasehold improvement	425,068	1.0%	-	-%	425,068	100.0%
Provision for doubtful accounts	3,978,893	9.5%	1,726,599	7.5%	2,252,294	130.4%
Stock-based compensation	2,267,833	5.4%	1,663,499	7.2%	604,334	36.3%
Total Costs and Expenses	47,741,493	114.2%	22,246,414	96.5%	25,495,079	114.6%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $36,006,510 for the year ended June 30, 2019, an increase of $20,420,817, or approximately 131.0%, as compared to $15,585,693 for the year ended June 30, 2018. The overall cost of revenues as a percentage of our revenues increased from approximately 67.6% for the year ended June 30, 2018, to approximately 86.2% for the year ended June 30, 2019. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The increase of costs was mainly from the freight logistics services segment due to an increase in freight cost of carriers resulting from the increase in shipping volume.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the year ended June 30, 2019, we had $718,754 of selling expenses, as compared to $458,166 for the year ended June 30, 2018, which represents an increase of $260,588 or approximately 56.9%. Selling expenses continue to increase as our business grows. As a percentage of revenue, our selling expenses was approximately 1.7% for the year ended June 30, 2019, as compared to approximately 2.0% for the year ended June 30, 2018.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses, meals and entertainment, development expenses, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees, IT consulting and software development costs. For the year ended June 30, 2019, we had $4,344,435 of general and administrative expenses, as compared to $2,812,457 for the year ended June 30, 2018, representing an increase of $1,531,978, or approximately 54.5%. The increase was mainly due approximately $1 million incurred in IT consulting and software development costs.

Provision for doubtful accounts

The Company’s provision for doubtful accounts was $3,978,893 for the year ended June 30, 2019 compared to the provision for doubtful accounts of $1,726,599 for the year ended June 30, 2018, an increase of $2,252,294, or approximately 130.4%. The increase was due to slower collections from customers. As we continue our business relationships with several large customers, we are monitoring collection closely with respect to our trade accounts receivable.

Stock-based compensation

Stock-based compensation was $2,267,833 for the year ended June 30, 2019, an increase of $604,334, or approximately 36.3%, as compared to $1,663,499 for the year ended June 30, 2018. The significant increase in stock-based compensation was due to additional shares of common stock issued to employees and consultants.

Impairment loss of deposit for leasehold improvement

We paid a $422,381 deposit for leasehold improvements on our IT infrastructure facility including upgrading the server room of its Shanghai office. The design plan for the leasehold improvement was not approved by the building management due to power supply issues and we planned to move the IT infrastructure facility to our Ningbo office. We are currently in discussion with the vendor for a partial refund of the deposit. Since there is no guarantee when or if any deposit will be refunded to us, a $425,068 impairment loss on the deposit was recorded for the year ended June 30, 2019.

Operating (Loss) Income

We had an operating loss of $5,970,446 for the year ended June 30, 2019, compared to an operating income of $818,149 for the year ended June 30, 2018. The significant operating loss for the current period was mainly due to the increased costs of revenue, selling expenses, general and administrative expenses, provision for doubtful accounts, stock-based compensation expenses and the impairment loss recorded of deposit for leasehold improvement as discussed above.

Total other (expenses) income, Net

Our net other expenses was $120,798 for the year ended June 30, 2019, compared to net other income of $654,617 for the same period in 2018. We have operations mainly in the U.S., Hong Kong and the PRC; our other expenses for the year ended June 30, 2019 primarily reflects the foreign currency transaction loss expressed in U.S. dollars. Other income for the same period in 2018 was mainly other service fees received from Zhiyuan Hong Kong.

Taxation

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Tax Act”). Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. Since we have a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ending June 30, 2018 is applied to the provision for income tax and a 21% for subsequent fiscal years. The Tax Act also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. For the year ended June 30, 2019, the Company elected to treat the tax effect of GILTI as a current-period expense when incurred.

As of June 30, 2019, we re-measured deferred tax assets based on a current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

We have incurred a cumulative pre-2017 net operating loss (“NOL”) of approximately $1,421,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the year ended June 30, 2019, approximately $2,744,000 of additional NOL was generated. As a result of approximately $384,000 of GILTI as taxable income, the current year’s net operating loss was reduced to approximately $2,360,000 for the year ended June 30, 2019. For the year ended June 30, 2019, the tax benefit as a result of the use of the NOL for GILTI tax was approximately $81,000 leaving the Company with a cumulative NOL of approximately $3,781,000 which may reduce future federal taxable income, of which approximately 1,421,000 will expire in 2037 and the remaining balance carried forward indefinitely.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. We provided a 100% allowance for its deferred tax assets as of June 30, 2019. The net increase in valuation for the year ended June 30, 2019 amounted to approximately $1,884,500 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Income (loss)

As a result of the foregoing, we had a net loss of $7,012,113 for the year ended June 30, 2019, compared to net income of $523,107 for the year ended June 30, 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $6,533,844 for the year ended June 30, 2019, compared to net income attributable to the Company of $459,051 for the year ended June 30, 2018. Comprehensive loss attributable to the Company was $6,932,543 for the year ended June 30, 2019, compared to a comprehensive income attributable to the Company of $601,208 for the year ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2019, we had approximately $3.1 million in cash. We held approximately 4.1% of our cash in banks located in New York, Los Angeles, Australia and Hong Kong and held approximately 95.9% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years ended June 30,
	2019	2018
Net cash used in operating activities	$(4,273,067)	$(1,807,652)
Net cash used in investing activities	$(143,493)	$(2,452,884)
Net cash provided by financing activities	$850,000	$2,585,091
Effect of exchange rate fluctuations on cash	$(389,049)	$39,962
Net decrease in cash	$(3,955,609)	$(1,635,483)
Cash at beginning of year	$7,098,259	$8,733,742
Cash at end of year	$3,142,650	$7,098,259

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2019	2018	Variation	%

Total Current Assets	$15,945,162	$22,392,281	$(6,447,119)	(28.8)%
Total Current Liabilities	$5,239,233	$6,622,553	$(1,383,320)	(20.9)%
Working Capital	$10,705,929	$15,769,728	$(5,063,799)	(32.1)%
Current Ratio	3.04	3.38	(0.34)	(10.0)%

We finance our ongoing operating activities primarily by using funds from our operations and raising capital. We routinely monitor current and expected operational requirements to evaluate the use of available funding sources. In assessing liquidity, we monitor and analyze our cash on-hand, ability to generate sufficient revenue sources in the future and our operating and capital expenditure commitments. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Considering our existing working capital position and ability to access other funding sources, we believe that the foregoing measures will provide sufficient liquidity for us to meet our future liquidity and capital obligations. We believe we have sufficient working capital for the twelve months from the issuance of this report.

Pursuant to a Share Purchase Agreement (the “Purchase Agreement”) with Mr. Xiangbin Huang, an accredited investor based in the PRC (the “Investor”) on November 8, 2018 and the subsequent Amendment Agreement entered into by and between the same parties on December 10, 2018 (the “Amendment Agreement”, together with the Purchase Agreement, the “Agreements”), We issued to the Investor 420,168 shares of the common stock, on a $1.19 per share purchase price, for a total proceeds of approximately $0.5 million. The Agreements sets forth a one-year restrictive period.

On May 9, 2019, the Company entered into a cooperation agreement with Mr. Xuben Lu, a major shareholder of Fangchenggang China Global International Shipping Agency Co., Ltd., to cooperate and expand the shipping agency services business. Mr. Xuben Lu purchased 66,667 shares of the Company's common stock at a purchase price of $1.50 per share for aggregate proceeds of approximately $0.1 million.

On May 29, 2019, the Company entered into an operation management cooperation agreement with Mr. Yueliang Pan, owner of multiple shipping agency companies in China, to cooperate and expand the shipping agency services business. Mr. Yueliang Pan purchased 166,667 shares of the Company's common stock at a purchase price of $1.50 per share for aggregate proceeds of approximately $0.3 million.

Operating Activities

Our net cash used in operating activities was approximately $4.3 million for the year ended June 30, 2019 compared to net cash used in operating activities of approximately $1.8 million for the year ended June 30, 2018. The increase in operating cash outflow is primarily attributable to our net loss of approximately $7.0 million, of which approximately $2.3 million of stock compensation expense and approximately $4.0 million for provision of doubtful accounts were non-cash expenses. We had an increase of approximately $2.6 million in accounts receivable due to increase in sales, an increase of approximately $2.9 million in long-term deposits, an increase in advances to third party suppliers of approximately $3.7 million offset by the decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, and a decrease in prepaid expenses and other current assets of approximately $1.4 million, which mainly consisted of software development costs and other related consulting fees incurred during the year ended June 30, 2019, and a decrease of approximately $1.4 million due from related parties.

Our net cash used in operating activities was approximately $1.8 million for the year ended June 30, 2018. The decrease in operating cash outflow is due to net income of approximately $0.5 million, an increase of approximately $7.4 million in accounts receivable as we grant more credit and longer terms to continued customers as a result of sales increase, an increase of approximately $0.7 million in advance freight costs, approximately $0.3 million increase in prepaid expenses offset by an increase of approximately $3.1 million in accounts payable and approximately $0.8 million in taxes payable.

Investing Activities

Net cash used in investing activities was approximately $0.1 million for the year ended June 30, 2019, mainly for the purchase of a motor vehicle.

Net cash used in investing activities was approximately $2.5 million for the year ended June 30, 2018. The cash outflow is mainly use for leasehold improvements approximately $0.8 million of our offices and purchase of equipment of approximately $0.2 million to implement our logistics platform software. In order to further improve our IT infrastructure we made a prepayment to upgrade our server and ERP system of approximately $1.4 million.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for the year ended June 30, 2019 due to cash proceeds received from issuance of common stock to private investors as discussed above.

Net cash provided by financing activities was approximately $2.6 million for the year ended June 30, 2018. For the year ended June 30, 2018, we received net proceeds in the amount of approximately $2.6 million from issuance of 2 million shares of our common stock from a registered direct offering,

Critical Accounting Policies

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

There have been no other material changes during the year ended June 30, 2019 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2018. The discussion of our critical accounting policies are contained in Note 2 to our audited consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

As of June 30, 2019, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2019:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts.

The Company is not required to have its internal control over financial reporting as of June 30, 2019 audited by its auditors because it is a smaller reporting company.

In order to remediate the material weaknesses stated above, we intend to explore implementing additional policies and procedures, which may include:

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Improving the internal audit function, internal control policies and monitoring controls;

●

Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws; and

●

Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons of the fluctuations with further analysis. This should be done by CFO and reviewed by CEO, communicated with the Board.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 55

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

Age - 71

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

Age - 59

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

Jianming Li

Independent Director

Age - 62

Director since 2019

On March 20, 2019, Mr. Jianming Li was appointed as a Class I director, Chairperson of the Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee, effective March 25, 2019. Mr. Jianming Li is presently a business consultant of Zhanjiang Port (Group) Co., Ltd.. Prior to that, Mr. Li had been a full-time consultant of Baosteel Group Hong Kong Baoyun Company from February 2015 to November 2017, Deputy General Manager of Baosteel Group Hong Kong Baojin Company from November 2010 to February 2015, Deputy General Manager of Purchasing Center and General Manager of Logistics Department of Baosteel Group. Mr. Li graduated with a Bachelor of Engineering Degree in Navigation and Driving from Shanghai Maritime University in 1982.

Zhikang Huang

Chief Operating Officer and Director

Age - 42

Director since 2015

Mr. Huang has been our Chief Operating Officer since 2010 and a Class I director since 2015. Prior to 2010, he served as Director of Sino-Global Shipping Australia, for which he was responsible for regional operations, marketing and regulation oversight. From 2006 through 2010, Mr. Huang served as our Company’s Vice President, with duties focused on company operation and strategy, international shipping and marketing. From 2004 through 2006, Mr. Huang served as our Company’s Operations Manager, and from 2002 through 2004, he served as an operator with our Company. Mr. Huang obtained his degree in English from Guangxi University in 1999.

Tuo Pan

Acting Chief Financial Officer

Age - 34

Ms. Pan is our Acting Chief Financial Officer and a seasoned Certified Public Accountant licensed in Australia. Since 2008, Ms. Pan has overseen the finance and accounting functions of Sino-Global Shipping Australia Pty Ltd. Ms. Pan received her bachelor’s degree in Accounting and Finance and a master’s degree in Advance Accounting from the Curtin University of Technology in Western Australia. From August 2007 to July 2008, Ms. Pan worked as an auditor and project manager of Baker Tilly China Ltd.,and participated in various projects from e-Future Information Technology Inc, TMC Education Corporation Ltd, to China Ministry of Commerce, among others.

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

Section 16(a) Beneficial Ownership Reporting Compliance (Regulation S-K Item 405)

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2019, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following form was filed late:

●	Mr. Jing Wang filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Mr. Huang Zhi Kang filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Mr. Liu Tieliang filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Ms. Pan Tuo filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Mr. Li Yafei filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Mr. Cao Lei filed a Form 4 on January 8, 2019 to report transactions that occurred on December 31, 2019.

●	Mr. Li Jianming has not filed a Form 3 following his appointment as a director of the Company.

Regulation S-K Item 406

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission. A copy of the Code of Ethics is also available from the Company’s website (www.sino-global.com) or directly at the following link: http://www.sino-global.com/Cache/1500091697.PDF?O=PDF&T=&Y=&D=&FID=1500091697&iid=4702267

Regulation S-K Item 407(c)(3)

None.

Regulation S-K Item 407(d)(4) and (5)

The Company has an audit committee, consisting solely of the Company’s independent directors, Tieliang Liu, Jing Wang and Jianming Li. Mr. Liu qualifies as the audit committee financial expert.  The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link:  http://media.corporate-ir.net/media_files/irol/22/221375/corpgov/AuditCommCharte09272008.pdf.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2019 and 2018. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

					Securities-
					based	All other
Name	Year	Salary		Bonus	Compensation	Compensation	Total
Lei Cao,	2019	$180,000	(1)	-	$308,000	-	$796,000
Principal Executive Officer	2018	$180,000		-	$345,000	-	$525,000

Tuo Pan,	2019	$60,000	(2)	-	$107,800	-	$267,800
Acting Chief Financial Officer	2018	$60,000		-	$46,000	-	$106,000

Zhikang Huang,	2019	$100,000	(3)	-	$138,600	-	$238,600
Chief Operating Officer	2018	$100,000		-	$207,000	-	$307,000

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary shall be $260,000, effective January 1, 2019. The executive reserves his right for the remaining unpaid salary of $40,000 from January 1, 2019 to June 30, 2019 under such agreement.

(2)	According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary shall be $100,000, effective January 1, 2019. The executive reserves her right for the remaining unpaid salary of $20,000 from January 1, 2019 to June 30, 2019 under such agreement.

(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary shall be $150,000, effective January 1, 2019. The executive reserves his right for the remaining unpaid salary of $25,000 from January 1, 2019 to June 30, 2019 under such agreement.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2019, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	Exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	-	-	-	-	-
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Zhikang Huang,
Chief Operating Officer	-	-	-	-	-

(1)	Our Company has made stock awards to executive officers. The details are shown as Item 12.

Director Compensation for the year ended June 30, 2019(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(2)	All other compensation ($)	Total ($)
Tieliang Liu	20,000	0	0	0	20,000
Jing Wang	20,000	0	0	0	20,000
Ming Zhu(3)	10,000	0	0	0	10,000
Bradley A. Haneberg(4)	15,000	0	0	0	15,000
Jianming Li(5)	5,000				5,000

(1)	This table does not include Mr. Lei Cao, our Chief Executive Officer, because although Mr. Cao is a director and named executive officer, Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.

(2)	We granted options to purchase 10,000 shares of our common stock to Mr. Jing Wang on May 20, 2008. We granted options to purchase 10,000 shares of our common stock to Mr. Tieliang Liu on January 31, 2013. No value is reflected for the awards in this table because the grant date fair value of all grants was reflected in the year of the applicable grant.

(3)	Mr. Zhu resigned from the Board on December 17, 2018.

(4)	Mr. Haneberg resigned from the Board on March 20, 2019.

(5)	Mr. Li was appointed a director of the Company on March 20, 2019 with an effective date of March 25, 2019.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (i) the remaining salary through December 31, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2019, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans under the 2008 Incentive Plan approved by security holders	10,000	$2.01	238,903	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	75,000	$1.10	6,220,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 302,903 shares of our common stock. The 10,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 10,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 150,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 75,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 600,000 shares of common stock to consultants to our Company in 2014, 660,000 shares of common stock to our officers and directors in 2016, 660,000 shares of common stock to our officers and directors in 2018, 130,000 to three employees in 2017 and 1,580,000 shares of common stock to employees in 2018 under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 238,903 shares under the 2008 Incentive Plan, and we may issue 6,220,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 20, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao (1)(2)	Common	2,105,040	12.6%
Ms. Tuo Pan (1)	Common	195,000	1.17%
Mr. Zhikang Huang (1)	Common	440,000	2.64%
Mr. Jing Wang (1)(3)	Common	130,000	*
Mr. Liu Tieliang (1)(4)	Common	130,000	*
Mr. Yafei Li (1)	Common	119,000	*
Mr. Jianming Li	Common	-	-
Total Officers and Directors (7 individuals)	Common	3,119,040	18.7%

Other Five Percent Shareholders
Mr. Zhong Zhang (5)	Common	1,200,000	7.02%

*	Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.

(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.

(3)	Mr. Wang has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.

(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 8,000 of which have fully vested.

(5)	Mr. Zhang’s address is care of Tianjin Zhiyuan Investment Group Co., Ltd, 10th Floor, Tianwu Huaqing Building, No.22, Jinrong Road, Dasi Industrial Park, Xiqing District Economic Development Zone, Tianjin City, P.R. China, 300385.

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

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, a large shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $433,383 (1.0% of the Company’s total revenue for the year ended June 30, 2019). The amount due from Zhiyuan Investment Group as of June 30, 2019 was $897,739. As of June 30, 2019, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019. No additional agreements have been entered into to extend such service period as of the date of this report.

On February 18, 2017, the Company entered into a cooperative transportation agreement with a related party, Zhiyuan International Investment & Holding Group (Hong Kong) Co., Ltd. (the “Buyer” or “Zhiyuan Hong Kong”). Zhiyuan Hong Kong, which is jointly owned by Mr. Zhang, a large shareholder along with China Minmetals Corporation and China Metallurgical Group Corporation, acts as the general designer, general equipment provider and general service contractor in the upgrade and renovation project of Perwaja Steel, located in Malaysia (the “Project”). The Company agreed to provide high-quality services, including the design of a detailed transportation plan as well as execution and necessary supervision of the plan at Zhiyuan Hong Kong’s demand, for which the Company will receive 1% to 1.25% of the transportation fees incurred in the Project as a commission for its services rendered. On July 7, 2017, the Company signed a supplemental agreement with the Buyer, in which the Company agreed to cooperate exclusively with Zhiyuan Hong Kong on the entire Project’s transportation needs with respect to transporting construction materials from manufacturers to the port of Malaysia and to the factory site. Pursuant to the supplemental agreement, the Company agreed to make prepayments to Zhiyuan Hong Kong for its share of packaging and transporting costs related to the Project; in return, the Company received 15% of the costs incurred in the Project from Zhiyuan Hong Kong as a service fee. The Company has completed its services pursuant to the supplemental agreement and received a $575,115 service fee in June 2018. The entire advance was reimbursed to the Company in September 2018.

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended June 30, 2019 and 2018. Audit services provided by Friedman LLP for fiscal years of 2019 and 2018 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the Commission. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal years of 2019 and 2018, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $232,000 and $206,000, respectively.

Audit-Related Fees

None.

Tax Fees

Tax fees related to tax return preparation amounted to $29,925 and $28,350 during fiscal years of 2019 and 2018, respectively.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd. (1)
3.2	Bylaws of Sino-Global Shipping America, Ltd. (2)
4.1	Specimen Certificate for Common Stock (2)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018. (7)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018. (7)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (2)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (2)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (2)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (2)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (2)
10.9	The Company’s 2014 Stock Incentive Plan. (6)
10.10	Asset Purchase Agreement by and between Sino-Global and the selling shareholder dated April 10, 2015. (4)
10.11	Securities Purchase Agreement dated February 15, 2017 (7)
10.12	Engagement Agreement by and between the Company and FT Global Capital, Inc. dated February 14, 2017 (7)
10.13	Securities Purchase Agreement dated March 12, 2018. (8)
10.14	Placement Agent Agreement dated March 12, 2018. (8)
10.15	Offer Letter by and between Mr. Bradly Haneberg and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.16	Employment Agreement by and between Mr. Lei Cao and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.17	Employment Agreement by and between Ms. Tuo Pan and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.18	Employment Agreement by and between Mr. Zhikang Huang and Sino-Global Shipping America, Ltd., dated May 4, 2018. (9)
10.19	Securities Purchase Agreement by and between Mr. Xiangbin Huang and Sino-Global Shipping America, Ltd., dated November 8, 2018 (11)
10.20	Amendment Agreement by and between Mr. Xiangbin Huang and Sino-Global Shipping America, Ltd., dated December 10, 2018 (12)
14.1	Code of Ethics of the Company.(3)
21.1	List of subsidiaries of the Company. (10)
23.1	Consent of Independent Audit Firm.*
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.

(3)	Incorporated by reference to the Company’s Form 10-KSB filed on September 29, 2008, File No. 001-34024.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-199160

(5)	Incorporated by reference to the Company’s Form 10-K filed on September 18, 2015.

(6)	Incorporated by reference to the Company’s Form S-8 filed on April 23, 2014.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2017

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2018

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2018

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No.333-224467

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2018.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 30, 2019	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 30, 2019	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)

September 30, 2019	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

September 30, 2019	By	/s/ Zhikang Huang
Zhikang Huang
Chief Operating Officer and Director

September 30, 2019	By:	/s/ Jing Wang
Jing Wang
Director

September 30, 2019	By:	/s/ Jianming Li
Jianming Li
Director

September 30, 2019	By:	/s/ Tieliang Liu
Tieliang Liu
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sino-Global Shipping America, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (collectively, the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2007

New York, New York

September 30, 2019

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018

Assets
Current assets
Cash	$3,142,650	$7,098,259
Notes receivable	383,792	-
Accounts receivable, less allowance for doubtful accounts of $5,670,274 and $1,682,228 as of June 30, 2019 and 2018, respectively	7,045,846	8,428,853
Other receivables, less allowance for doubtful accounts of $145,176 as of June 30, 2018	98,445	69,239
Advances to suppliers-third parties	4,361,410	704,878
Advances to suppliers-related party	-	3,414,619
Prepaid expenses and other current assets	105,054	588,439
Due from related party, net	807,965	2,087,994
Total Current Assets	15,945,162	22,392,281

Property and equipment, net	989,910	956,429
Intangible assets, net	89,722	153,056
Prepaid expenses	519,503	1,878,258
Other long-term assets - deposits	3,054,706	143,303
Deferred tax assets, net	-	634,500
Total Assets	$20,599,003	$26,157,827

Liabilities and Equity

Current Liabilities
Advances from customers	$68,590	$415,385
Accounts payable	567,619	3,225,661
Taxes payable	3,184,895	2,700,619
Accrued expenses and other current liabilities	1,418,129	280,888
Total current liabilities	5,239,233	6,622,553

Total liabilities	5,239,233	6,622,553

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 16,054,534 and 13,271,032 shares issued as of June 30, 2019 and 2018, respectively; 15,879,037 and 13,095,535 outstanding as of June 30, 2019 and 2018, respectively	26,523,830	23,717,330
Additional paid-in capital	2,066,906	1,755,573
Treasury stock, at cost, 175,497 shares as of June 30, 2019 and 2018	(417,538)	(417,538)
Accumulated deficit	(6,968,700)	(434,856)
Accumulated other comprehensive loss	(671,106)	(272,407)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	20,533,392	24,348,102

Non-controlling Interest	(5,173,622)	(4,812,828)

Total Equity	15,359,770	19,535,274

Total Liabilities and Equity	$20,599,003	$26,157,827

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2019	2018

Net revenues - third parties	$41,337,664	$21,005,157
Net revenues - related party	433,383	2,059,406
Total revenues	41,771,047	23,064,563
Cost of revenues	(36,006,510)	(15,585,693)
Gross profit	5,764,537	7,478,870

Selling expenses	(718,754)	(458,166)
General and administrative expenses	(4,344,435)	(2,812,457)
Impairment loss of deposit for leasehold improvement	(425,068)	-
Provision for doubtful accounts	(3,978,893)	(1,726,599)
Stock-based compensation	(2,267,833)	(1,663,499)
Total operating expenses	(11,734,983)	(6,660,721)

Operating (loss) income	(5,970,446)	818,149

Financial (expenses) income, net	(179,827)	79,502
Other income, net	59,029	575,115
Total other (expenses) income, net	(120,798)	654,617

Net (loss) income before provision for income taxes	(6,091,244)	1,472,766

Income tax expense	(920,869)	(949,659)

Net (loss) income	(7,012,113)	523,107

Net (loss) income attributable to non-controlling interest	(478,269)	64,056

Net (loss) income attributable to Sino-Global Shipping America, Ltd.	$(6,533,844)	$459,051

Comprehensive (loss) income
Net (loss) income	$(7,012,113)	$523,107
Other comprehensive (loss) income - foreign currency	(281,224)	65,981
Comprehensive (loss) income	(7,293,337)	589,088
Less: Comprehensive loss attributable to non-controlling interest	(360,794)	(12,120)
Comprehensive (loss) income attributable to Sino-Global Shipping America, Ltd.	$(6,932,543)	$601,208

Earnings (loss) per share
Basic	$(0.45)	$0.04
Diluted	$(0.45)	$0.04

Weighted average number of common shares used in computation
Basic	14,419,435	11,037,343
Diluted	14,419,435	12,023,036

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional				Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	income (loss)	interest	Total
BALANCE, June 30, 2017	-	$-	10,281,032	$20,535,379	$688,934	(175,497)	$(417,538)	$(893,907)	$(414,564)	$(4,768,779)	$14,729,525
Issuance of common stock	-	-	2,000,000	1,510,951	1,074,140	-	-	-	-	-	2,585,091
Stock based compensation to management and board	-	-	660,000	759,000	-	-	-	-	-	-	759,000
Stock based compensation to employee	-	-	130,000	364,000	(91,000)	-	-	-	-	-	273,000
Amortization of stock compensation	-	-	-	-	9,665	-	-	-	-	-	9,665
Shares issued for professional services	-	-	200,000	548,000	73,834	-	-	-	-	-	621,834
Disposition of joint venture	-	-	-	-	-	-	-	-	-	(31,929)	(31,929)
Foreign currency translation	-	-	-	-	-	-	-	-	142,157	(76,176)	65,981
Net income	-	-	-	-	-	-	-	459,051	-	64,056	523,107
BALANCE, June 30, 2018	-	$-	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employees	-	-	1,580,000	1,382,500	-	-	-	-	-	-	1,382,500
Stock based compensation to consultants	-	-	550,000	574,000	(127,500)	-	-	-	-	-	446,500
Issuance of common stock to private investors	-	-	653,502	850,000	-	-	-	-	-	-	850,000
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	347,833	-	-	-	-	-	347,833
Foreign currency translation	-	-	-	-	-	-	-	-	(398,699)	117,475	(281,224)
Net loss	-	-	-	-	-	-	-	(6,533,844)	-	(478,269)	(7,012,113)
BALANCE, June 30, 2019	-	$-	16,054,534	$26,523,830	$2,066,906	(175,497)	$(417,538)	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2019	2018

Operating Activities
Net (loss) income	$(7,012,113)	$523,107
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	2,267,833	1,663,499
Depreciation and amortization	130,920	94,919
Provision for doubtful accounts	3,978,893	1,726,599
Impairment loss of deposit for leasehold improvement	425,068	-
Deferred tax provision	634,500	114,900
Changes in assets and liabilities
Notes receivable	(386,233)	-
Accounts receivable	(2,553,973)	(7,421,179)
Other receivables	161,057	(31,328)
Advances to suppliers-third parties	(3,671,931)	(662,144)
Advances to suppliers-related party	3,312,666	-
Prepaid expenses and other current assets	1,407,599	(280,627)
Other long-term assets - deposits	(2,928,775)	(470,319)
Due from related parties	1,422,254	(604,863)
Advances from customers	(353,432)	38,174
Accounts payable	(2,709,194)	3,064,257
Taxes payable	487,197	754,512
Due to related parties	-	(206,323)
Accrued expenses and other current liabilities	1,114,597	(110,836)
Net cash used in operating activities	(4,273,067)	(1,807,652)

Investing Activities
Acquisition of property and equipment	(143,493)	(822,777)
Acquisition of intangible assets	-	(190,000)
Prepayment for intangible assets	-	(1,440,107)
Net cash used in investing activities	(143,493)	(2,452,884)

Financing Activities
Proceeds from issuance of common stock	850,000	2,585,091
Net cash provided by financing activities	850,000	2,585,091

Effect of exchange rate fluctuations on cash	(389,049)	39,962

Net decrease in cash	(3,955,609)	(1,635,483)

Cash at beginning of year	7,098,259	8,733,742

Cash at end of year	$3,142,650	$7,098,259

Supplemental information
Income taxes paid	$166,960	$68,268
Interest paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

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

The Company developed a mobile application which provides a full-service logistics platform for shipping operations between the U.S. and the PRC for short-haul trucking in the U.S. and in December, 2016, it signed a significant agreement with Sino-Trans Guangxi Logistics Co. Ltd. with service period from July 1, 2017 to December 31, 2020. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform. The Board subsequently authorized the Company to upgrade its enterprise resource planning system (“ERP”) in order to manage its operations in real time throughout its multiple locations and to integrate with web applications.

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

Starting with fiscal year 2019, current trade dynamics make it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, the Company realized a lower shipping volumes and less utilization of its online platform, which has caused the Company to shift its focus back to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a co-operation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. incorporated in New York and terminated its registration in Hong Kong. There has been no major operation of the joint venture for the year ended June 30, 2019. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., which the Company will hold a 20% equity interest. On July 26, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin which changed the Company’s equity interest in State Priests Management Ltd., from 20% to 90%. The joint venture does not have any operations for the year ended June 30, 2019. The Company also has not provided any cash contribution to the joint venture as of the date of filing of this report.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2019	2018

Total current assets	$16,474	$3,434,850
Total assets	113,894	3,992,131
Total current liabilities	30,175	21,979
Total liabilities	30,175	21,979

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d) Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The exchange rates for the years ended June 30, 2019 and 2018 are as follows:

	June 30,
	2019		2018
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.8657	6.8223	6.6186	6.5047
AUD:1USD	1.4238	1.3984	1.3505	1.2903
HKD:1USD	7.8130	7.8387	7.8442	7.8243
CAD:1USD	1.3092	1.3238	1.3141	1.2697

(f) Cash

Cash consists of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of June 30, 2019, and 2018, cash balances of $2,993,913 and 6,205,960, respectively, were maintained at financial institutions in the PRC, which were not insured by any of the Chinese authorities. As of June 30, 2019, and 2018, a cash balance of $122,017 and $848,657, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of June 30, 2019 and 2018, a cash balance of $4,384 and $9,601, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(h) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts or over three years. As of June 30, 2019, the Company wrote off approximately $90,000 of accounts receivables.

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

(i) Property and Equipment, net

Net property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	3-10 years
Computer and office equipment	1-5 years
Furniture and fixtures	3-5 years
System software	5 years
Leasehold improvements	Shorter of lease term or useful lives

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

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no such impairment as of June 30, 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2019, the Company had outstanding contracts amounting to approximately $2.0 million, all of which is expected to be completed within 12 months from June 30, 2019.

Revenues by segments:

	June 30,	June 30,
	2019	2018

Shipping agency services	$2,093,680	$-
Inland transportation management services	1,469,799	5,500,407
Freight logistics services	37,725,136	16,467,671
Container trucking services	482,432	1,096,485
Total	$41,771,047	$23,064,563

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2019 and 2018, respectively.

Income tax returns for the years prior to 2015 are no longer subject to examination by US tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to re-measure all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss (“NOL”) carryforwards and recorded a one-time transition tax expense.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2019 there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss. For the year ended June 30, 2018, the effect of potential shares of common stock of the Company was dilutive since the exercise prices for options and warrants were lower than the average market price for the related periods. As a result, a total of 985,693 of unexercised options and warrants were dilutive for the year ended June 30, 2018 and was included in the computation of diluted EPS.

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

(q) Recent Accounting Pronouncements

Pronouncements adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. On July 1, 2018, the Company adopted ASU No. 2016-15 and determined the adoption of ASU No. 2016-15 did not have a material effect on the Company’s audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. On July 1, 2018, the Company has adopted this ASU. The Company determined the adoption of this ASU did not have a material effect on the Company’s audited consolidated financial statements.

Pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company plans to adopt this update in the first quarter of fiscal year 2020. The Company adopted ASU 2016-02 on July 1, 2019. The adoption of ASU 2016-02 will recognize additional operating labilities of approximately $0.1 million, with corresponding right of use (“ROU”) assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases with a term longer than 12 months.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company plans to adopt this update in the first quarter of fiscal year 2020. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company is still evaluating the effect that this guidance but does not expect the standard to have a material impact on its audited consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not believe the adoption of this ASU will not have a material effect on the Company’s audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II does not accounting impact. The ASU is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company does not believe the adoption of this ASU will not have a material effect on the Company’s audited consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s audited consolidated financial statements.

(r) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation mainly reclassifying advance to suppliers to prepaid expenses – long term (see Note 4 and 5). These reclassifications have no effect on the reported revenues, net income or total assets.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	June 30,	June 30,
	2019	2018

Trade accounts receivable	$12,716,120	$10,111,081
Less: allowances for doubtful accounts	(5,670,274)	(1,682,228)
Accounts receivables, net	$7,045,846	$8,428,853

Movement of allowance for doubtful accounts is as follows:

	June 30, 2019	June 30, 2018

Beginning balance	$1,682,228	$185,821
Provision for doubtful accounts	4,091,056	1,519,122
Less: write-off/recovery	(88,882)	(24,101)
Exchange rate effect	(14,128)	1,386
Ending balance	$5,670,274	$1,682,228

For the years ended June 30, 2019 and 2018, the provision for doubtful accounts was $4,091,056 and $1,519,122, respectively.

Note 4. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2019	2018

Freight fees (1)	$4,361,037	$564,365
Port fees	373	-
Other	-	140,513
Total advances to suppliers-third parties	$4,361,410	$704,878

(1)	The prepaid freight fee is the Company’s advances made for various shipping costs for shipments from July to September 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s advances to suppliers – related party are as follows:

	June 30,	June 30,
	2019	2018

Freight fees	$-	$3,414,619
Total advances to suppliers-related party	$-	$3,414,619

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

Note 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2019	2018

Advance to employees	$-	$355,294
Prepaid income taxes	35,129	800
Other (including prepaid insurance, rent, listing fees)	69,925	232,345
Deposit for leasehold improvement on IT infrastructure facility (1)	-	438,151
Deposit for ERP (2)	218,678	437,357
Prepaid leasing and service fees (3)	300,825	1,002,750
Total	624,557	2,466,697
Less: current portion	(105,054)	(588,439)
Total noncurrent portion	$519,503	$1,878,258

(1)	The Company paid a $422,381 deposit for leasehold improvements on its IT infrastructure facility including upgrading the server room of its Shanghai office. The design plan for the leasehold improvement was not approved by the building management due to power supply issues and the Company planned to move the IT infrastructure facility to its Ningbo office. The Company is currently in discussion with the vendor for a partial refund of the deposit. Since there is no guarantee when or if any deposit will be refunded to the Company, the Company recorded a $425,068 impairment loss on the deposit for the year ended June 30, 2019.

(2)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s current operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $583,000. For the year ended June 30, 2019, the Company expensed $218,679 of software development costs incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company integrated the shipping agencies business with the current ERP platform and the first phase of the ERP system was placed in use in July 2019 to be amortized over 3 years.

(3)	On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP system and data management for two years. For the year ended June 30, 2019, the Company incurred $350,962 in hardware leasing costs, $200,550 in IT in consulting costs, $50,137 in system set up costs, and $100,275 for continuing integration of the ERP system and data management costs.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2019	2018

Rental and utilities deposits	$60,435	$59,777
Freight logistic deposits (1)	2,994,271	83,526
Total other long-term assets - deposits	$3,054,706	$143,303

(1)	Certain customers require the Company to pay deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.9 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors.

Note 7. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2019	2018

Buildings	$196,050	$203,371
Motor vehicles	700,724	598,094
Computer equipment	162,865	165,561
Office equipment	69,278	76,065
Furniture and fixtures	167,143	165,047
System software	116,339	120,485
Leasehold improvements (1)	807,078	828,365

Total	2,219,477	2,156,988

Less: Accumulated depreciation and amortization	(1,229,567)	(1,200,559)

Property and equipment, net	$989,910	$956,429

(1)	The Company completed its leasehold improvement for its new Ningbo office in June 2018. The Company subsequently entered into a renegotiation of the lease term with the lessor and the leasehold improvement is subject to inspection and approval by the lessor. The Company signed a three year lease agreement starting July 1, 2019. The office was in use beginning July 1, 2019 and thus no amortization expense for the leasehold improvement was recorded for the year ended June 30, 2019.

Depreciation and amortization expense for the years ended June 30, 2019 and 2018 were $67,587 and $57,975, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following at:

	June 30,	June 30,
	2019	2018

Full service logistics platforms	$190,000	$190,000

Less: Accumulated amortization	(100,278)	(36,944)

Intangible asset, net	$89,722	$153,056

As part of the above-mentioned intelligent logistics platform (see Note 5), four information applications were completed by Tianjin Anboweiye in November 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expense amounted to $63,333 and $36,944 for the years ended June 30, 2019 and 2018, respectively.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2018, the Company filed a registration statement on Form S-1 (the “S-1”) to register the resale of an aggregate of 4,000,000 shares of common stock underlying the Series A and B Warrants mentioned above. The S-1 was declared effective by the SEC on May 8, 2018.

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

	Series A	Series B
Annual dividend yield	-	-
Expected life (years)	5.5	1.08
Risk-free interest rate	2.72%	2.16%
Expected volatility	110.31%	73.88%

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2019:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2018	4,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	(2,000,000)	-

Warrants outstanding, as of June 30, 2019	2,000,000	$1.75

Warrants exercisable, as of June 30, 2019	2,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 2,000,000	2,000,000	$1.75	4.21 years

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

On May 9, 2019, the Company entered into a cooperation agreement with Xuben Lu, a major shareholder of Fangchenggang China Global International Shipping Agency Co., Ltd., to cooperate and expand the shipping agency services business. Xuben Lu purchased 66,667 shares of the Company’s common stock at a purchase price of $1.5 per share for aggregate proceeds of $100,000.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 29, 2019, the Company entered into an operation management cooperation agreement with Yueliang Pan, owner of multiple shipping agency companies in China, to cooperate and expand the shipping agency services business. Yueliang Pan purchased 166,667 shares of the Company’s common stock at a purchase price of $1.5 per share for aggregate proceeds of $250,000.

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense were $210,833 and $210,834 for the years ended June 30, 2019 and 2018, respectively.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018. These shares were valued at $364,000. $91,000 and $273,000 were recorded as compensation expense for the years ended June 30, 2019 and 2018, respectively.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with a fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $137,000 and $411,000 were recorded as compensation expense for the years ended June 30, 2019 and 2018, respectively.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded legal expense of $254,000 for the year ended June 30, 2019.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with a fair value of $473,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $473,000 for the year ended June 30, 2019.

On November 7, 2018, the Board of the Company issued 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant’s fair value of approximately $65,000 was amortized during the remaining service period from November 3, 2018 to May 2, 2019. The Company recorded compensation expense of $65,000 for the year ended June 30, 2019.

On December 11, 2018, the Company issued 200,000 shares of common stock valued at $0.89 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan (the “Plan”) to three employees, vesting immediately. The Company recorded compensation expense of $178,000 for the year ended June 30, 2019.

On December 31, 2018, the Board of the Company and the Compensation Committee of the Board (the “Committee”) approved (i) an increase in the annual salaries of Lei Cao, Chief Executive Officer, Tuo Pan, acting Chief Financial Officer, and Zhikang Huang, Chief Operating Officer (the “C-Level Executives”), effective January 1, 2019, and (ii) a one-time award of a total of 950,000 of the common stock from the shares reserved under the Plan to the C-Level Executives, Chief Technology Officer, Yafei Li and the following members of the Board, effective December 31, 2018, for their valuable contributions to the Company in fiscal 2018: Jing Wang, Tieliang Liu and Bradley A. Haneberg (Mr. Haneberg resigned from the Board on March 20, 2019). The Committee recommended and the Board determined to make the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 400,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 140,000 shares, (iii) Chief Operating Officer, Zhikang Huang, is entitled to a one-time stock award grant of 180,000 shares, (iv) Chief Technology Officer, Yafei Li is entitled to a one-time stock award grant of 80,000 shares, (v) Board member Jing Wang is entitled to a one-time stock award grant of 50,000 shares, (vi) Board member Tieliang Liu is entitled to a one-time stock award grant of 50,000 shares and (vii) Former Board member Bradley A. Haneberg is entitled to a one-time stock award grant of 50,000 shares. The Company recorded compensation expense of $731,500 for the year ended June 30, 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $0.85 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $127,500 for the year ended June 30, 2019.

During the years ended June 30, 2019 and 2018, $2,267,833 and $1,653,834 were charged to stock-based compensation expense, respectively.

Stock Options:

On January 31, 2013, the Company issued 10,000 stock options to a member of the audit committee, to purchase the Company’s common stock. The term of the 10,000 options granted in 2013 is 10 years and the exercise price is $2.01. The total fair value of the options was $19,400. All options were vested as of June 30, 2019. Each option may be exercised to purchase one share of the common stock. Payment for the options may be made in cash or by exchanging shares of common stock at their fair market value. The fair market value will be equal to the average of the highest and lowest registered sales prices of Company common stock on the date of exercise.

Pursuant to the Plan, effective on July 26, 2016, the Company granted options to purchase 150,000 shares of common stock to two employees with a one-year vesting period, one half of which vested on October 26, 2016, and the other half on July 26, 2017. The exercise price of the 150,000 options is $1.10, which was equal to the share price of the Company’s Common Stock on July 26, 2016. The grant date fair value of such options was $0.77 per share. The fair value was calculated using the Black-Scholes options pricing model with the following assumptions: volatility of 99.68%, risk free interest rate of 1.15%, and expected life of 5 years. The total fair value of the options was $115,979. 75,000 of these options were exercised in February 2017. In accordance with the vesting periods, $0 and $9,665 were expensed related to these options for the years ended June 30, 2019 and 2018, respectively.

A summary of the options is presented in the table below:

	Shares	Weighted Average Exercise Price

Options outstanding, as of June 30, 2018	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of June 30, 2019	85,000	$1.21

Options exercisable, as of June 30, 2019	85,000	$1.21

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of options outstanding and exercisable at June 30, 2019:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	3.59 years	$2.01	10,000	3.59 years
$1.10	75,000	2.07 years	$1.10	75,000	2.07 years
	85,000			85,000

Note 10. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2019	2018
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	268,297	142,902
Accumulated deficit	(6,066,145)	(5,521,640)
	(5,440,404)	(5,021,294)
Trans Pacific Logistics Shanghai Ltd.	266,782	208,466
Total	$(5,173,622)	$(4,812,828)

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office premises and apartments for employees under various operating lease agreements with terms through June 30, 2022. Rental expense for the years ended June 30, 2019 and 2018 were $228,380 and $236,033, respectively.

Contractual Obligations:

The Company entered into a contract to upgrade its ERP system. The total contract costs amounted to RMB 4,000,000, or approximately $583,000, of which the Company made a deposit of $437,357 during the year ended June 30, 2018. The remaining balance will be settled upon the completion of services during fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million during the year ended June 30, 2018. The remaining $0.2 million will be paid upon completion of services during fiscal year 2020.

	Leases	Contractual	Total

Twelve months ending June 30,
2020	$157,568	$200,000	$357,568
2021	62,285	145,643	207,928
2022	29,903	-	29,903
	$249,756	$345,643	$595,399

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2019 and 2018, the Company has estimated its severance payments of approximately $94,000 and $59,000, respectively, which have not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named as a defendant in a breach of service contract lawsuit in the amount of $225,000 filed with the California Superior Court on January 19, 2018. The Company filed a motion with the court to force the plaintiff into arbitration rather than to litigate the dispute in court based on the arbitration provision in the contract. The California Superior Court approved its motion to stay the case pending the resolution of the arbitration. In Indianapolis, this matter was settled in exchange for 40,000 restrictive shares of common stock of the Company to the plaintiff, by the execution of a settlement agreement by both parties on August 23, 2019 and the issuance of 40,000 restricted shares on August 26, 2019. As a result, the arbitration in Indianapolis and the litigation in California has been dismissed respectively. The Company estimates the accrued liability to be approximately $34,000 and believes it will not likely have a material effect on the Company’s audited consolidated operations or financial position.

Note 12. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Act. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. Since the Company has a June 30 fiscal year-end, a blended U.S. statutory federal rate of approximately 28% for the fiscal year ended June 30, 2018 was applied to the provision for income tax and a 21% rate for subsequent fiscal years. The Tax Act also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. For the year ended June 30, 2019, the Company elected to treat the tax effect of GILTI as a current-period expense when incurred.

As of June 30, 2019, the Company re-measured its deferred tax assets based on the current effective rate of 21% at which these deferred tax amounts are expected to reverse in the future.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax expense for the years ended June 30, 2019 and 2018 are as follows:

	For the Years Ended June 30,
	2019	2018

Current
U.S.	$(33,113)	$(120,448)
Hong Kong	(2,792)	(91,545)
PRC	(250,464)	(622,765)
	(286,369)	(834,758)
Deferred
U.S.	(634,500)	(114,901)
PRC	-	-
Total income tax expense	$(920,869)	$(949,659)

Income tax expense for the years ended June 30, 2019 and 2018 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2019 and a blended rate of 28% for the year ended June 30, 2018 to the Company’s effective tax rate are as follows:

	June 30, 2019	June 30, 2018
	%	%

US Statutory tax rate	21.0	28.0
Permanent difference*	5.1	70.4
Change in valuation allowance	(40.2)	(28.9)
Rate differential in foreign jurisdiction	(1.0)	(5.0)
	(15.1)	64.5

*	Permanent difference includes non-deductible stock compensation expenses and transition tax.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2019	June 30, 2018

Allowance for doubtful accounts	$1,121,000	$540,000
Net operating loss	1,024,000	355,000
Total deferred tax assets	2,145,000	895,000
Valuation allowance	(2,145,000)	(260,500)
Deferred tax assets, net - long-term	$-	$634,500

The Company’s operations in the U.S. incurred a cumulative pre-2017 NOL of approximately $1,421,000 as of June 30, 2018 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the year ended June 30, 2019, approximately $2,744,000 of additional NOL was generated. As a result of approximately $384,000 of GILTI as taxable income, the current year’s net operating loss was reduced to approximately $2,360,000 for the year ended June 30, 2019. For the year ended June 30, 2019, the tax benefit as a result of the use of the NOL for GILTI tax was approximately $81,000 leaving the Company with a cumulative NOL of approximately $3,781,000 which may reduce future federal taxable income, of which approximately 1,421,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. The Company provided a 100% allowance for its DTA as of June 30, 2019. The net increase in valuation for the year ended June 30, 2019 amounted to approximately $1,884,500 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2019	2018

VAT tax payable	$1,045,513	$531,337
Corporate income tax payable	2,075,248	2,104,232
Others	64,134	65,050
Total	$3,184,895	$2,700,619

Note 13. CONCENTRATIONS

Major Customer

For the year ended June 30, 2019, three customers accounted for approximately 35%, 16% and 13% of the Company’s revenues, respectively. As of June 30, 2019, all of these customers accounted for approximately 26% of the Company’s accounts receivable.

For the year ended June 30, 2018, four customers accounted for approximately 50%, 16%, 15% and 9% of the Company’s revenues, respectively. At June 30, 2018, one of these four customers accounted for 100% of the Company’s accounts due from related parties (See Note 15) and the remaining three customers accounted for approximately 92% of the Company’s accounts receivable.

Major Suppliers

For the year ended June 30 2019, three suppliers accounted for approximately 23%, 12% and 10% of the total costs of revenue, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has four operating segments: (1) shipping agency services; (2) inland transportation management services; (3) freight logistics services; and (4) container trucking services. The Company combined freight logistics services and bulk cargo container services into one segment starting from first quarter of 2019 as both segments have similar nature of services (cargo freight) and was provided to the same customer base. Due to the current economic trade dynamic, the Company has not generated any revenue from bulk cargo container services for the year ended June 30, 2019. Revenue from bulk cargo container services accounted for 3% of total revenue for the year ended June 30, 2018.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present summary information by segment for the years ended June 30, 2019 and 2018, respectively:

	For the Year Ended June 30, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,383	$-	$-	$433,383
- Third parties	$2,093,680	$1,036,416	$37,725,136	$482,432	$41,337,664
Total revenues	$2,093,680	$1,469,799	$37,725,136	$482,432	$41,771,047
Cost of revenues	$1,894,332	$128,624	$33,556,109	$427,445	$36,006,510
Gross profit	$199,348	$1,341,175	$4,169,027	$54,987	$5,764,537
Depreciation and amortization	$-	$110,821	$1,902	$18,197	$130,920
Total capital expenditures	$-	$-	$125,817	$17,675	$143,493
Gross margin%	9.5%	91.2%	11.1%	11.4%	13.8%

	For the Year Ended June 30, 2018
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$2,059,406	$-	$-	$2,059,406
- Third parties	$-	$3,441,001	$16,467,671	$1,096,485	$21,005,157
Total revenues	$-	$5,500,407	$16,467,671	$1,096,485	$23,064,563
Cost of revenues	$-	$874,760	$14,013,935	$696,998	$15,585,693
Gross profit	$-	$4,625,647	$2,453,736	$399,487	$7,478,870
Depreciation and amortization	$-	$72,954	$1,902	$20,063	$94,919
Total capital expenditures	$-	$-	$778,182	$44,595	$822,777
Gross margin%	-	84.1%	14.9%	36.4%	32.4%

Total assets as of:

	June 30,	June 30,
	2019	2018

Shipping Agency Services	$274,130	$-
Inland Transportation Management Services	10,821,088	18,338,099
Freight Logistic Services	153,048	591,519
Container Trucking Services	9,350,737	7,228,209
Total Assets	$20,599,003	$26,157,827

Note 15. RELATED PARTY TRANSACTIONS

As of June 30, 2019 and 2018, the outstanding amounts due from a related party consist of the following:

	June 30,	June 30,
	2019	2018

Tianjin Zhiyuan Investment Group Co., Ltd.	$897,739	$2,319,993
Less: allowance for doubtful accounts	(89,774)	(231,999)
Total	$807,965	$2,087,994

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. As a result of the inland transportation management services provided to Zhiyuan, the Company generated revenue of $433,383 (1.0% of the Company’s total revenue for the year ended June 30, 2019). The amount due from Zhiyuan Investment Group as of June 30, 2019 was $897,739. As of June 30, 2019, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019. The Company ceased cooperation with Zhiyuan after the expiration of the service agreement in September 2019. The company expects to collect the outstanding balance by December 31, 2019.

As of June 30, 2019 and 2018, the outstanding amounts advances to suppliers-related party consist of the following:

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

Note 16. SUBSEQUENT EVENTS

As of July 1, 2019, the Company issued 600,000 shares of common stock with a fair value of $432,000 to a China based company that specializes in the port agency business and/or its designees pursuant to a consulting service agreement. The scope of services primarily covers business consultation for one year from July 1, 2019 to June 30, 2020. The Company started amortizing the value of these shares to consulting expense from July 1, 2019.

Under a board resolution dated January 30, 2016, the CEO is authorized to grant to the employees up to one million shares for the Company’s stock incentive plan. On July 22, 2019, the Company granted 90,000 shares of restricted common stock valued at $0.7 per share on the grant date with a fair value of $63,000 under the Plan to one employee, vesting immediately.