Form 10-Q
period 2019-09-30
Sino-Global Shipping America, Ltd.
filed 2019-11-19
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, the Company has 17,239,037 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2019	2019

Assets
Current assets
Cash	$141,438	$3,142,650
Notes receivable	-	383,792
Accounts receivable, less allowance for doubtful accounts of $6,506,794 and $5,670,274 as of September 30, 2019 and June 30, 2019, respectively	3,991,830	7,045,846
Other receivables, net	9,569,216	4,335,715
Advances to suppliers - third parties	55,953	124,140
Prepaid expenses and other current assets	92,126	105,054
Due from related party, net	472,715	807,965
Total Current Assets	14,323,278	15,945,162

Property and equipment, net	711,638	989,910
Right-of-use assets	427,291	-
Intangible assets, net	73,889	89,722
Prepaid expenses	225,619	519,503
Other long-term assets - deposits	2,928,533	3,054,706
Total Assets	$18,690,248	$20,599,003

Liabilities and Equity

Current Liabilities
Advances from customers	$66,474	$68,590
Accounts payable	699,855	567,619
Lease liabilities - current	158,455	-
Taxes payable	2,710,011	3,184,895
Accrued expenses and other current liabilities	1,240,992	1,418,129
Total current liabilities	4,875,787	5,239,233

Lease liabilities - noncurrent	263,473	-

Total liabilities	5,139,260	5,239,233

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 16,834,534 and 16,054,534 shares issued as of September 30, 2019 and June 30, 2019, respectively; 16,659,037 and 15,879,037 shares outstanding as of September 30, 2019 and June 30, 2019, respectively	27,111,130	26,523,830
Additional paid-in capital	1,923,115	2,066,906
Treasury stock, at cost, 175,497 shares as of September 30, 2019 and June 30, 2019	(417,538)	(417,538)
Accumulated deficit	(8,596,053)	(6,968,700)
Accumulated other comprehensive loss	(1,317,317)	(671,106)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	18,703,337	20,533,392

Non-controlling Interest	(5,152,349)	(5,173,622)

Total Equity	13,550,988	15,359,770

Total Liabilities and Equity	$18,690,248	$20,599,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2019	2018

Net revenues - third parties	$1,786,226	$6,177,533
Net revenues - related party	-	322,000
Total revenues	1,786,226	6,499,533
Cost of revenues	(683,404)	(5,083,832)
Gross profit	1,102,822	1,415,701

Selling expenses	(130,029)	(108,369)
General and administrative expenses	(1,091,455)	(973,752)
Impairment loss of fixed assets and intangible asset	(327,632)	-
Provision for doubtful accounts	(889,078)	(871,081)
Stock-based compensation	(414,708)	(817,208)
Total operating expenses	(2,852,902)	(2,770,410)

Operating loss	(1,750,080)	(1,354,709)

Other income, net	1,456	712

Net loss before provision for income taxes	(1,748,624)	(1,353,997)

Income tax benefit	-	66,466

Net loss	(1,748,624)	(1,287,531)

Net (loss) income attributable to non-controlling interest	(121,271)	29,231

Net loss attributable to Sino-Global Shipping America, Ltd.	$(1,627,353)	$(1,316,762)

Comprehensive loss
Net loss	$(1,748,624)	$(1,287,531)
Other comprehensive loss - foreign currency	(503,667)	(462,162)
Comprehensive loss	(2,252,291)	(1,749,693)
Less: Comprehensive income attributable to non-controlling interest	21,273	106,725
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(2,273,564)	$(1,856,418)

Loss per share
Basic and diluted	$(0.10)	$(0.10)

Weighted average number of common shares used in computation
Basic and diluted	16,073,087	13,145,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	loss	interest	Total
BALANCE, June 30, 2018	-	$-	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employee	-	-	430,000	473,000	-	-	-	-	-	-	473,000
Stock based compensation to consultants	-	-	50,000	63,500	-	-	-	-	-	-	63,500
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	189,708	-	-	-	-	-	189,708
Foreign currency translation	-	-	-	-	-	-	-	-	(539,656)	77,494	(462,162)
Net income (loss)	-	-	-	-	-	-	-	(1,316,762)	-	29,231	(1,287,531)
BALANCE, September 30, 2018	-	$-	13,751,032	$24,253,830	$2,036,281	(175,497)	$(417,538)	$(1,751,618)	$(812,063)	$(4,706,103)	$18,602,789

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	16,054,534	$26,523,830	$2,066,906	(175,497)	$(417,538)	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employees	-	-	90,000	63,000	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	690,000	524,300	(324,000)	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net loss	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	$-	16,834,534	$27,111,130	$1,923,115	(175,497)	$(417,538)	$(8,596,053)	$(1,317,317)	$(5,152,349)	$13,550,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2019	2018

Operating Activities
Net loss	$(1,748,624)	$(1,287,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	414,708	817,208
Depreciation and amortization	154,577	25,715
Non-cash lease expense	40,426	-
Provision for doubtful accounts	889,078	871,081
Impairment loss of fixed assets and intangible asset	327,632	-
Deferred tax benefit	-	(194,500)
Changes in assets and liabilities
Notes receivable	386,233	-
Accounts receivable	2,159,346	(3,709,059)
Other receivables	(5,389,083)	67,499
Advances to suppliers - third parties	67,902	(789,150)
Advances to suppliers - related party	-	3,322,210
Prepaid expenses and other current assets	81,209	(290,651)
Other long-term assets - deposits	90,016	(2,510,665)
Due from related parties	372,500	807,405
Advances from customers	(1,525)	(250,650)
Accounts payable	141,114	(2,804,782)
Taxes payable	(443,828)	(35,535)
Lease liabilities	(39,201)	-
Accrued expenses and other current liabilities	(172,838)	122,962
Net cash used in operating activities	(2,670,358)	(5,838,443)

Investing Activities
Acquisition of property and equipment	(4,538)	(830)
Net cash used in investing activities	(4,538)	(830)

Effect of exchange rate fluctuations on cash	(326,316)	(271,955)

Net decrease in cash	(3,001,212)	(6,111,228)

Cash at beginning of period	3,142,650	7,098,259

Cash at end of period	$141,438	$987,031

Supplemental information
Income taxes paid	$35,191	$9,108
Interest paid	$11,116	$-

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$218,678	$-
Initial recognition of right-of-use assets and lease liabilities	$469,218	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S. where a majority of the Company’s clients are located.

The Company operates in four operating segments including (1) shipping agency and management services, which are operated by its subsidiary in Hong Kong and the U.S.; (2) inland transportation management services, which are operated by its subsidiaries in the U.S.; (3) freight logistics services, which are operated by its subsidiaries in the PRC and the U.S.; (4) container trucking services, which are operated by its subsidiaries in the PRC and the U.S.

The Company developed a mobile application which provides a full-service logistics platform for shipping operations between the U.S. and the PRC for short-haul trucking in the U.S. and in December, 2016, it signed a significant agreement with Sino-Trans Guangxi Logistics Co. Ltd. with a service period from July 1, 2017 to December 31, 2020. The Company has increased its business in the U.S. since the launch of the short haul container truck services web-based platform. The board of the directors (the “Board”) of the Company subsequently authorized the Company to upgrade its enterprise resource planning system (“ERP”) in order to manage its operations in real time throughout its multiple locations and to integrate with web applications.

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

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd. to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. incorporated in New York and terminated its registration in Hong Kong. There has been no major operation of the joint venture for the three months ended September 30, 2019. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd. (“State Priests”), in which the Company will hold a 20% equity interest. On July 26, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin which changed the Company’s equity interest in State Priests from 20% to 90%. The Company has not provided any cash contribution to the joint venture and there has been no operation of the joint venture pending the International Ship Safety Management Certificate from the China Classification Society (the “Certificate”). Sino-Global Shipping New York Inc. started providing shipping management related services that do not require certification which includes arranging and coordinating for ship maintenance and inspection this quarter.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Due to State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of September 30, 2019. There has been no capital injection nor operations of State Priests and Sea Continent as of November 6, 2019, therefore no gain or loss will be recognized in the transaction.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the annual report on Form 10-K for the fiscal year ended June 30, 2019 filed on September 30, 2019.

(b) Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and its affiliates. All significant intercompany transactions and balances are eliminated in consolidation. Sino-Global Shipping Agency Ltd., a PRC corporation (“Sino-China”), is considered a variable interest entity (“VIE”), with the Company as the primary beneficiary. The Company, through Trans Pacific Shipping Ltd., entered into certain agreements with Sino-China, pursuant to which the Company receives 90% of Sino-China’s net income. The Company does not receive any payments from Sino-China unless Sino-China recognizes net income during its fiscal year. These agreements do not entitle the Company to any consideration if Sino-China incurs a net loss during its fiscal year.

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and any loss from operations is consolidated with that of the Company. Because of contractual arrangements between the Company and Sino-China, the Company has a pecuniary interest in Sino-China that requires consolidation of the financial statements of the Company and Sino-China.

The Company has consolidated Sino-China’s operating results because the entities are under common control in accordance with Accounting Standards Codification (“ASC”) 805-10, “Business Combinations”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	September 30,	June 30,
	2019	2019
Current assets	$45,828	$16,474
Deposits	1,589	1,655
Property and equipment, net	50,708	95,765
Total assets	$98,125	$113,894

Current liabilities:
Other payables and accrued liabilities	$29,908	$30,175
Total liabilities	$29,908	$30,175

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

(e) Translation of Foreign Currency

The accounts of the Company and its subsidiaries, including Sino-China and each of its branches are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Sino-China, report their financial positions and results of operations in Renminbi (“RMB”). The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements of Sino-China, Sino-Global Shipping Australia Pty Ltd., Sino-Global Shipping Hong Kong, Sino-Global Shipping Canada, Inc., Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”) and Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai,” collectively with Trans Pacific Beijing, “Trans Pacific”) in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The exchange rates as of September 30, 2019 and June 30, 2019 and for the three months ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	June 30, 2019	Three Months ended September 30,
Foreign currency	Balance Sheet	Balance Sheet	2019 Profits/Loss	2018 Profits/Loss
RMB:1USD	7.1489	6.8657	7.0146	6.8027
AUD:1USD	1.4823	1.4238	1.4592	1.3678
HKD:1USD	7.8402	7.8130	7.8300	7.8452
CAD:1USD	1.3242	1.3092	1.3200	1.3069

(f) Cash

Cash consists of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of September 30, 2019 and June 30, 2019, cash balances of $97,219 and $2,993,913, respectively, were maintained at financial institutions in the PRC. $27,278 and $2,923,972 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of September 30, 2019 and June 30, 2019, a cash balance of $40,746 and $122,017, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2019 and June 30, 2019, a cash balance of $1,111 and $4,384, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board.

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

(h) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts or over three years whichever comes earlier.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. For the three months ended September 30, 2019 and 2018, the Company wrote off $1,763 and nil of other receivables, respectively.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2019 and 2018, an impairment of $127,177 and nil were recorded, respectively.

(j) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. For the three months ended September 30, 2019 and 2018, an impairment of $200,455 and nil were recorded, respectively.

(k) Revenue Recognition

The Company recognizes revenue which represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company identifies contractual performance obligations and determines whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time.

The Company uses a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

As of September 30, 2019, the Company had outstanding contracts amounting to approximately $2.4 million, all of which is expected to be completed within 9 months from September 30, 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenues by segments:

	For the Three Months Ended
	September 30,	September 30,
	2019	2018
Shipping and management agency services	$500,000	$-
Inland transportation management services	-	920,000
Freight logistics services	1,242,142	5,487,553
Container trucking services	44,084	91,980
Total	$1,786,226	$6,499,533

●

Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advances from customers.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistic contracts that the Company entered into with customer in first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. Gross revenue and gross cost of revenue related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

(l) Taxation

Because the Company and its subsidiaries and Sino-China were incorporated in different jurisdictions, they file separate income tax returns. The Company uses the asset and liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2019 and June 30, 2019, respectively.

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

The Company’s PRC subsidiaries and affiliates report revenues net of PRC’s business tax and surcharges for all the periods presented in the accompanying condensed consolidated statements of operations.

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

For the three months ended September 30, 2019 and 2018 there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

(n) Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the authoritative guidance issued by Financial Accounting Standards Board (the “FASB”) which establishes standards for reporting comprehensive income (loss) and its component in financial statements. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under US GAAP are recorded as an element of Stockholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

(o) Stock-based Compensation

The Company accounts for stock-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee’s requisite service period.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

Valuations of stock based compensation are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

(q) Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company’s working capital was approximately $9.4 million and the Company had cash of approximately $0.1 million. The Company plans to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital; On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1.0 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to lay out the details of the transaction aforementioned.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and current liabilities as they become due one year from issuance of these financial statements. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(r) Recent Accounting Pronouncements

Pronouncements adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company adopted this ASU in the first quarter of fiscal year 2020 using modified retrospective transition approach at the beginning of the period of adoption. The Company recognized lease labilities of approximately $0.4 million, with corresponding right-of use (“ROU”) assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 8.98%.

On July 1, 2019, the Company adopted ASU 2018-07 where awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption.

On July 13, 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II does not have accounting impact. The ASU is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company adopted this ASU on July 1, 2019 and determined the adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

(t) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation mainly reclassifying advance to suppliers to other receivables (see Note 4 and 5). These reclassifications have no effect on the reported revenues, net loss or total assets.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30,	June 30,
	2019	2019
Trade accounts receivable	$10,498,624	$12,716,120
Less: allowances for doubtful accounts	(6,506,794)	(5,670,274)
Accounts receivable, net	$3,991,830	$7,045,846

Movement of allowance for doubtful accounts is as follows:

	September 30, 2019	June 30, 2019
Beginning balance	$5,670,274	$1,682,228
Provision for doubtful accounts	1,023,931	4,091,056
Less: write-off/recovery	(99,366)	(88,882)
Exchange rate effect	(88,045)	(14,128)
Ending balance	$6,506,794	$5,670,274

For the three months ended September 30, 2019 and 2018, the provision for doubtful accounts was $1,023,931 and $951,832, respectively.

Note 4. OTHER RECEIVABLES, NET

The Company’s net other receivables are as follows:

	September 30,	June 30,
	2019	2019
Advances to customers*	$9,433,868	$4,237,270
Cash advances	93,564	54,953
Security deposit	41,784	43,492
Other receivables, net	$9,569,216	$4,335,715

*	As of September 30, 2019, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2019	2019
Freight fees (1)	$55,953	$123,767
Port fees	-	373
Total advances to suppliers-third parties	$55,953	$124,140

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from October to December 2019.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2019	2019
Prepaid income taxes	$45,624	$35,129
Other (including prepaid insurance, rent, listing fees)	46,502	69,925
Deposit for ERP (1)	-	218,678
Prepaid leasing and service fees (2)	225,619	300,825
Total	317,745	624,557
Less: current portion	(92,126)	(105,054)
Total noncurrent portion	$225,619	$519,503

(1)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s existing operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $583,000. For the year ended June 30, 2019, the Company prepaid $218,679 of software development costs incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company integrated the shipping agencies business with the current ERP platform and the first phase of the ERP system was placed in use in July 2019 and to be amortized over three years (See Note 9).

(2)	On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for operating hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP system and data management for two years. For the three months ended September 30, 2019, the Company incurred $50,137 in IT for consulting costs, and $25,069 for continuing integration of the ERP system and data management costs.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2019	2019
Rental and utilities deposits	$52,087	$60,435
Freight logistics deposits (1)	2,876,446	2,994,271
Total other long-term assets - deposits	$2,928,533	$3,054,706

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The deposit is expected be repaid to the Company when either the contract terms are expired or the contract is terminated by the Company.

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2019	2019
Buildings	$188,285	$196,050
Motor vehicles*	510,656	700,724
Computer equipment*	96,008	162,865
Office equipment*	43,076	69,278
Furniture and fixtures*	70,857	167,143
System software*	106,646	116,339
Leasehold improvements	775,106	807,078

Total	1,790,634	2,219,477

Less: Accumulated depreciation and amortization	(1,078,996)	(1,229,567)

Property and equipment, net	$711,638	$989,910

Depreciation and amortization expenses for the three months ended September 30, 2019 and 2018 were $120,520 and $9,882, respectively.

*For the three months ended September 30, 2019 and 2018, an impairment of $127,177 and nil were recorded, respectively due to continued decrease in revenues from the inland transportation management segment.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	September 30,	June 30,
	2019	2019
Full service logistics platforms	$190,000	$190,000

Less: Accumulated amortization	(116,111)	(100,278)

Intangible assets, net	$73,889	$89,722

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As part of the above-mentioned intelligent logistics platform (see Note 6), four information applications were completed by Tianjin Anboweiye in December 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expenses amounted to $34,057 and $15,833 for the three months ended September 30, 2019 and 2018, respectively.

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the three months ended September 30, 2019.

Note 10 – LEASES

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $0.4 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 8.98%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.75 years.

For the three months ended September 30, 2019 and 2018, rent expense amounted to approximately $80,000 and $56,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount

2020	$190,418
2021	173,687
2022	113,552
Total lease payments	477,657
Less: Interest	(55,729)
Present value of lease liabilities	$421,928

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. EQUITY

Stock issuance:

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants of $1,074,140 is valued based on the Black-Scholes-Merton model and is recorded as additional paid-in capital from common stock based on the relative fair value of proceeds received using the following assumptions:

Series A
Annual dividend yield	-
Expected life (years)	5.5
Risk-free interest rate	2.72%
Expected volatility	110.31%

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2019:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2019	2,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of September 30, 2019	2,000,000	$1.75

Warrants exercisable, as of September 30, 2019	2,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 2,000,000	2,000,000	$1.75	3.96 years

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense were $52,708 for both the three months ended September 30, 2019 and 2018.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common shares became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018. These shares were valued at $364,000. For the three months ended September 30, 2019 and 2018, $0 and $91,000 were recorded as compensation expense respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with an aggregated fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $0 and $137,000 were recorded as compensation expense for three months ended September 30, 2019 and 2018, respectively.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded legal expense of $63,500 for both the three months ended September 30, 2019 and 2018.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with an aggregated fair value of $473,000 under the 2014 Stock Incentive Plan (the “Plan”) to three employees, vesting immediately. The Company recorded compensation expense of $0 and $473,000 for the three months ended September 30, 2019 and 2018, respectively.

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $0.85 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $127,500 for the three months ended September 30, 2019.

On July 1, 2019, the Company issued 600,000 restricted shares of common stock with a fair value of $432,000 to a China-based company that specializes in the port agency business and/or its designees pursuant to a consulting service agreement. The scope of services primarily covers business consultation for one year from July 1, 2019 to June 30, 2020. The Company can terminate the agreement if they are not satisfy with the performance of the consulting firm and the consulting firm should return all the issued shares. The Company recorded compensation expense of $108,000 for the three months ended September 30, 2019.

Under a Board resolution dated January 30, 2016, the Company’s CEO is authorized to grant to the employees up to one million shares under the Plan. On July 22, 2019, the Company granted 90,000 shares of restricted common stock valued at $0.70 per share on the grant date with an aggregated fair value of $63,000 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $63,000 for the three months ended September 30, 2019.

During the three months ended September 30, 2019 and 2018, $414,708 and $817,208 were recorded as stock-based compensation expense, respectively.

On August 26, 2019, the Company issued 40,000 shares of common stock with an aggregated fair value of $28,800 to Chineseinvestors.com as settlement of a breach of service contract lawsuit.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of September 30, 2019	85,000	$1.21

Options exercisable, as of September 30, 2019	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at September 30, 2019:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	3.34 years	$2.01	10,000	3.34 years
$1.10	75,000	1.82 years	$1.10	75,000	1.82 years
	85,000			85,000

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2019	2019
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	420,393	268,297
Accumulated deficit	(6,133,371)	(6,066,145)
	(5,355,534)	(5,440,404)
Trans Pacific Logistics Shanghai Ltd.	203,185	266,782
Total	$(5,152,349)	$(5,173,622)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations:

The Company entered into a contract to upgrade its ERP system on December 27, 2017. The total contract costs amounted to RMB 4,000,000, or approximately $560,000, of which the Company made a deposit of $437,357 during the year ended June 30, 2018. The remaining balance will be settled upon the completion of services during fiscal year 2021.

On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract price for the services is $1.2 million and the Company paid a deposit of $1.0 million during the year ended June 30, 2018. The remaining $0.2 million will be paid upon completion of services during fiscal year 2020.

Amount

Twelve Months Ending September 30,
2020	$200,000
2021	122,643
Total	$322,643

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2019 and June 30, 2019, the Company has estimated its severance payments of approximately $95,000 and $94,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sino-Global has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Zhikang Huang. These employment agreements provide for five-year terms that extend automatically in the absence of termination notice provided at least 60 days prior to the anniversary date of the agreement. If the Company fails to provide this notice or if the Company wishes to terminate an employment agreement in the absence of cause, then the Company is obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of December 31, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

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

Note 14. INCOME TAXES

The Company’s income tax expenses for the three months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,
	2019	2018
Current
U.S.	$-	$(30,597)
Hong Kong	-	-
PRC	-	(97,437)
	-	(128,034)
Deferred
U.S.	-	194,500
PRC	-	-
Total income tax expense	$-	$66,466

        The Company’s deferred tax assets are comprised of the following:

	September 30, 2019	June 30, 2019
Allowance for doubtful accounts	$1,126,000	$1,121,000
Net operating loss	1,293,000	1,024,000
Total deferred tax assets	2,419,000	2,145,000
Valuation allowance	(2,419,000)	(2,145,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative pre-2018 NOL of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the three months ended September 30, 2019, approximately $985,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $207,000. As of September 30, 2019, the Company’s cumulative NOL amounted to approximately $4,766,000 which may reduce future federal taxable income, of which approximately $3,781,000 will expire in 2037 and the remaining balance carried forward indefinitely.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. The Company provided a 100% allowance for its DTA as of September 30, 2019. The net increase in valuation for the three months ended September 30, 2019 amounted to approximately $274,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2019	2019
VAT tax payable	$675,133	$1,045,513
Corporate income tax payable	1,972,230	2,075,248
Others	62,648	64,134
Total	$2,710,011	$3,184,895

Note 15. CONCENTRATIONS

Major Customer

For the three months ended September 30, 2019, three customers accounted for approximately 37.5%, 30.2% and 28.0% of the Company’s revenues, respectively. As of September 30, 2019, all of these customers accounted for approximately 4.8% of the Company’s gross accounts receivable.

For the three months ended September 30, 2018, three customers accounted for approximately 27.8%, 22.2% and 18.5% of the Company’s revenues, respectively. At September 30, 2018, these three customers accounted for approximately 30.1% of the Company’s gross accounts receivable.

Major Suppliers

For the three months ended September 30, 2019, one supplier accounted for approximately 66.6% of the total cost of revenues.

For the three months ended September 30, 2018, four suppliers accounted for approximately 32.1%, 20.3%, 18.2% and 12.6% of the total cost of revenues, respectively.

Note 16. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has four operating segments: (1) shipping agency and management services; (2) inland transportation management services; (3) freight logistics services and (4) container trucking services.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present summary information by segment for the three months ended September 30, 2019 and 2018, respectively:

	For the Three Months Ended September 30, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$1,242,142	*	$44,084	$1,786,226
Total revenues	$500,000	$-	$1,242,142		$44,084	$1,786,226
Cost of revenues	$95,822	$-	$547,684	*	$39,898	$683,404
Gross profit	$404,178	$-	$694,458		$4,186	$1,102,822
Depreciation and amortization	$102,774	$-	$7,702		$44,101	$154,577
Total capital expenditures	$4,538	$-	$-		$-	$4,538
Gross margin%	80.8%	-%	55.9%		9.5%	61.7%

*	For certain freight logistics contracts that the Company entered into with customer in first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended September 30, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively.

	For the Three Months Ended September 30, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$322,000	$-	$-	$322,000
- Third parties	$-	$598,000	$5,487,553	$91,980	$6,177,533
Total revenues	$-	$920,000	$5,487,553	$91,980	$6,499,533
Cost of revenues	$-	$59,874	$4,965,992	$57,966	$5,083,832
Gross profit	$-	$860,126	$521,561	$34,014	$1,415,701
Depreciation and amortization	$-	$20,488	$476	$4,751	$25,715
Total capital expenditures	$-	$-	$-	$830	$830
Gross margin%	-	93.5%	9.5%	37.0%	21.8%

Total assets as of:

	September 30,	June 30,
	2019	2019
Shipping Agency and Management Services	$3,118,858	$3,549,093
Freight Logistic Services	15,545,582	17,017,696
Container Trucking Services	25,808	32,215
Total Assets	$18,690,248	$20,599,003

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17. RELATED PARTY TRANSACTIONS

As of September 30, 2019 and June 30, 2019, the outstanding amounts due from a related party consist of the following:

	September 30,	June 30,
	2019	2019
Tianjin Zhiyuan Investment Group Co., Ltd.	$525,239	$897,739
Less: allowance for doubtful accounts	(52,524)	(89,774)
Total	$472,715	$807,965

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of September 30, 2019 was $525,239 and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the three months ended September 30, 2019, the Company recovered $37,250 of allowance for doubtful accounts of the amount due from Zhiyuan.

Note 18. SUBSEQUENT EVENTS

On October 3, 2019, the Company issued 230,000 shares of common stock valued at $0.68 per share on the grant date with an aggregated fair value of $156,400 under the Plan to one employee, vesting immediately.

On October 14, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from October 14, 2019 to April 13, 2020. The Company issued 300,000 shares of common stock valued at $222,000 as remuneration for the services.  The shares bear a standard restrictive legend under the Securities Act of 1933, as amended.

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Due to State Priests’ delayed approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of September 30, 2019.

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to lay out the details of the transaction aforementioned.

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

Overview & 2020 Trends

In the past few years, we have sought diversification for our business and have developed freight logistics, container trucking, inland transportation management segments and shipping agency business. While we continue developing our business in freight logistics segment, our decades of experiences in the shipping agency business and solid business relationships with state-owned enterprise such as BaoSteel, Capital Steel, and China Ocean Shipping Group Company (COSCO), enabled us to shift our focus back in the shipping agency business, resulting in significantly increased revenues from our subsidiary in Hong Kong. Our goal for the next couple of years is to further develop our shipping agency business by expanding it into our subsidiaries in the U.S. in hopes to bring in more revenues and increase profit. To our knowledge, we are one of the few shipping agents specialized in providing a full range of general shipping agency services in China and the only such shipping agency company listed on a major stock exchange in the United States (“U.S.”). The market in this industry is fragmented. Our IT infrastructure is currently under development, and our business insight is to build a global network of shipping agencies. In addition, our current business segments such as freight logistics and container trucking had also been integrated to provide more comprehensive logistics services for our customers. In fiscal year 2020, we aim to cooperate with more quality local shipping agents in China to expand our shipping agency business.

In addition, with the hope of bringing us back to the shipping management business, on April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, CEO of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd. (“State Priests”), of which we hold 90% equity interest. We have not provided any cash contribution to the joint venture and there has been no operation of the joint venture pending the International Ship Safety Management certificate from the China Classification Society (the “Certificate”). We started providing shipping management related services that do not require Certificate which includes arranging and coordination for ship maintenance and inspection this quarter.

On November 6, 2019, we signed a revised cooperation agreement with Mr. Qin to restructure our equity interest in State Priests. Due to State Priests’ failure to timely obtain the necessary approval from related authorities, Mr. Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity he owns, for our 90% equity interest in State Priests. Sea Continent already has the Certificate for its operations although it has no operations as of September 30, 2019.

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

We operate in four operating segments, including (1) shipping agency and management services, operated by our subsidiary in Hong Kong and the U.S.; (2) inland transportation management services, operated by our subsidiaries in the U.S.; (3) freight logistics services, operated by our subsidiaries in the PRC and the U.S.; and (4) container trucking services, operated by our subsidiaries in the PRC and the U.S.

 Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Revenues

Revenues decreased by $4,713,307 or 72.5%, from $6,499,533 for the three months ended September 30, 2018 to $1,786,226 for the same period in 2019. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers in the first quarter of fiscal 2020, we only acted as an agent and did not control the services rendered to the customers in order to reduce possible risks related to the uncertainties in the current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired, and there have been no new customers for this business segment.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$1,242,142	*	$44,084	$1,786,226
Total revenues	$500,000	$-	$1,242,142		$44,084	$1,786,226
Cost of revenues	$95,822	$-	$547,684	*	$39,898	$683,404
Gross profit	$404,178	$-	$694,458		$4,186	$1,102,822
Depreciation and amortization	$102,774	$-	$7,702		$44,101	$154,577
Total capital expenditures	$4,538	$-	$-		$-	$4,538
Gross margin%	80.8%	-	55.9%		9.5%	61.7%

*	For the three months ended September 30, 2019, gross revenues and gross cost of revenues related to the contracts where we acted as agents amounted to approximately $9.1 million and $8.5 million, respectively.

	For the Three Months Ended September 30, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$322,000	$-	$-	$322,000
- Third parties	$-	$598,000	$5,487,553	$91,980	$6,177,533
Total revenues	$-	$920,000	$5,487,553	$91,980	$6,499,533
Cost of revenues	$-	$59,874	$4,965,992	$57,966	$5,083,832
Gross profit	$-	$860,126	$521,561	$34,014	$1,415,701
Depreciation and amortization	$-	$20,488	$476	$4,751	$25,715
Total capital expenditures	$-	$-	$-	$830	$830
Gross margin%	-	93.5%	9.5%	37.0%	21.8%

	% Changes For the Three Months Ended September 30, 2019 to 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100)%
- Third parties	100.0%	(100.0)%	(77.4)%	(52.1)%	(71.1)%
Total revenues	100.0%	(100.0)%	(77.4)%	(52.1)%	(72.5)%
Cost of revenues	100.0%	(100.0)%	(89.0)%	(31.2)%	(86.6)%
Gross profit	100.0%	(100.0)%	33.1%	(87.7)%	(22.1)%
Depreciation and amortization	100.0%	(100.0)%	1,518.1%	828.2%	501.1%
Total capital expenditures	100.0%	-	-	(100.0)%	446.8%
Gross margin%	80.8%	(93.5)%	46.4%	(27.5)%	40.0%

Revenues

(1) Shipping Agency and Management Services

For the three months ended September 30, 2019 and 2018, shipping agency and management services generated revenues of $500,000 and $0, respectively, representing a 100.0% increase in both revenues and gross profit. The increase in this segment revenue was due to the increase in revenues generated from providing shipping management services. Our integrated services included arranging and coordinating ship maintenance and inspection, repairs, and other services. Once Sea Continent is in operation, which management expects to be in the second quarter of fiscal year 2020, we could perform more services such as ship insurance, crew recruitment, training and supply; ship spare parts sales, among others.

(2) Revenues from Inland Transportation Management Services

In September 2013, we executed an inland transportation management service contract with Zhiyuan Investment Group, a related party, whereby we agreed to provide certain solutions to help control the potential loss of commodities during the transportation process. We also began providing inland transportation management services to a third-party customer, Tengda Northwest, following the quarter ended September 2014. The service fee charged was RMB 32 (US$4.56 approximately) per ton for Tengda Northwest, and RMB 38 (US$5.42 approximately) per ton for Zhiyuan Investment Group. The rates are set in accordance with the scope of services provided. The contracts with the two customers expired after the end of fiscal year 2019.

For the three months ended September 30, 2019 and 2018, inland transportation management services generated related-party revenue of $0 and $322,000, respectively. Revenue generated from Tengda Northwest for the three months ended September 30, 2019 and 2018 amounted to $0 and $598,000, respectively. The overall decrease in revenues generated from this segment amounted to $598,000 or 100.0% due to expiration of our inland transportation management service contracts with the aforementioned customers. We expect revenue from this segment will continue to decrease in the coming years due to the current trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

(3) Revenues from Freight Logistics Services

Freight Logistics Services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended September 30, 2019, revenues decreased by $4,245,411 or approximately 77.4%. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customer in the first quarter of fiscal year 2020, we only acted as an agent in arranging the relationship between the customers and the third-party service providers and did not control the services rendered to the customers. For the three months ended September 30, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. However, due the aforementioned reason, our revenues on these contracts are accounted for on a net basis.

Our gross profit margin increased by approximately 46.4% from approximately 9.5% for the three months ended September 30, 2018 to approximately 55.9% for the same period in 2019. The increase in gross margin was due to the following factors: 1) the aforementioned freight logistics contracts where we acted as agents, pursuant to which our revenues are counted for on a net basis; 2) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope has a lower gross margin.

(4) Revenues from Container Trucking Services

For the three months ended September 30, 2019 and 2018, revenues generated from container trucking services were $44,084 and $91,980, respectively. Overall revenues from this segment decreased by $47,896 or approximately 52.1%. The decrease in revenues from this segment was primarily due to impact caused by the pending trade negotiations between the U.S. and China, which decreased container shipments from China to the U.S. The related gross profit decreased by $29,828 from $34,014 for the three months ended September 30, 2018 to $4,186 for the same period in 2019. Gross profit margin decreased by approximately 27.5% as a result of the decrease in our trucking volume which leads to higher costs.

Operating Costs and Expenses

Operating costs and expenses decreased by $4,645,568 or approximately 55.0%, from $7,854,242 for the three months ended September 30, 2018 to $3,536,306 for the three months ended September 30, 2019. This decrease was mainly due to the decrease in cost of revenue and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2019		2018		Change
	US$	%	US$	%	US$	%

Revenues	1,786,226	100.0%	6,499,533	100.0%	(4,713,307)	(72.5)%
Cost of revenues	683,404	38.3%	5,083,832	78.2%	(4,400,428)	(86.6)%
Gross margin	61.7%	-	21.8%	-	39.9%	-
Selling expenses	130,029	7.3%	108,369	1.7%	21,660	20.0%
General and administrative expenses	1,091,455	61.1%	973,752	15.0%	117,703	12.1%
Impairment loss of fixed assets and intangible assets	327,632	18.3%	-	-	327,632	100.0%
Provision for doubtful accounts	889,078	49.8%	871,081	13.4%	17,997	2.1%
Stock-based compensation	414,708	23.2%	817,208	12.6%	(402,500)	(49.3)%
Total Costs and Expenses	3,536,306	198.0%	7,854,242	120.9%	(4,317,936)	(55.0)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues were $683,404 for the three months ended September 30, 2019, a decrease of $4,400,428, or approximately 86.6%, as compared to $5,083,832 for the same period in 2018. The overall cost of revenues as a percentage of our revenues decreased from approximately 78.2% for the three months ended September 30, 2018, to approximately 38.3% for the same period in 2019. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistics contracts in which we only acted as an agent and did not control the services rendered to the customers for the three months ended September 30, 2019.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended September 30, 2019, we had $130,029 of selling expenses, as compared to $108,369 for the same period in 2018, which represents an increase of $21,660 or approximately 20.0%. Selling expenses for both periods remained relatively consistent.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses, meals and entertainment, development expenses, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees, IT consulting and software development costs. For the three months ended September 30, 2019, we had $1,091,455 of general and administrative expenses, as compared to $973,752 for the same period in 2018, representing an increase of $117,703, or approximately 12.1%. The increase was mainly due to approximately $95,000 increase in depreciation expense.

Impairment loss of fixed assets and intangible asset

For the three months ended September 30, 2019, the Company recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the freight logistics services, inland transportation management services and container trucking services segments.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $889,078 for the three months ended September 30, 2019 compared to the provision for doubtful accounts of $871,081 for the same period in 2018, an increase of $17,997, or approximately 2.1%. Provision for doubtful accounts for both periods remained relatively consistent.

Stock-based Compensation

Stock-based compensation was $414,708 for the three months ended September 30, 2019, a decrease of $402,500 or approximately 49.3%, as compared to $817,208 for the same period in 2018. Stock-based compensation decreased significantly from the three months ended September 30, 2018 to the same period in 2019 because of lower average stock prices in current quarter compared to the same quarter of prior year.

Operating Loss

We had an operating loss of $1,750,080 for the three months ended September 30, 2019, compared to an operating loss of $1,354,709 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Taxation

We have incurred a cumulative pre-2018 net operating loss (“NOL”) of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the three months ended September 30, 2019, approximately $985,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $207,000. As of September 30, 2019, our cumulative NOL amounted to approximately $4,766,000 which may reduce future federal taxable income, of which approximately $3,781,000 will expire in 2037 and the remaining balance carried forward indefinitely.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. We provided a 100% allowance for its deferred tax assets as of September 30, 2019. The net increase in valuation for the three months ended September 30, 2019 amounted to approximately $274,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $1,748,624 for the three months ended September 30, 2019, compared to $1,287,531 for the same period in 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $1,627,353 for the three months ended September 30, 2019, compared to $1,316,762 for the same period in 2018. Comprehensive loss attributable to the Company was $2,273,564 for the three months ended September 30, 2019, compared to $1,856,418 for the same period in 2018.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2019, we had $141,438 in cash. We held approximately 30.8% of our cash in banks located in New York, Los Angeles, Australia and Hong Kong and held approximately 69.2% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(2,670,358)	$(5,838,443)
Net cash used in investing activities	$(4,538)	$(830)
Effect of exchange rate fluctuations on cash	$(326,316)	$(271,955)
Net decrease in cash	$(3,001,212)	$(6,111,228)
Cash at the beginning of period	$3,142,650	$7,098,259
Cash at the end of period	$141,438	$987,031

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2019	2019	Variation	%

Total Current Assets	$14,323,278	$15,945,162	$(1,621,884)	(10.2)%
Total Current Liabilities	$4,875,787	$5,239,233	$(363,446)	(6.9)%
Working Capital	$9,447,491	$10,705,929	$(1,258,438)	(11.8)%
Current Ratio	2.94	3.04	(0.10)	(3.5)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, our working capital was approximately $9.4 million and we had cash of approximately $0.1 million. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. Although we believe that we can realize our current assets in the normal course of business, our ability to fulfill our current obligations will primarily depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support its working capital; On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

Based on the above considerations, we are of the opinion that we have sufficient funds to meet our working capital requirements and current liabilities as they become due one year from the date of this report. However, there is no assurance we will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in PRC government policy, economic conditions, and competitive pricing in the industries that we operate in. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

Our net cash used in operating activities was approximately $2.7 million for the three months ended September 30, 2019 compared to approximately $5.8 million for the same period in 2018. The operating cash outflow for the three months ended September 30, 2019 was primarily attributable to our net loss of approximately $1.7 million, of which approximately $0.4 million of stock compensation expense, approximately $0.3 million of impairment loss of fixed assets and intangible asset and approximately $0.9 million for provision of doubtful accounts were non-cash expenses. We had an increase in other receivables of approximately $5.4 million as we prepaid certain costs of commodities on behalf of our customers offset by a decrease of approximately $2.2 million in accounts receivable as a result of collections made during the three months.

Our net cash used in operating activities was approximately $5.8 million for the three months ended September 30, 2018. The operating cash outflow was primarily attributable to our net loss of approximately $1.3 million, in which approximately $0.8 million was non-cash stock compensation expense. We had an increase of approximately $3.7 million in accounts receivable offset by approximately $0.9 million of provision for doubtful accounts, an increase in advances to third party suppliers as we paid out approximately $0.8 million in prepaid freight fees, a decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, an increase of approximately $2.5 million in deposits offset by a decrease of approximately $0.8 million in due from related parties, and an increase of approximately $2.8 million in accounts payable.

Investing Activities

Net cash used in investing activities was $4,538 for the three months ended September 30, 2019, mainly for the purchase of computer equipment.

Net cash used in investing activities was $830 for the three months ended September 30, 2018 for purchase of office equipment.

Financing Activities

We did not have any financing activities for the three months ended September 30, 2019 and 2018.

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

Effective July 1, 2019, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. We recognized lease labilities of approximately $0.4 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 8.98%.

There have been no other material changes during the three months ended September 30, 2019 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2019. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

As of September 30, 2019, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., an accredited investor and a strategic partner, to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock (the “Shares”) at a purchase price of $1.00 per share for aggregate proceeds of $1.0 million (the “Purchase Price”). The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to lay out the details of the transaction aforementioned. The Shares will be issued, upon the Company’s receipt of the Purchase Price, in reliance upon the exemptions under Rule 506 of Regulation D of the Securities Act.

Item 5.	Other Information

The information disclosed under Item 2 of Part II of this report is incorporated by reference herein.

In addition, the Company has determined that the annual meeting of the shareholders for the fiscal year ended June 30, 2019 will be held more than thirty days prior to the anniversary date of the meeting for the last fiscal year. The Company will announce that date once it is set and the date for submitting shareholder proposals will be 15 days after that date.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit

10.1	Share Purchase Agreement by and between the Company and Mr. Shanming Liang dated November 14, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 19, 2019	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

November 19, 2019	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)