Form 10-Q
period 2019-12-31
Sino-Global Shipping America, Ltd.
filed 2020-02-19
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2019

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

As of February 18, 2020, the Company has 18,239,037 shares of common stock issued and outstanding.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look”, “may”, “will”, “should”, “might”, “believe”, “plan”, “expect”, “anticipate”, “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in the People’s Republic of China (“PRC”);

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

●	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

●	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistic industry which could, adversely affect the Company’s operations and financial performance;

●	The acceptance in the marketplace of our new lines of business;

●	Foreign currency exchange rate fluctuations;

●	Hurricanes, outbreak of contagious diseases or other natural disasters; and

●	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information unless required by applicable law or regulations.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2019	2019
Assets
Current assets
Cash	$119,667	$3,142,650
Notes receivable	-	383,792
Accounts receivable, net	4,330,551	7,045,846
Other receivables	10,316,228	4,335,715
Advances to suppliers - third parties	193,450	124,140
Prepaid expenses and other current assets	94,912	105,054
Due from related party, net	435,898	807,965
Total Current Assets	15,490,706	15,945,162

Property and equipment, net	666,280	989,910
Right-of-use assets	384,794	-
Intangible assets, net	58,056	89,722
Prepaid expenses	150,412	519,503
Other long-term assets - deposits	3,005,589	3,054,706
Total Assets	$19,755,837	$20,599,003

Liabilities and Equity

Current Liabilities
Advances from customers	$74,912	$68,590
Accounts payable	510,667	567,619
Lease liabilities - current	155,820	-
Taxes payable	3,157,711	3,184,895
Accrued expenses and other current liabilities	1,190,518	1,418,129
Total current liabilities	5,089,628	5,239,233

Lease liabilities - noncurrent	230,262	-

Total liabilities	5,319,890	5,239,233

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 17,289,537 and 16,054,534 shares issued as of December 31, 2019 and June 30, 2019, respectively; 17,289,537 and 15,879,037 shares outstanding as of December 31, 2019 and June 30, 2019, respectively	27,308,992	26,523,830
Additional paid-in capital	2,299,823	2,066,906
Treasury stock, at cost, 0 and 175,497 shares as of December 31, 2019 and June 30, 2019, respectively	-	(417,538)
Accumulated deficit	(9,003,386)	(6,968,700)
Accumulated other comprehensive loss	(967,302)	(671,106)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	19,638,127	20,533,392

Non-controlling Interest	(5,202,180)	(5,173,622)

Total Equity	14,435,947	15,359,770

Total Liabilities and Equity	$19,755,837	$20,599,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues - third parties	$2,021,124	$10,440,287	$3,807,350	$16,617,820
Net revenues - related party	-	75,000	-	397,000
Total revenues	2,021,124	10,515,287	3,807,350	17,014,820
Cost of revenues	(755,645)	(8,556,597)	(1,439,049)	(13,640,429)
Gross profit	1,265,479	1,958,690	2,368,301	3,374,391

Selling expenses	(126,125)	(258,229)	(256,154)	(366,598)
General and administrative expenses	(702,064)	(1,415,040)	(1,793,519)	(2,388,792)
Impairment loss of fixed assets and intangible asset	-	-	(327,632)	-
Provision for doubtful accounts	(278,676)	(416,706)	(1,167,754)	(1,287,787)
Stock-based compensation	(491,609)	(1,047,376)	(906,317)	(1,864,584)
Total operating expenses	(1,598,474)	(3,137,351)	(4,451,376)	(5,907,761)

Operating loss	(332,995)	(1,178,661)	(2,083,075)	(2,533,370)

Other (expenses) income, net	(15,613)	782	(14,157)	1,494

Net loss before provision for income taxes	(348,608)	(1,177,879)	(2,097,232)	(2,531,876)

Income tax expense	(14,747)	(244,979)	(14,747)	(178,513)

Net loss	(363,355)	(1,422,858)	(2,111,979)	(2,710,389)

Net income (loss) attributable to non-controlling interest	43,978	51,114	(77,293)	80,345

Net loss attributable to Sino-Global Shipping America, Ltd.	$(407,333)	$(1,473,972)	$(2,034,686)	$(2,790,734)

Comprehensive income (loss)
Net loss	$(363,355)	$(1,422,858)	$(2,111,979)	$(2,710,389)
Other comprehensive income (loss) - foreign currency	256,206	(106,762)	(247,461)	(568,924)
Comprehensive loss	(107,149)	(1,529,620)	(2,359,440)	(3,279,313)
Less: Comprehensive (loss) income attributable to non-controlling interest	(49,831)	26,930	(28,558)	133,655
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(57,318)	$(1,556,550)	$(2,330,882)	$(3,412,968)

Loss per share
Basic and diluted	$(0.02)	$(0.11)	$(0.12)	$(0.21)

Weighted average number of common shares used in computation
Basic and diluted	16,819,010	13,769,918	16,448,371	13,457,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	loss	interest	Total
BALANCE, June 30, 2018	-	$-	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employee	-	-	430,000	473,000	-	-	-	-	-	-	473,000
Stock based compensation to consultants	-	-	50,000	63,500	-	-	-	-	-	-	63,500
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	189,708	-	-	-	-	-	189,708
Foreign currency translation	-	-	-	-	-	-	-	-	(539,656)	77,494	(462,162)
Net income (loss)	-	-	-	-	-	-	-	(1,316,762)	-	29,231	(1,287,531)
BALANCE, September 30, 2018	-	-	13,751,032	24,253,830	2,036,281	(175,497)	(417,538)	(1,751,618)	(812,063)	(4,706,103)	18,602,789
Stock based compensation to employee	-	-	1,150,000	909,500	-	-	-	-	-	-	909,500
Stock based compensation to consultants	-	-	100,000	128,500	(43,333)	-	-	-	-	-	85,167
Issuance of common stock to private investor	-	-	420,168	500,000	-	-	-	-	-	-	500,000
Amortization of shares issued to consultants	-	-	-	-	52,709	-	-	-	-	-	52,709
Foreign currency translation	-	-	-	-	-	-	-	-	(82,578)	(24,184)	(106,762)
Net income (loss)	-	-	-	-	-	-	-	(1,473,972)	-	51,114	(1,422,858)
BALANCE, December 31, 2018	-	$-	15,421,200	$25,791,830	$2,045,657	(175,497)	$(417,538)	$(3,225,590)	$(894,641)	$(4,679,173)	$18,620,545

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	16,054,534	$26,523,830	$2,066,906	(175,497)	$(417,538)	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employees	-	-	90,000	63,000	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	240,000	200,300	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net loss	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	-	16,384,534	26,787,130	2,247,115	(175,497)	(417,538)	(8,596,053)	(1,317,317)	(5,152,349)	13,550,988
Stock based compensation to employees	-	-	230,000	156,400	-	-	-	-	-	-	156,400
Stock based compensation to consultants	-	-	350,000	282,500	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	52,708
Issuance of common stock to private investor	-	-	500,500	500,500	-	-	-	-	-	-	500,500
Cancellation of treasury stock	-	-	(175,497)	(417,538)	-	175,497	417,538	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	350,015	(93,809)	256,206
Net loss	-	-	-	-	-	-	-	(407,333)	-	43,978	(363,355)
BALANCE, December 31, 2019	-	$-	17,289,537	$27,308,992	$2,299,823	-	$-	$(9,003,386)	$(967,302)	$(5,202,180)	$14,435,947

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2019	2018
Operating Activities
Net loss	$(2,111,979)	$(2,710,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	906,317	1,864,584
Depreciation and amortization	237,011	51,280
Non-cash lease expense	78,405	-
Provision for doubtful accounts	1,167,754	1,287,787
Impairment loss of fixed assets and intangible asset	327,632	-
Deferred tax benefit	-	(120,500)
Changes in assets and liabilities
Notes receivable	386,233	-
Accounts receivable	1,629,174	(5,044,123)
Other receivables	(5,855,492)	79,773
Advances to suppliers - third parties	(66,691)	(220,166)
Advances to suppliers - related party	-	3,294,701
Prepaid expenses and other current assets	160,497	408,642
Other long-term assets - deposits	96,281	(2,489,067)
Due from related parties	413,408	1,091,355
Advances from customers	5,580	(295,619)
Accounts payable	(63,131)	(2,508,225)
Taxes payable	(76,110)	305,603
Lease liabilities	(77,118)	-
Accrued expenses and other current liabilities	(233,414)	286,613
Net cash used in operating activities	(3,075,643)	(4,717,751)

Investing Activities
Acquisition of property and equipment	(7,020)	(9,357)
Net cash used in investing activities	(7,020)	(9,357)

Financing Activities
Proceeds from issuance of common stock	500,500	500,000
Net cash provided by financing activities	500,500	500,000

Effect of exchange rate fluctuations on cash	(440,820)	(416,925)

Net decrease in cash	(3,022,983)	(4,644,033)

Cash at beginning of period	3,142,650	7,098,259

Cash at end of period	$119,667	$2,454,226

Supplemental information
Income taxes paid	$38,498	$16,536

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$218,678	$-
Initial recognition of right-of-use assets and lease liabilities	$462,361	$-

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

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd. to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. incorporated in New York and terminated its registration in Hong Kong. There has been no major operation of the joint venture for the three and six months ended December 31, 2019. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary.

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

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Due to State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of December 31, 2019. There has been no capital injection nor operations of State Priests and Sea Continent as of November 6, 2019, therefore no gain or loss will be recognized in the transaction.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company will hold a 40% equity interest. No investment has been made by the Company as of the date of this report. The new joint venture will facilitate the purchase agricultural related commodities in U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of all directly, indirectly owned subsidiaries and variable interest entity. All intercompany transactions and balances have been eliminated in consolidation. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the information included in the annual report on Form 10-K for the fiscal year ended June 30, 2019 filed on September 30, 2019.

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

As a VIE, Sino-China’s revenues are included in the Company’s total revenues, and any income/loss from operations is consolidated with that of the Company. Because of contractual arrangements between the Company and Sino-China, the Company has a pecuniary interest in Sino-China that requires consolidation of the financial statements of the Company and Sino-China.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	December 31,	June 30,
	2019	2019
Current assets	$38,518	$16,474
Deposits	1,631	1,655
Property and equipment, net	48,632	95,765
Total assets	$88,781	$113,894

Current liabilities:
Other payables and accrued liabilities	$43,034	$30,175
Total liabilities	$43,034	$30,175

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The exchange rates as of December 31, 2019 and June 30, 2019 and for the three and six months ended December 31, 2019 and 2018 are as follows:

	December 31,	June 30,	Three months ended December 31,		Six months ended December 31,
Foreign currency	2019 Balance Sheet	2019 Balance Sheet	2019 Profits/Loss	2018 Profits/Loss	2019 Profits/Loss	2018 Profits/Loss
RMB:1USD	6.9630	6.8657	7.0446	6.9162	7.0296	6.8595
AUD:1USD	1.4226	1.4238	1.4630	1.3945	1.4611	1.3812
HKD:1USD	7.7890	7.8130	7.8256	7.8294	7.8278	7.8373
CAD:1USD	1.2962	1.3092	1.3200	1.3215	1.3200	1.3142

(f) Cash

Cash consists of cash on hand and other highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of December 31, 2019 and June 30, 2019, cash balances of $34,910 and $2,993,913, respectively, were maintained at financial institutions in the PRC. Nil and $2,923,972 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of December 31, 2019 and June 30, 2019, cash balances of $79,203 and $122,017, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2019 and June 30, 2019, cash balances of $3,140 and $4,386, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of December 31, 2019 and June 30, 2019, amount of deposits the Company had covered by insurance amounted to $118,711 and $198,165, respectively.

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

(h) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. The Company recovered $22,869 of accounts receivable for the three and six months ended December 31, 2019 and nil of accounts receivable for the three and six months ended December 31, 2018, respectively. There was no write off for the three months ended December 31, 2019 and 2018. For the six months ended December 31, 2019 and 2018, the Company wrote off $99,366 and nil of accounts receivable, respectively.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. For the three and six months ended December 31, 2019, nil and $1,763 was written off of against other receivables, respectively. There was no write off for the three and six months ended December 31, 2018.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. There was no impairment for the three months ended December 31, 2019 and 2018. For the six months ended December 31, 2019 and 2018, an impairment of $127,177 and nil were recorded, respectively.

(j) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no impairment for the three months ended December 31, 2019 and 2018. For the six months ended December 31, 2019 and 2018, an impairment of $200,455 and nil were recorded, respectively.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2019, the Company had outstanding contracts amounting to approximately $1.9 million, all of which is expected to be completed within 6 months from December 31, 2019.

Revenues by segments:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Shipping and management agency services	$500,000	$889,070	$1,000,000	$889,070
Inland transportation management services	-	420,000	-	1,340,000
Freight logistics services	1,503,500	8,978,923	2,745,641	14,466,476
Container trucking services	17,624	227,294	61,709	319,274
Total	$2,021,124	$10,515,287	$3,807,350	$17,014,820

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

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the three months ended December 31, 2019, gross revenue and gross cost of revenue related to these contracts not presented in the table above amounted to approximately $12.9 million and $12.0 million, respectively. For the six months ended December 31, 2019, gross revenue and gross cost of revenue not presented in the table above related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2019 and June 30, 2019, respectively.

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

For the three and six months ended December 31, 2019 and 2018, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 718 amended by ASU 2018-07. Under FASB ASC Topic 718, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

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

(p) Risks and Uncertainties

The Company’s business, financial position and results of operations may be influenced by the political, economic, health and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, health and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(q) Liquidity and Going concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2019, the Company’s working capital was approximately $10.4 million and the Company had cash of approximately $0.1 million. The Company plans to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. The Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital; On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1.0 million pursuant to a stock purchase agreement dated November 14, 2019. The company received a gross proceeds of $500,500 in second quarter of fiscal year 2020. The rest of the payment is expected to be received by the end of the third quarter of fiscal year 2020.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on the above considerations, the Company’s management is of the opinion that it may not have sufficient funds to meet the Company’s working capital requirements and current liabilities as they become due one year from issuance of these financial statements. There is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in. In addition, the recent outbreak of new coronavirus pandemic in China posed disruption and restrictions on our operations and those of our customers which not only negatively impact our financial conditions but also slowed down the macro-economic development in China. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business.

The management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) the Company’s recurring losses from operations, including approximately $2.0 million net loss attributable to the Company’s stockholders for the six months ended December 31, 2019, 2) accumulated deficit of approximately $9.0 million as of December 31, 2019 and 3) has negative operating cash flows of approximately $3.0 million for the six months ended December 31, 2019. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

(r) Recent Accounting Pronouncements

Pronouncements adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company adopted this ASU in the first quarter of fiscal year 2020 using modified retrospective transition approach at the beginning of the period of adoption. The Company recognized lease labilities of approximately $0.4 million, with corresponding right-of use (“ROU”) assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 9.01%.

On July 1, 2019, the Company adopted ASU 2018-07 where awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards which superseded ASU 505-50. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company adopted this ASU on July 1, 2019 and the adoption has no significant impact to the Company’s unaudited condensed consolidated financial statements as a whole.

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

 In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(t) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation mainly reclassifying advances to suppliers to other receivables (see Note 4 and 5). These reclassifications have no effect on the reported revenues, net loss or total assets.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2019	2019
Trade accounts receivable	$11,192,245	$12,716,120
Less: allowances for doubtful accounts	(6,861,694)	(5,670,274)
Accounts receivable, net	$4,330,551	$7,045,846

Movement of allowance for doubtful accounts is as follows:

	December 31, 2019	June 30, 2019
Beginning balance	$5,670,274	$1,682,228
Provision for doubtful accounts	1,282,492	4,091,056
Less: write-off/recovery	(76,497)	(88,882)
Exchange rate effect	(14,575)	(14,128)
Ending balance	$6,861,694	$5,670,274

For the three months ended December 31, 2019 and 2018, the provision for doubtful accounts was $258,561 and $445,119, respectively. For the six months ended December 31, 2019 and 2018, the provision for doubtful accounts was $1,282,492 and $1,396,951, respectively.

Note 4. OTHER RECEIVABLES

The Company’s other receivables are as follows:

	December 31,	June 30,
	2019	2019
Advances to customers*	$10,216,897	$4,237,270
Cash advances	99,331	54,953
Security deposit	-	43,492
Other receivables	$10,316,228	$4,335,715

*	As of December 31, 2019, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. The Company is expected to deliver its services under all such contracts by December 31, 2020.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2019	2019
Freight fees (1)	$193,450	$123,767
Port fees	-	373
Total advances to suppliers-third parties	$193,450	$124,140

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January to March 2020.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2019	2019
Prepaid income taxes	$48,924	$35,129
Other (including prepaid insurance, rent, listing fees)	45,988	69,925
Deposit for ERP (1)	-	218,678
Prepaid leasing and service fees (2)	150,412	300,825
Total	245,324	624,557
Less: current portion	(94,912)	(105,054)
Total noncurrent portion	$150,412	$519,503

(1)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s existing operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $583,000. For the year ended June 30, 2019, the Company prepaid $218,679 of software development costs incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company integrated the shipping agencies business with the current ERP platform and the first phase of the ERP system was placed in use in July 2019 and to be amortized over three years (See Note 9).

(2)	On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for operating hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP system and data management for two years. For the three months ended December 31, 2019, the Company incurred $50,137 in IT for consulting costs, and $25,069 for continuing integration of the ERP system and data management costs. For the six months ended December 31, 2019, the Company incurred $100,275 in IT for consulting costs, and $50,138 for continuing integration of the ERP system and data management costs.

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2019	2019
Rental and utilities deposits	$52,880	$60,435
Freight logistics deposits (1)	2,952,709	2,994,271
Total other long-term assets - deposits	$3,005,589	$3,054,706

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The deposit is expected be repaid to the Company when either the contract terms are expired or the contract is terminated by the Company.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2019	2019
Buildings	$193,312	$196,050
Motor vehicles*	524,932	700,724
Computer equipment*	98,464	162,865
Office equipment*	44,226	69,278
Furniture and fixtures*	72,749	167,143
System software*	109,493	116,339
Leasehold improvements	798,282	807,078

Total	1,841,458	2,219,477

Less: Accumulated depreciation and amortization	(1,175,178)	(1,229,567)

Property and equipment, net	$666,280	$989,910

Depreciation and amortization expenses for the three months ended December 31, 2019 and 2018 were $66,601 and $9,731, respectively. Depreciation and amortization expenses for the six months ended December 31, 2019 and 2018 were $187,121 and $19,613, respectively.

*	For the three months ended December 31, 2019 and 2018, no impairment of fixed assets were recorded. For the six months ended December 31, 2019 and 2018, an impairment of $127,177 and nil were recorded, respectively due to continued decrease in revenues from the inland transportation management segment.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	December 31,	June 30,
	2019	2019
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(131,944)	(100,278)
Intangible assets, net	$58,056	$89,722

As part of the above-mentioned intelligent logistics platform (see Note 6), four information applications were completed by Tianjin Anboweiye in December 2017 and placed into service, including route planning and route execution for customers in China. The platforms are being amortized over three years. Amortization expenses amounted to $15,833 and $15,834 for the three months ended December 31, 2019 and 2018, respectively. Amortization expenses amounted to $49,890 and $31,667 for the six months ended December 31, 2019 and 2018, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of nil and $200,455 for the three and six months ended December 31, 2019.

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $0.4 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 9.01%. As of December 31, 2019, ROU assets and lease labilities amounted to $384,794 and $386,082, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.41 years.

For the three months ended December 31, 2019 and 2018, rent expense amounted to approximately $80,000 and $57,000, respectively. For the six months ended December 31, 2019 and 2018, rent expense amounted to approximately $160,000 and $113,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount

2020	$184,902
2021	166,175
2022	82,447
Total lease payments	433,524
Less: Interest	(47,442)
Present value of lease liabilities	$386,082

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2019:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2019	2,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of December 31, 2019	2,000,000	$1.75

Warrants exercisable, as of December 31, 2019	2,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 2,000,000	2,000,000	$1.75	3.70 years

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to memorialize the transaction aforementioned. Pursuant to the aforementioned agreement, the Company received proceeds of $500,500 in the second quarter of fiscal year 2020. The rest of the payment is expected to receive by the end of the third quarter of fiscal year 2020.

On December 9, 2019, the Company authorized the cancellation of the 175,497 of the Company’s treasury shares. The shares were cancelled as of December 31, 2019. The cancellation has no effect on the Company’s total shareholders’ equity and earnings per share.

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense was $52,708 and $105,417 for the three and six months ended December 31, 2019 and 2018, respectively.

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

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded legal expense of $63,500 and $127,000 for the three and six months ended December 31, 2019 and 2018, respectively.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with an aggregated fair value of $473,000 under the 2014 Stock Incentive Plan (the “Plan”) to three employees, vesting immediately. The Company recorded compensation expense of $0 and $473,000 for the three and six months ended December 31, 2018, respectively.

On December 11, 2018, the Company issued 200,000 shares of common stock valued at $0.89 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $178,000 for both the three and six months ended December 31, 2018.

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

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $0.85 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $0 and $127,500 for the three and six months ended December 31, 2019, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 1, 2019, the Company issued 600,000 restricted shares of common stock with a fair value of $432,000 to a China-based company that specializes in the port agency business and/or its designees pursuant to a consulting service agreement. The scope of services primarily covers business consultation for one year from July 1, 2019 to June 30, 2020. The Company can terminate the agreement if they are not satisfy with the performance of the consulting firm and the consulting firm should return all the issued shares. The Company recorded compensation expense of $108,000 and $216,000 for the three and six months ended December 31, 2019, respectively.

Included in a Board resolution dated January 30, 2016, the Company’s CEO is authorized to grant to the employees up to one million shares under the Plan. On July 22, 2019, the Company granted 90,000 shares of restricted common stock valued at $0.70 per share on the grant date with an aggregated fair value of $63,000 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $0 and $63,000 for the three and six months ended December 31, 2019, respectively.

On October 3, 2019, the Company issued 230,000 shares of common stock valued at $0.68 per share on the grant date with an aggregated fair value of $156,400 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $156,400 for the three and six months ended December 31, 2019.

On October 14, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from October 14, 2019 to April 13, 2020. The Company issued 300,000 shares of common stock valued at $222,000 as remuneration for the services.  The shares bear a standard restrictive legend under the Securities Act of 1933, as amended. The Company recorded compensation expense of $111,000 for the three and six months ended December 31, 2019.

During the three months ended December 31, 2019 and 2018, $491,609 and $1,047,376 were recorded as stock-based compensation expense, respectively. During the six months ended December 31, 2019 and 2018, $906,317 and $1,864,584 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of December 31, 2019	85,000	$1.21

Options exercisable, as of December 31, 2019	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at December 31, 2019:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	3.08 years	$2.01	10,000	3.08 years
$1.10	75,000	1.57 years	$1.10	75,000	1.57 years
	85,000			85,000

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2019	2019
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	320,622	268,297
Accumulated deficit	(6,157,826)	(6,066,145)
	(5,479,760)	(5,440,404)
Trans Pacific Logistics Shanghai Ltd.	277,580	266,782
Total	$(5,202,180)	$(5,173,622)

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

Amount

Twelve Months Ending December 31,
2020	$200,000
2021	132,643
Total	$332,643

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2019 and June 30, 2019, the Company has estimated its severance payments of approximately $96,000 and $94,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

On January 21, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department stating that Company has not regained compliance with Nasdaq Continued Listing Rule, which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share for a second 180-day grace period. Accordingly, the Company’s securities will be delisted from the Nasdaq Capital Market. The Company made the request to appeal Nasdaq’s determination by requesting a hearing before the Hearing Panel to seek continued listing. The hearing will be held on February 27, 2020. Accordingly, the delisting action has been stayed, pending a final written decision by the Hearing Panel.

Note 14. INCOME TAXES

The Company’s income tax benefit (expenses) for the three and six months ended December 31, 2019 and 2018 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2019	2018	2019	2018

Current
U.S.	$-	$282	$-	$(30,315)
Hong Kong	-	(881)	-	(881)
PRC	(14,747)	(170,380)	(14,747)	(267,817)
	(14,747)	(170,979)	(14,747)	(299,013)
Deferred
U.S.	-	(74,000)	-	120,500
Total income tax benefit (expense)	$(14,747)	$(244,979)	$(14,747)	$(178,513)

The Company’s deferred tax assets are comprised of the following:

	December 31, 2019	June 30, 2019
Allowance for doubtful accounts	$1,177,000	$1,121,000
Net operating loss	1,424,000	1,024,000
Total deferred tax assets	2,601,000	2,145,000
Valuation allowance	(2,601,000)	(2,145,000)
Deferred tax assets, net - long-term	$-	$-

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s operations in the U.S. incurred a cumulative NOL of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the three and six months ended December 31, 2019, approximately $480,000 and $1,465,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $101,000 and $308,000, respectively. As of December 31, 2019, the Company’s cumulative NOL amounted to approximately $5,246,000 which may reduce future federal taxable income, of which approximately $3,781,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China in 2019. The Company provided a 100% allowance for its DTA as of December 31, 2019. The net increase in valuation for the three and six months ended December 31, 2019 amounted to approximately $181,000 and $455,000, respectively based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2019	2019
VAT tax payable	$1,055,448	$1,045,513
Corporate income tax payable	2,038,129	2,075,248
Others	64,134	64,134
Total	$3,157,711	$3,184,895

Note 15. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2019, three customers accounted for approximately 39.0%, 33.6% and 24.7% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for approximately 93.1% of the Company’s gross accounts receivable.

For the three months ended December 31, 2018, one customer accounted for 62.9% of the Company’s revenues. As of December 31, 2018, this customers accounted for approximately 10.4% of the Company’s gross accounts receivable.

For the six months ended December 31, 2019, three customers accounted for approximately 38.3%, 32.0% and 26.2% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for approximately 93.1% of the Company’s gross accounts receivable.

For the six months ended December 31, 2018, three customers accounted for 38.9%, 15.6% and 10.6% of the Company’s revenues, respectively. As of December 31, 2018, these three customers accounted for approximately 25.3% of the Company’s gross accounts receivable.

Major Suppliers

For the three months ended December 31, 2019, four suppliers accounted for approximately 27.0%, 23.0%, 15.8% and 13.0% of the total cost of revenues, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended December 31, 2018, two suppliers accounted for 41.2% and 19.9% of the total costs of revenue, respectively.

For the six months ended December 31, 2019, five suppliers accounted for approximately 39.9%, 14.2%, 12.1%, 11.3% and 11.1% of the total cost of revenues, respectively

For the six months ended December 31, 2018, four suppliers accounted for 25.8%, 16.9%, 12.5% and 10.4% of the total costs of revenue, respectively.

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

The following tables present summary information by segment for the three and six months ended December 31, 2019 and 2018, respectively:

	For the Three Months Ended December 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$1,503,500	*	$17,624	$2,021,124
Total revenues	$500,000	$-	$1,503,500		$17,624	$2,021,124
Cost of revenues	$66,584	$-	$673,646	*	$15,415	$755,645
Gross profit	$433,416	$-	$829,854		$2,209	$1,265,479
Depreciation and amortization	$79,144	$-	$-		$3,389	$82,533
Total capital expenditures	$2,482	$-	$-		$-	$2,482
Gross margin%	86.7%	-%	55.2%		12.5%	62.6%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $12.9 million and $12.0 million, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended December 31, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$75,000	$-	$-	$75,000
- Third parties	$889,070	$345,000	$8,978,923	$227,294	$10,440,287
Total revenues	$889,070	$420,000	$8,978,923	$227,294	$10,515,287
Cost of revenues	$809,040	$20,000	$7,497,666	$229,891	$8,556,597
Gross profit	$80,030	$400,000	$1,481,257	$(2,597)	$1,958,690
Depreciation and amortization	$-	$20,339	$475	$4,751	$25,565
Total capital expenditures	$-	$-	$-	$8,534	$8,534
Gross margin%	9.0%	95.2%	16.5%	(1.1)%	18.6%

	For the Six Months Ended December 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$1,000,000	$-	$2,745,641	*	$61,709	$3,807,350
Total revenues	$1,000,000	$-	$2,745,641		$61,709	$3,807,350
Cost of revenues	$162,406	$-	$1,221,329	*	$55,314	$1,439,049
Gross profit	$837,594	$-	$1,524,312		$6,395	$2,368,301
Depreciation and amortization	$181,918	$-	$7,686		$47,407	$237,011
Total capital expenditures	$7,020	$-	$-		$-	$7,020
Gross margin%	83.8%	-%	55.5%		10.4%	62.2%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the six months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively.

	For the Six Months Ended December 31, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$397,000	$-	$-	$397,000
- Third parties	$889,070	$943,000	$14,466,476	$319,274	$16,617,820
Total revenues	$889,070	$1,340,000	$14,466,476	$319,274	$17,014,820
Cost of revenues	$809,040	$79,874	$12,463,658	$287,857	$13,640,429
Gross profit	$80,030	$1,260,126	$2,002,818	$31,417	$3,374,391
Depreciation and amortization	$-	$40,826	$951	$9,503	$51,280
Total capital expenditures	$-	$-	$-	$9,357	$9,357
Gross margin%	9.0%	94.0%	13.8%	9.8%	19.8%

Total assets as of:

	December 31,	June 30,
	2019	2019
Shipping Agency and Management Services	$3,184,159	$3,549,093
Freight Logistic Services	16,546,296	17,017,696
Container Trucking Services	25,382	32,215
Total Assets	$19,755,837	$20,599,003

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17. RELATED PARTY TRANSACTIONS

As of December 31, 2019 and June 30, 2019, the outstanding amounts due from a related party consist of the following:

	December 31,	June 30,
	2019	2019
Tianjin Zhiyuan Investment Group Co., Ltd.	$484,331	$897,739
Less: allowance for doubtful accounts	(48,433)	(89,774)
Total	$435,898	$807,965

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of December 31, 2019 was $484,331and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the three months ended December 31, 2019, the Company recovered $4,091 of allowance for doubtful accounts of the amount due from Zhiyuan. For the six months ended December 31, 2019, the Company recovered $41,341 of allowance for doubtful accounts of the amount due from Zhiyuan.

Note 18. SUBSEQUENT EVENTS

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to set up a joint venture in New York named LSM Trading Ltd., in which the Company will hold a 40% equity interest. No investment has been made by the Company as of the date of this report. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions.

On January 21, 2020, the Company received a notification letter from the Nasdaq Listing Qualifications department stating that Company has not regained compliance with Nasdaq Continued Listing Rule, which requires the Company’s listed securities to maintain a minimum bid price of $1.00 per share for a second 180-day grace period. Accordingly, the Company’s securities will be delisted from the Nasdaq Capital Market. The Company made the request to appeal Nasdaq’s determination by requesting a hearing before the Hearing Panel to seek continued listing. The hearing will be held on February 27, 2020. Accordingly, the delisting action has been stayed, pending a final written decision by the Hearing Panel.

On January 29, 2020, the Company issued an aggregate of 1,000,000 shares of the common stock to Mr. Shanming Liang at a purchase price of $1.00 per share. The Company received a gross proceeds of $500,500 in second quarter of fiscal year 2020. The rest of the payment is expected to be received by the end of the third quarter of fiscal year 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives.

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

On November 6, 2019, we signed a revised cooperation agreement with Mr. Qin to restructure our equity interest in State Priests. Due to State Priests’ failure to timely obtain the necessary approval from related authorities, Mr. Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity he owns, for our 90% equity interest in State Priests. Sea Continent already has the Certificate for its operations although it has no operations as of December 31, 2019.

To adapt to the changing China market, which has a high demand for agricultural products and agricultural by-products, one of the Company’s business strategies is to provide services in connection with the purchase of the U.S agricultural products and the shipment of these products to China using its overall supply chain logistics. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to set up a joint venture in New York named LSM Trading Ltd. (“LSM Trading”) to engage in trading business, of which we hold 40% equity interest. No investment has been made by the Company as of the date of this report. LSM Trading will facilitate the purchase of the agricultural commodities and agricultural by-products in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months Ended December 31, 2019 and 2018

Revenues

Revenues decreased by $8,494,163 or 80.8%, from $10,515,287 for the three months ended December 31, 2018 to $2,021,124 for the same period in 2019. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we only acted as an agent and did not control the services rendered to the customers in order to reduce possible risks as a result of the uncertainties in current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired and there have been no new customers for this business segment.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$1,503,500	*	$17,624	$2,021,124
Total revenues	$500,000	$-	$1,503,500		$17,624	$2,021,124
Cost of revenues	$66,584	$-	$673,646	*	$15,415	$755,645
Gross profit	$433,416	$-	$829,854		$2,209	$1,265,479
Depreciation and amortization	$79,144	$-	$-		$3,389	$82,533
Total capital expenditures	$2,482	$-	$-		$-	$2,482
Gross margin%	86.7%	-	55.2%		12.5%	62.6%

*	For the three months ended December 31, 2019, gross revenue and gross cost of revenue related to the contracts where we acted as agents amounted to approximately $12.9 million and $12.0 million, respectively.

	For the Three Months Ended December 31, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$75,000	$-	$-	$75,000
- Third parties	$889,070	$345,000	$8,978,923	$227,294	$10,440,287
Total revenues	$889,070	$420,000	$8,978,923	$227,294	$10,515,287
Cost of revenues	$809,040	$20,000	$7,497,666	$229,891	$8,556,597
Gross profit	$80,030	$400,000	$1,481,257	$(2,597)	$1,958,690
Depreciation and amortization	$-	$20,339	$475	$4,751	$25,565
Total capital expenditures	$-	$-	$-	$8,534	$8,534
Gross margin%	9.0%	95.2%	16.5%	(1.1)%	18.6%

	% Changes For the Three Months Ended December 31, 2019 to 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100.0)%
- Third parties	(43.8)%	(100.0)%	(83.3)%	(92.2)%	(80.6)%
Total revenues	(43.8)%	(100.0)%	(83.3)%	(92.2)%	(80.8)%
Cost of revenues	(91.8)%	(100.0)%	(91.0)%	(93.3)%	(91.2)%
Gross profit	441.6%	(100.0)%	(44.0)%	(185.1)%	(35.4)%
Depreciation and amortization	100.0%	(100.0)%	(100.0)%	(28.7)%	222.8%
Total capital expenditures	100.0%	-	-	(100.0)%	(70.9)%
Gross margin%	77.7%	(95.2)%	38.7%	13.6%	44.0%

Revenues

(1) Shipping Agency and Management Services

For the three months ended December 31, 2019 and 2018, shipping agency and management services generated revenues of $500,000 and $889,070, respectively, representing a 43.8% decrease in revenues. The decrease in this segment was due to the decrease in the shipping agency services provided, where we focused more on shipping management services for the three months ended December 31, 2019. Our integrated shipping management services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With the required certification obtained by our 90% owned joint venture, Sea Continent, we expect to perform more services such as ship insurance, crew recruitment, training and supply and ship spare parts sales.

(2) Revenues from Inland Transportation Management Services

For the three months ended December 31, 2019 and 2018, inland transportation management services generated related-party revenue of $0 and $75,000, respectively. Revenue generated from Tengda Northwest for the three months ended December 31, 2019 and 2018 amounted to $0 and $345,000, respectively. The overall decrease in revenues generated from this segment amounted to $420,000 or 100.0% due to the expiration of our inland transportation management service contracts with the aforementioned customers. We are not actively developing business in this segment and will only provide such services on an as needed basis on short term contracts.

(3) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended December 31, 2019, revenues decreased by $7,475,423 or approximately 83.3%. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer as we are not the primary responsible party to fulfill the services. For the three months ended December 31, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $12.9 million and $12.0 million, respectively. However, due to the aforementioned reason, our revenues on these contracts were only accounted for on a net basis.

Our gross profit margin increased by approximately 38.7% from approximately 16.5% for three months ended December 31, 2018 to approximately 55.2% for the same period in 2019. The increase in gross margin was due to the following factors: 1) the aforementioned freight logistics contracts where we acted as agents; 2) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to different service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope of services has a lower gross margin.

(4) Revenues from Container Trucking Services

For the three months ended December 31, 2019 and 2018, revenues generated from container trucking services were $17,624 and $227,294, respectively. Overall revenues from this segment decreased by $209,670 or approximately 92.2%. The decrease in revenues from this segment was primarily due to current trade dynamic between the U.S. and China, which resulted in the decreased container shipments from China to the U.S. The related gross profit increased by $4,806 from gross loss of $2,597 for the three months ended December 31, 2018 to gross profit of $2,209 for the same period in 2019 and gross profit margin increased by approximately 13.6% period over period.

Operating Costs and Expenses

Operating costs and expenses decreased by $9,339,829 or approximately 79.9%, from $11,693,948 for the three months ended December 31, 2018 to $2,354,119 for the three months ended December 31, 2019. This decrease was mainly due to the decrease in cost of revenue, selling expenses, general and administrative expenses, provision for doubtful accounts and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2019		2018		Change
	US$	%	US$	%	US$	%

Revenues	2,021,124	100.0%	10,515,287	100.0%	(8,494,163)	(80.8)%
Cost of revenues	755,645	37.4%	8,556,597	81.4%	(7,800,952)	(91.2)%
Gross margin	62.6%	N/A	18.6%	N/A	44.0%	N/A
Selling expenses	126,125	6.2%	258,229	2.5%	(132,104)	(51.2)%
General and administrative expenses	702,064	34.7%	1,415,040	13.5%	(712,976)	(50.4)%
Provision for doubtful accounts	278,676	13.8%	416,706	4.0%	(138,030)	(33.1)%
Stock-based compensation	491,609	24.3%	1,047,376	10.0%	(555,767)	(53.1)%
Total Costs and Expenses	2,354,119	116.4%	11,693,948	111.4%	(9,339,829)	(79.9)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $755,645 for the three months ended December 31, 2019, a decrease of $7,800,952, or approximately 91.2%, as compared to $8,556,597 for the same period in 2018. The overall cost of revenues as a percentage of our revenues decreased from approximately 81.4% for the three months ended December 31, 2018, to approximately 37.4% for the same period in 2019. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistic contracts in which we only acted as an agent and did not control the services rendered to the customers for the three months ended December 31, 2019.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the three months ended December 31, 2019, we had $126,125 of selling expenses, as compared to $258,229 for the same period in 2018, which represents a decrease of $132,104 or approximately 51.2%. The decrease was mainly due to decrease in business development expenses and salaries as an effort to reduce expenses due to decrease in revenues.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses, meals and entertainment, development expenses, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees, IT consulting and software development costs. For the three months ended December 31, 2019, we had $702,064 of general and administrative expenses, as compared to $1,415,040 for the same period in 2018, representing a decrease of $712,976, or approximately 50.4%. The decrease was consistent with the decrease in revenue and was mainly due to approximately $610,000 decrease in IT consulting and software development cost and approximately $180,000 decrease in travel, meals and entertainment expenses.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $278,676 for the three months ended December 31, 2019 compared to $416,706 for the same period in 2018, a decrease of $138,030, or approximately 33.1%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account receivables.

Stock-based Compensation

Stock-based compensation was $491,609 for the three months ended December 31, 2019, a decrease of $555,767 or approximately 53.1%, as compared to $1,047,376 for the same period in 2018. Stock-based compensation decreased significantly from the three months ended December 31, 2018 to the same period in 2019 due to less stock award was granted as a result of the decline in revenue as well as lower average stock prices in the quarter ended December 31, 2019 compared to the same quarter of the prior year.

Operating Loss

We had an operating loss of $332,995 for the three months ended December 31, 2019, compared to an operating loss of $1,178,661 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded an income tax expense of $14,747 for the three months ended December 31, 2019, compared to income tax expense of $244,979 for the same period in 2018, decreased by $230,232 or approximately 94.0%. Current income tax decreased by 91.4% as a result of the decrease in taxable income.

We have incurred a cumulative net operating loss (“NOL”) of approximately $4,766,000 as of September 30, 2019 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the three months ended December 31, 2019, approximately $480,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $101,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the current trade dynamic between the U.S. and China in 2019. We provided a 100% allowance for the deferred tax assets as of December 31, 2019. The net increase in valuation for the three months ended December 31, 2019 amounted to approximately $181,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $363,355 for the three months ended December 31, 2019, compared $1,422,858 for the same period in 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $407,333 for the three months ended December 31, 2019, compared to $1,473,972 for the same period in 2018. Comprehensive loss attributable to the Company was $57,318 for the three months ended December 31, 2019, compared to $1,556,550 for the same period in 2018.

Comparison of the Six Months Ended December 31, 2019 and 2018

Revenues

Revenues decreased by $13,207,470 or 77.6%, from $17,014,820 for the six months ended December 31, 2018 to $3,807,350 for the same period in 2019. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we only acted as an agent and did not control the services rendered to the customers as we are not the primary responsible party to fulfill the services in order to reduce possible risks as a result of the uncertainties in current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired and there was no new business for this segment.

The following tables present summary information by segments mainly regarding the top-line financial results for the six months ended December 31, 2019 and 2018:

	For the Six Months Ended December 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$1,000,000	$-	$2,745,641	*	$61,709	$3,807,350
Total revenues	$1,000,000	$-	$2,745,641		$61,709	$3,807,350
Cost of revenues	$162,406	$-	$1,221,329	*	$55,314	$1,439,049
Gross profit	$837,594	$-	$1,524,312		$6,395	$2,368,301
Depreciation and amortization	$181,918	$-	$7,686		$47,407	$237,011
Total capital expenditures	$7,020	$-	$-		$-	$7,020
Gross margin%	83.8%	-	55.5%		10.4%	62.2%

*	For the six months ended December 31, 2019, gross revenue and gross cost of revenue related to the contracts where we acted as agents amounted to approximately $22.0 million and $20.5 million, respectively.

	For the Six Months Ended December 31, 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$397,000	$-	$-	$397,000
- Third parties	$889,070	$943,000	$14,466,476	$319,274	$16,617,820
Total revenues	$889,070	$1,340,000	$14,466,476	$319,274	$17,014,820
Cost of revenues	$809,040	$79,874	$12,463,658	$287,857	$13,640,429
Gross profit	$80,030	$1,260,126	$2,002,818	$31,417	$3,374,391
Depreciation and amortization	$-	$40,826	$951	$9,503	$51,280
Total capital expenditures	$-	$-	$-	$9,357	$9,357
Gross margin%	9.0%	94.0%	13.8%	9.8%	19.8%

	% Changes For the Six Months Ended December 31, 2019 to 2018
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100.0)%
- Third parties	12.5%	(100.0)%	(81.0)%	(80.7)%	(77.1)%
Total revenues	12.5%	(100.0)%	(81.0)%	(80.7)%	(77.6)%
Cost of revenues	(79.9)%	(100.0)%	(90.2)%	(80.8)%	(89.5)%
Gross profit	946.6%	(100.0)%	(23.9)%	(79.6)%	(29.8)%
Depreciation and amortization	100.0%	(100.0)%	708.2%	398.9%	362.2%
Total capital expenditures	100.0%	-	-	(100.0)%	(25.0)%
Gross margin%	74.8%	(94.0)%	41.7%	0.6%	42.4%

Revenues

(1) Shipping Agency and Management Services

For the six months ended December 31, 2019 and 2018, shipping agency and management services generated revenues of $1,000,000 and $889,070, respectively, representing an approximately 12.5% increase in revenues. The increase in this segment revenue was due to the increase in revenues generated from providing shipping management services. Our integrated services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With Sea Continent, our 90% owned joint venture, obtained required certification, we expect to perform more services such as ship insurance, crew recruitment, training and supply; ship spare parts sales, etc.

(2) Revenues from Inland Transportation Management Services

For the six months ended December 31, 2019 and 2018, inland transportation management services generated related-party revenue of $0 and $397,000, respectively. Revenue generated from Tengda Northwest for the six months ended December 31, 2019 and 2018 amounted to $0 and $943,000, respectively. The overall decrease in revenues generated from this segment amounted to $1,340,000 or 100.0% due to the expiration of our inland transportation management service contracts with the aforementioned customers. We expect revenue from this segment will continue to decrease in the coming years due to the current trade dynamics. However, we will continue to provide services on an as needed basis on short term contracts.

(3) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the six months ended December 31, 2019, revenues decreased by $11,720,835 or approximately 81.0%. The decrease was primarily due to the fact that in certain freight logistic contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer. For the six months ended December 31, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively. However, as we only acted as an agent, our revenues on these contacts were accounted for on a net basis.

Our gross profit margin increased by approximately 41.7% from approximately 13.8% for six months ended December 31, 2018 to approximately 55.5% for the same period in 2019. The increase in gross margin was due to the following factors: 1) the aforementioned freight logistic contracts where we acted as agents; 2) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope of services has a lower gross margin.

(4) Revenues from Container Trucking Services

For the six months ended December 31, 2019 and 2018, revenues generated from container trucking services were $61,709 and $319,274, respectively. Overall revenues from this segment decreased by $257,565 or approximately 80.7%. The decrease in revenues from this segment was primarily due to the pending trade negotiations between the U.S. and China, which decreased container shipments from China to the U.S. The related gross profit decreased by $25,022 from $31,417 for the six months ended December 31, 2018 to $6,395 for the same period in 2019. Gross profit margin for both periods remained relatively consistent.

Operating Costs and Expenses

Operating costs and expenses decreased by $13,657,765 or approximately 69.9%, from $19,548,190 for the six months ended December 31, 2018 to $5,890,425 for the six months ended December 31, 2019. This decrease was mainly due to the decrease in cost of revenue, selling expenses, general and administrative expenses and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2019		2018		Change
	US$	%	US$	%	US$	%

Revenues	3,807,350	100.0%	17,014,820	100.0%	(13,207,470)	(77.6)%
Cost of revenues	1,439,049	37.8%	13,640,429	80.2%	(12,201,380)	(89.5)%
Gross margin	62.2%		19.8%		42.4%
Selling expenses	256,154	6.7%	366,598	2.2%	(110,444)	(30.1)%
General and administrative expenses	1,793,519	47.1%	2,388,792	14.0%	(595,273)	(24.9)%
Impairment loss of fixed assets and intangible asset	327,632	8.6%	-	-	327,632	100.0%
Provision for doubtful accounts	1,167,754	30.7%	1,287,787	7.6%	(120,033)	(9.3)%
Stock-based compensation	906,317	23.8%	1,864,584	11.0%	(958,267)	(51.4)%
Total Costs and Expenses	5,890,425	154.7%	19,548,190	115.0%	(13,657,765)	(69.9)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $1,439,049 for the six months ended December 31, 2019, a decrease of $12,201,380, or approximately 89.5%, as compared to $13,640,429 for the same period in 2018. The overall cost of revenues as a percentage of our revenues decreased from approximately 80.2% for the six months ended December 31, 2018, to approximately 37.8% for the same period in 2019. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistic contracts in which only acted as an agent and did not control the services rendered to the customers for the six months ended December 31, 2019.

Selling Expenses

Our selling expenses consisted primarily of business promotion, salaries and commissions for our operating staff at the ports at which we provide services. For the six months ended December 31, 2019, we had $256,154 of selling expenses, as compared to $366,598 for the same period in 2018, which represents a decrease of $110,444 or approximately 30.1%. The decrease was mainly due to approximately $170,000 decrease in business development expenses offset by the approximately $70,000 increase in travel expenses for selling personnel.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, meals and entertainment, development expenses, office expenses, regulatory filing and listing fees, legal, accounting and other professional service fees, IT consulting and software development costs. For the six months ended December 31, 2019, we had $1,793,519 of general and administrative expenses, as compared to $2,388,792 for the same period in 2018, representing a decrease of $595,273, or approximately 24.9%. The decrease was mainly due to the decrease in IT expenses and business trips and meals and entertainment expenses

Impairment loss of fixed assets and intangible asset

For the six months ended December 31, 2019, the Company recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the inland transportation management segment.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $1,167,754 for the six months ended December 31, 2019 compared to $1,287,787 for the same period in 2018, a decrease of $120,033, or approximately 9.3%. Provision for doubtful accounts for both periods remained relatively consistent.

Stock-based Compensation

Stock-based compensation was $906,317 for the six months ended December 31, 2019, a decrease of $958,267 or approximately 51.4%, as compared to $1,864,584 for the same period in 2018. Stock-based compensation decreased significantly from the six months ended December 31, 2018 to the same period in 2019 due to less stock award was granted as a result of the decline in revenue as well as lower average stock prices in the six months ended December 31, 2019 compared to the same period of the prior year.

Operating Loss

We had an operating loss of $2,083,075 for the six months ended December 31, 2019, compared to an operating loss of $2,533,370 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Taxation

We have incurred a cumulative NOL of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. The NOL will expire in 2037 for the net operating losses generated prior to the year ended June 30, 2019. During the six months ended December 31, 2019, approximately $1,465,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $308,000. We recorded an income tax expense of $14,747 for the six months ended December 31, 2019, compared to income tax expense of $178,513 for the same period in 2018. For the six months ended December 31, 2019, current income tax decreased by $163,766 or 91.7%, as compared to the same period in 2018.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China in 2019. We provided a 100% allowance for the deferred tax assets as of December 31, 2019. The net increase in valuation for the six months ended December 31, 2019 amounted to approximately $456,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $2,111,979 for the six months ended December 31, 2019, compared to $2,710,389 for the same period in 2018. After the deduction of non-controlling interest, net loss attributable to the Company was $2,034,686 for the six months ended December 31, 2019, compared to $2,790,734 for the same period in 2018. Comprehensive loss attributable to the Company was $2,330,882 for the six months ended December 31, 2019, compared to $3,412,968 for the same period in 2018.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2019, we had $119,667 in cash. We held approximately 29.4% of our cash in banks located in New York, Los Angeles, Australia and Hong Kong and held approximately 70.6% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2019	2018

Net cash used in operating activities	$(3,075,643)	$(4,717,751)
Net cash used in investing activities	$(7,020)	$(9,357)
Net cash provided by financing activities	$500,500	$500,000
Effect of exchange rate fluctuations on cash	$(440,820)	$(416,925)
Net decrease in cash	$(3,022,983)	$(4,644,033)
Cash at the beginning of period	$3,142,650	$7,098,259
Cash at the end of period	$119,667	$2,454,226

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2019	2019	Variation	%
	(Unaudited)
Total Current Assets	$15,490,706	$15,945,162	$(454,456)	(2.9)%
Total Current Liabilities	$5,089,628	$5,239,233	$(149,605)	(2.9)%
Working Capital	$10,401,078	$10,705,929	$(304,851)	(2.8)%
Current Ratio	3.04	3.04	0.00	0.0%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2019, our working capital was approximately $10.4 million and we had cash of approximately $0.1 million. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. We believe our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support its working capital. On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019, pursuant to which Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million. The Company received a gross proceeds of $500,500 in the second quarter of fiscal year 2020. The rest of the payment is expected to be received by the end of the third quarter of fiscal year 2020.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

Based on the above considerations, we are of the opinion that we may not have sufficient funds to meet our working capital requirements and current liabilities as they become due one year from the date of this report. There is no assurance we will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in PRC government policy, economic conditions, and competitive pricing in the industries that we operate in.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) the Company’s recurring losses from operations, including approximately $2.0 million net loss attributable to the Company’s stockholders for the six months ended December 31, 2019, 2) accumulated deficit of approximately $9.0 million as of December 31, 2019 and 3) has negative operating cash flows of approximately $3.0 million for the six months ended December 31, 2019. All of these factors raised substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

Our net cash used in operating activities was approximately $3.1 million for the six months ended December 31, 2019 compared to net cash used in operating activities of approximately $4.7 million for the same period in 2018. The operating cash outflow for the six months ended December 31, 2019 was primarily attributable to our net loss of approximately $2.1 million, of which approximately $0.9 million of stock compensation expense, approximately $0.3 million of impairment loss of fixed assets and intangible asset and approximately $1.2 million for provision of doubtful accounts were non-cash expenses. We had an increase in other receivables of approximately $5.9 million as we prepaid certain costs of commodities on behalf of our customers offset by a decrease of approximately $1.6 million in accounts receivable as a result of collections made during the six months.

Our net cash used in operating activities was approximately $4.7 million for the six months ended December 31, 2018. The increase in operating cash outflow is primarily attributable to our net loss of approximately $2.7 million, in which approximately $1.9 million was non-cash stock compensation expense. We had an increase of approximately $5.0 million in accounts receivable offset by approximately $1.3 million of provision for doubtful accounts, an increase in advances to third party suppliers of approximately $0.2 million, a decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, an increase in prepaid expenses and other current assets of approximately $0.4 million, which mainly consisted of software development costs for ERP system, various fees, including fees for leasing system hardware and other related consulting fees, incurred during the three months ended December 31, 2018, an increase of approximately $2.5 million in deposits offset by a decrease of approximately $1.1 million due from related parties and a decrease of approximately $2.5 million in accounts payable.

Investing Activities

Net cash used in investing activities was $7,020 for the six months ended December 31, 2019, mainly for the purchase of computer equipment and making office leasehold improvement.

Net cash used in investing activities was $9,357 for the six months ended December 31, 2018, related to making office leasehold improvement.

Financing Activities

Net cash provided by financing activities was $500,500 for the six months ended December 31, 2019 due to cash proceeds received from issuance of common stock to a private investor.

Net cash provided by financing activities was $500,000 for the six months ended December 31, 2018 due to cash proceeds received from issuance of common stock to a private investor.

Off-balance Sheet Arrangements

We do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Effective July 1, 2019, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. We recognized lease labilities of approximately $0.4 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 9.01%.

There have been no other material changes during the six months ended December 31, 2019 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2019. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

As of December 31, 2019, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to resume the general shipping agency services, as well as temporary closures of our facilities and ports or the facilities of our customers and third-party service providers. Any disruption or delay of our customers or third-party service providers would likely impact our operating results and the ability of the Company to continue as a going concern. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our services and significantly impact our operating results.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 19, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

February 19, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)