Form 10-Q
period 2020-03-31
Sino-Global Shipping America, Ltd.
filed 2020-07-06
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2020

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

As of July 2, 2020, the Company has 18,589,037 shares of common stock issued and outstanding.

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look”, “may”, “will”, “should”, “might”, “believe”, “plan”, “expect”, “anticipate”, “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in the People’s Republic of China (“PRC”);

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

●	Economic conditions which would reduce demand for services provided by the Company and could adversely affect profitability;

●	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistic industry which could, adversely affect the Company’s operations and financial performance;

●	The acceptance in the marketplace of our new lines of business;

●	Foreign currency exchange rate fluctuations;

●	Hurricanes, outbreak of contagious diseases or other natural disasters; and

●	An epidemic or pandemic (such as the outbreak and spread of COVID-19), and the government measures in response to such heath crisis, which may cause a severe and prolonged disruption and instability in the market, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and

●	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information unless required by applicable law or regulations.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2020	2019
Assets
Current assets
Cash	$143,112	$3,142,650
Notes receivable	-	383,792
Accounts receivable, net	1,745,672	7,045,846
Other receivables	6,486,140	4,335,715
Advances to suppliers - third parties	112,037	124,140
Prepaid expenses and other current assets	239,830	105,054
Due from related party, net	435,898	807,965
Total Current Assets	9,162,689	15,945,162

Property and equipment, net	588,514	989,910
Right-of-use assets	337,899	-
Intangible assets, net	42,222	89,722
Prepaid expenses	-	519,503
Other receivables - noncurrent	3,549,958	-
Other long-term assets - deposits	2,956,802	3,054,706
Total Assets	$16,638,084	$20,599,003

Liabilities and Equity

Current Liabilities
Advances from customers	$66,987	$68,590
Accounts payable	637,489	567,619
Lease liabilities - current	156,190	-
Taxes payable	3,290,812	3,184,895
Accrued expenses and other current liabilities	1,485,743	1,418,129
Total current liabilities	5,637,221	5,239,233

Lease liabilities - noncurrent	177,495	-

Total liabilities	5,814,716	5,239,233

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 18,139,037 and 16,054,534 shares issued as of March 31, 2020 and June 30, 2019, respectively; 18,139,037 and 15,879,037 shares outstanding as of March 31, 2020 and June 30, 2019, respectively	28,090,992	26,523,830
Additional paid-in capital	2,334,962	2,066,906
Subscription receivable	(114,054)	-
Treasury stock, at cost, 0 and 175,497 shares as of March 31, 2020 and June 30, 2019	-	(417,538)
Accumulated deficit	(12,821,480)	(6,968,700)
Accumulated other comprehensive loss	(1,142,737)	(671,106)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	16,347,683	20,533,392

Non-controlling Interest	(5,524,315)	(5,173,622)

Total Equity	10,823,368	15,359,770

Total Liabilities and Equity	$16,638,084	$20,599,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenues - third parties	$1,353,979	$22,736,759	$5,161,329	$39,354,579
Net revenues - related party	-	36,380	-	433,380
Total revenues	1,353,979	22,773,139	5,161,329	39,787,959
Cost of revenues	(889,107)	(21,075,195)	(2,328,156)	(34,715,624)
Gross profit	464,872	1,697,944	2,833,173	5,072,335

Selling expenses	(79,099)	(140,601)	(335,253)	(507,199)
General and administrative expenses	(952,661)	(1,053,903)	(2,746,180)	(3,442,695)
Impairment loss of fixed assets and intangible asset	-	-	(327,632)	-
Provision for doubtful accounts	(3,121,416)	(1,583,965)	(4,289,170)	(2,871,752)
Stock-based compensation	(346,439)	(148,708)	(1,252,756)	(2,013,292)
Total operating expenses	(4,499,615)	(2,927,177)	(8,950,991)	(8,834,938)

Operating loss	(4,034,743)	(1,229,233)	(6,117,818)	(3,762,603)

Other income, net	21,260	2,499	7,103	3,993

Net loss before provision for income taxes	(4,013,483)	(1,226,734)	(6,110,715)	(3,758,610)

Income tax expense	(189,510)	(248,820)	(204,257)	(427,333)

Net loss	(4,202,993)	(1,475,554)	(6,314,972)	(4,185,943)

Net loss attributable to non-controlling interest	(384,899)	(86,764)	(462,192)	(6,419)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(3,818,094)	$(1,388,790)	$(5,852,780)	$(4,179,524)

Comprehensive loss
Net loss	$(4,202,993)	$(1,475,554)	$(6,314,972)	$(4,185,943)
Other comprehensive income (loss) - foreign currency	(112,671)	262,467	(360,132)	(306,457)
Comprehensive loss	(4,315,664)	(1,213,087)	(6,675,104)	(4,492,400)
Less: Comprehensive (loss) income attributable to non-controlling interest	(322,135)	(96,210	(350,693)	37,445
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(3,993,529)	$(1,116,877)	$(6,324,411)	$(4,529,845)

Loss per share
Basic and diluted	$(0.22)	$(0.09)	$(0.35)	$(0.30)

Weighted average number of common shares used in computation
Basic and diluted	17,738,157	15,245,703	16,875,173	14,045,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2018	-	$-	13,271,032	$23,717,330	$1,755,573	(175,497)	$(417,538)	$-	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employee	-	-	430,000	473,000	-	-	-	-	-	-	-	473,000
Stock based compensation to consultants	-	-	50,000	63,500	-	-	-	-	-	-	-	63,500
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	189,708	-	-	-	-	-	-	189,708
Foreign currency translation	-	-	-	-	-	-	-	-	-	(539,656)	77,494	(462,162)
Net income (loss)	-	-	-	-	-	-	-	-	(1,316,762)	-	29,231	(1,287,531)
BALANCE, September 30, 2018	-	-	13,751,032	24,253,830	2,036,281	(175,497)	(417,538)	-	(1,751,618)	(812,063)	(4,706,103)	18,602,789
Stock based compensation to employee	-	-	1,150,000	909,500	-	-	-	-	-	-	-	909,500
Stock based compensation to consultants	-	-	100,000	128,500	(43,333)	-	-	-	-	-	-	85,167
Issuance of common stock to private investor	-	-	420,168	500,000	-	-	-	-	-	-	-	500,000
Amortization of shares issued to consultants	-	-	-	-	52,709	-	-	-	-	-	-	52,709
Foreign currency translation	-	-	-	-	-	-	-	-	-	(82,578)	(24,184)	(106,762)
Net income (loss)	-	-	-	-	-	-	-	-	(1,473,972)	-	51,114	(1,422,858)
BALANCE, December 31, 2018	-	-	15,421,200	25,791,830	2,045,657	(175,497)	(417,538)		(3,225,590)	(894,641)	(4,679,173)	18,620,545
Stock based compensation to consultants	-	-	50,000	63,500	32,500	-	-	-	-	-	-	96,000
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	-	52,708
Foreign currency translation	-	-	-	-	-	-	-	-	-	271,913	(9,446)	262,467
Net loss	-	-	-	-	-	-	-	-	(1,388,790)	-	(86,764)	(1,475,554)
BALANCE, March 31, 2019	-	$-	15,471,200	$25,855,330	$2,130,865	(175,497)	$(417,538)	$-	$(4,614,380)	$(622,728)	$(4,775,383)	$17,556,166

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	16,054,534	$26,523,830	$2,066,906	(175,497)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employees	-	-	90,000	63,000	-	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	240,000	200,300	-	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net loss	-	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	-	16,384,534	26,787,130	2,247,115	(175,497)	(417,538)	-	(8,596,053)	(1,317,317)	(5,152,349)	13,550,988
Stock based compensation to employees	-	-	230,000	156,400	-	-	-	-	-	-	-	156,400
Stock based compensation to consultants	-	-	350,000	282,500	-	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	-	52,708
Issuance of common stock to private investor	-	-	500,500	500,500	-	-	-	-	-	-	-	500,500
Cancellation of treasury stock	-	-	(175,497)	(417,538)	-	175,497	417,538	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	350,015	(93,809)	256,206
Net loss	-	-	-	-	-	-	-	-	(407,333)	-	43,978	(363,355)
BALANCE, December 31, 2019	-	-	17,289,537	27,308,992	2,299,823	-	-	-	(9,003,386)	(967,302)	(5,202,180)	14,435,947
Stock based compensation to consultants	-	-	350,000	282,500	-	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	35,139	-	-	-	-	-	-	35,139
Issuance of common stock to private investor	-	-	499,500	499,500	-	-	-	(114,054)	-	-	-	385,446
Foreign currency translation	-	-	-	-	-	-	-	-	-	(175,435)	62,764	(112,671)
Net loss	-	-	-	-	-	-	-	-	(3,818,094)	-	(384,899)	(4,202,993)
BALANCE, March 31, 2020	-	$-	18,139,037	$28,090,992	$2,334,962	-	$-	$(114,054)	$(12,821,480)	$(1,142,737)	$(5,524,315)	$10,823,368

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2020	2019
Operating Activities
Net loss	$(6,314,972)	$(4,185,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,252,756	2,013,292
Depreciation and amortization	320,272	95,313
Non-cash lease expense	113,985	-
Provision for doubtful accounts	4,289,170	2,871,752
Impairment loss of fixed assets and intangible asset	327,632	-
Deferred tax benefit	-	(208,047)
Changes in assets and liabilities
Notes receivable	386,233	(732,826)
Accounts receivable	1,051,299	(8,341,650)
Other receivables	(5,882,569)	36,014
Advances to suppliers - third parties	11,820	(410,886)
Advances to suppliers - related party	-	3,312,375
Prepaid expenses and other current assets	165,939	821,662
Other long-term assets - deposits	89,274	(2,502,946)
Due from related parties	413,408	1,552,918
Advances from customers	(1,496)	(353,696)
Accounts payable	72,772	1,336,453
Taxes payable	116,520	837,641
Lease liabilities	(118,256)	-
Accrued expenses and other current liabilities	65,094	535,921
Net cash used in operating activities	(3,641,119)	(3,322,653)

Investing Activities
Acquisition of property and equipment	(6,979)	(143,480)
Net cash used in investing activities	(6,979)	(143,480)

Financing Activities
Proceeds from issuance of common stock	885,946	500,000
Net cash provided by financing activities	885,946	500,000

Effect of exchange rate fluctuations on cash	(237,386)	(608,219)

Net decrease in cash	(2,999,538)	(3,574,352)

Cash at beginning of period	3,142,650	7,098,259

Cash at end of period	$143,112	$3,523,907

Supplemental information
Income taxes paid	$38,557	$144,018

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$218,678	$-
Initial recognition of right-of-use assets and lease liabilities	$452,119	$-

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

Starting with fiscal year 2019, current trade dynamics make it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, the Company realized lower shipping volumes and less utilization of its online platform, which has caused the Company to shift its focus back to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd. to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. incorporated in New York and terminated its registration in Hong Kong. There has been no major operation of the joint venture for the three and nine months ended March 31, 2020. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary.

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

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of March 31, 2020. There has been no capital injection nor operations of State Priests and Sea Continent as of March 31, 2020, therefore no gain or loss has been recognized in the transaction.

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

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the three and nine months ended March 31, 2020.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the information included in the annual report on Form 10-K for the fiscal year ended June 30, 2019 filed on September 30, 2019.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	March 31,	June 30,
	2020	2019
Current assets:
Cash	$5,072	$11,691
Other receivables	299	309
Prepaid expenses and other current assets	-	4,474
Total current assets	5,371	16,474

Deposits	1,605	1,655
Property and equipment, net	44,459	95,765
Total assets	$51,435	$113,894

Current liabilities:
Other payables and accrued liabilities	$39,835	$30,175
Total liabilities	$39,835	$30,175

(b) Fair Value of Financial Instruments

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Sino-China, Trans Pacific Shipping Ltd. and Trans Pacific Logistic Shanghai Ltd. report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping Australia Pty Ltd., reports its financial positions and results of operations in Australian dollar (“AUD”), its subsidiary Sino-Global Shipping Hong Kong reports its financial positions and results of operations in Hong Kong dollar (“HKD”) and its subsidiary Sino-Global Shipping Canada, Inc. reports its financial positions and results of operations in Canadian Dollar (“CAD”). The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of March 31, 2020 and June 30, 2019 and for the three and nine months ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	June 30, 2019	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2020 Profits/Loss	2019 Profits/Loss	2020 Profits/Loss	2019 Profits/Loss
RMB:1USD	7.0799	6.8657	6.9798	6.7499	7.0130	6.8229
AUD:1USD	1.6285	1.4238	1.5209	1.4031	1.4810	1.3885
HKD:1USD	7.7509	7.8130	7.7716	7.8461	7.8091	7.8402
CAD:1USD	1.4118	1.3092	1.3417	1.3291	1.3272	1.3192

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of March 31, 2020 and June 30, 2019, cash balances of $131,676 and $2,993,913, respectively, were maintained at financial institutions in the PRC. $42,189 and $2,923,972 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of March 31, 2020 and June 30, 2019, cash balances of $4,705 and $122,017, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD $500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2020 and June 30, 2019, cash balances of $865 and $4,386, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of March 31, 2020 and June 30, 2019, amount of deposits the Company had covered by insurance amounted to $96,313 and $198,165, respectively.

(f) Notes receivable

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

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $3,121,416 and $4,428,108 of allowance for doubtful accounts and wrote off $3,255,938 of accounts receivable for the three and nine months ended March 31, 2020. There was no write off for three and nine months ended March 31, 2019. The Company recovered nil and $99,366 of accounts receivable for the three and nine months ended March 31, 2020. There was no recovery for three and nine months ended March 31, 2019.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. For the three and nine months ended March 31, 2020, nil and $1,763 was written off against other receivables, respectively. There was no write off for the three and nine months ended March 31, 2019.

(h) Property and Equipment, net

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. There was no impairment for the three months ended March 31, 2020 and 2019. For the nine months ended March 31, 2020 and 2019, an impairment of $127,177 and nil were recorded, respectively.

(i) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no impairment for the three months ended March 31, 2020 and 2019. For the nine months ended March 31, 2020 and 2019, an impairment of $200,455 and nil were recorded, respectively.

(j) Revenue Recognition

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

As of March 31, 2020, the Company had outstanding contracts amounting to approximately $1.4 million, all of which is expected to be completed within 3 months from March 31, 2020.

Revenues by segments:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Shipping and management agency services	$500,000	$956,583	$1,500,000	$1,845,653
Inland transportation management services	-	129,787	-	1,469,787
Freight logistics services	853,979	21,599,675	3,599,620	36,066,151
Container trucking services	-	87,094	61,709	406,368
Total	$1,353,979	$22,773,139	$5,161,329	$39,787,959

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

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the three months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $2.0 million and $2.0 million, respectively. For the nine months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2020 and June 30, 2019.

Income tax returns for the years prior to 2016 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

The Company is subject to value added tax (“VAT”). Revenue from services provided by the Company’s PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the unaudited condensed consolidated balance sheets.

In addition, under the PRC regulations, the Company’s PRC subsidiaries and affiliates are required to pay the city construction tax (7%) and education surcharges (3%) based on the net VAT payments.

(l) Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common stock of the Company by the weighted average number of shares of common stock of the Company outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock of the Company were exercised or converted into common stock of the Company. Common stock equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

For the three and nine months ended March 31, 2020 and 2019, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

(n) Stock-based Compensation

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and our workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition could be adversely affected for the rest of fiscal year 2020 and beyond.

(p) Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2020, the Company’s working capital was approximately $3.5 million and the Company had cash of approximately $0.1 million. The Company plans to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. The Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital; On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1.0 million pursuant to a stock purchase agreement dated November 14, 2019. The company received gross proceeds of $885,946 in the second and third quarters of fiscal year 2020. On April 23, 2020, the Company received additional proceeds of $50,000. The rest of the payment is expected to be received by the end of the first quarter of fiscal year 2021.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

Based on the above considerations, the Company’s management is of the opinion that it may not have sufficient funds to meet the Company’s working capital requirements and current liabilities as they become due one year from issuance of these financial statements. There is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in. In addition, the recent outbreak of new coronavirus pandemic posed disruption and restrictions on its operations and those of the Company’s customers which not only negatively impact the Company’s financial conditions but also slowed down the macro-economic development worldwide. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business.

The management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) the Company’s recurring losses from operations, including approximately $5.9 million net loss attributable to the Company’s stockholders for the nine months ended March 31, 2020, 2) accumulated deficit of approximately $12.8 million as of March 31, 2020, and 3) has negative operating cash flows of approximately $3.6 million for the nine months ended March 31, 2020. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

(q) Recent Accounting Pronouncements

Pronouncements adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company adopted this ASU in the first quarter of fiscal year 2020 using modified retrospective transition approach at the beginning of the period of adoption. The Company recognized lease labilities of approximately $0.3 million, with corresponding right-of use (“ROU”) assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 9.12%.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company's consolidated financial statements and related disclosures. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

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

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2020	2019
Trade accounts receivable	$8,405,601	$12,716,120
Less: allowances for doubtful accounts	(6,659,929)	(5,670,274)
Accounts receivable, net	$1,745,672	$7,045,846

Movement of allowance for doubtful accounts are as follows:

	March 31, 2020	June 30, 2019
Beginning balance	$5,670,274	$1,682,228
Provision for doubtful accounts	4,428,108	4,091,056
Less: write-off/recovery	(3,355,304)	(88,882)
Exchange rate effect	(83,149)	(14,128)
Ending balance	$6,659,929	$5,670,274

For the three months ended March 31, 2020 and 2019, the provision for doubtful accounts was $3,121,416 and $1,608,454, respectively. For the nine months ended March 31, 2020 and 2019, the provision for doubtful accounts was $4,428,108 and $3,005,405, respectively. The Company recovered nil and $99,366 of accounts receivable for the three and nine months ended March 31, 2020. There was no recovery for three and nine months ended March 31, 2019. The Company wrote off $3,255,938 of accounts receivable for the three and nine months ended March 31, 2020. There was no write off for three and nine months ended March 31, 2019.

Note 4. OTHER RECEIVABLES

The Company’s other receivables are as follows:

	March 31,	June 30,
	2020	2019
Advances to customers*	$9,983,979	$4,237,270
Employee business advances	52,119	54,953
Security deposit	-	43,492
Total	10,036,098	4,335,715
Less: current portion	(6,486,140)	(4,335,715)
Total noncurrent portion	$3,549,958	$-

*	As of March 31, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. The Company is expected to execute the contracts by December 31, 2020 for the current portion which is within 12 months period from the date of the contracts were signed.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2020	2019
Freight fees (1)	$112,037	$123,767
Port fees	-	373
Total advances to suppliers-third parties	$112,037	$124,140

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from April to June 2020.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2020	2019
Prepaid income taxes	$48,924	$35,129
Other (including prepaid insurance, rent, listing fees)	115,700	69,925
Deposit for ERP (1)	-	218,678
Prepaid leasing and service fees (2)	75,206	300,825
Total	239,830	624,557
Less: current portion	(239,830)	(105,054)
Total noncurrent portion	$-	$519,503

(1)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s existing operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $583,000. For the year ended June 30, 2019, the Company utilized $218,679 of software development costs incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company integrated the shipping agencies business with the current ERP platform and the first phase of the ERP system was placed in use in July 2019 and to be amortized over three years (See Note 9). As of March 31, 2020, all executed portion of the contract has been fully paid. On March 31, 2020, the Company and the vendor agreed to terminate the unexecuted portions of the contract, as such, no payable nor contractual obligation existed as of March 31, 2020.

(2)	On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for operating hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP system and data management for two years. For the three months ended March 31, 2020, the Company incurred $50,137 in IT for consulting costs, and $25,069 for continuing integration of the ERP system and data management costs. For the nine months ended March 31, 2020, the Company incurred $150,412 in IT for consulting costs, and $75,206 for continuing integration of the ERP system and data management costs. As of March 31, 2020, all executed portion of the contract has been fully paid. On March 31, 2020, the Company and the vendor agreed to terminate the unexecuted portions of the contract, as such, no payable nor contractual obligation existed as of March 31, 2020.

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2020	2019
Rental and utilities deposits	$52,517	$60,435
Freight logistics deposits (1)	2,904,285	2,994,271
Total other long-term assets - deposits	$2,956,802	$3,054,706

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The deposit is expected be repaid to the Company when either the contract terms are expired or the contract is terminated by the Company.

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2020	2019
Buildings	$190,121	$196,050
Motor vehicles*	515,870	700,724
Computer equipment*	96,677	162,865
Office equipment*	43,496	69,278
Furniture and fixtures*	71,548	167,143
System software*	107,686	116,339
Leasehold improvements	785,103	807,078

Total	1,810,501	2,219,477

Less: Accumulated depreciation and amortization	(1,221,987)	(1,229,567)

Property and equipment, net	$588,514	$989,910

Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019 were $67,320 and $28,200, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2020 and 2019 were $254,549 and $47,813, respectively.

*	For the three and nine months ended March 31, 2020, an impairment of nil and $127,177 were recorded, respectively due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2019.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	March 31,	June 30,
	2020	2019
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(147,778)	(100,278)
Intangible assets, net	$42,222	$89,722

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to $15,833 and $15,833 for the three months ended March 31, 2020 and 2019, respectively. Amortization expenses amounted to $65,723 and $47,500 for the nine months ended March 31, 2020 and 2019, respectively.

In addition, first phase of the ERP system (see more details in Note 6) was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of nil and $200,455 for the three and nine months ended March 31, 2020, no impairment was recorded for same period 2019.

Note 10. LEASES

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s leases are classified as operating leases.

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 9.12%. As of March 31, 2020, ROU assets and lease labilities amounted to $337,899 and $333,685 (including $156,190 from lease liabilities current portion and $177,495 from lease liabilities noncurrent portion), respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.17 years.

For the three months ended March 31, 2020 and 2019, rent expense amounted to approximately $65,000 and $58,000, respectively. For the nine months ended March 31, 2020 and 2019, rent expense amounted to approximately $223,000 and $171,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending March 31,	Operating Lease Amount

2021	$180,912
2022	153,185
2023	36,764
Total lease payments	370,861
Less: Interest	(37,176)
Present value of lease liabilities	$333,685

Note 11. EQUITY

Stock issuance:

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants of $881,750 is valued based on the Black-Scholes-Merton model and is recorded as additional paid-in capital from common stock based on the relative fair value of proceeds received using the following assumptions:

Series A
Annual dividend yield	-
Expected life (years)	5.5
Risk-free interest rate	2.72%
Expected volatility	110.31%

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2020:

	Shares	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2019	2,000,000	$1.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of March 31, 2020	2,000,000	$1.75

Warrants exercisable, as of March 31, 2020	2,000,000	$1.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 2,000,000	2,000,000	$1.75	3.45 years

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to memorialize the transaction aforementioned. Pursuant to the aforementioned agreement, the Company received proceeds of $885,946 in the second and third quarters of fiscal year 2020. On April 23, 2020, the Company received proceeds of $50,000. The rest of the payment is expected to receive by the end of the last quarter of fiscal year 2020.

On December 9, 2019, the Company authorized the cancellation of the 175,497 of the Company’s treasury shares. The shares were cancelled as of March 31, 2020. The cancellation has no effect on the Company's total shareholders' equity and earnings per share.

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 250,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $2.53 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense was $35,139 and $140,556 for the three and nine months ended March 31, 2020, respectively. $52,708 and $158,125 were recorded as compensation expense for the three and nine months ended March 31, 2019, respectively.

On October 23, 2017, the Company issued to its employees 130,000 shares of its restricted common stock valued at $2.80 per share. One quarter of the total number of common stock became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018. $0 and $91,000 were recorded as compensation expense for the three and nine months ended March 31, 2019, respectively.

On October 27, 2017, the Company issued 200,000 shares of restricted common stock on the grant date with an aggregated fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $0 and $137,000 were recorded as compensation expense for the three and nine months ended March 31, 2019, respectively.

On June 7, 2018, the Company issued 400,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal instalments. The Company recorded compensation expense of $63,500 and $190,500 for the three and nine months ended March 31, 2020 and 2019, respectively. The rest of shares were subsequently issued in the last quarter of fiscal year 2020.

On September 21, 2018, the Company issued 430,000 shares of common stock valued at $1.10 per share on the grant date with an aggregated fair value of $473,000 under the 2014 Stock Incentive Plan (the “Plan”) to three employees, vesting immediately. The Company recorded compensation expense of $0 and $473,000 for the three and nine months ended March 31, 2019, respectively.

On December 11, 2018, the Company issued 200,000 shares of common stock valued at $0.89 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $0 and $178,000 for the three and nine months ended March 31, 2019.

On November 7, 2018, the Board of the Company approved the issuance of 50,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant’s fair value of approximately $65,000 was amortized during the remaining service period from November 3, 2018 to May 2, 2019. The Company recorded compensation expense of $32,500 and $54,167 for the three and nine months ended March 31, 2019.

On December 31, 2018, the Board of the Company and the Compensation Committee of the Board (the “Committee”) approved (i) an increase in the annual salaries of Lei Cao, Chief Executive Officer, Tuo Pan, acting Chief Financial Officer, and Zhikang Huang, Chief Operating Officer (the “C-Level Executives”), effective January 1, 2019, and (ii) a one-time award of a total of 950,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to the C-Level Executives, Chief Technology Officer, Yafei Li and the following members of the Board, effective December 31, 2018, for their valuable contributions to the Company in fiscal 2018: Jing Wang, Tieliang Liu and Bradley A. Haneberg. The Committee recommended and the Board determined to make the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 400,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 140,000 shares, (iii) Chief Operating Officer, Zhikang Huang, is entitled to a one-time stock award grant of 180,000 shares, (iv) Chief Technology Officer, Yafei Li is entitled to a one-time stock award grant of 80,000 shares, (v) Board member Jing Wang is entitled to a one-time stock award grant of 50,000 shares, (vi) Board member Tieliang Liu is entitled to a one-time stock award grant of 50,000 shares and (vii) Board member Bradley A. Haneberg is entitled to a one-time stock award grant of 50,000 shares. The Company recorded compensation expense of $0 and $731,500 for the three and nine months ended March 31, 2019.

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 300,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $0.85 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $0 and $127,500 for the three and nine months ended March 31, 2020, respectively.

On July 1, 2019, the Company issued 600,000 restricted shares of common stock with a fair value of $432,000 to a China-based company that specializes in the port agency business and/or its designees pursuant to a consulting service agreement. The scope of services primarily covers business consultation for one year from July 1, 2019 to June 30, 2020. The Company can terminate the agreement if they are not satisfy with the performance of the consulting firm and the consulting firm should return all the issued shares. The Company recorded compensation expense of $108,000 and $324,000 for the three and nine months ended March 31, 2020, respectively. The rest of shares were subsequently vested in the last quarter of fiscal year 2020.

Included in a Board resolution dated January 30, 2016, the Company’s CEO is authorized to grant to the employees up to one million shares under the Plan. On July 22, 2019, the Company granted 90,000 shares of restricted common stock valued at $0.70 per share on the grant date with an aggregated fair value of $63,000 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $0 and $63,000 for the three and nine months ended March 31, 2020, respectively.

On August 26, 2019, the Company issued 40,000 shares of common stock valued at $0.72 per share on the grant date with an aggregated fair value of $28,800 to Chineseinvestors.com as settlement of a breach of service contract lawsuit. The Company recorded compensation expense of $28,800 for the three and nine months ended March 31, 2020, respectively.

On October 3, 2019, the Company issued 230,000 shares of common stock valued at $0.68 per share on the grant date with an aggregated fair value of $156,400 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $0 and $156,400 for the three and nine months ended March 31, 2020, respectively.

 On October 14, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from October 14, 2019 to April 13, 2020. The Company issued 300,000 shares of common stock valued at $222,000 as remuneration for the services.  The shares bear a standard restrictive legend under the Securities Act of 1933, as amended. The Company recorded compensation expense of $111,000 and $222,000 for the three and nine months ended March 31, 2020, respectively.

 During the three months ended March 31, 2020 and 2019, $346,439 and $148,708 were recorded as stock-based compensation expense, respectively. During the nine months ended March 31, 2020 and 2019, $1,252,756 and $2,013,292 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	85,000	$1.21
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of March 31, 2020	85,000	$1.21

Options exercisable, as of March 31, 2020	85,000	$1.21

Following is a summary of the status of options outstanding and exercisable at March 31, 2020:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.01	10,000	2.84 years	$2.01	10,000	2.84 years
$1.10	75,000	1.32 years	$1.10	75,000	1.32 years
	85,000			85,000

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2020	2019
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	384,725	268,297
Accumulated deficit	(6,195,826)	(6,066,145)
	(5,453,657)	(5,440,404)
Trans Pacific Logistics Shanghai Ltd.	(70,658)	266,782
Total	$(5,524,315)	$(5,173,622)

Note 13. COMMITMENTS AND CONTINGENCIES

Contractual Obligations:

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2020 and June 30, 2019, the Company has estimated its severance payments of approximately $80,000 and $94,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

On January 22, 2019, Nasdaq notified the Company that it did not comply with the minimum bid price of $1.00 per share (the “Minimum Bid Price”) requirement in Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), was granted 180 calendar days, until July 22, 2019, to regain compliance. Subsequently, on July 23, 2019, the Company was provided an additional 180 calendar day compliance period, or until January 20, 2020, to demonstrate compliance. On January 21, 2020, the Company was notified of Nasdaq’s delist determination as it had not regained compliance. On January 28, 2020, the Company requested a hearing, which was held on February 27, 2020. On March 10, 2020, the Company received a letter from Nasdaq stating that the Nasdaq Hearings Panel (the “Panel”) granted an exception to permit the Company to demonstrate compliance on or before May 8, 2020.

In response to current volatile stock market conditions and decreases in the stock price of many companies, Nasdaq announced on April 17, 2020 that it has temporarily provided relief from certain of its continued listing requirements for common stock and other securities. Among other things, Nasdaq is tolling until June 30, 2020, the period for any non-compliant company to regain compliance with the requirement to maintain a minimum closing bid price of $1 for at least 30 consecutive business days. As a result, the Company automatically received an extension to demonstrate its compliance with the Nasdaq Minimum Bid Price requirement on or before July 23, 2020. The shares of the Company continue to be listed on the Nasdaq Capital Market, subject to the condition listed above. The temporary relief the Company received was based on Nasdaq Issuer Notification 2020-2, which provides additional time to issuers to return to compliance with pricing related listing rules, including the Minimum Bid Price requirement.

Note 14. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative minimum tax credit refunds. The Company does not at present expect the provisions of the CARES Act to have a material impact on its tax provision given the amount of net operating losses currently available.

The Company’s income tax benefit (expenses) for the three and nine months ended March 31, 2020 and 2019 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2020	2019	2020	2019

Current
U.S.	$-	$1,191	$-	$(29,124)
Hong Kong	-	(9,395)	-	(10,276)
PRC	(189,510)	(328,163)	(204,257)	(595,980)
	(189,510)	(336,367)	(204,257)	(635,380)
Deferred
U.S.	-	(220,700)	-	(100,200)
PRC	-	308,247	-	308,247
Total income tax benefit (expense)	$(189,510)	$(248,820)	$(204,257)	$(427,333)

The Company’s deferred tax assets are comprised of the following:

	March 31, 2020	June 30, 2019
Allowance for doubtful accounts	$1,185,000	$1,121,000
Net operating loss	1,565,000	1,024,000
Total deferred tax assets	2,750,000	2,145,000
Valuation allowance	(2,750,000)	(2,145,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative NOL of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. During the three and nine months ended March 31, 2020, approximately $512,000 and $1,977,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $107,000 and $415,000, respectively. As of March 31, 2020, the Company’s cumulative NOL amounted to approximately $5,758,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. The Company provided a 100% allowance for its DTA as of March 31, 2020. The net increase in valuation for the three and nine months ended March 31, 2020 amounted to approximately $150,000 and $605,000, respectively based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2020	2019
VAT tax payable	$1,032,755	$1,045,513
Corporate income tax payable	2,193,923	2,075,248
Others	64,134	64,134
Total	$3,290,812	$3,184,895

Note 15. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2020, two customers accounted for approximately 62.2% and 36.9% of the Company’s revenues, respectively. For the three months ended March 31, 2019, three customers accounted for 61.9%, 14.7% and 11.6% of the Company’s revenues, respectively.

For the nine months ended March 31, 2020, three customers accounted for approximately 40.0%, 29.1% and 28.3% of the Company’s revenues, respectively. For the nine months ended March 31, 2019, three customers accounted for approximately 35.4%, 16.4% and 13.3% of the Company’s revenues, respectively.

As of March 31, 2020, one customer accounted for approximately 85.9% of the Company’s accounts receivable.  As of March 31, 2019, three customers accounted for approximately 41.2% of the Company’s accounts receivable.

Major Suppliers

For the three months ended March 31, 2020, two suppliers accounted for approximately 48.3% and 28.0% of the total cost of revenues, respectively. For the three months ended March 31, 2019, four suppliers accounted for approximately 40%, 15.3%, 14.8%, and 10.5% of the total costs of revenue, respectively.

For the nine months ended March 31, 2020, four suppliers accounted for approximately 27.2%, 24.7%, 18.2% and 10.0% of the total cost of revenues, respectively. For the nine months ended March 31, 2019, three suppliers accounted for approximately 24.3%, 12.5% and 10.4% of the total costs of revenue, respectively.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$853,979	*	$-	$1,353,979
Total revenues	$500,000	$-	$853,979		$-	$1,353,979
Cost of revenues	$67,841	$-	$821,266	*	$-	$889,107
Gross profit	$432,159	$-	$32,713		$-	$464,872
Depreciation and amortization	$79,732	$-	$3,421		$-	$83,153
Total capital expenditures	$-	$-	$-		$-	$-
Gross margin%	86.4%	-%	3.8%		-%	34.3%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $2.0 million and $2.0 million, respectively.

	For the Three Months Ended March 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$36,380	$-	$-	$36,380
- Third parties	$956,583	$93,407	$21,599,675	$87,094	$22,736,759
Total revenues	$956,583	$129,787	$21,599,675	$87,094	$22,773,139
Cost of revenues	$862,970	$48,750	$20,098,417	$65,058	$21,075,195
Gross profit	$93,613	$81,037	$1,501,258	$22,036	$1,697,944
Depreciation and amortization	$-	$39,109	$476	$4,448	$44,033
Total capital expenditures	$-	$-	$125,806	$8,317	$134,123
Gross margin%	9.8%	62.4%	7.0%	25.3%	7.5%

	For the Nine Months Ended March 31, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$1,500,000	$-	$3,599,620	*	$61,709	$5,161,329
Total revenues	$1,500,000	$-	$3,599,620		$61,709	$5,161,329
Cost of revenues	$230,248	$-	$2,042,595	*	$55,313	$2,328,156
Gross profit	$1,269,752	$-	$1,557,025		$6,396	$2,833,173
Depreciation and amortization	$261,648	$-	$7,704		$50,920	$320,272
Total capital expenditures	$6,979	$-	$-		$-	$6,979
Gross margin%	84.7%	-%	43.3%		10.4%	54.9%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the nine months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively.

	For the Nine Months Ended March 31, 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,380	$-	$-	$433,380
- Third parties	$1,845,653	$1,036,407	$36,066,151	$406,368	$39,354,579
Total revenues	$1,845,653	$1,469,787	$36,066,151	$406,368	$39,787,959
Cost of revenues	$1,672,010	$128,624	$32,562,075	$352,915	$34,715,624
Gross profit	$173,643	$1,341,163	$3,504,076	$53,453	$5,072,335
Depreciation and amortization	$-	$79,935	$1,427	$13,951	$95,313
Total capital expenditures	$-	$-	$125,806	$17,674	$143,480
Gross margin%	9.4%	91.2%	9.7%	13.2%	12.7%

Total assets as of:

	March 31,	June 30,
	2020	2019
Shipping Agency and Management Services	$3,301,686	$3,549,093
Freight Logistic Services	13,311,173	17,017,695
Container Trucking Services	25,225	32,215
Total Assets	$16,638,084	$20,599,003

Note 17. RELATED PARTY TRANSACTIONS

As of March 31, 2020 and June 30, 2019, the outstanding amounts due from a related party consist of the following:

	March 31,	June 30,
	2020	2019
Tianjin Zhiyuan Investment Group Co., Ltd.	$484,331	$897,739
Less: allowance for doubtful accounts	(48,433)	(89,774)
Total	$435,898	$807,965

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of March 31, 2020 was $484,331 and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the three months ended March 31, 2020, the Company recovered $0 of allowance for doubtful accounts of the amount due from Zhiyuan. For the nine months ended March 31, 2020, the Company recovered $41,341 of allowance for doubtful accounts of the amount due from Zhiyuan.

Note 18. SUBSEQUENT EVENTS

On April 6, 2020, the Company entered into a share purchase agreement (the “Agreement”) with Mr. Kelin Wu (the “Seller”) and Mandarine Ocean Ltd, a shipping company registered in the Marshall Islands (“Hanyang Shipping”), to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $3.75 million to be paid in cash and the Company’s restricted shares of common stock. The payments consist of the following: (a) the Company will issue an aggregate of 800,000 shares to the Seller within 30 days after this Agreement is signed and becomes effective. The exchange price of the 800,000 shares will be equal to the 2 times the volume weighted average price during the 10 consecutive trading days prior to and ending on the date agreement signed; (b) Up to $1.125 million in cash equivalent or restricted shares equivalent if Hanyang Shipping’s audited net income before taxes reaches $1.5 million for the fiscal year ending June 30, 2021; and (c) Up to $2.625 million in cash equivalent or restricted shares equivalent (including 800,000 shares already paid in the previous period) if Hanyang Shipping’s audited net income before taxes reaches $3.5 million for the fiscal year ending June 30, 2022. Pursuant to the agreement, if Hanyang Shipping could not achieve the results stated in (b) and (c), the Company shall withdraw and cancel the 800,000 restricted shares that have been issued to the Seller or not pay the Seller any additional cash or restricted shares.

On June 17, 2020, the parties entered into the First Amended and Restated Share Purchase Agreement (the “Amendment”) to amend the purchase price to an aggregate consideration of up to $1.5 million and the Company’s restricted shares. The amended purchase price consists of the following: (a) the Company will issue an aggregate of 800,000 shares to the Seller within 30 days after this Amendment is signed and becomes effective. The exchange price of the 800,000 shares will be equal to the 2 times the volume weighted average price during the 10 consecutive trading days prior to and ending on the date the agreement was signed; (b) Up to $0.5 million in cash equivalent or restricted shares equivalent if Hanyang Shipping’s audited net income before taxes reaches $1.0 million for the fiscal year ending June 30, 2021; The specific payment schedule is as follows;

●	If the Hanyang Shipping’s audited net income before taxes is less than $0.55 million, the Company shall withdraw and cancel the 800,000 restricted shares that have been issued to the seller;

●	If the Hanyang Shipping’s audited net income before taxes exceeds $0.55 million but does not reach $0.65 million, the Company shall not pay the seller any additional cash or stock;

●	If the Hanyang Shipping’s audited net income before taxes reaches or exceeds $0.65 million but does not reach $0.8 million, the price will be in cash or stock an equivalent of $0.25 million;

●	If the Hanyang Shipping’s audited net income before taxes reaches or exceeds $0.8 million but does not reach $1.0 million, the price will be in cash or stock an equivalent of $0.35 million;

●	If the Hanyang Shipping’s audited net income before taxes reaches or exceeds $1.0 million, the price will be in cash or stock that is equal $0.5 million;

and (c) Up to $1.0 million in cash equivalent or restricted shares equivalent (including 800,000 shares already paid in the previous period) if Hanyang Shipping’s audited net income before taxes reaches $2.0 million for the fiscal year ending June 30, 2022. The specific payment schedule is as follows:

●	If Hanyang Shipping’s audited net income before taxes is less than $1.0 million, the Company shall not pay the seller any cash or stock;

●	If Hanyang Shipping’s audited net income before taxes reaches or exceeds $1.0 million but does not reach $1.15 million, the price will be $0.35 million in cash or stock (including 800,000 shares already paid in the previous period);

●	If Hanyang Shipping’s audited net income before taxes reaches or exceeds $1.15 million but does not reach $1.45 million, the price will be $0.45 million in cash or stock (including 800,000 shares already paid in the previous period);

●	If Hanyang Shipping’s audited net income before taxes reaches or exceeds $1.45 million but does not reach $1.7 million, the price will be $0.6 million in cash or stock (including 800,000 shares already paid in the previous period);

●	If Hanyang Shipping’s audited net income before taxes reaches or exceeds $1.7 million but does not reach $2.0 million, the price will be $0.75 million in cash or stock (including 800,000 shares already paid in the previous period);

●	If Hanyang Shipping’s audited net income before taxes reaches or exceeds $2.0 million, the price will be $1.0 million in cash or stock (including 800,000 shares paid previously).

Pursuant to the Amendment, if Hanyang Shipping could not achieve the results stated in (b) and (c), the Company will withdraw and cancel the 800,000 restricted shares that have been issued to the Seller or not pay the Seller any additional cash or restricted shares.

On April 23, 2020, the Company received a gross proceeds of $50,000 related to the 1,000,000 shares of the Company’s common stock issuance to Mr. Shanming Liang (see Note 11). The remaining the payment is expected to be received by the end of the first quarter of fiscal year 2021.

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness after eight weeks after receipt of loan proceeds, there can be no assurance that the full amount of the loan will be forgiven.

On May 26, 2020, the Company received an advance in the amount of $156,000 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commencing on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020.

On June 1, 2020, the Company entered into a general shipping agency service agreement (“service agreement”) with Mr. Kelin Wu, the controller of Mandarine Bulk Ltd (“Mandarine Bulk”) and Seller of Hanyang Shipping. Pursuance to the service agreement, Mandarine Bulk has appointed the Company as the sole general shipping agency for all its owned and operated ships with services including ship management services, shipping agency services, ship brokerage services and other services required for ship operation.

On June 30, 2020, the Company issued 250,000 shares of common stock valued at $0.61 per share on the grant date with a fair value of $152,500 under the 2014 Stock Incentive Plan to two employees, vesting immediately.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency and freight logistic services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives.

With the hope of bringing us back to the shipping management business, on April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, CEO of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd. (“State Priests”), of which we hold 90% equity interest. On November 6, 2019, we signed a revised cooperation agreement with Mr. Qin to restructure our equity interest in State Priests. Due to State Priests’ failure to timely obtain the necessary approval from related authorities, Mr. Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity he owns, for our 90% equity interest in State Priests. Sea Continent already has the International Ship Safety Management certificate from the China Classification Society for its operations.

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

Due to uncertainty in current trade environment and the impact of novel coronavirus, the Company has not made any investment in the aforementioned joint ventures and no significant operations has commenced.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and United States for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China and United States, our business, results of operations, and financial condition have been materially and adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporarily closed our Chinese and U.S. offices and implemented work-from-home policy beginning from late January to March 2020 for our -China offices and from March to June 2020 for our U.S. offices, as required by relevant PRC and U.S. regulatory authorities, respectively. Our office closure and limited activity had caused business interruption which led to a reduction in revenues relative to the same period of the prior year.

●	Our customers have been negatively impacted by the outbreak, which reduced demand for the shipping agency and management and freight logistics services in 2020. As a result, our revenue, gross profit and net income has been negatively impacted in 2020. Our revenue, gross profit for the nine months ended March 31, 2020 were down by approximately 87.0%, 44.1% and net loss increased by approximately 50.9% from the same period last year. We expect our revenue, gross profit and net income could be further impacted for the coming months.

●	Our customers required additional time to pay us or failed to pay us which required us to record additional allowances. We are currently working with customers to resolve the delinquency issues and made $3,121,416 and $4,428,108 of allowance for doubtful accounts for the three and nine months ended March 31, 2020. We wrote off $3,255,938 of accounts receivable for the three and nine months ended March 31, 2020. We will monitor our collections closely throughout 2020.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may negatively impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results.

Recent Developments

On April 6, 2020, the Company entered into a Share Purchase Agreement (the “Original SPA”) with Mr. Kelin Wu, a PRC investor (the “Seller”) and Mandarine Ocean Ltd (“Hanyang Shipping”), a shipping company registered in the Marshall Islands, pursuant to which the Company agreed to purchase 75% of the equity of Hanyang Shipping from the Seller for a purchase price of up to $3,750,000, payable in cash equivalent and/or restricted shares of common stock of the Company, subject to completion of a third-party valuation of Hanyang Shipping. Pursuant to the Original SPA, the parties agreed to renegotiate the terms of the acquisition in the event the valuation of Hanyang Shipping showed an enterprise value of less than $4.0 million or greater than $6.0 million. Because the third party valuation determined that the value of Hanyang Shipping was approximately $2.0 million, the parties desired to amend the terms of the Original SPA.

On June 17, 2020, the Company entered into an amended share purchase agreement (the “Amended SPA”) with the Seller to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $1.5 million to be paid in cash and the Company’s restricted shares. The payments consist of the following: (a) the Company will issue an aggregate of 800,000 shares to the Seller within 30 days after this Amended SPA is signed and becomes effective.; (b) Up to $0.5 million in cash equivalent or restricted shares equivalent if Hanyang Shipping’s audited net income before taxes reaches $1.0 million for the fiscal year ending June 30, 2021; and (c) Up to $1.0 million in cash equivalent or restricted shares equivalent (including 800,000 shares already paid in the previous period) if Hanyang Shipping’s audited net income before taxes reaches $2.0 million for the fiscal year ending June 30, 2022. Pursuant to the agreement, if Hanyang Shipping could not achieve the results stated in (b) and (c), the Company will withdraw and cancel the 800,000 restricted shares that have been issued to the Seller or not pay the Seller any additional cash or restricted shares.

On June 1, 2020, the Company entered into a general shipping agency service agreement (“service agreement”) with Mr. Kelin Wu, the controller of Mandarine Bulk Ltd (“Mandarine Bulk”) and Seller of Hanyang Shipping. Pursuance to the service agreement, Mandarine Bulk has appointed the Company as the sole general shipping agency for all its owned and operated ships with services including ship management services, shipping agency services, ship brokerage services and other services required for ship operation.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

Revenues decreased by $21,419,160, or approximately 94.1%, from $22,773,139 for the three months ended March 31, 2019 to $1,353,979 for the same period in 2020. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we only acted as an agent and did not control the services rendered to the customers in order to reduce possible risks as a result of the uncertainties in current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired and there have been no new customers for this business segment.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$500,000	$-	$853,979	*	$-	$1,353,979
Total revenues	$500,000	$-	$853,979		$-	$1,353,979
Cost of revenues	$67,841	$-	$821,266	*	$-	$889,107
Gross profit	$432,159	$-	$32,713		$-	$464,872
Depreciation and amortization	$79,732	$-	$3,421		$-	$83,153
Total capital expenditures	$-	$-	$-		$-	$-
Gross margin%	86.4%	-%	3.8%		-%	34.3%

*	For the three months ended March 31, 2020, gross revenue and gross cost of revenue related to the contracts where we acted as agents amounted to approximately $2.0 million and $2.0 million, respectively.

	For the Three Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$36,380	$-	$-	$36,380
- Third parties	$956,583	$93,407	$21,599,675	$87,094	$22,736,759
Total revenues	$956,583	$129,787	$21,599,675	$87,094	$22,773,139
Cost of revenues	$862,970	$48,750	$20,098,417	$65,058	$21,075,195
Gross profit	$93,613	$81,037	$1,501,258	$22,036	$1,697,944
Depreciation and amortization	$-	$39,109	$476	$4,448	$44,033
Total capital expenditures	$-	$-	$125,806	$8,317	$134,123
Gross margin%	9.8%	62.4%	7.0%	25.3%	7.5%

	% Changes For the Three Months Ended March 31, 2020 to 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100.0)%
- Third parties	(47.7)%	(100.0)%	(96.0)%	(100.0)%	(94.0)%
Total revenues	(47.7)%	(100.0)%	(96.0)%	(100.0)%	(94.1)%
Cost of revenues	(92.1)%	(100.0)%	(95.9)%	(100.0)%	(95.8)%
Gross profit	361.6%	(100.0)%	(97.8)%	(100.0)%	(72.6)%
Depreciation and amortization	100.0%	(100.0)%	618.7%	(100.0)%	88.8%
Total capital expenditures	-	-	(100.0)%	(100.0)%	(100.0)%
Gross margin%	76.6%	(62.4)%	(3.2)%	(25.3)%	26.8%

Revenues

(1) Shipping Agency and Management Services

For the three months ended March 31, 2020 and 2019, shipping agency and management services generated revenues of $500,000 and $956,583, respectively, representing an approximately 47.7% decrease in revenues. The decrease in this segment was due to the decrease in the shipping agency services provided, where we focused more on shipping management services for the three months ended March 31, 2020. Our integrated shipping management services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With the required certification obtained by our 90% owned joint venture, Sea Continent, we expect to perform more services such as ship insurance, crew recruitment, training and supply and ship spare parts sales.

(2) Revenues from Inland Transportation Management Services

For the three months ended March 31, 2020 and 2019, inland transportation management services generated related-party revenue of $0 and $36,380, respectively. Revenue generated from Tengda Northwest for the three months ended March 31, 2020 and 2019 amounted to $0 and $93,407, respectively. The overall decrease in revenues generated from this segment amounted to $129,787 or 100.0% due to the expiration of our inland transportation management service contracts with the aforementioned customers. We are not actively developing business in this segment and will only provide such services on an as needed basis on short term contracts.

(3) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended March 31, 2020, revenues from this segment decreased by $20,745,696 or approximately 96.0%. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer as we are not the primary responsible party to fulfill the services. For the three months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $2.0 million and $2.0 million, respectively. However, due to the aforementioned reason, our revenues on these contracts were only accounted for on a net basis.

Our gross profit margin decreased by approximately 3.2% from approximately 7.0% for three months ended March 31, 2019 to approximately 3.8% for the same period in 2020. The decrease in gross margin was due to the change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to different service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope of services has a lower gross margin. In addition, our contracts with customer where we provide services as agents usually have lower margins than those where we control the services provided.

(4) Revenues from Container Trucking Services

For the three months ended March 31, 2020 and 2019, revenues generated from container trucking services were $0 and $87,094, respectively. Overall revenues from this segment decreased by $87,094 or 100.0%. The decrease in revenues from this segment was primarily due to current trade dynamic between the U.S. and China, which resulted in the decreased container shipments from China to the U.S. The decrease in revenues from this segment was also due to the coronavirus outbreak which affected the Company’s business operations. There was no container trucking services order has been placed during the three months ended March 31, 2020. The related gross profit decreased by $22,036 from $22,036 gross profit for the three months ended March 31, 2019 to $0 gross profit for the same period in 2020.

Operating Costs and Expenses

Operating costs and expenses decreased by $18,613,650, or approximately 77.5%, from $24,002,372 for the three months ended March 31, 2019 to $5,388,722 for the three months ended March 31, 2020. This decrease was mainly due to the decrease in cost of revenue, selling expenses, general and administrative expenses, partially offset by the increase in provision for doubtful accounts and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	1,353,979	100.0%	22,773,139	100.0%	(21,419,160)	(94.1)%
Cost of revenues	889,107	65.7%	21,075,195	92.5%	(20,186,088)	(95.8)%
Gross margin	34.3%	N/A	7.5%	N/A	26.8%	N/A
Selling expenses	79,099	5.8%	140,601	0.6%	(61,502)	(43.7)%
General and administrative expenses	952,661	70.4%	1,053,903	4.6%	(101,242)	(9.6)%
Provision for doubtful accounts	3,121,416	230.5%	1,583,965	7.0%	1,537,451	97.1%
Stock-based compensation	346,439	25.6%	148,708	0.7%	197,731	113.0%
Total Costs and Expenses	5,388,722	398.0%	24,002,372	105.4%	(18,613,650)	(77.5)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, overhead and sundry costs. Cost of revenues was $889,107 for the three months ended March 31, 2020, a decrease of $20,186,088, or approximately 95.8%, as compared to $21,075,195 for the same period in 2019. The overall cost of revenues as a percentage of our revenues decreased from approximately 92.5% for the three months ended March 31, 2019, to approximately 65.7% for the same period in 2020. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistic contracts in which we only acted as an agent and did not control the services rendered to the customers for the three months ended March 31, 2020.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended March 31, 2020, we had $79,099 of selling expenses, as compared to $140,601 for the same period in 2019, which represents a decrease of $61,502 or approximately 43.7%. The decrease was mainly due to a decrease of approximately $74,000 in business development expenses as an effort to reduce expenses due to decrease in revenues. This decrease was offset by approximately $13,000 increase in salaries expenses.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses, software development expenses, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended March 31, 2020, we had $952,661 of general and administrative expenses, as compared to $1,053,903 for the same period in 2019, representing a decrease of $101,242, or approximately 9.6%. The decrease was mainly due to the decrease in professional service fees as we incurred less expenses on management consulting and advisory services.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $3,121,416 for the three months ended March 31, 2020 compared to $1,583,965 for the same period in 2019, an increase of $1,537,451, or approximately 97.1%. This increase of provision for doubtful accounts was mainly due to we made more reserve to our allowance for accounts receivable as the recent outbreak of COVID-19 has adversely affected some of our customers’ business operations, which in turn adversely affected their ability to timely remit payment to us.

Stock-based Compensation

Stock-based compensation was $346,439 for the three months ended March 31, 2020, an increase of $197,731 or approximately 133.0%, as compared to $148,708 for the same period in 2019. The increase in stock-based compensation was due to additional shares of common stock issued to consultants in exchange for professional services mainly in the area of legal and business consulting services.

Operating Loss.

We had an operating loss of $4,034,743 for the three months ended March 31, 2020, compared to an operating loss of $1,229,233 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded an income tax expense of $189,510 for the three months ended March 31, 2020, compared to income tax expense of $248,820 for the same period in 2019. For the three months ended March 31, 2020, Income tax decreased by $59,310 or approximately 23.8%, as compare to the same period in 2019 due to decrease in taxable income mainly in the Company’s PRC entity conducting freight logistic services.

We have incurred net operating loss (“NOL”) of approximately $0.5 million for the three months ended March 31, 2020, compared to $0.8 million in the same period 2019 for the Company’s U.S. entities..

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the current trade dynamic between the U.S. and China and current impact under COVID-19. We provided a 100% allowance for the deferred tax assets as of March 31, 2020.

Net Loss

As a result of the foregoing, we had a net loss of $4,202,993 for the three months ended March 31, 2020, compared $1,475,554 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to the Company was $3,818,094 for the three months ended March 31, 2020, compared to $1,388,790 for the same period in 2019. Comprehensive loss attributable to the Company was $3,993,529 for the three months ended March 31, 2020, compared to $1,116,877 for the same period in 2019.

Comparison of the Nine Months Ended March 31, 2020 and 2019

Revenues

Revenues decreased by $34,626,630 or 87.0%, from $39,787,959 for the nine months ended March 31, 2019 to $5,161,329 for the same period in 2020. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we only acted as an agent and did not control the services rendered to the customers as we are not the primary responsible party to fulfill the services in order to reduce possible risks as a result of the uncertainties in current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired and there was no new business for this segment.

The following tables present summary information by segments mainly regarding the top-line financial results for the nine months ended March 31, 2020 and 2019:

	For the Nine Months Ended March 31, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$1,500,000	$-	$3,599,620	*	$61,709	$5,161,329
Total revenues	$1,500,000	$-	$3,599,620		$61,709	$5,161,329
Cost of revenues	$230,248	$-	$2,042,595	*	$55,313	$2,328,156
Gross profit	$1,269,752	$-	$1,557,025		$6,396	$2,833,173
Depreciation and amortization	$261,648	$-	$7,704		$50,920	$320,272
Total capital expenditures	$6,979	$-	$-		$-	$6,979
Gross margin%	84.7%	-	43.3%		10.4%	54.9%

*	For the nine months ended March 31, 2020, gross revenue and gross cost of revenue related to the contracts where we acted as agents amounted to approximately $24.0 million and $22.5 million, respectively.

	For the Nine Months Ended March 31, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistic Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,380	$-	$-	$433,380
- Third parties	$1,845,653	$1,036,407	$36,066,151	$406,368	$39,354,579
Total revenues	$1,845,653	$1,469,787	$36,066,151	$406,368	$39,787,959
Cost of revenues	$1,672,010	$128,624	$32,562,075	$352,915	$34,715,624
Gross profit	$173,643	$1,341,163	$3,504,076	$53,453	$5,072,335
Depreciation and amortization	$-	$79,935	$1,427	$13,951	$95,313
Total capital expenditures	$-	$-	$125,806	$17,674	$143,480
Gross margin%	9.4%	91.2%	9.7%	13.2%	12.7%

	% Changes For the Nine Months Ended March 31, 2020 to 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100.0)%
- Third parties	(18.7)%	(100.0)%	(90.0)%	(84.8)%	(86.9)%
Total revenues	(18.7)%	(100.0)%	(90.0)%	(84.8)%	(87.0)%
Cost of revenues	(86.2)%	(100.0)%	(93.7)%	(84.3)%	(93.3)%
Gross profit	631.2%	(100.0)%	(55.6)%	(88.0)%	(44.1)%
Depreciation and amortization	100.0%	(100.0)%	439.9%	265.0%	236.0%
Total capital expenditures	100.0%	-	(100.0)%	(100.0)%	(95.1)%
Gross margin%	75.3%	(91.2)%	33.6%	(2.8)%	42.2%

Revenues

(1) Shipping Agency and Management Services

For the nine months ended March 31, 2020 and 2019, shipping agency and management services generated revenues of $1,500,000 and $1,845,653, respectively, representing an approximately 18.7% decrease in revenues. The decrease in this segment was due to the decrease in the shipping agency services provided, where we focused more on shipping management services for the nine months ended March 31, 2020. Our integrated services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With Sea Continent, our 90% owned joint venture, we expect to perform more services such as ship insurance, crew recruitment, training and supply; ship spare parts sales, etc.

(2) Revenues from Inland Transportation Management Services

For the nine months ended March 31, 2020 and 2019, inland transportation management services generated related-party revenue of $0 and $433,380, respectively. Revenue generated from Tengda Northwest for the nine months ended March 31, 2020 and 2019 amounted to $0 and $1,036,407, respectively. The overall decrease in revenues generated from this segment amounted to $1,469,787 or 100.0% due to the expiration of our inland transportation management service contracts with the aforementioned customers. We expect revenue from this segment will continue to decrease in the coming years due to the current trade dynamics. However, we will continue to provide services on an as needed basis on short term contracts.

(3) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the nine months ended March 31, 2020, revenues decreased by $32,466,531 or approximately 90.0%. The decrease was primarily due to the fact that in certain freight logistic contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer. For the nine months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively. However, as we only acted as an agent, our revenues on these contacts were accounted for on a net basis.

Our gross profit margin increased by approximately 33.6% from approximately 9.7% for nine months ended March 31, 2019 to approximately 43.3% for the same period in 2020. The increase in gross margin was due to the following factors: 1) the aforementioned freight logistic contracts where we acted as agents usually have lower margins than those where we control the services provided; 2) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope of services has a lower gross margin.

(4) Revenues from Container Trucking Services

For the nine months ended March 31, 2020 and 2019, revenues generated from container trucking services were $61,709 and $406,368, respectively. Overall revenues from this segment decreased by $344,659 or approximately 84.8%. The decrease in revenues from this segment was primarily due to the pending trade negotiations between the U.S. and China, which decreased container shipments from China to the U.S. The related gross profit decreased by $47,058 from $53,453 gross profit for the nine months ended March 31, 2019 to $6,395 for the same period in 2020. Gross profit margin for both periods remained relatively consistent.

Operating Costs and Expenses

Operating costs and expenses decreased by $32,271,415 or approximately 74.1%, from $43,550,562 for the nine months ended March 31, 2019 to $11,279,147 for the nine months ended March 31, 2020. This decrease was mainly due to the decrease in cost of revenue, selling expenses, general and administrative expenses and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	5,161,329	100.0%	39,787,959	100.0%	(34,626,630)	(87.0)%
Cost of revenues	2,328,156	45.1%	34,715,624	87.3%	(32,387,468)	(93.3)%
Gross margin	54.9%	N/A	12.7%	N/A	42.1%	N/A
Selling expenses	335,253	6.5%	507,199	1.3%	(171,946)	(33.9)%
General and administrative expenses	2,746,180	53.2%	3,442,695	8.7%	(696,515)	(20.2)%
Impairment loss of fixed assets and intangible asset	327,632	6.3%	-	-	327,632	100.0%
Provision for doubtful accounts	4,289,170	83.1%	2,871,752	7.2%	1,417,418	49.4%
Stock-based compensation	1,252,756	24.3%	2,013,292	5.1%	(760,536)	(37.8)%
Total Costs and Expenses	11,279,147	218.5%	43,550,562	109.6%	(32,271,415)	(74.1)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $2,328,156 for the nine months ended March 31, 2020, a decrease of $32,387,468, or approximately 93.3%, as compared to $34,715,624 for the same period in 2019. The overall cost of revenues as a percentage of our revenues decreased from approximately 87.3% for the nine months ended March 31, 2019, to approximately 45.1% for the same period in 2020. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistic contracts in which only acted as an agent and did not control the services rendered to the customers for the nine months ended March 31, 2020.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the nine months ended March 31, 2020, we had $335,253 of selling expenses, as compared to $507,199 for the same period in 2019, which represents a decrease of $171,946 or approximately 33.9%. The decrease was mainly due to approximately $241,000 decrease in business development expenses offset by the approximately $71,000 increase in travel expenses.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, software development expenses, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the nine months ended March 31, 2020, we had $2,746,180 of general and administrative expenses, as compared to $3,442,695 for the same period in 2019, representing a decrease of $696,515, or approximately 20.2%. The decrease was mainly due to the decrease in IT expenses of approximately $496,000 and the decrease in professional service fees of approximately $193,000 as we incurred less expenses on management consulting and advisory services.

Impairment loss of fixed assets and intangible asset

For the nine months ended March 31, 2020, the Company recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the inland transportation management segment.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $4,289,170 for the nine months ended March 31, 2020 compared to $2,871,752 for the same period in 2019, an increase of $1,417,418, or approximately 49.4%. This increase of provision for doubtful accounts was mainly because the recent outbreak of COVID-19 has adversely affected our customers’ business operations, which in turn adversely affected our ability to collect accounts receivable from our customers.

Stock-based Compensation

Stock-based compensation was $1,252,756 for the nine months ended March 31, 2020, a decrease of $760,536 or approximately 37.8%, as compared to $2,013,292 for the same period in 2019. Stock-based compensation decreased significantly from the nine months ended March 31, 2019 to the same period in 2020 due to less stock award was granted as a result of the decline in revenue as well as lower average stock prices in the nine months ended March 31, 2020 compared to the same period of the prior year.

Operating Loss

We had an operating loss of $6,117,818 for the nine months ended March 31, 2020, compared to an operating loss of $3,762,603 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded an income tax expense of $204,257 for the nine months ended March 31, 2020, compared to income tax expense of $427,333 for the same period in 2019. For the nine months ended March 31, 2020, income tax decreased by $223,076 or approximately 52.2%, as compare to the same period in 2019 due to the decrease in taxable income, mainly in the Company’s PRC entity conducting freight logistic services.

We have incurred a cumulative net operating loss (“NOL”) of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the nine months ended March 31, 2020, approximately $1,977,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $415,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China in 2019. We provided a 100% allowance for its deferred tax assets as of March 31, 2020. The net increase in valuation for the nine months ended March 31, 2020 amounted to approximately $605,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $6,314,972 for the nine months ended March 31, 2020, compared to $4,185,943 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to the Company was $5,852,780 for the nine months ended March 31, 2020, compared to $4,179,524 for the same period in 2019. Comprehensive loss attributable to the Company was $6,324,411 for the nine months ended March 31, 2020, compared to $4,529,845 for the same period in 2019.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2020, we had $143,112 in cash. We held approximately 4.9% of our cash in banks located in US, Australia and Hong Kong and held approximately 95.1% of our cash in banks located in the PRC.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(3,641,119)	$(3,322,653)
Net cash used in investing activities	$(6,979)	$(143,480)
Net cash provided by financing activities	$885,946	$500,000
Effect of exchange rate fluctuations on cash	$(237,386)	$(608,219)
Net decrease in cash	$(2,999,538)	$(3,574,352)
Cash at the beginning of period	$3,142,650	$7,098,259
Cash at the end of period	$143,112	$3,523,907

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2020	2019	Variation	%
	(Unaudited)
Total Current Assets	$9,162,689	$15,945,162	$(6,782,473)	(42.5)%
Total Current Liabilities	$5,637,221	$5,239,233	$397,988	7.6%
Working Capital	$3,525,468	$10,705,929	$(7,180,461)	(67.1)%
Current Ratio	1.63	3.04	(1.41)	(46.6)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2020, our working capital was approximately $3.5 million and we had cash of approximately $0.1 million. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. We believe our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support our working capital. On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019, pursuant to which Shanming Liang agreed to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $1.00 per share for aggregate proceeds of $1 million. The Company received gross proceeds of $885,946 in the second and third quarters of fiscal year 2020. On April 23, 2020, the Company received additional proceeds of $50,000. The rest of the payment is expected to be received by the end of the first quarter of fiscal year 2021.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) the Company’s recurring losses from operations, including approximately $5.9 million net loss attributable to the Company’s stockholders for the nine months ended March 31, 2020, 2) accumulated deficit of approximately $12.8 million as of March 31, 2020 and 3) has negative operating cash flows of approximately $3.6 million for the nine months ended March 31, 2020. All of these factors raised substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

Our net cash used in operating activities was approximately $3.6 million for the nine months ended March 31, 2020 compared to net cash used in operating activities of approximately $3.3 million for the same period in 2019. The operating cash outflow for the nine months ended March 31, 2020 was primarily attributable to our net loss of approximately $6.3 million, of which approximately $1.3 million of stock compensation expense, approximately $0.3 million of impairment loss of fixed assets, approximately $0.3 million of depreciation and amortization expenses and intangible asset and approximately $4.3 million for provision of doubtful accounts were non-cash expenses. We had an increase in other receivables of approximately $5.9 million as we prepaid certain costs of commodities on behalf of our customers offset by a decrease of approximately $1.1 million in accounts receivable, approximately $0.4 million of notes receivable and approximately $0.4 million of due from related parties as a result of collections made during the nine months.

Our net cash used in operating activities was approximately $3.3 million for the nine months ended March 31, 2019. The increase in operating cash outflow is primarily attributable to our net loss of approximately $4.2 million, in which approximately $2.0 million was non-cash stock compensation expense. We had an increase of approximately $8.3 million in accounts receivable due to slower collections from customers with increased credit sales offset by approximately $2.9 million of provisions for doubtful accounts, an increase of approximately $2.5 million in long-term deposits, an increase in advances to third party suppliers of approximately $0.4 million offset by the decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, and a decrease in prepaid expenses and other current assets of approximately $0.8 million, which mainly consisted of software development costs for ERP system, various fees, including fees for leasing system hardware and other related consulting fees, incurred during the nine months ended March 31, 2019, a decrease of approximately $1.6 million due from related parties and an increase of approximately $1.3 million in accounts payable.

Investing Activities

Net cash used in investing activities was $6,979 for the nine months ended March 31, 2020, mainly for the purchase of computer equipment and making office leasehold improvement.

Net cash used in investing activities was approximately $0.1 million for the nine months ended March 31, 2019, for the purchase of a motor vehicle.

Financing Activities

Net cash provided by financing activities was $885,946 for the nine months ended March 31, 2020 due to cash proceeds received from issuance of common stock to a private investor.

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

Effective July 1, 2019, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. We recognized lease labilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 9.12%.

There have been no other material changes during the nine months ended March 31, 2020 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2019. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal or administrative proceedings. We may be involved from time to time in legal proceedings or commercial disputes, which could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors

The COVID-19 outbreak had a material impact on our operations in the third fiscal quarter of 2020 and could materially adversely affect our financial condition and results of operations for the fiscal year ending June 30, 2020.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. In December 2019, COVID-19 emerged in China, in which a significant portion of our business operations and management is located. As a result of the outbreak and spread of COVID-19, and government and business continuity measures adopted in response to the pandemic, we closed our offices in China and had limited business operations from the Chinese New Year holiday until March 2020. Our operations were further disrupted by the closing of our U.S. offices implemented starting in late March 2020. The COVID-19 outbreak had a material adverse impact on our business and operations during the third quarter of fiscal 2020. Additionally, COVID-19 has caused severe disruptions in transportation and in the operations of our customers, suppliers, and logistics service providers, and as a result, we may experience a slower than expected recovery in our services to our customers. Although we have taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and resumed part of our normal business activities in March 2020, we expect a lower amount of revenue and profit in the fourth quarter of fiscal 2020 than the same period of the prior year. The extent to which COVID-19 may impact our results for the 2020 fiscal year will depend on a number of factors, including a possible second outbreak, emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit
10.1	Purchase Agreement dated April 6, 2020, among Sino-Global Shipping America, Ltd., Kelin Wu and Mandarine Ocean Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 8, 2020).
10.2	First Amended and Restated Purchase Agreement dated June 17, 2020, among Sino-Global Shipping America, Ltd., Kelin Wu and Mandarine Ocean Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K/A with the Commission on June 19, 2020).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

July 6, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

July 6, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)