Form 10-Q/A
period 2020-03-31
Sino-Global Shipping America, Ltd.
filed 2020-07-10
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

+ 1 (718) 888-1814

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the fiscal year ended December 31, 2019 (the “Quarterly Report”) filed by Sino-Global Shipping America, Ltd. (the “Company”) on July 6, 2020. The Company is filing this Amendment solely to add disclosure that, in originally filing the Quarterly Report, the Company relied on the order of the U.S. Securities and Exchange Commission (the “SEC”) issued under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by the SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), for an extension of the original due date May 15, 2020 for the Quarterly Report. The Company made the original filing on July 6, 2020, within 45 days, plus an additional 5 days (based on the Company’s Notification of Late Filing on Form 12b-25, filed on June 29, 2020), after the original due date, as permitted under the Order. The disclosure under the heading “Reliance on SEC Order” below is hereby added as an explanatory note at the beginning of Part I.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 19 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 15 (Controls and Procedures), paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the original filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the original filing was made. No changes have been made to the financial statements of the Company as contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and the Company’s other filings with the SEC.

RELIANCE ON SEC ORDER

The Company hereby notes that it has relied on the Order in delaying the filing of its Quarterly Report until July 6, 2020. On May 14, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K) to indicate its intention to rely on the order issued by the United States Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Order”) to delay the filing of its Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic. As described in the Form 8-K, as a result of the outbreak and spread of COVID-19, and government and business continuity measures adopted in response to the pandemic, the Company closed its offices in China and had limited business operations from the Chinese New Year holiday until March 2020. The Company’s operations were further disrupted by the closing of its U.S. offices implemented starting in late March 2020. In addition, COVID-19 has caused severe disruptions in transportation, limited access to the facilities and limited support from workforce employed in the Company’s operations. Restrictions on access to the Company’s facilities have resulted in delays by the Company in the preparation of its financial statements. This has hampered the ability of the Company to complete its financial statements and prepare the Quarterly Report in time. On June 29, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the Company’s Quarterly Report on Form 10-Q for the year ended December 31, 2019.

Item 19.	Exhibits

The following exhibits are filed as part of this annual report:

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

July 10, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

July 10, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

3