Form 10-K
period 2020-06-30
Sino-Global Shipping America, Ltd.
filed 2020-10-13
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

(718) 888-1814
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SINO	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2019, the last business day of the registrant’s second fiscal quarter, was approximately $6,479,999.

The number of shares of common stock outstanding as of October 9, 2020 was 4,438,788.

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

Company Structure

The Company conducts its business primarily through its wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S., where a majority of its clients are located.

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

Corporate History and Our Business Segments

Since inception in 2001 and through our fiscal year ended June 30, 2013, our sole business was providing shipping agency services. In general, we provided two types of shipping agency services: loading/discharging services and protective agency services, in which we acted as a general agent to provide value added solutions to our customers. For loading/discharging agency services, we received the total payment from our customers in U.S. dollars and paid the port charges on behalf of our customers in RMB. For protective agency services, we charged a fixed amount as agent fee while customers are responsible for the payment of port costs and expenses. Under these circumstances, we generally required a portion of a customer’s payment in advance and billed the remaining balance within 30 days after the transaction was completed. We believe the most significant factors that directly or indirectly affected our shipping agency service revenues were:

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

In fiscal year 2017, we also expanded into container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China. We have signed a cooperation agreement with Sino-Trans Guangxi Logistics Co. Ltd. (“Sinotrans”), which is a state-owned enterprise of China, with a service period from July 1, 2017 to December 31, 2020, to provide freight logistics services and container trucking services to them in the U.S. To ensure effective and high-quality services provided to our customers in the U.S., we established a joint venture, ACH Trucking Center Corp., in the third quarter of fiscal 2017 with a U.S. local freight forwarder, Jetta Global Logistics Inc. The joint venture ended in December 2017 and we continue to operate our trucking business through our other subsidiaries. Since ACH Center’s operating revenue was less than 1% of the Company’s consolidated revenue and the termination did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for ACH Center was not reported as discontinued operations in the financial statements.

As an effort to further diversify our business, in the second quarter of fiscal 2018, we have developed our bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities that traditionally are shipped by freight cargo. Freight cargo rate is usually lower than that of container freight rate; however, the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group's container shipping from the United States to China has been further reduced. Therefore with the signing of a strategic cooperation agreement COSCO Shipping Beijing International Freight Co., Ltd., we are able to take advantage of the low container rate to jointly promote bulk cargo container transportation. Revenue from bulk cargo container services amounted to $638,227 for the fiscal 2018 while we didn’t have such business in 2017. We temporarily suspended to provide this service in fiscal year 2019 due to market environment factors in 2019 and have continued this suspension in light of the worldwide impact of the coronavirus pandemic.

In the first quarter of fiscal 2018, we established a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. which primarily engages in transportation management and freight logistics services.

Starting with fiscal year 2019, current trade dynamics have made it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, we realized a lower shipping volumes and less utilization of its online platform, which has caused us to shift our focus back to shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. was incorporated in New York and its registration in Hong Kong was terminated. There have been no major operations of the joint venture for the year ended June 30, 2020. Currently, we are conducting the shipping agency business through our wholly-owned Hong Kong subsidiary.

On April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd. (“State Priests”), in which the Company will hold a 20% equity interest. On July 26, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin, which changed the Company’s equity interest in State Priests from 20% to 90%. The Company has not provided any cash contribution to the joint venture and there has been no operation of the joint venture pending the International Ship Safety Management Certificate from the China Classification Society (the “Certificate”). As of the date of this filing, the Company has not yet received the Certificate. Sino-Global Shipping New York Inc. started providing shipping management related services that do not require certification, which include arranging and coordinating for ship maintenance and inspection this quarter.

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of June 30, 2020. There has been no capital injection nor operations of State Priests and Sea Continent as of June 30, 2020; therefore, no gain or loss has been recognized in the transaction.

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. No investment has been made by the Company as of the date of this report. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions.

On April 6, 2020, the Company entered into a share purchase agreement with Mr. Kelin Wu and Mandarine Ocean Ltd (“Mandarine”), a shipping company registered in the Marshall Islands, to purchase 75% of the equity of Mandarine from Mr. Wu for a purchase price of up to USD 3,750,000, payable in cash equivalent and/or restricted shares of common stock of the Company. On June 17, 2020, the parties amended the stock purchase agreement to reduce the purchase price and related changes to be up to USD 1,500,000. On September 3, 2020, the Company and Mr. Wu signed a termination agreement to terminate the amended stock purchase agreement. Neither party owes the other party any termination penalty in connection with the termination. The transfer of equity and issuance of stock contemplated in the amended stock purchase agreement have not occurred and no party has any obligation to transfer or to pay any amount to any other party under the Amendment.

After the close of the stock market on July 7, 2020, the Company effected a l-for-5 reverse stock split of its common stock to maintain its listing of its common stock on the NASDAQ Capital Market. As a result all common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants that convert to common stock.

On September 17, 2020, the Company entered into a securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares of the Common Stock, and warrants to purchase 720,000 shares of Common Stock at a per share purchase price of $1.46. The offering closed on September 23, 2020. The net proceeds to the Company from such offering were approximately $1.05 million.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2020.

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

In fiscal year 2020, we entered into a general shipping agency service agreement with Mandarine Bulk Ltd. as the sole general shipping agency and a shipping management services agreement with Qingdao Lizhou Ship Management Co., Ltd. We have expanded our business to increase sales revenue in the United States and get more customers who can settle in U.S. dollars.

In fiscal 2021, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop a brand-new business model. On September 27, 2020, we signed a MOU with EMB Technology Co., LTD (“EMB”). Our company and EMB will combine the advantages of traditional logistics business/new technology and match the marketing economic requirements of the post-covid-19 world, gathering our many years of industry experience and customer group, with big data analysis, artificial intelligence, machine learning technologies, research and development platforms for the new business model, joint business partner's data interface, to change the traditional business model from delivery to businesses into delivery directly to customers. At the same time, we plan to strengthen the research and development force to complete the transformation of the company's business model and profit model step by step. After deep market research and demand analysis, with the actual situation in North America, iterative developing a certain popular App of high customer coupling, easy to form the functional industrial chain and derivative products and related services. We also expect to make achievements in the remote service industry include the service industry of enterprise portal, and the service industry of ERP customization/implementation/maintenance for small and medium-sized businesses, try to create a new milestone in the company's business.

Our Customers

In light of our strategic relationship with Zhiyuan Investment Group that began with the signing of a 5-year global logistics service agreement in June 2013, we expanded our business platform to include additional service offerings. We started to provide inland transportation management services to a third-party customer, Tengda Northwest Ferroalloy Co., Ltd. (“Tengda Northwest”), during the quarter ended September 30, 2014. As we continue to diversify our service platform, we endeavor to reduce our dependency on a few customers for which we provide freight logistics, container trucking services, and shipping agency services. Our main customers in the freight logistic service segment include Shanghai Baoding Energy Ltd. and Chongqing Iron & Steel Ltd. Our main customer of shipping agency and management service are Mandarine Bulk Ltd. and Qingdao Lizhou Ship Management Co., Ltd. We began to provide services to Mandarine Bulk Ltd. and Qingdao Lizhou Ship Management Co., Ltd. since fiscal year 2020.

For the year ended June 30, 2020, three customers accounted for approximately 42%, 23% and 22% of the Company’s revenues, respectively. As of June 30, 2020, one customer accounted for approximately 87% of the Company’s accounts receivable, net. For the year ended June 30, 2019, three customers accounted for approximately 35%, 16% and 13% of the Company’s revenues, respectively. As of June 30, 2019, all of these customers accounted for approximately 26% of the Company’s accounts receivable, net.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30 2020, three suppliers accounted for approximately 26%, 18% and 16% of the total costs of revenue, respectively. For the year ended June 30, 2019, three suppliers accounted for 23%, 12% and 10% of the total costs of revenue, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

●	Proven industry experience and problem-solving reputation. We are a non-asset based global shipping and freight logistics solution provider. We provide tailored solutions and value-added services to our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. We believe that our years of successful track record of applying integrated solutions to complex issues in the global shipping logistics business gives us a competitive advantage in attracting large clients and helps us maintain strong long terms business relationship with them.

●	Strong leadership and a competent professional team. Our CEO is an industry veteran with more than thirty years of extensive industry experience including ten years working for COSCO, one of the largest shipping companies in the world. Most of our employees have marine business experience, and many of our managers/chief operators served in other large Chinese shipping companies prior to joining us. With these professionals and experienced staff, we believe that we provide the best services to our customers at competitive prices.

●	Extensive network and positive industry recognition. Doing business in China often requires a strong business network and support of key strategic partners. The Company served as one of the executive directors of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (CASA), the authoritative industry association in China. We are the only non-state-owned enterprise represented on the CASA board guiding the development of the industry. Our good reputation and industry recognition enables us to maintain strong relationships with our business partners and have an extensive network of contacts throughout the industry, which helps us gain necessary support to execute our business plans.

●	Lean organization and a flexible business model. Although we are a small business with limited resources, we have a cohesive and effective organizational structure with the goal of maximizing customer value while minimizing waste. Our unique flexible business model allows us to quickly respond to changing market demand and offer our customers innovative problem-solving solutions, quality customer service, and competitive prices to achieve greater market acceptance and gain additional market share.

●	U.S.-registered and NASDAQ-listed public company. We believe our status as a U.S. corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

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

Our Competition

The market segments that we serve do not have high entry barriers. There are many companies ranging from small to large in China that provide shipping and freight-related logistics services. At present, the state-owned companies in China still dominate the industry and generate a majority of the revenues in the industry. These companies have greater service capabilities, a larger customer base and more financial, marketing, network and human resources than we do. Most of them engage in a wide range of businesses and involve many aspects of the industry chain. However, we focus on providing tailored solutions and value-added services to select high-profile customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. As a boutique company that provides specialized services with limited resources and history, we face intense competition in the particular market segments that we serve. Our ability to be successful in our industry depends on our deep understanding of the complexity of industry issues and challenges and our technical ability to develop best solutions to respond to the identified issues and provide effective problem-solving strategies to our targeted customers to achieve the fastest and most cost-effective outcomes. Our value-added services and innovative approaches are highly recognized by our customers, which helps us to gain additional market share and compete effectively with the companies that may be better capitalized than we are or may provide services we do not or cannot provide to our customers.

Employees

As of the date of this report, we have 19 full-time employees and one part-time employee, 11 of whom are based in China. Of the total full time employees, 4 are in management, 9 are in operations, 3 are in finance and accounting and 3 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

On April 10, 2019, we entered into a cooperation agreement with Mr. Weijun Qin, the Chief Executive Officer of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd., of which we hold a 90% equity interest. We have not provided any cash contribution to the joint venture pending the certification and approval from related authorities. On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of June 30, 2020. There has been no capital injection nor operations of State Priests and Sea Continent as of June 30, 2020, therefore no gain or loss has been recognized in the transaction.

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 200,000 shares of the Company’s common stock at a purchase price of $5.00 per share for aggregate proceeds of $1.0 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to memorialize the transaction aforementioned.

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Liang, to set up a joint venture in New York named LSM Trading Ltd. (“LSM Trading”) to engage in trading business, of which we hold 40% equity interest. No investment has been made by the Company as of the date of this report.

On April 6, 2020, the Company entered into a Share Purchase Agreement (the “Original SPA”) with Mr. Kelin Wu, a PRC investor (the “Seller”) and Mandarine Ocean Ltd (“Hanyang Shipping”), a shipping company registered in the Marshall Islands, pursuant to which the Company agreed to purchase 75% of the equity of Hanyang Shipping from the Seller for a purchase price of up to $3,750,000, payable in cash equivalent and/or restricted shares of common stock of the Company, subject to completion of a third-party valuation of Hanyang Shipping. On June 17, 2020, the Company entered into an amended share purchase agreement (the “Amendment”) with the Seller to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $1.5 million to be paid in cash and the Company’s restricted shares. On September 3, 2020, the Company and the Seller signed a Termination Agreement to terminate the Amendment mutually. Neither party will owe the other party any termination penalty in connection with the Termination Agreement.

On September 17, 2020, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares (the “Shares”) of the Company’s common stock, no par value (“Common Stock”), and warrants (the “Warrants”) to purchase 720,000 Shares at a per share purchase price of $1.46 (the “Offering”). The net proceeds to the Company from such Offering will be approximately $1.05 million. The Warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.825 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants will expire five and a half (5.5) years from its date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise the Warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of Common Stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. On September 21 and September 22, 2020, the Company received total gross proceeds of $1.05 million.

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company such as us.

Item 1B. Unresolved Staff Comments.

The Company does not have any unresolved or outstanding staff comments.

Item 2. Properties.

We currently rent four facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our U.S. headquarter is in New York.

Office	Address	Rental Term	Space
Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2021	285.99 m2

New York, USA	1044 Northern Boulevard, Suite 305 Roslyn, New York 11576-1514	Expires 09/30/2022	179 m2

Hong Kong	20/F, Hoi Kiu Commercial Building, 158 Connaught Road Central, HK	Expires 05/17/2021	77 m2

Ningbo, PRC	Rm 606 Building 2	Expires 06/30/2022	633.66 m2
No.1 Qianyang Star Plaza 999 Changxing Rd, Jiangbei District Ningbo, Zhejiang, PRC 315000

Item 3. Legal Proceedings.

As of the date hereof, we know of no material pending legal proceedings to which we, or any of our subsidiaries, are a party. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol SINO.

Approximate Number of Holders of Our Common Stock

As of October 9, 2020, there are 12 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On May 9, 2019, the Company entered into a cooperation agreement with Xuben Lu, a major shareholder of Fangchenggang China Global International Shipping Agency Co., Ltd., to cooperate and expand the shipping agency services business. Xuben Lu purchased 66,667 shares of the Company’s common stock at a purchase price of $1.5 per share for aggregate proceeds of $100,000. The shares were issued on July 29, 2019 in reliance on an exemption from registration under the Securities Act in Section 4(a)(2) thereof.

On May 29, 2019, the Company entered into an operation management cooperation agreement with Yueliang Pan, owner of multiple shipping agency companies in China, to cooperate and expand the shipping agency services business. Yueliang Pan purchased 166,667 shares of the Company’s common stock at a purchase price of $1.5 per share for aggregate proceeds of $250,000. The shares were issued on July 29, 2019 in reliance on an exemption from registration under the Securities Act in Section 4(a)(2) thereof.

On November 19, 2019, the Company entered into a share purchase agreement with Shanming Liang, pursuant to which the Company agreed to issue 200,000 Shares at a price of $5.00 per share (giving effect to the 1-for-5 reverse split completed on July 7, 2020). The placement closed on January 29, 2020. The issuance was determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof.

On April 6, 2020, the Company entered into a share purchase agreement with Kelin Wu that would, among other things, resulted in the issuance of up to 729,561restricted Shares (giving effect to the 1-for-5 reverse split completed on July 7, 2020) in connection with the acquisition of 75% of the equity of Mandarine Ocean Ltd, a shipping company registered in the Marshall Islands. The issuance was determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof. Notwithstanding the foregoing, the issuance was never completed, and the parties entered a termination agreement on September 3, 2020.

On September 17, 2020, the Company entered into a securities purchase agreement with certain non-U.S. Persons to purchase 720,000 Shares for aggregate proceeds of $1.05 million. The issuance of Shares was made pursuant to a registration statement on Form S-3. Concurrently with the registered offering of shares, the Company issued warrants to purchase 720,000 Shares for an exercise price of $1.46 per Share. The issuance of warrants was determined to be exempt from registration under the Securities Act in reliance on Regulation S.

Item 6. Selected Financial Data

The Company is not required to provide the information required by this item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

With the hope of bringing us back to the shipping management business, on April 10, 2019, the Company entered into a cooperation agreement with Mr. Weijun Qin, CEO of a shipping management company in China, to set up a joint venture in New York named State Priests Management Ltd. (“State Priests”), of which we hold 90% equity interest. On November 6, 2019, we signed a revised cooperation agreement with Mr. Qin to restructure our equity interest in State Priests. Due to State Priests’ failure to timely obtain the necessary approval from related authorities, Mr. Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another entity he owns, for 90% equity interest that we hold in State Priests. Sea Continent already has the International Ship Safety Management certificate from the China Classification Society for its operations.

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

Due to uncertainty in current trade environment and the impact of novel coronavirus, the Company has not made any investment in the aforementioned joint ventures and no significant operations has commenced. The Company has started shipping management services by its US subsidiary through fiscal year 2020.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and United States for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China and United States, our business, results of operations, and financial condition have been materially and adversely affected. Potential impact to our results of operations beyond fiscal year 2020 will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	We temporarily closed our Chinese and U.S. offices and implemented work-from-home policy beginning from late January to March 2020 for our China offices and from March to June 2020 for our U.S. offices, as required by relevant PRC and U.S. regulatory authorities, respectively. Our office closure and limited activity had caused business interruption which led to a slower growth for our operations.

●	Our customers have been negatively impacted by the outbreak, which reduced demand for the shipping agency and management as well as freight logistics services in 2020. As a result, our revenue, gross profit and net income has been negatively impacted in 2020. Our revenue and gross profit for the year ended June 30, 2020 were down by approximately 35.2 million or 84.4% and 2.9 million or 50.4%, respectively, and net loss increased by approximately 5.9 million or 84.0% from the same period last year.

●	Our customers required additional time to pay us or failed to pay us, which required us to record additional allowances. We are currently working with customers to resolve the delinquency issues and made $4,996,006 of allowance for doubtful accounts in the year ended June 30, 2020. We wrote off $8,220,754 of accounts receivable in the year ended June 30, 2020. We will monitor our collections closely throughout the rest of calendar year 2020.

●	We prepaid the costs of commodities and recognized as advance payments on behalf of our customers. As our customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay us. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, we provided an allowance due to contract delay and recorded allowances of approximately $10.0 million. We are currently working with customers to resolve the repayment issues and will monitor collection closely.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may negatively impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

On April 6, 2020, the Company entered into a Share Purchase Agreement (the “Original SPA”) with Mr. Kelin Wu, a PRC investor (the “Seller”) and Mandarine Ocean Ltd (“Hanyang Shipping”), a shipping company registered in the Marshall Islands, pursuant to which the Company agreed to purchase 75% of the equity of Hanyang Shipping from the Seller for a purchase price of up to $3,750,000, payable in cash equivalent and/or restricted shares of common stock of the Company, subject to completion of a third-party valuation of Hanyang Shipping. On June 17, 2020, the Company entered into an amended share purchase agreement (the “Amendment”) with the Seller to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $1.5 million to be paid in cash and the Company’s restricted shares. On September 3, 2020, the Company and the Seller signed a Termination Agreement to terminate the Amendment mutually. Neither party will owe the other party any termination penalty in connection with the Termination Agreement.

Recent developments

After the close of the stock market on July 7, 2020, we effected a l-for-5 reverse stock split of our common stock in order to satisfy continued listing requirements of our common stock on the NASDAQ Capital Market. The reverse stock split was approved by our board of directors and stockholders and was intended to allow the company to meet the minimum share price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. As a result all common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants that convert to common stock.

On September 17, 2020, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares (the “Shares”) of the Company’s common stock, no par value (“Common Stock”), and warrants (the “Warrants”) to purchase 720,000 Shares at a per share purchase price of $1.46 (the “Offering”). The net proceeds to the Company from such Offering will be approximately $1.05 million. The Warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.825 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants will expire five and a half (5.5) years from its date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise the Warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of Common Stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. On September 21 and September 22, 2020, the Company received total gross proceeds of $1.05 million.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Years ended June 30, 2020 and 2019

Revenues

Revenues decreased by $35,235,091 or approximately 84.4%, from $41,771,047 for the year ended June 30, 2019 to $6,535,956 for the same period in 2020. The decrease was primarily due to the fact that in certain freight logistics contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we only acted as an agent and did not control the services rendered to the customers as we are not the primary responsible party to fulfill the services in order to reduce possible risks as a result of the uncertainties in current trade environments. As such our revenues on these contracts are accounted for on a net basis. The decrease was also due to the decrease in revenues from inland transportation management services as our service contracts with customers have expired and there was no new business for this segment. In addition, as a result of COVID-19, which caused business interruption staring third quarter of fiscal year 2020 had slowed our revenue growth than expected across all segments.

The following tables present summary information by segments mainly regarding the top-line financial results for the years ended June 30, 2020 and 2019:

	For the Year Ended June 30, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$2,105,651	$-	$4,368,596	*	$61,709	$6,535,956
Total revenues	$2,105,651	$-	$4,368,596		$61,709	$6,535,956
Cost of revenues	$827,690	$-	$2,795,859	*	$55,314	$3,678,863
Gross profit	$1,277,961	$-	$1,572,737		$6,395	$2,857,093
Depreciation and amortization	$340,421	$-	$7,684		$54,189	$402,294
Total capital expenditures	$6,984	$-	$-		$-	$6,984
Gross margin%	60.7%	-	36.0%		10.4%	43.7%

*	For the year ended June 30, 2020, gross revenue and gross cost of revenue related to the contracts where we acted as agents amounted to approximately $25.8 million and $24.3 million, respectively.

	For the Year Ended June 30, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,383	$-	$-	$433,383
- Third parties	$2,093,680	$1,036,416	$37,725,136	$482,432	$41,337,664
Total revenues	$2,093,680	$1,469,799	$37,725,136	$482,432	$41,771,047
Cost of revenues	$1,894,332	$128,624	$33,556,109	$427,445	$36,006,510
Gross profit	$199,348	$1,341,175	$4,169,027	$54,987	$5,764,537
Depreciation and amortization	$-	$110,821	$1,902	$18,197	$130,920
Total capital expenditures	$-	$-	$125,817	$17,675	$143,492
Gross margin%	9.5%	91.2%	11.1%	11.4%	13.8%

	% Changes For the Year Ended June 30, 2020 to 2019
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	-	(100.0)%	-	-	(100.0)%
- Third parties	0.6%	(100.0)%	(88.4)%	(87.2)%	(84.2)%
Total revenues	0.6%	(100.0)%	(88.4)%	(87.2)%	(84.4)%
Cost of revenues	(56.3)%	(100.0)%	(91.7)%	(87.1)%	(89.8)%
Gross profit	541.1%	(100.0)%	(62.3)%	(88.4)%	(50.4)%
Depreciation and amortization	100.0%	(100.0)%	304.0%	197.8%	207.3%
Total capital expenditures	100.0%	-	(100.0)%	(100.0)%	(95.1)%
Gross margin%	51.2%	(91.2)%	24.9%	(1.0)%	29.9%

Disaggregated information of revenues by geographic locations are as follows:

	June 30,	June 30,
	2020	2019
PRC	$4,368,596	$37,755,310
U.S.	2,167,360	1,922,057
Hong Kong	-	2,093,680
Total revenues	$6,535,956	$41,771,047

Revenues

(1) Shipping Agency and Management Services

For the years ended June 30, 2020 and 2019, shipping agency and management services generated revenues of $2,105,651 and $2,093,680, respectively, representing an approximately 0.6% increase in revenues. The increase in this segment was because we entered into a general shipping agency service agreement with Mandarine Bulk as the sole general shipping agency and a shipping management services agreement with Qingdao Lizhou Ship Management Co., Ltd. for the year ended June 30, 2020. Our integrated services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With Sea Continent, our 80% owned joint venture, we expect to perform more services such as ship insurance, crew recruitment, training and supply and ship spare parts sales. Our gross margin increased to 60.7% for the year ended June 30, 2020 from 9.5% for the same period in 2019. The increase was mainly because we started to provide shipping management service utilizing our operational staffs in 2020 as compared to the 2019 cost of revenue for shipping agency which included service fees from subcontractors at a much higher costs.

(2) Revenues from Inland Transportation Management Services

For the years ended June 30, 2020 and 2019, inland transportation management services generated related-party revenue of $0 and $433,383, respectively. Revenue generated from Tengda Northwest for the years ended June 30, 2020 and 2019 amounted to $0 and $1,036,416, respectively. The overall decrease in revenues generated from this segment amounted to $1,469,799 or 100.0% due to the expiration of our inland transportation management service contracts with the aforementioned customers. We expect limited growth in this segment in the coming years due to the current trade dynamics.

(3) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the year ended June 30, 2020, revenues decreased by $33,356,540 or approximately 88.4%. The decrease was primarily due to the fact that in certain freight logistic contracts that we entered into with customers starting from the first quarter of fiscal year 2020, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer. For the year ended June 30, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively. However, as we only acted as an agent, our revenues on these contacts were accounted for on a net basis.

Our gross profit margin increased by approximately 24.9% from approximately 11.1% for year ended June 30, 2019 to approximately 36.0% for the same period in 2020. The increase in gross margin was due to the following factors: 1) the aforementioned freight logistic contracts where we acted as agents usually have lower margins than those where we control the services provided; 2) change in the mix of services provided. Even with the same customer, every transaction has a unique gross margin due to differing service scopes. Generally, an engagement where we provide a broader set of services generates a higher gross margin, and an engagement of a more limited scope of services has a lower gross margin.

(4) Revenues from Container Trucking Services

For the years ended June 30, 2020 and 2019, revenues generated from container trucking services were $61,709 and $482,432, respectively. Overall revenues from this segment decreased by $420,723 or approximately 87.2%. The decrease in revenues from this segment was primarily due to the pending trade negotiations between the U.S. and China, which decreased container shipments from China to the U.S. The related gross profit decreased by $48,592 from $54,987 gross profit for the year ended June 30, 2019 to $6,395 for the same period in 2020. Gross profit margin for both periods remained relatively consistent.

Operating Costs and Expenses

Operating costs and expenses decreased by $23,467,433 or approximately 49.2%, from $47,741,493 for the year ended June 30, 2019 to $24,274,060 for the year ended June 30, 2020. This decrease was mainly due to the decrease in cost of revenue, selling expenses, general and administrative expenses and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Years Ended June 30,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	6,535,956	100.0%	41,771,047	100.0%	(35,235,091)	(84.4)%
Cost of revenues	3,678,863	56.3%	36,006,510	86.2%	(32,327,647)	(89.8)%
Gross margin	43.7%	N/A	13.8%	N/A	29.9%	N/A
Selling expenses	393,617	6.0%	718,754	1.7%	(325,137)	(45.2)%
General and administrative expenses	3,386,690	51.8%	4,344,435	10.4%	(957,745)	(22.0)%
Impairment loss of fixed assets and intangible asset	327,632	5.0%	-	-%	327,632	100.0%
Impairment loss of deposit for leasehold improvement	-	-%	425,068	1.0%	(425,068)	(100.0)%
Provision for doubtful accounts	14,910,502	228.1%	3,978,893	9.5%	10,931,609	274.7%
Stock-based compensation	1,576,756	24.1%	2,267,833	5.4%	(691,077)	(30.5)%
Total Costs and Expenses	24,274,060	371.3%	47,741,493	114.2%	(23,467,433)	(49.2)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $3,678,863 for the year ended June 30, 2020, a decrease of $32,327,647, or approximately 89.8%, as compared to $36,006,510 for the same period in 2019. The overall cost of revenues as a percentage of our revenues decreased from approximately 86.2% for the year ended June 30, 2019, to approximately 56.3% for the same period in 2020. Cost of revenues for freight logistics and container trucking services consists primarily of freight costs to various freight carriers. The decrease of costs was mainly due to the aforementioned certain freight logistic contracts in which only acted as an agent and did not control the services rendered to the customers for the year ended June 30, 2020.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the year ended June 30, 2020, we had $393,617 of selling expenses, as compared to $718,754 for the same period in 2019, which represents a decrease of $325,137 or approximately 45.2%. The decrease was mainly due to approximately $299,000 decrease in business development expenses as limited activities for our selling team under COVID-19.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, software development expenses, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the year ended June 30, 2020, we had $3,386,690 of general and administrative expenses, as compared to $4,344,435 for the same period in 2019, representing a decrease of $957,745, or approximately 22.0%. The decrease was mainly due to the decrease in IT expenses of approximately $601,000, the decrease in professional service fees of approximately $131,000 as we incurred less expenses on management consulting and advisory services and the decrease in travel and office expenses of approximately $497,000 as we incurred less travel and office expenses due to our office closure and limited activity under COVID-19. The decrease was offset by the approximately $271,000 increase in depreciation and amortization expenses.

Impairment loss of fixed assets and intangible asset

For the year ended June 30, 2020, we recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the inland transportation management segment. There was no such transaction for year ended June 30, 2019.

Impairment loss of deposit for leasehold improvement

For the year ended June 30, 2019, we recorded a $425,068 impairment loss on the deposit as we paid a $422,381 deposit for leasehold improvements on our IT infrastructure facility including upgrading the server room of its Shanghai office. The design plan for the leasehold improvement was not approved by the building management due to power supply issues and we planned to move the IT infrastructure facility to our Ningbo office. There was no such transaction for year ended June 30, 2020.

Provision for Doubtful Accounts

We made $15,051,209 provision for doubtful accounts and offset by the recoveries of accounts receivable of $99,366 and other receivable - related party of $41,341 for the year ended June 30, 2020 compared to $3,978,893 with no recovery for the same period in 2019, an increase of $10,931,609, or approximately 274.7%. This increase of provision for doubtful accounts was mainly because the recent outbreak of COVID-19 has adversely affected our customers’ business operations, which in turn adversely affected our ability to collect accounts receivable and other receivables from our customers.

Stock-based Compensation

Stock-based compensation was $1,576,756 for the year ended June 30, 2020, a decrease of $691,077 or approximately 30.5%, as compared to $2,267,833 for the same period in 2019. Stock-based compensation decreased significantly from the year ended June 30, 2019 to the same period in 2020 due to less stock award was granted as a result of the decline in revenue as well as lower average stock prices in the year ended June 30, 2020 compared to the same period of the prior year.

Operating Loss

We had an operating loss of $17,738,104 for the year ended June 30, 2020, compared to an operating loss of $5,970,446 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded an income tax expense of $186,021 for the year ended June 30, 2020, compared to income tax expense of $920,869 for the same period in 2019. For the year ended June 30, 2020, income tax decreased by $734,848 or approximately 79.8%, as compare to the same period in 2019 due to the decrease in taxable income, mainly in the Company’s PRC entity conducting freight logistic services.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $3,781,000 as of June 30, 2019, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the year ended June 30, 2020, approximately $2,675,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $562,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,828,000 as of June 30, 2019, which may reduce future taxable income. The NOL amounted to approximately $281,000 start expiring from 2021 and the remaining balance of NOL will be expired by 2025. During the year ended June 30, 2020, approximately $133,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $33,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of June 30, 2020. The net increase in valuation for the year ended June 30, 2020 amounted to approximately $3,861,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $17,928,647 for the year ended June 30, 2020, compared to $7,012,113 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to the Company was $16,452,894 for the year ended June 30, 2020, compared to $6,533,844 for the same period in 2019. Comprehensive loss attributable to the Company was $16,943,111 for the year ended June 30, 2020, compared to $6,932,543 for the same period in 2019.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2020, we had $131,182 in cash (cash on hand and cash in bank). We held approximately 22.8% of our cash in banks located in US, Australia and Hong Kong and held approximately 77.2% of our cash in banks located in the PRC.

As of June 30, 2020, we had the following loans outstanding:

Loans	Maturities	Interest rate	June 30, 2020
Small business administration loan	May 2050	3.75%	$155,900
Paycheck protection program loan	-	-	$124,570

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended June 30,
	2020	2019

Net cash used in operating activities	$(3,896,534)	$(4,273,067)
Net cash used in investing activities	$(1,358)	$(143,493)
Net cash provided by financing activities	$1,220,601	$850,000
Effect of exchange rate fluctuations on cash	$(334,177)	$(389,049)
Net decrease in cash	$(3,011,468)	$(3,955,609)
Cash at the beginning of year	$3,142,650	$7,098,259
Cash at the end of year	$131,182	$3,142,650

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2020	2019	Variation	%

Total Current Assets	$1,913,319	$15,945,162	$(14,031,843)	(88.0)%
Total Current Liabilities	$5,808,865	$5,239,233	$569,632	10.9%
Working Capital (Deficit)	$(3,895,546)	$10,705,929	$(14,601,475)	(136.4)%
Current Ratio	0.33	3.04	(2.71)	(89.2)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2020, our working capital deficit was approximately $3.9 million and we had cash of approximately $0.1 million. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. We believe our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support our working capital. On November 13, 2019, we entered into a Share Purchase Agreement with Shanming Liang, director of Guangxi Jinqiao Industrial Group Co., Ltd., to purchase 200,000 shares of the our common stock at a purchase price of $5.00 per share for aggregate proceeds of $1.0 million. We received gross proceeds of $940,131 for fiscal year 2020. From July to September 2020, we received remaining proceeds of $59,869. The full amount of subscription receivable have been paid off.

On September 17, 2020, we entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 720,000 Shares at a per share purchase price of $1.46 for aggregate proceeds of approximately $1.05 million. On September 21 and September 22, 2020, we received total gross proceeds of approximately $1.05 million.

●	other available sources of financing from small business administration, PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

Based on the above considerations, we are of the opinion that we will not have sufficient funds to meet our working capital requirements and current liabilities as they become due one year from the date of this report. Additionally, there is no assurance we will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in PRC government policy, economic conditions, and competitive pricing in the industries that we operate in.

Our management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) our recurring losses from operations, including approximately $16.5 million net loss attributable to our stockholders for the year ended June 30, 2020, 2) accumulated deficit of approximately $23.4 million as of June 30, 2020 and 3) has negative operating cash flows of approximately $3.9 million for the year ended June 30, 2020. All of these factors raised substantial doubt about the ability of us to continue as a going concern.

Operating Activities

Our net cash used in operating activities was approximately $3.9 million for the year ended June 30, 2020 compared to net cash used in operating activities of approximately $4.3 million for the same period in 2019. The operating cash outflow for the year ended June 30, 2020 was primarily attributable to our net loss of approximately $17.9 million, of which approximately $1.6 million of stock compensation expense, approximately $0.3 million of impairment loss of fixed assets, approximately $0.4 million of depreciation and amortization expenses of fixed assets and intangible asset and approximately $14.9 million for provision of doubtful accounts were non-cash expenses. We had an increase in other receivables of approximately $5.8 million as we prepaid certain costs of commodities on behalf of our customers offset by a decrease of approximately $1.1 million in accounts receivable, approximately $0.4 million of notes receivable and approximately $0.4 million of due from related parties as a result of collections made during the year.

Our net cash used in operating activities was approximately $4.3 million for the year ended June 30, 2019. The increase in operating cash outflow is primarily attributable to our net loss of approximately $7.0 million, of which approximately $2.3 million of stock compensation expense and approximately $4.0 million for provision of doubtful accounts were non-cash expenses. We had an increase of approximately $2.6 million in accounts receivable due to increase in sales, an increase of approximately $2.9 million in long-term deposits, an increase in advances to third party suppliers of approximately $3.7 million offset by the decrease in advances to related party supplier as we collected a reimbursement of approximately $3.3 million from Zhiyuan Hong Kong, and a decrease in prepaid expenses and other current assets of approximately $1.4 million, which mainly consisted of software development costs and other related consulting fees incurred during the year ended June 30, 2019, and a decrease of approximately $1.4 million due from related parties.

Investing Activities

Net cash used in investing activities was $1,358 for the year ended June 30, 2020, mainly for the purchase of computer equipment and making office leasehold improvement of $6,984. The cash outflow was offset by proceeds from disposal of vehicle of $5,626.

Net cash used in investing activities was approximately $0.1 million for the year ended June 30, 2019, mainly for the purchase of a motor vehicle.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the year ended June 30, due to cash proceeds received from issuance of common stock to a private investor for approximately $0.9 million and approximately $0.3 million from SBA and PPP loans.

Net cash provided by financing activities was approximately $0.9 million for the year ended June 30, 2019 due to cash proceeds received from issuance of common stock to a private investor.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of us and include the assets, liabilities, revenues and expenses of the subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation.

Sino-Global Shipping Agency Ltd., a PRC corporation (“Sino-China”), is considered a variable interest entity (“VIE”), with us as the primary beneficiary. We, through Trans Pacific Shipping Ltd., entered into certain agreements with Sino-China, pursuant to which we receive 90% of Sino-China’s net income.

As a VIE, Sino-China’s revenues are included in our total revenues, and any income/loss from operations is consolidated with that of us. Because of contractual arrangements between us and Sino-China, we have a pecuniary interest in Sino-China that requires consolidation of the financial statements of us and Sino-China.

We have consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. The agency relationship between us and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which we have substantial control over Sino-China. Management makes ongoing reassessments of whether we remain the primary beneficiary of Sino-China.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the our consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We recognize revenue which represents the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. We identified contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. Our revenue streams are recognized at a point in time.

We use a five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

We continue to derive revenues from sales contracts with customers with revenues being recognized upon performance of services. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Our revenues are recognized at a point in time after all performance obligations are satisfied.

Contract balances

We record receivables related to revenue when we have an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

Taxation

Because we and our subsidiaries and Sino-China were incorporated in different jurisdictions, they file separate income tax returns. We use the asset and liability method of accounting for income taxes in accordance with U.S. GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. We had no uncertain tax positions as of June 30, 2020 and 2019.

Income tax returns for the years prior to 2016 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

We are subject to value added tax (“VAT”). Revenue from services provided by the our PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

In addition, under the PRC regulations, our PRC subsidiaries and affiliates are required to pay the city construction tax (7%) and education surcharges (3%) based on the net VAT payments.

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

Recent Accounting Pronouncements

Pronouncements adopted

Effective July 1, 2019, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. We recognized lease liabilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of 8.98%.

On July 1, 2019, we adopted ASU 2018-07 where awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards which superseded ASU 505-50. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. We adopted this ASU on July 1, 2019 and the adoption has no significant impact to our consolidated financial statements as a whole.

Pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

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

As of June 30, 2020, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2020:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

●	Lack of the review and supervision procedures on issuance of the Company's common stock;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP; and

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weaknesses stated above, we intend to explore implementing additional policies and procedures, which may include:

●	Hiring additional accounting staff to report the internal financial timely;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Improving internal audit function, internal control policies and monitoring controls including but not limit to the review and supervision of common stock issuance procedures;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws; and

●	Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons of the fluctuations with further analysis. This should be done by CFO and reviewed by CEO, communicated with the Board.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 56

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

Age - 72

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

Age - 60

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

Mr. Junfeng Xu

Independent Director

Age - 59

Director since 2020

On February 26, Mr. Junfeng Xu was appointed as a Class I director, Chairperson of the Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee. Mr. Xu is an experienced securities attorney in China, bringing over 20 years of legal experience in the securities law and investment banking law industry, having advised various companies in their public offerings and mergers and acquisitions. He is one of the founding partners of Beijing Junzejun Law Offices. Mr. Xu currently works at Beijing Huatang Law Firm, and is a director of Jessn Marine Equipment Co., Ltd. He used to serve as an independent director on the board of directors of various public and private companies in China. He was also a partner and the general investment director at two private equity fund management companies. Mr. Xu also teaches at the PE Executive programs of Tsinghua University, Inner Mongolia University and Guangzhou Jinan University. Mr. Xu received his Bachelor of Laws and Master of Laws from China University of Political Science and Law in 1985 and 1988, respectively.

Zhikang Huang

Chief Operating Officer and Director

Age - 43

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

Tuo Pan

Acting Chief Financial Officer

Age - 35

Ms. Pan is our Acting Chief Financial Officer and a seasoned Certified Public Accountant licensed in Australia. Since 2008, Ms. Pan has overseen the finance and accounting functions of Sino-Global Shipping Australia Pty Ltd. Ms. Pan received her bachelor’s degree in Accounting and Finance and a master’s degree in Advance Accounting from the Curtin University of Technology in Western Australia. From August 2007 to July 2008, Ms. Pan worked as an auditor and project manager of Baker Tilly China Ltd., and participated in various projects from e-Future Information Technology Inc., TMC Education Corporation Ltd, to China Ministry of Commerce, among others.

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

Section 16(a) Beneficial Ownership Reporting Compliance (Regulation S-K Item 405)

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2020, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following form was filed late:

●	Tuo Pan filed a Form 4 on July 7, 2020 to report transactions that occurred on June 30, 2020.

Regulation S-K Item 406

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission. A copy of the Code of Ethics is also available from the Company’s website (www.sino-global.com) or directly at the following link: https://s25.q4cdn.com/592081264/files/doc_governance/Code-of-Business-Conduct-and-Ethics.pdf.

Regulation S-K Item 407(c)(3)

None.

Regulation S-K Item 407(d)(4) and (5)

The Company has an audit committee, consisting solely of the Company’s independent directors, Tieliang Liu, Jing Wang and Junfeng Xu. Mr. Liu qualifies as the audit committee financial expert.  The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link:  https://s25.q4cdn.com/592081264/files/doc_governance/Audit-Committee-Charter.pdf.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Principal Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer, for the years ended June 30, 2020 and 2019. No other officer had total compensation during either of the previous two years of more than $100,000.

Summary Compensation Table

					Securities-
					based	All other
Name	Year	Salary		Bonus	Compensation	Compensation	Total
Lei Cao,	2019	$180,000	(1)	$-	$308,000	$-	$796,000
Principal Executive Officer	2020	$135,000	(1)	$-	$-	$-	$135,000

Tuo Pan,	2019	$60,000	(2)	$-	$107,800	$-	$267,800
Acting Chief Financial Officer	2020	$45,000	(2)	$-	$-	$-	$45,000

Zhikang Huang,	2019	$100,000	(3)	$-	$138,600	$-	$238,600
Chief Operating Officer	2020	$75,000	(3)	$-	$-	$-	$75,000

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary shall be $260,000, effective January 1, 2019. The executive reserves his right for the remaining unpaid salary of (a) $40,000 from January 1, 2019 to June 30, 2019 and (b) $125,000 for fiscal year 2020 under such agreement. Such unpaid amount accrues without interest and will be paid at such time as the Company has sufficient funds.

(2)	According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary shall be $100,000, effective January 1, 2019. The executive reserves her right for the remaining unpaid salary of (a) $20,000 from January 1, 2019 to June 30, 2019 and (b) $55,000 for fiscal year 2020 under such agreement. Such unpaid amount accrues without interest and will be paid at such time as the Company has sufficient funds.

(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary shall be $150,000, effective January 1, 2019. The executive reserves his right for the remaining unpaid salary of (a) $25,000 from January 1, 2019 to June 30, 2019 and (b) $75,000 for fiscal year 2020 under such agreement. Such unpaid amount accrues without interest and will be paid at such time as the Company has sufficient funds.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2020, we had three named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Acting Chief Financial Officer, and Mr. Zhikang Huang, our Chief Operating Officer.

Option Awards (1)

Equity
incentive plan
awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	Exercise	expiration
Name	exercisable	unexercisable	options (#)	price ($)	date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	-	-	-	-	-
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Zhikang Huang,
Chief Operating Officer	-	-	-	-	-

(1)	Our Company has made stock awards to executive officers. The details are shown as Item 12.

Director Compensation for the year ended June 30, 2020(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Tieliang Liu	20,000	0	0	0	20,000
Jing Wang	20,000	0	0	0	20,000
Jianming Li(5)	10,000	0	0	0	10,000
Junfeng Xu	10,000	0	0	0	10,000

(1)	This table does not include Mr. Lei Cao, our Chief Executive Officer, because although Mr. Cao is a director and named executive officer, Mr. Cao’s compensation is fully reflected in the Summary Compensation Table.

(5)	Mr. Li was replaced from the Board on December 27, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2020, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans under the 2008 Incentive Plan approved by security holders	2,000	$10.05	47,781	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	15,000	$5.50	1,244,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 60,581 shares of our common stock. The 2,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 2,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 30,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 15,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 120,000 shares of common stock to consultants to our Company in 2014, 132,000 shares of common stock to our officers and directors in 2016, 132,000 shares of common stock to our officers and directors in 2018, 26,000 to three employees in 2017 and 316,000 shares of common stock to employees in 2018 under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 47,781 shares under the 2008 Incentive Plan, and we may issue 1,244,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 13, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao (1)(2)	Common	421,008	10.2%
Ms. Tuo Pan (1)	Common	39,000	1.17%
Mr. Zhikang Huang (1)	Common	88,000	2.64%
Mr. Jing Wang (1)(3)	Common	26,000	*
Mr. Liu Tieliang (1)(4)	Common	26,000	*
Mr. Yafei Li (1)	Common	23,800	*
Mr. Jianming Li	Common	-	-
Total Officers and Directors (6 individuals)	Common	623,808	18.7%

Other Five Percent Shareholders
Mr. Shanming Liang (5)	Common	220,000	5.5%

*	Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.

(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.

(3)	Mr. Wang has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.

(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 8,000 of which have fully vested.

(5)	Mr. Shanming Liang’s address is No. 2 Zhonghua Road, Gangkou District, Fangchenggang City, Guangxi Province, 538001.

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

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, a large shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of June 30, 2019 was $484,331 as the Company generated revenue from providing inland transportation management services to Zhiyuan. As of June 30, 2019, the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. The Company entered into a supplemental service agreement with Zhiyuan to extend the service period to September 1, 2019. No additional agreements have been entered into to extend such service period as of the date of this report.

As of June 30, 2020, the Company had payable to the CEO of $6,279 and to the Acting CFO of $26,570, both of which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended June 30, 2020 and 2019. Audit services provided by Friedman LLP for fiscal years of 2020 and 2019 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the Commission. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal years of 2020 and 2019, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $254,000 and $232,000, respectively.

Audit-Related Fees

None.

Tax Fees

Tax fees related to tax return preparation amounted to $24,779 and $29,925 during fiscal years of 2020 and 2019, respectively.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd. (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd. (2)
3.3	Bylaws of Sino-Global Shipping America, Ltd. (3)
4.1	Specimen Certificate for Common Stock (3)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018. (4)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018. (4)
4.4	Form of Common Stock Purchase Warrant dated September 17, 2020. (5)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (3)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (3)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (3)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (3)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (3)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (3)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (3)
10.9	The Company’s 2014 Stock Incentive Plan. (6)
10.10	Securities Purchase Agreement dated March 12, 2018. (4)
10.11	Placement Agent Agreement dated March 12, 2018. (4)
10.12	Offer Letter by and between Mr. Bradley Haneberg and Sino-Global Shipping America, Ltd., dated May 4, 2018. (7)
10.13	Employment Agreement by and between Mr. Lei Cao and Sino-Global Shipping America, Ltd., dated May 4, 2018. (7)
10.14	Employment Agreement by and between Ms. Tuo Pan and Sino-Global Shipping America, Ltd., dated May 4, 2018. (7)
10.15	Employment Agreement by and between Mr. Zhikang Huang and Sino-Global Shipping America, Ltd., dated May 4, 2018. (7)
10.16	Securities Purchase Agreement by and between Mr. Xiangbin Huang and Sino-Global Shipping America, Ltd., dated November 8, 2018 (8)
10.17	Amendment Agreement by and between Mr. Xiangbin Huang and Sino-Global Shipping America, Ltd., dated December 10, 2018 (9)
10.18	Share Purchase Agreement dated November 14, 2019 (10)
10.19	Offer Letter by and between Mr. Junfeng Xu and Sino-Global Shipping America, Ltd., dated February 26, 2020 (11)
10.20	Share Purchase Agreement dated April 6, 2020 (12)
10.21	First Amended and Restated Share Purchase Agreement dated June 17, 2020 (13)
10.22	Termination Agreement dated September 3, 2020 (14)
10.23	Securities Purchase Agreement dated September 17, 2020 (5)
14.1	Code of Ethics of the Company. (3)
21.1	List of subsidiaries of the Company. *
23.1	Consent of Independent Audit Firm.*
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certifications of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Press release dated October 13, 2020*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2018

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2020.

(6)	Incorporated by reference to the Company’s Form S-8 filed on April 23, 2014.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2018

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2018.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2019.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2020.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2020.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2020.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

October 13, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 13, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)

October 13, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

October 13, 2020	By	/s/ Zhikang Huang
Zhikang Huang
Chief Operating Officer and Director

October 13, 2020	By:	/s/ Jing Wang
Jing Wang
Director

October 13, 2020	By:	/s/ Junfeng Xu
Junfeng Xu
Director

October 13, 2020	By:	/s/ Tieliang Liu
Tieliang Liu
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sino-Global Shipping America, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and Affiliates (collectively, the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in equity (deficiency) and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred significant working capital deficiency, recurring losses from operations and accumulated deficit at June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company’s auditor since 2007

New York, New York

October 13, 2020

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019
Assets
Current assets
Cash	$131,182	$3,142,650
Notes receivable	-	383,792
Accounts receivable, net	1,155,948	7,045,846
Other receivables, net	51,034	4,335,715
Advances to suppliers - third parties	48,875	124,140
Prepaid expenses and other current assets	90,382	105,054
Due from related party, net	435,898	807,965
Total Current Assets	1,913,319	15,945,162

Property and equipment, net	523,290	989,910
Right-of-use assets	300,114	-
Intangible assets, net	26,389	89,722
Prepaid expenses	-	519,503
Other long-term assets - deposits	2,974,990	3,054,706
Total Assets	$5,738,102	$20,599,003

Liabilities and Equity (Deficiency)

Current Liabilities
Deferred revenue	$67,083	$68,590
Accounts payable	487,692	567,619
Lease liabilities - current	204,391	-
Taxes payable	3,280,348	3,184,895
Accrued expenses and other current liabilities	1,643,319	1,418,129
Loan payable - current	126,032	-
Total current liabilities	5,808,865	5,239,233

Lease liabilities - noncurrent	132,699	-
Loans payable - noncurrent	154,438	-

Total liabilities	6,096,002	5,239,233

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 3,718,788 and 3,210,907 shares issued as of June 30, 2020 and 2019, respectively; 3,718,788 and 3,175,807 shares outstanding as of June 30, 2020 and 2019, respectively*	28,414,992	26,523,830
Additional paid-in capital	2,334,962	2,066,906
Subscription receivable	(59,869)	-
Treasury stock, at cost, 0 and 35,099 shares as of June 30, 2020 and 2019*	-	(417,538)
Accumulated deficit	(23,421,594)	(6,968,700)
Accumulated other comprehensive loss	(1,084,030)	(671,106)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	6,184,461	20,533,392

Non-controlling Interest	(6,542,361)	(5,173,622)

Total Equity (Deficiency)	(357,900)	15,359,770

Total Liabilities and Equity (Deficiency)	$5,738,102	$20,599,003

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2020	2019
Net revenues - third parties	$6,535,956	$41,337,664
Net revenues - related party	-	433,383
Total revenues	6,535,956	41,771,047
Cost of revenues	(3,678,863)	(36,006,510)
Gross profit	2,857,093	5,764,537

Selling expenses	(393,617)	(718,754)
General and administrative expenses	(3,386,690)	(4,344,435)
Impairment loss of fixed assets and intangible asset	(327,632)	-
Impairment loss of deposit for leasehold improvement	-	(425,068)
Provision for doubtful accounts	(14,910,502)	(3,978,893)
Stock-based compensation	(1,576,756)	(2,267,833)
Total operating expenses	(20,595,197)	(11,734,983)

Operating loss	(17,738,104)	(5,970,446)

Other expense, net	(4,522)	(120,798)

Net loss before provision for income taxes	(17,742,626)	(6,091,244)

Income tax expense	(186,021)	(920,869)

Net loss	(17,928,647)	(7,012,113)

Net loss attributable to non-controlling interest	(1,475,753)	(478,269)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(16,452,894)	$(6,533,844)

Comprehensive loss
Net loss	$(17,928,647)	$(7,012,113)
Other comprehensive loss - foreign currency	(383,203)	(281,224)
Comprehensive loss	(18,311,850)	(7,293,337)
Less: Comprehensive loss attributable to non-controlling interest	(1,368,739)	(360,794)
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(16,943,111)	$(6,932,543)

Loss per share
Basic and diluted*	$(4.78)	$(2.27)

Weighted average number of common shares used in computation
Basic and diluted*	3,442,448	2,883,887

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

					Additional					Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Subscription	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares*	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2018	-	$-	2,654,206	$23,717,330	$1,755,573	(35,099)	$(417,538)	$-	$(434,856)	$(272,407)	$(4,812,828)	$19,535,274
Stock based compensation to employee	-	-	316,000	1,382,500	-	-	-	-	-	-	-	1,382,500
Stock based compensation to consultants	-	-	110,000	574,000	(127,500)	-	-	-	-	-	-	446,500
Issuance of common stock to private investors	-	-	130,701	850,000	-	-	-	-	-	-	-	850,000
Amortization of shares to management and employees	-	-	-	-	91,000	-	-	-	-	-	-	91,000
Amortization of shares issued to consultants	-	-	-	-	347,833	-	-	-	-	-	-	347,833
Foreign currency translation	-	-	-	-	-	-	-	-	-	(398,699)	117,475	(281,224)
Net income (loss)	-	-	-	-	-	-	-	-	(6,533,844)	-	(478,269)	(7,012,113)
BALANCE, June 30, 2019	-	$-	3,210,907	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	114,000	371,900	-	-	-	-	-	-	-	371,900
Stock based compensation to consultants	-	-	228,980	936,800	-	-	-	-	-	-	-	936,800
Amortization of shares issued to consultants	-	-	-	-	268,056	-	-	-	-	-	-	268,056
Issuance of common stock to private investor	-	-	200,000	1,000,000	-	-	-	(59,869)	-	-	-	940,131
Cancellation of treasury stock	-	-	(35,099)	(417,538)	-	35,099	417,538	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(412,924)	29,721	(383,203)
Net loss	-	-	-	-	-	-	-	-	(16,452,894)	-	(1,398,460)	(17,851,354)
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2020	2019
Operating Activities
Net loss	$(17,928,647)	$(7,012,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,576,756	2,267,833
Depreciation and amortization	402,294	130,920
Non-cash lease expense	151,866	-
Provision for doubtful accounts, net of recovery	14,910,502	3,978,893
Impairment loss of fixed assets and intangible asset	327,632	-
Impairment loss of deposit for leasehold improvement	-	425,068
Deferred tax provision	-	634,500
Changes in assets and liabilities
Notes receivable	386,233	(386,233)
Accounts receivable	1,078,261	(2,553,973)
Other receivables	(5,806,997)	161,057
Advances to suppliers - third parties	75,815	(3,671,931)
Advances to suppliers - related party	-	3,312,666
Prepaid expenses and other current assets	315,398	1,407,599
Other long-term assets - deposits	84,713	(2,928,775)
Due from related parties	413,408	1,422,254
Deferred revenue	(1,601)	(353,432)
Accounts payable	(80,420)	(2,709,194)
Taxes payable	91,025	487,197
Lease liabilities	(114,840)	-
Accrued expenses and other current liabilities	222,068	1,114,597
Net cash used in operating activities	(3,896,534)	(4,273,067)

Investing Activities
Acquisition of property and equipment	(6,984)	(143,493)
Proceeds from disposal of property and equipment	5,626	-
Net cash used in investing activities	(1,358)	(143,493)

Financing Activities
Proceeds from issuance of common stock	940,131	850,000
Loan payable	280,470	-
Net cash provided by financing activities	1,220,601	850,000

Effect of exchange rate fluctuations on cash	(334,177)	(389,049)

Net decrease in cash	(3,011,468)	(3,955,609)

Cash at beginning of year	3,142,650	7,098,259

Cash at end of year	$131,182	$3,142,650

Supplemental information
Income taxes paid	$38,602	$166,960

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$218,678	$-
Initial recognition of right-of-use assets and lease liabilities	$452,042	$-

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

Prior to fiscal year 2019, the Company mainly focused on freight logistics and inland transportation management services. Starting with fiscal year 2019, current trade dynamics made it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, which has caused the Company to shift its focus back to shipping agency and management business. The shipping agency industry in China has improved and the number of shipping agencies overall the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd. to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. incorporated in New York and terminated its registration in Hong Kong. There has been no major operation of the joint venture for the year ended June 30, 2020 and 2019. Currently the Company is conducting the shipping agency business through its wholly-owned Hong Kong subsidiary.

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

 On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of June 30, 2020. There has been no capital injection nor operations of State Priests and Sea Continent as of June 30, 2020, therefore no gain or loss has been recognized in the transaction.

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. No investment has been made by the Company as of the date of this report. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2020.

After the close of the stock market on July 7, 2020, the Company effected a l-for-5 reverse stock split of its common stock in order to satisfy continued listing requirements of its common stock on the NASDAQ Capital Market. The reverse stock split was approved by the Company’s board of directors and stockholders and was intended to allow the company to meet the minimum share price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. As a result all common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants that convert to common stock.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company has consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2020	2019
Current assets:
Cash	$5,022	$11,691
Other receivables	-	309
Prepaid expenses and other current assets	-	4,474
Total current assets	5,022	16,474

Deposits	1,608	1,655
Property and equipment, net	41,171	95,765
Total assets	$47,801	$113,894

Current liabilities:
Other payables and accrued liabilities	$39,919	$30,175
Total liabilities	$39,919	$30,175

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The exchange rates for the years ended June 30, 2020 and 2019 are as follows:

	June 30,
	2020		2019
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	7.0651	7.0312	6.8657	6.8223
AUD:1USD	1.4514	1.4924	1.4238	1.3984
HKD:1USD	7.7505	7.7948	7.8130	7.8387
CAD:1USD	1.3617	1.3421	1.3092	1.3238

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of June 30, 2020 and 2019, cash balances of $97,836 and $2,993,913, respectively, were maintained at financial institutions in the PRC. $8,780 and $2,923,972 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of June 30, 2020 and 2019, cash balances of $25,739 and $122,017, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2020 and 2019, cash balances of $2,029 and $4,386, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of June 30, 2020 and 2019, cash balances of $1,116 and $1,821, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of June 30, 2020 and 2019, amount of deposits the Company had covered by insurance amounted to $117,940 and $198,165, respectively.

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

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $4,996,006 of allowance for doubtful accounts and wrote off $8,220,754 of accounts receivable for the year ended June 30, 2020. There was no write off for year ended June 30, 2019. The Company recovered $99,366 of accounts receivable for the year ended June 30, 2020. There was no recovery for year ended June 30, 2019.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $10,055,203 of allowance for doubtful accounts for the year ended June 30, 2020. For the year ended June 30, 2020, $1,763 was written off against other receivables, respectively. There was no write off for the year ended June 30, 2019.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the years ended June 30, 2020 and 2019, an impairment of $127,177 and nil were recorded, respectively.

(i) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. For the years ended June 30, 2020 and 2019, an impairment of $200,455 and nil were recorded, respectively.

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

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, the Company had outstanding contracts amounting to approximately $1.6 million, all of which is expected to be completed within 6 months from June 30, 2020.

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2020	2019
Shipping and management agency services	$2,105,651	$2,093,680
Inland transportation management services	-	1,469,799
Freight logistics services	4,368,596	37,725,136
Container trucking services	61,709	482,432
Total	$6,535,956	$41,771,047

●

Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●	Revenues from inland transportation management services are recognized when commodities are being released from the customers’ warehouse.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the year ended June 30, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	June 30,	June 30,
	2020	2019
PRC	$4,368,596	$37,755,310
U.S.	2,167,360	1,922,057
Hong Kong	-	2,093,680
Total revenues	$6,535,956	$41,771,047

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2020 and 2019.

Income tax returns for the years prior to 2016 are no longer subject to examination by U.S. tax authorities.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

The Company is subject to value added tax (“VAT”). Revenue from services provided by the Company’s PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

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

For the years ended June 30, 2020 and 2019, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and our workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the rest of fiscal year 2020 and beyond.

(p) Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2020, the Company’s working capital deficit was approximately $3.9 million and the Company had cash of approximately $0.1 million. The Company plans to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. The Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company had considered supplementing its available sources of funds through the following sources:

●

the Company will continuously seek equity financing to support its working capital; On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 200,000 shares of the Company’s common stock at a purchase price of $5.00 per share for aggregate proceeds of $1.0 million pursuant to a stock purchase agreement dated November 14, 2019. The company received gross proceeds of $940,131 for fiscal year 2020. From July to September 2020, the Company received remaining proceeds of $59,869. The full amount of subscription receivable have been paid off.

On September 17, 2020, the Company entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 720,000 Shares at a per share purchase price of $1.46 for aggregate proceeds of approximately $1.05 million. On September 21 and September 22, 2020, the Company received total gross proceeds of approximately $1.05 million.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

Based on the above considerations, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and current liabilities as they become due one year from issuance of these consolidated financial statements. There is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in. In addition, the recent outbreak of new coronavirus pandemic posed disruption and restrictions on its operations and those of the Company’s customers which not only negatively impact the Company’s financial conditions but also slowed down the macro-economic development worldwide. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The management has considered whether there is substantial doubt about its ability to continue as a going concern due to 1) the Company’s recurring losses from operations, including approximately $16.5 million net loss attributable to the Company’s stockholders for the year ended June 30, 2020, 2) accumulated deficit of approximately $23.4 million as of June 30, 2020, and 3) has negative operating cash flows of approximately $3.9 million for the year ended June 30, 2020. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

q) Recent Accounting Pronouncements

Pronouncements adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company adopted this ASU in the first quarter of fiscal year 2020 using modified retrospective transition approach at the beginning of the period of adoption. The Company recognized lease liabilities of approximately $0.3 million, with corresponding right-of use (“ROU”) assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 8.98%.

On July 1, 2019, the Company adopted ASU 2018-07 where awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards which superseded ASU 505-50. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. The Company adopted this ASU on July 1, 2019 and the adoption has no significant impact to the Company’s consolidated financial statements as a whole.

Pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

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

 In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

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

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2020	2019
Trade accounts receivable	$3,453,439	$12,716,120
Less: allowances for doubtful accounts	(2,297,491)	(5,670,274)
Accounts receivable, net	$1,155,948	$7,045,846

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts are as follows:

	June 30, 2020	June 30, 2019
Beginning balance	$5,670,274	$1,682,228
Provision for doubtful accounts, net of recovery	4,896,640	4,091,056
Less: write-off	(8,220,754)	(88,882)
Exchange rate effect	(48,669)	(14,128)
Ending balance	$2,297,491	$5,670,274

For the years ended June 30, 2020 and 2019, the provision for doubtful accounts was $4,996,006 and $4,091,056, respectively. The Company recovered $99,366 and nil of accounts receivable for the years ended June 30, 2020 and 2019, respectively. The Company wrote off $8,220,754 and nil of accounts receivable for the years ended June 30, 2020 and 2019, respectively.

Note 4. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	June 30,	June 30,
	2020	2019
Advances to customers*	$10,004,893	$4,237,270
Employee business advances	51,334	54,953
Security deposit	-	43,492
Total	10,056,227	4,335,715
Less: allowances for doubtful accounts	(10,005,193)	-
Other receivables, net	$51,034	$4,335,715

*	As of June 30, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As our customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company provided an allowance due to contract delay and recorded allowances of approximately $10.0 million.

Movement of allowance for doubtful accounts are as follows:

	June 30, 2020	June 30, 2019
Beginning balance	$-	$-
Provision for doubtful accounts	10,055,203	-
Less: write-off	(1,763)	-
Exchange rate effect	(48,247)	-
Ending balance	$10,005,193	$-

For the years ended June 30, 2020 and 2019, the provision for doubtful accounts was $10,055,203 and nil, respectively. The Company wrote off $1,763 and nil of other receivables for the years ended June 30, 2020 and 2019, respectively.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2020	2019
Freight fees (1)	$48,875	$123,767
Port fees	-	373
Total advances to suppliers-third parties	$48,875	$124,140

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July to September 2020.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2020	2019
Prepaid income taxes	$48,924	$35,129
Other (including prepaid insurance, rent, listing fees)	41,458	69,925
Deposit for ERP (1)	-	218,678
Prepaid leasing and service fees (2)	-	300,825
Total	90,382	624,557
Less: current portion	(90,382)	(105,054)
Total noncurrent portion	$-	$519,503

(1)	On December 27, 2017, with the approval of the Board, the Company signed a contract with Tianjin Anboweiye Technology Ltd Co. (“Tianjin Anboweiye”), to develop a more complete ERP system based on the Company’s existing operations and projected future growth. In March 2018, the Company paid a deposit to start phase one of the development which includes upgraded accounting and human resources modules, new order processing and customer relationship management system. The Company paid a $437,357 deposit to Tianjin Anboweiye. The total contract price for phase one amounted to RMB 4,000,000, approximately $583,000. For the year ended June 30, 2019, the Company utilized $218,679 of software development costs incurred during the preliminary project stage, which included planning and determining the functionality of the software. The Company integrated the shipping agencies business with the current ERP platform and the first phase of the ERP system was placed in use in July 2019 and to be amortized over three years (See Note 9). As of June 30, 2020, all executed portion of the contract has been fully paid. On March 31, 2020, the Company and the vendor agreed to terminate the unexecuted portions of the contract, as such, no payable nor contractual obligation existed as of June 30, 2020.

(2)	On June 22, 2018, the Company entered into a contract to improve its IT infrastructure. The total contract consideration for the services is $1.2 million and the Company paid a deposit of approximately $1.0 million. The consideration is allocated as follows: $420,000 for operating hardware leasing of twelve months; $480,000 for onsite services and IT consulting for a two-year period; $60,000 for operating system set up and $240,000 for continuing integration with the ERP system and data management for two years. For the year ended June 30, 2020, the Company incurred $200,550 in IT for consulting costs, and $100,275 for continuing integration of the ERP system and data management costs. As of June 30, 2020, all executed portion of the contract has been fully paid. On March 31, 2020, the Company and the vendor agreed to terminate the unexecuted portions of the contract, as such, no payable nor contractual obligation existed as of June 30, 2020.

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2020	2019
Rental and utilities deposits	$64,663	$60,435
Freight logistics deposits (1)	2,910,327	2,994,271
Total other long-term assets - deposits	$2,974,990	$3,054,706

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2020	2019
Buildings	$190,518	$196,050
Motor vehicles*	516,999	700,724
Computer equipment*	97,172	162,865
Office equipment*	43,587	69,278
Furniture and fixtures*	71,697	167,143
System software*	107,911	116,339
Leasehold improvements	786,745	807,078

Total	1,814,629	2,219,477

Less: Accumulated depreciation and amortization	(1,291,339)	(1,229,567)

Property and equipment, net	$523,290	$989,910

Depreciation and amortization expenses for the years ended June 30, 2020 and 2019 were $320,737 and $67,587, respectively.

*	For the year ended June 30, 2020, an impairment of $127,177 was recorded due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2019.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	June 30,	June 30,
	2020	2019
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(163,611)	(100,278)
Intangible assets, net	$26,389	$89,722

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to $81,557 and $63,333 for the years ended June 30, 2020 and 2019, respectively.

In addition, first phase of the ERP system (see more details in Note 6) was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the year ended June 30, 2020.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	June 30,
	2020	2019
Salary and reimbursement payable	$795,855	$906,007
Professional fees payable	629,524	340,727
Credit card payable	217,940	171,395
Total	$1,643,319	$1,418,129

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before December 2020, there can be no assurance that the full amount of the loan will be forgiven. As of June 30, 2020, $124,570 of loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commencing on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of June 30, 2020, $155,900 of loan payable remains outstanding. Interest expense for the year ended June 30, 2020 for this loan was immaterial.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending June 30,	Loan Amount

2021	$1,462
2022	8,772
2023	8,772
2024	8,772
2025	8,772
Thereafter	217,838
Total loan payments	$254,388

Note 12. LEASES

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 8.98%. As of June 30, 2020, ROU assets and lease liabilities amounted to $300,114 and $337,090 (including $204,391 from lease liabilities current portion and $132,699 from lease liabilities noncurrent portion), respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.93 years.

For the years ended June 30, 2020 and 2019, rent expense amounted to approximately $284,000 and $171,000, respectively.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount

2021	$214,062
2022	135,771
2023	18,382
Total lease payments	368,215
Less: Interest	(31,125)
Present value of lease liabilities	$337,090

Note 13. EQUITY

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

Series A
Annual dividend yield	-
Expected life (years)	5.5
Risk-free interest rate	2.72%
Expected volatility	110.31%

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2020:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2019	400,000	$8.75
Issued	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding, as of June 30, 2020	400,000	$8.75

Warrants exercisable, as of June 30, 2020	400,000	$8.75

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	400,000	$8.75	3.21 years

On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Shanming Liang agreed to purchase 200,000 shares of the Company’s common stock at a purchase price of $5.00 per share for aggregate proceeds of $1.0 million. The Company and Mr. Liang further entered into a Share Purchase Agreement on November 14, 2019 to memorialize the transaction aforementioned. Pursuant to the aforementioned agreement, the Company received proceeds of $940,131 for fiscal year 2020. From July to September 2020, the Company received remaining proceeds of $59,869. The full amount of subscription receivable has been paid off.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2019, the Company authorized the cancellation of the 35,099 of the Company’s treasury shares. The shares were cancelled as of June 30, 2020. The cancellation has no effect on the Company's total shareholders' equity and earnings per share.

After the close of the stock market on July 7, 2020, the Company effected a l-for-5 reverse stock split of its common stock in order to satisfy continued listing requirements of its common stock on the NASDAQ Capital Market. The reverse stock split was approved by the Company’s board of directors and stockholders and was intended to allow the company to meet the minimum share price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. As a result all common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants that convert to common stock.

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 50,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $12.65 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense were $140,556 and $210,833 for the years ended June 30, 2020 and 2019, respectively.

On October 23, 2017, the Company issued to its employees 26,000 shares of its restricted common stock valued at $14.00 per share. One quarter of the total number of common stock became vested on each of November 16, 2017, February 16, 2018, May 16, 2018 and August 16, 2018. $91,000 was recorded as compensation expense for the year ended June 30, 2019.

On October 27, 2017, the Company issued 40,000 shares of restricted common stock on the grant date with an aggregated fair value of $548,000 to a consulting company pursuant to a consulting agreement. The scope of services primarily covered advising on business development, strategic planning and compliance during the one-year service period from October 17, 2017 to October 16, 2018. $137,000 was recorded as compensation expense for the year ended June 30, 2019.

On June 7, 2018, the Company issued 80,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal installments. The Company recorded compensation expense of $254,000 for both years ended June 30, 2020 and 2019.

On September 21, 2018, the Company issued 86,000 shares of common stock valued at $5.50 per share on the grant date with an aggregated fair value of $473,000 under the 2014 Stock Incentive Plan (the “Plan”) to three employees, vesting immediately. The Company recorded compensation expense of $473,000 for the year ended June 30, 2019, respectively.

On December 11, 2018, the Company issued 40,000 shares of common stock valued at $4.45 per share on the grant date with a fair value of $178,000 under the 2014 Stock Incentive Plan to three employees, vesting immediately. The Company recorded compensation expense of $178,000 for the year ended June 30, 2019.

On November 7, 2018, the Board of the Company approved the issuance of 10,000 shares of restricted common stock to a consultant pursuant to an existing consulting agreement. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The grant’s fair value of approximately $65,000 was amortized during the remaining service period from November 3, 2018 to May 2, 2019. The Company recorded compensation expense of $65,000 for the year ended June 30, 2019.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2018, the Board of the Company and the Compensation Committee of the Board (the “Committee”) approved (i) an increase in the annual salaries of Lei Cao, Chief Executive Officer, Tuo Pan, acting Chief Financial Officer, and Zhikang Huang, Chief Operating Officer (the “C-Level Executives”), effective January 1, 2019, and (ii) a one-time award of a total of 190,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to the C-Level Executives, Chief Technology Officer, Yafei Li and the following members of the Board, effective December 31, 2018, for their valuable contributions to the Company in fiscal 2018: Jing Wang, Tieliang Liu and Bradley A. Haneberg. The Committee recommended and the Board determined to make the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 80,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 28,000 shares, (iii) Chief Operating Officer, Zhikang Huang, is entitled to a one-time stock award grant of 36,000 shares, (iv) Chief Technology Officer, Yafei Li is entitled to a one-time stock award grant of 16,000 shares, (v) Board member Jing Wang is entitled to a one-time stock award grant of 10,000 shares, (vi) Board member Tieliang Liu is entitled to a one-time stock award grant of 10,000 shares and (vii) Board member Bradley A. Haneberg is entitled to a one-time stock award grant of 10,000 shares. The Company recorded compensation expense of $731,500 for the year ended June 30, 2019.

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 60,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $4.25 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $127,500 for both years ended June 30, 2020 and 2019.

On July 1, 2019, the Company issued 120,000 restricted shares of common stock with a fair value of $432,000 to a China-based company that specializes in the port agency business and/or its designees pursuant to a consulting service agreement. The scope of services primarily covers business consultation for one year from July 1, 2019 to June 30, 2020. The Company can terminate the agreement if they are not satisfy with the performance of the consulting firm and the consulting firm should return all the issued shares. The Company recorded compensation expense of $432,000 for the year ended June 30, 2020.

Included in a Board resolution dated January 30, 2016, the Company’s CEO is authorized to grant to the employees up to one million shares under the Plan. On July 22, 2019, the Company granted 18,000 shares of restricted common stock valued at $3.50 per share on the grant date with an aggregated fair value of $63,000 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $63,000 for the year ended June 30, 2020.

On August 26, 2019, the Company issued 8,000 shares of common stock valued at $3.60 per share on the grant date with an aggregated fair value of $28,800 to Chineseinvestors.com as settlement of a breach of service contract lawsuit. The Company recorded compensation expense of $28,800 for the year ended June 30, 2020.

On October 3, 2019, the Company issued 46,000 shares of common stock valued at $3.40 per share on the grant date with an aggregated fair value of $156,400 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $156,400 for the year ended June 30, 2020.

 On October 14, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from October 14, 2019 to April 13, 2020. The Company issued 60,000 shares of common stock valued at $222,000 as remuneration for the services.  The shares bear a standard restrictive legend under the Securities Act of 1933, as amended. The Company recorded compensation expense of $222,000 for the year ended June 30, 2020.

On June 30, 2020, the Company issued 50,000 shares of common stock valued at $3.05 per share on the grant date with a fair value of $152,500 under the 2014 Stock Incentive Plan to two employees, vesting immediately. The Company recorded compensation expense of $152,500 for the year ended June 30, 2020.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 During the years ended June 30, 2020 and 2019, $1,576,756 and $2,267,833 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of June 30, 2020	17,000	$6.05

Options exercisable, as of June 30, 2020	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at June 30, 2020:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	2.59 years	$10.05	2,000	2.59 years
$5.50	15,000	1.07 years	$5.50	15,000	1.07 years
	17,000			17,000

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2020	2019
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	376,398	268,297
Accumulated deficit	(6,199,188)	(6,066,145)
	(5,465,346)	(5,440,404)
Trans Pacific Logistics Shanghai Ltd.	(1,077,015)	266,782
Total	$(6,542,361)	$(5,173,622)

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. COMMITMENTS AND CONTINGENCIES

Contractual Obligations:

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2020 and 2019, the Company has estimated its severance payments of approximately $84,000 and $94,000, respectively, which have not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The Company was named as a defendant in a breach of service contract lawsuit in the amount of $225,000 filed with the California Superior Court on January 19, 2018. The Company filed a motion with the court to force the plaintiff into arbitration rather than to litigate the dispute in court based on the arbitration provision in the contract. The California Superior Court approved its motion to stay the case pending the resolution of the arbitration. In Indianapolis, this matter was settled in exchange for 8,000 restrictive shares of common stock of the Company to the plaintiff, by the execution of a settlement agreement by both parties on August 23, 2019 and the issuance of 8,000 restricted shares on August 26, 2019. As a result, the arbitration in Indianapolis and the litigation in California has been dismissed respectively.

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

On July 7, 2020, the Company effected a reverse stock split of the Company’s common stock at the ratio of one-for-five. Nasdaq has determined that for 11 consecutive trading days from July 7 through July 21, 2020, the closing bid price of the Company’s common stock has been closed above $1.00 per share. On July 22, 2020, the Panel notified the Company that it has regained compliance with the requirement to maintain a minimum closing bid price of $1 and this matter is now closed.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16. INCOME TAXES

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

The Company’s income tax expenses for the year ended June 30, 2020 and 2019 are as follows:

	For the Years Ended June 30,
	2020	2019

Current
U.S.	$-	$(33,113)
Hong Kong	-	(2,792)
PRC	(186,021)	(250,464)
	(186,021)	(286,369)
Deferred
U.S.	-	(634,500)
PRC	-	-
Total income tax expense	$(186,021)	$(920,869)

Income tax expense for the years ended June 30, 2020 and 2019 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2020 and 2019 to the Company’s effective tax rate are as follows:

	June 30, 2020	June 30, 2019
	%	%

US Statutory tax rate	21.0	21.0
Permanent difference*	0.4	5.1
Change in valuation allowance	(21.4)	(40.2)
Rate differential in foreign jurisdiction	(1.0)	(1.0)
	(1.0)	(15.1)

*	Permanent difference includes non-deductible stock compensation expenses.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2020	June 30, 2019
Allowance for doubtful accounts
U.S.	$1,329,000	$1,121,000
PRC	2,888,000	-

Net operating loss
U.S.	1,756,000	1,024,000
PRC	1,490,000	1,457,000
Total deferred tax assets	7,463,000	3,602,000
Valuation allowance	(7,463,000)	(3,602,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal NOL of approximately $3,781,000 as of June 30, 2019 which may reduce future federal taxable income. During the year ended June 30, 2020, approximately $2,675,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $562,000, respectively. As of June 30, 2020, the Company’s cumulative NOL amounted to approximately $6,456,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operations in China incurred a cumulative NOL of approximately $5,828,000 as of June 30, 2019 which may reduce future taxable income. During the year ended June 30, 2020, approximately $133,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $33,000. As of June 30, 2020, the Company’s cumulative NOL amounted to approximately $5,961,000 which may reduce future taxable income, of which approximately $281,000 start expiring from 2021 and the remaining balance of NOL will be expired by 2025.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China in 2019. The Company provided a 100% allowance for its DTA as of June 30, 2020. The net increase in valuation for the year ended June 30, 2020 amounted to approximately $3,861,000, respectively based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2020	2019
VAT tax payable	$1,037,620	$1,045,513
Corporate income tax payable	2,180,727	2,075,248
Others	62,001	64,134
Total	$3,280,348	$3,184,895

Note 17. CONCENTRATIONS

Major Customers

For the year ended June 30, 2020, three customers accounted for approximately 42%, 23% and 22% of the Company’s revenues, respectively. As of June 30, 2020, one customer accounted for approximately 87% of the Company’s accounts receivable, net.

For the year ended June 30, 2019, three customers accounted for approximately 35%, 16% and 13% of the Company’s revenues, respectively. As of June 30, 2019, all of these customers accounted for approximately 26% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2020, three suppliers accounted for approximately 26%, 18% and 16% of the total costs of revenue, respectively.

For the year ended June 30, 2019, three suppliers accounted for approximately 23%, 12% and 10% of the total costs of revenue, respectively.

Note 18. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for detailing the Company’s business segments.

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

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present summary information by segment for the years ended June 30, 2020 and 2019, respectively:

	For the Year Ended June 30, 2020
	Shipping Agency and Management Services	Inland Transportation Management Services	Freight Logistics Services		Container Trucking Services	Total
Revenues
- Related party	$-	$-	$-		$-	$-
- Third parties	$2,105,651	$-	$4,368,596	*	$61,709	$6,535,956
Total revenues	$2,105,651	$-	$4,368,596		$61,709	$6,535,956
Cost of revenues	$827,690	$-	$2,795,859	*	$55,314	$3,678,863
Gross profit	$1,277,961	$-	$1,572,737		$6,395	$2,857,093
Depreciation and amortization	$340,421	$-	$7,684		$54,189	$402,294
Total capital expenditures	$6,984	$-	$-		$-	$6,984
Gross margin%	60.7%	-%	36.0%		10.4%	43.7%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the year ended June 30, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively.

	For the Year Ended June 30, 2019
	Shipping Agency Services	Inland Transportation Management Services	Freight Logistics Services	Container Trucking Services	Total
Revenues
- Related party	$-	$433,383	$-	$-	$433,383
- Third parties	$2,093,680	$1,036,416	$37,725,136	$482,432	$41,337,664
Total revenues	$2,093,680	$1,469,799	$37,725,136	$482,432	$41,771,047
Cost of revenues	$1,894,332	$128,624	$33,556,109	$427,445	$36,006,510
Gross profit	$199,348	$1,341,175	$4,169,027	$54,987	$5,764,537
Depreciation and amortization	$-	$110,821	$1,902	$18,197	$130,920
Total capital expenditures	$-	$-	$125,817	$17,675	$143,492
Gross margin%	9.5%	91.2%	11.1%	11.4%	13.8%

Total assets as of:

	June 30,	June 30,
	2020	2019
Shipping Agency and Management Services	$2,531,074	$3,549,093
Freight Logistic Services	3,176,165	17,017,695
Container Trucking Services	30,863	32,215
Total Assets	$5,738,102	$20,599,003

The Company’s operations are primarily based in the PRC, U.S, and Hong Kong, where the Company derives all of their revenues. Management also review consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	June 30,	June 30,
	2020	2019
PRC	$4,368,596	$37,755,310
U.S.	2,167,360	1,922,057
Hong Kong	-	2,093,680
Total revenues	$6,535,956	$41,771,047

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19. RELATED PARTY TRANSACTIONS

As of June 30, 2020 and 2019, the outstanding amounts due from a related party consist of the following:

	June 30,	June 30,
	2020	2019
Tianjin Zhiyuan Investment Group Co., Ltd.	$484,331	$897,739
Less: allowance for doubtful accounts	(48,433)	(89,774)
Total	$435,898	$807,965

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of June 30, 2020 was $484,331 and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the year ended June 30, 2020, the Company recovered $41,341 of allowance for doubtful accounts of the amount due from Zhiyuan.

As of June 30, 2020, the Company had payable to the CEO of $6,279 and to the Acting CFO of $26,570 which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On July 31, 2020, the Company deregistered Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) which is 100% own by Sino-Global Shipping (HK) Ltd. (Hong Kong). LSM has not been in operation or carried on business after June 30, 2018. The result of operations of LSM was immaterial for the years ended June 30, 2020 and 2019.

From July to September 2020, the Company received a total proceeds of $59,869 related to the 1,000,000 shares of the Company’s common stock issuance to Mr. Shanming Liang (see Note 12). The full amount of subscription receivable has been paid off.

On April 6, 2020, the Company entered into a share purchase agreement (the “Agreement”) with Mr. Kelin Wu (the “Seller”) and Mandarine Ocean Ltd, a shipping company registered in the Marshall Islands (“Hanyang Shipping”), to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $3.75 million to be paid in cash and the Company’s restricted shares of common stock. On June 17, 2020, the Company and Mr. Wu entered into the First Amended and Restated Share Purchase Agreement (the “Amendment”) to amend the purchase price to an aggregate consideration of up to $1.5 million and the Company’s restricted shares.

On September 3, 2020, the Company and Mr. Wu signed a Termination Agreement to terminate the Amendment mutually. Neither party will owe the other party any termination penalty in connection with the Termination Agreement.

On September 17, 2020, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares (the “Shares”) of the Company’s common stock, no par value (“Common Stock”), and warrants (the “Warrants”) to purchase 720,000 Shares at a per share purchase price of $1.46 (the “Offering”). The net proceeds to the Company from such Offering will be approximately $1.05 million. The Warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.825 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants will expire five and a half (5.5) years from its date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise the Warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of Common Stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. On September 21 and September 22, 2020, the Company received total gross proceeds of $1.05 million.