Form 10-Q
period 2020-09-30
Sino-Global Shipping America, Ltd.
filed 2020-11-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2020

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

As of November 11, 2020, the Company had 4,438,788 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2020	2020
Assets
Current assets
Cash	$1,023,789	$131,182
Accounts receivable, net	1,087,742	1,155,948
Other receivables, net	6,915	51,034
Advances to suppliers - third parties	58,906	48,875
Prepaid expenses and other current assets	71,214	90,382
Due from related party, net	345,898	435,898
Total Current Assets	2,594,464	1,913,319

Property and equipment, net	476,224	523,290
Right-of-use assets	263,132	300,114
Intangible assets, net	10,556	26,389
Other long-term assets - deposits	3,099,285	2,974,990
Other receivables, net - non current	5,204,740	-
Total Assets	$11,648,401	$5,738,102

Liabilities and Equity

Current Liabilities
Deferred revenue	$68,912	$67,083
Accounts payable	566,665	487,692
Lease liabilities - current	213,348	204,391
Taxes payable	3,409,562	3,280,348
Accrued expenses and other current liabilities	1,801,282	1,643,319
Loan payable - current	128,225	126,032
Total current liabilities	6,187,994	5,808,865

Lease liabilities - noncurrent	106,282	132,699
Loan payable - noncurrent	152,245	154,438

Total liabilities	6,446,521	6,096,002

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 4,438,788 and 3,718,788 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively*	29,466,192	28,414,992
Additional paid-in capital	2,334,962	2,334,962
Subscription receivable	-	(59,869)
Accumulated deficit	(19,559,908)	(23,421,594)
Accumulated other comprehensive loss	(803,990)	(1,084,030)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	11,437,256	6,184,461

Non-controlling Interest	(6,235,376)	(6,542,361)

Total Equity (Deficiency)	5,201,880	(357,900)

Total Liabilities and Equity (Deficiency)	$11,648,401	$5,738,102

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
Net revenues	$1,136,799	$1,786,226
Cost of revenues	(1,095,226)	(683,404)
Gross profit	41,573	1,102,822

Selling expenses	(68,930)	(130,029)
General and administrative expenses	(703,434)	(1,091,455)
Impairment loss of fixed assets and intangible asset	-	(327,632)
Provision for doubtful accounts, net of recovery	5,087,732	(889,078)
Stock-based compensation	-	(414,708)
Total operating expenses	4,315,368	(2,852,902)

Operating income (loss)	4,356,941	(1,750,080)

Other income, net	688	1,456

Net income (loss) before provision for income taxes	4,357,629	(1,748,624)

Income tax expense	-	-

Net income (loss)	4,357,629	(1,748,624)

Net income (loss) attributable to non-controlling interest	495,943	(121,271)

Net income (loss) attributable to Sino-Global Shipping America, Ltd.	$3,861,686	$(1,627,353)

Comprehensive income (loss)
Net income (loss)	$4,357,629	$(1,748,624)
Other comprehensive income (loss) - foreign currency	91,082	(503,667)
Comprehensive income (loss)	4,448,711	(2,252,291)
Less: Comprehensive income attributable to non-controlling interest	306,985	21,273
Comprehensive income (loss) attributable to Sino-Global Shipping America, Ltd.	$4,141,726	$(2,273,564)

Earnings (Loss) per share
Basic*	$1.01	$(0.50)
Diluted*	$1.00	$(0.50)

Weighted average number of common shares used in computation
Basic*	3,828,354	3,245,083
Diluted*	3,880,236	3,245,083

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares*	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	2,654,206	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	86,000	63,000	-	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	10,000	524,300	(324,000)	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net income (loss)	-	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	$-	2,750,206	$27,111,130	$1,923,115	(35,099)	$(417,538)	$-	$(8,596,053)	$(1,317,317)	$(5,152,349)	$13,550,988

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated earnings	Accumulated other comprehensive income	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	(deficit)	(loss)	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	-	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	-	-	280,040	(188,958)	91,082
Net income	-	-	-	-	-	-	-	-	3,861,686	-	495,943	4,357,629
BALANCE, September 30, 2020	-	$-	4,438,788	$29,466,192	$2,334,962	-	$-	$-	$(19,559,908)	$(803,990)	$(6,235,376)	$5,201,880

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
Operating Activities
Net income (loss)	$4,357,629	$(1,748,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	414,708
Depreciation and amortization	83,719	154,577
Non-cash lease expense	37,918	40,426
Provision for doubtful accounts, net of recovery	(5,087,732)	889,078
Impairment loss of fixed assets and intangible asset	-	327,632
Changes in assets and liabilities
Notes receivable	-	386,233
Accounts receivable	13,664	2,159,346
Other receivables	(114,571)	(5,389,083)
Advances to suppliers - third parties	(8,678)	67,902
Prepaid expenses and other current assets	19,171	81,209
Other long-term assets - deposits	(52,243)	90,016
Due from related parties	100,000	372,500
Deferred revenue	758	(1,525)
Accounts payable	67,788	141,114
Taxes payable	51,265	(443,828)
Lease liabilities	(18,855)	(39,201)
Accrued expenses and other current liabilities	152,690	(172,838)
Net cash used in operating activities	(397,477)	(2,670,358)

Investing Activities
Acquisition of property and equipment	-	(4,538)
Net cash used in investing activities	-	(4,538)

Financing Activities
Proceeds from issuance of common stock	1,111,069	-
Net cash provided by financing activities	1,111,069	-

Effect of exchange rate fluctuations on cash	179,015	(326,316)

Net increase (decrease) in cash	892,607	(3,001,212)

Cash at the beginning of period	131,182	3,142,650

Cash at the end of period	$1,023,789	$141,438

Supplemental information
Income taxes paid	$-	$35,191
Interest paid	$-	$11,116

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

The Company operates in three operating segments including (1) shipping agency and management services, which are operated by its subsidiary in the U.S.; (2) freight logistics services, which are operated by its subsidiary in the PRC; (3) container trucking services, which are operated by its subsidiary in the U.S.

The Company continues to focus back on shipping agency and management business for fiscal year 2021, as current trade dynamics and the COVID-19 outbreak have negatively impacted shipping carrier clients with higher their cost to move cargo into U.S. ports. The shipping agency industry in China has improved and the number of shipping agencies overall the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

 On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. There has been no capital injection nor operations of State Priests and Sea Continent, therefore no gain or loss has been recognized in the transaction. Sea Continent already has the Certificate but has no operations as of September 30, 2020.

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

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the three months ended September 30, 2020. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	September 30,	June 30,
	2020	2020
Current assets:
Cash	$5,075	$5,022
Total current assets	5,075	5,022

Deposits	1,673	1,608
Property and equipment, net	39,319	41,171
Total assets	$46,067	$47,801

Current liabilities:
Other payables and accrued liabilities	$41,534	$39,919
Total liabilities	$41,534	$39,919

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

The exchange rates as of September 30, 2020 and June 30, 2020 and for the three months ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	June 30, 2020	Three Months ended September 30,
Foreign currency	Balance Sheet	Balance Sheet	2020 Profits/Loss	2019 Profits/Loss
RMB:1USD	6.7905	7.0651	6.9217	7.0146
AUD:1USD	1.3964	1.4514	1.3992	1.4592
HKD:1USD	7.7500	7.7505	7.7506	7.8300
CAD:1USD	1.3323	1.3617	1.3325	1.3200

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of September 30, 2020 and June 30, 2020, cash balances of $69,260 and $97,836, respectively, were maintained at financial institutions in the PRC. Nil and $8,780 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of September 30, 2020 and June 30, 2020, cash balances of $940,193 and $25,739, respectively, were maintained at U.S. financial institutions, $684,272 and nil, respectively, of these balances are uninsured by the Federal Deposit Insurance Corporation as it only insured deposits up to $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2020 and June 30, 2020, cash balances of $1,944 and $2,029, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of September 30, 2020 and June 30, 2020, cash balances of $943 and $1,116, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of September 30, 2020 and June 30, 2020, amount of deposits the Company had covered by insurance amounted to $328,068 and $117,940, respectively.

(f) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $30,757 and $1,023,931 of allowance for doubtful accounts of accounts receivable for the three months ended September 30, 2020. The Company recovered $2,404 and $99,366 of accounts receivable for the three months ended September 30, 2020 and 2019, respectively.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. The Company recovered $5,106,085 of allowance for doubtful accounts for the three months ended September 30, 2020. There was no recovery for the three months ended September 30, 2019. For the three months ended September 30, 2019, $1,763 was written off against other receivables, respectively. There was no write off for the three months ended September 30, 2020.

(g) Property and Equipment, net

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2020 and 2019, an impairment of nil and $127,177 were recorded, respectively.

(h) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. For the three months ended September 30, 2020 and 2019, an impairment of nil and $200,455 were recorded, respectively.

(i) Revenue Recognition

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

As of September 30, 2020, the Company had outstanding contracts amounting to approximately $0.9 million, all of which is expected to be completed within 3 months from September 30, 2020.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended
	September 30,	September 30,
	2020	2019
Shipping and management agency services	$206,845	$500,000
Freight logistics services	929,954	1,242,142
Container trucking services	-	44,084
Total	$1,136,799	$1,786,226

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the three months ended September 30, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. There was no such transaction for the three months ended September 30, 2020.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	September 30,	September 30,
	2020	2019
PRC	$929,954	$1,242,142
U.S.	206,845	544,084
Total revenues	$1,136,799	$1,786,226

(j) Taxation

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2020 and June 30, 2020.

Income tax returns for the years prior to 2017 are no longer subject to examination by U.S. tax authorities.

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

For the three months ended September 30, 2020, 51,882 of incremental shares for the Company’s warrants were included in the computation of diluted EPS. For the three months ended September 30, 2019 there was no dilutive effect of potential shares of common stock of the Company.

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

(m) Stock-based Compensation

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three months ended September 30, 2020. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(o) Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, the Company’s working capital deficit was approximately $3.6 million and the Company had cash of approximately $1.0 million. The Company plans to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. The Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

Management believes that the Company will require a minimum of approximately $1.6 million cash over the next twelve months to operate at our current level, either from revenues or funding. Based on our current revenue and expense projection, the Company believes it will generate at least the same amount of revenue in the coming year compared to the current year as the Company and the market are both recovering from the impact of the pandemic. In addition, the Company entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 860,000 shares of series A convertible preferred stock in November 2020. The aggregate proceeds was approximately $1.4 million. If the Company’s revenue does not achieve its expected level, the Company will also be implementing cost saving measures to reduce its operating cash outflow.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company had considered supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital; On September 17, 2020, the Company entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 720,000 Shares at a per share purchase price of $1.46 for aggregate proceeds of approximately $1.05 million. The full amount of proceeds have been received. On November 2 and November 3, 2020, the Company entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 860,000 shares of series A convertible preferred stock at a per share purchase price of $1.66 for aggregate proceeds of approximately $1.43 million. The Company has received the full amount of payment in November 2020.

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s future liquidity requirements for at least twelve months from issuance of these unaudited condensed consolidated financial statements. The Company’s management has considered whether there is a going concern issue due to the Company’s continuing losses. Based upon the continuing equity financing from investors and credit guarantee support from its shareholders to provide the necessary funds to the Company to continue its operations should the need arise, the management of the Company believes that it has alleviated the going concern issue.

p) Recent Accounting Pronouncements

Pronouncements adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. The Company adopted this ASU on July 1, 2020 and the adoption has no significant impact to the Company’s unaudited condensed consolidated financial statements as a whole.

Pronouncements not yet adopted

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

 In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	September 30,	June 30,
	2020	2020
Trade accounts receivable	$3,478,558	$3,453,439
Less: allowances for doubtful accounts	(2,390,816)	(2,297,491)
Accounts receivable, net	$1,087,742	$1,155,948

Movement of allowance for doubtful accounts are as follows:

	September 30, 2020	June 30, 2020
Beginning balance	$2,297,491	$5,670,274
Provision for doubtful accounts, net of recovery	28,353	4,896,640
Less: write-off	-	(8,220,754)
Exchange rate effect	64,972	(48,669)
Ending balance	$2,390,816	$2,297,491

For the three months ended September 30, 2020 and 2019, the provision for doubtful accounts was $30,757 and $1,023,931, respectively. The Company recovered $2,404 and $99,366 of accounts receivable for the three months ended September 30, 2020 and 2019, respectively.

Note 4. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	September 30,	June 30,
	2020	2020
Advances to customers*	$10,409,480	$10,004,893
Employee business advances	7,227	51,334
Total	10,416,707	10,056,227
Less: allowances for doubtful accounts	(5,205,052)	(10,005,193)
Other receivables, net	5,211,655	51,034
Less: current portion	(6,915)	(51,034)
Total noncurrent portion	$5,204,740	$-

*	As of September 30, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. The management reassessed the collectability of such advance payments and decided to recover of approximately $5.1 million of allowance for the three months ended September 30, 2020. As of September 2020, the Company has allowances for doubtful accounts due to contract delay of approximately $5.2 million.

Movement of allowance for doubtful accounts are as follows:

	September 30, 2020	June 30, 2020
Beginning balance	$10,005,193	$-
Provision for doubtful accounts, net of recovery	(5,106,085)	10,055,203
Less: write-off	-	(1,763)
Exchange rate effect	305,944	(48,247)
Ending balance	$5,205,052	$10,005,193

For the three months ended September 30, 2020 and 2019, the recovery of provision for doubtful accounts was $5,106,085 and nil, respectively. The Company wrote off nil and $1,763 of other receivables for the three months ended September 30, 2020 and 2019, respectively.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2020	2020
Freight fees (1)	$58,906	$48,875

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from October to December 2020.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2020	2020
Prepaid income taxes	$48,924	$48,924
Other (including prepaid professional fees, rent, listing fees)	22,290	41,458
Total	$71,214	$90,382

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2020	2020
Rental and utilities deposits	$72,076	$64,663
Freight logistics deposits (1)	3,027,209	2,910,327
Total other long-term assets - deposits	$3,099,285	$2,974,990

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company.

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2020	2020
Buildings	$198,223	$190,518
Motor vehicles*	538,879	516,999
Computer equipment*	100,793	97,172
Office equipment*	45,349	43,587
Furniture and fixtures*	74,597	71,697
System software*	112,275	107,911
Leasehold improvements	818,559	786,745

Total	1,888,675	1,814,629

Less: Accumulated depreciation and amortization	(1,412,451)	(1,291,339)

Property and equipment, net	$476,224	$523,290

Depreciation and amortization expenses for the three months ended September 30, 2020 and 2019 were $67,886 and $120,520, respectively.

*	For the three months ended September 30, 2019, an impairment of $127,177 was recorded due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2020.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	September 30,	June 30,
	2020	2020
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(179,444)	(163,611)
Intangible assets, net	$10,556	$26,389

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to $15,833 and $34,057 for the three months ended September 30, 2020 and 2019, respectively.

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the three months ended September 30, 2019. No impairment was recorded for same period 2020.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	June 30,
	2020	2020
Salary and reimbursement payable	$941,061	$795,855
Professional fees payable	640,564	629,524
Credit card payable	219,657	217,940
Total	$1,801,282	$1,643,319

Note 11. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness before December 2020, there can be no assurance that the full amount of the loan will be forgiven. As of September 30, 2020, $124,570 of loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commencing on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of September 30, 2020, $155,900 of loan payable remains outstanding. Interest expense for the three months ended September 30, 2020 for this loan was $1,402.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending September 30,	Loan Amount

2021	$3,655
2022	8,772
2023	8,772
2024	8,772
2025	8,772
Thereafter	215,645
Total loan payments	$254,388

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 8.98%. As of September 30, 2020, ROU assets and lease liabilities amounted to $263,132 and $319,630 (including $213,348 from lease liabilities current portion and $106,282 from lease liabilities noncurrent portion), respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.71 years.

For the three months ended September 30, 2020 and 2019, rent expense amounted to approximately $76,000 and $80,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount

2021	$232,057
2022	111,446
Total lease payments	343,503
Less: Interest	(23,873)
Present value of lease liabilities	$319,630

Note 13. EQUITY

Stock issuance:

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares of the Company’s common stock, no par value, and warrants (the “Warrants”) to purchase 720,000 Shares at a per share purchase price of $1.46 (the “Offering”). The net proceeds to the Company from such Offering were approximately $1.05 million. The Warrants will be exercisable on March 16, 2021 at an exercise price of $1.825 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants will expire on March 16, 2026. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise the Warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of Common Stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2020:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2020	400,000	$8.75
Issued	720,000	1.83
Exercised	-	-
Expired	-	-

Warrants outstanding, as of September 30, 2020	1,120,000	$4.30

Warrants exercisable, as of September 30, 2020	1,120,000	$4.30

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	400,000	$8.75	2.95 years
2020 warrants, 720,000	720,000	$1.83	5.46 years

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

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 50,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $12.65 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense was $52,708 for the three months ended September 30, 2019.

On June 7, 2018, the Company issued 80,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal installments. The Company recorded compensation expense of $63,500 for the three months ended September 30, 2019.

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

 During the three months ended September 30, 2020 and 2019, nil and $414,708 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of June 30, 2020	17,000	$6.05

Options exercisable, as of June 30, 2020	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at September 30, 2020:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	2.33 years	$10.05	2,000	2.33 years
$5.50	15,000	0.82 years	$5.50	15,000	0.82 years
	17,000			17,000

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2020	2020
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	221,344	376,398
Accumulated deficit	(6,202,641)	(6,199,188)
	(5,623,853)	(5,465,346)
Trans Pacific Logistics Shanghai Ltd.	(611,523)	(1,077,015)
Total	$(6,235,376)	$(6,542,361)

Note 15. COMMITMENTS AND CONTINGENCIES

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of September 30, 2020 and June 30, 2020, the Company has estimated its severance payments of approximately $92,000 and $84,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

The Company’s income tax expenses for the three months ended September 30, 2020 and 2019 was nil for both period.

The Company’s deferred tax assets are comprised of the following:

	September 30, 2020	June 30, 2020
Allowance for doubtful accounts
U.S.	$1,331,000	$1,329,000
PRC	1,704,000	2,888,000

Net operating loss
U.S.	1,906,000	1,756,000
PRC	1,491,000	1,490,000
Total deferred tax assets	6,432,000	7,463,000
Valuation allowance	(6,432,000)	(7,463,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal NOL of approximately $6,456,000 as of June 30, 2020 which may reduce future federal taxable income. During the three months ended September 30, 2020, approximately $549,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $115,000, respectively. As of September 30, 2020, the Company’s cumulative NOL amounted to approximately $7,005,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2020 which may reduce future taxable income. During the three months ended September 30, 2020, approximately $3,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,000. As of September 30, 2020, the Company’s cumulative NOL amounted to approximately $5,964,000 which may reduce future taxable income, of which approximately $675,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2020. The Company provided a 100% allowance for its DTA as of September 30, 2020. The net decrease in valuation for the three months ended September 30, 2020 amounted to approximately $1,031,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2020	2020
VAT tax payable	$1,079,450	$1,037,620
Corporate income tax payable	2,265,579	2,180,727
Others	64,533	62,001
Total	$3,409,562	$3,280,348

Note 17. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2020, two customers accounted for approximately 81.3% and 18.2% of the Company’s revenues, respectively. As of September 30, 2020, two customers accounted for approximately 91.9% and 7.4% of the Company’s accounts receivable, net.

For the three months ended September 30, 2019, three customers accounted for approximately 37.5%, 30.2% and 28.0% of the Company’s revenues, respectively. As of September 30, 2019, all of these customers accounted for approximately 4.8% of the Company’s gross accounts receivable.

Major Suppliers

For the three months ended September 30, 2020, three suppliers accounted for approximately 52.6%, 26.8% and 15.7% of the total costs of revenue, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has three operating segments: (1) shipping agency and management services; (2) freight logistics services and (3) container trucking services.

The following tables present summary information by segment for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$929,954	$-	$1,136,799
Cost of revenues	$176,968	$918,258	$-	$1,095,226
Gross profit	$29,877	$11,696	$-	$41,573
Depreciation and amortization	$80,269	$3,450	$-	$83,719
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	1.3%	-%	3.7%

	For the Three Months Ended September 30, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$500,000	$1,242,142	*	$44,084	$1,786,226
Cost of revenues	$95,822	$547,684	*	$39,898	$683,404
Gross profit	$404,178	$694,458		$4,186	$1,102,822
Depreciation and amortization	$102,774	$7,702		$44,101	$154,577
Total capital expenditures	$4,538	$-		$-	$4,538
Gross margin%	80.8%	55.9%		9.5%	61.7%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended September 30, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. There was no such transaction for the three months ended September 30, 2020.

Total assets as of:

	September 30,	June 30,
	2020	2020
Shipping Agency and Management Services	$3,153,654	$2,531,074
Freight Logistic Services	8,473,180	3,176,165
Container Trucking Services	21,567	30,863
Total Assets	$11,648,401	$5,738,102

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also review unaudited condensed consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	September 30,	September 30,
	2020	2019
PRC	$929,954	$1,242,142
U.S.	206,845	544,084
Total revenues	$1,136,799	$1,786,226

Note 19. RELATED PARTY TRANSACTIONS

As of June 30, 2020 and 2019, the outstanding amounts due from a related party consist of the following:

	September 30,	June 30,
	2020	2020
Tianjin Zhiyuan Investment Group Co., Ltd.	$384,331	$484,331
Less: allowance for doubtful accounts	(38,433)	(48,433)
Total	$345,898	$435,898

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of September 30, 2020 was $384,331 and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the three months ended September 30, 2020 and 2019, the Company recovered $10,000 and $37,250, respectively, of allowance for doubtful accounts of the amount due from Zhiyuan.

As of September 30, 2020 and June 30, 2020, the Company had payable to the CEO of $10,561 and $6,279 and to the Acting CFO of $12,000 and $26,570 which were included in other payable, respectively. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On October 15, 2020, the Company received from the Nasdaq a letter (the “Nasdaq Letter”) indicating that it is not in compliance with Nasdaq Marketplace Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On its annual report for the period ended June 30, 2020, the Company reported stockholders’ equity of negative $357,900 and, as a result, does not currently satisfy Nasdaq Marketplace Rule 5550(b)(1). Nasdaq’s letter provides the Company 45 calendar days, or until November 30, 2020, to submit a plan to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from October 15, 2020 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(b)(1) or that its plan will be accepted by Nasdaq. The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholder equity requirement.

On October 23, 2020, the Company deregistered Longhe Ship Management (Hong Kong) Co., Limited (“LSM”) which is 100% own by Sino-Global Shipping (HK) Ltd. (Hong Kong). LSM has not been in operation or carried on business after June 30, 2018. The result of operations of LSM was immaterial for the three months ended September 30, 2020 and 2019.

On November 2 and November 3, 2020, the Company entered into securities purchase agreements with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company (“Common Stock”), upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants (the “Warrants”) to purchase up to 1,032,000 shares of Common Stock (the “Offering”). The purchase price for each share of Series A Preferred Stock and accompanying Warrants is $1.66. The net proceeds to the Company from this Offering will be approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the Warrants. The Warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.99 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants will expire five and a half (5.5) years from the date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise of the Warrants if the closing price of the Common Stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the Warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of Common Stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. The Company has received the full amount of payment in November 2020.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency and freight logistic services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives. In fiscal year of 2021, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop a brand-new business model.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the continually expanding of the COVID-19 pandemic in China and United States, our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Due to the recent surge of COVID-19 cases, our U.S. office remains closed since March, 2020 and our employees have been working remotely from home. Our office closure and limited activity had caused business interruption which led to a slower growth for our operations.

●	Our customers have been negatively impacted by the pandemic, which continue to reduce demand for the shipping agency and management as well as freight logistics services in fiscal year 2021. As a result, our revenue, gross profit and net income have been continually impacted in fiscal year 2021. Our revenue and gross profit for the three months ended September 30, 2020 were down by approximately $0.6 million, or 36.4%, and $1.1 million, or 96.2%, respectively.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

On April 6, 2020, we entered into a Share Purchase Agreement (the “Original SPA”) with Mr. Kelin Wu, a PRC investor (the “Seller”) and Mandarine Ocean Ltd (“Hanyang Shipping”), a shipping company registered in the Marshall Islands, pursuant to which we agreed to purchase 75% of the equity of Hanyang Shipping from the Seller for a purchase price of up to $3,750,000, payable in cash equivalent and/or our restricted shares of common stock, subject to completion of a third-party valuation of Hanyang Shipping. On June 17, 2020, we entered into an amended share purchase agreement (the “Amendment”) with the Seller to acquire 75% of the capital stock of Hanyang Shipping held by the Seller for an aggregate consideration of up to $1.5 million to be paid in cash and the our restricted shares. On September 3, 2020, we and the Seller signed a Termination Agreement to terminate the Amendment mutually. Neither party will owe the other party any termination penalty in connection with the Termination Agreement.

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

We operate in three operating segments, including (1) shipping agency and management services, operated by our subsidiary in the U.S.; (2) freight logistics services, operated by our subsidiaries in the PRC; and (3) container trucking services, operated by our subsidiaries in the U.S.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months ended September 30, 2020 and 2019

Revenues

Revenues decreased by $649,427, or approximately 36.4%, from $1,786,226 for the three months ended September 30, 2019 to $1,136,799 for the same period in 2020. The decrease was primarily due to the loss of revenue from several customer contracts for our shipping management services and freight logistics services segments and no revenue generated from our container trucking services during the period. One of our shipping management services contracts we entered into with customers starting in the first quarter of fiscal year 2020 expired during the quarter and the performance of certain freight logistics services contacts, which we acted as an agent and used net basis to account revenue, was delayed as our customers were negatively impacted by the pandemic and required additional time to execute existing contracts, and as a result, we did not generate any revenue from these contracts for the three months ended September 30, 2020. The decrease was also due to the decrease in revenues from container trucking services as our service contracts with customers had expired and there was no new business for this segment partly because of the stalled trade negotiations between the U.S. and China.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$929,954	$-	$1,136,799
Cost of revenues	$176,968	$918,258	$-	$1,095,226
Gross profit	$29,877	$11,696	$-	$41,573
Depreciation and amortization	$80,269	$3,450	$-	$83,719
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	1.3%	-%	3.7%

	For the Three Months Ended September 30, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$500,000	$1,242,142	*	$44,084	$1,786,226
Cost of revenues	$95,822	$547,684	*	$39,898	$683,404
Gross profit	$404,178	$694,458		$4,186	$1,102,822
Depreciation and amortization	$102,774	$7,702		$44,101	$154,577
Total capital expenditures	$4,538	$-		$-	$4,538
Gross margin%	80.8%	55.9%		9.5%	61.7%

*	For the three months ended September 30, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. There was no such transaction for the three months ended September 30, 2020.

	% Changes For the Three Months Ended September 30, 2020 to 2019
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	(58.6)%	(25.1)%	(100.0)%	(36.4)%
Cost of revenues	84.7%	67.7%	(100.0)%	60.3%
Gross profit	(92.6)%	(98.3)%	(100.0)%	(96.2)%
Depreciation and amortization	(21.9)%	(55.2)%	(100.0)%	(45.8)%
Total capital expenditures	(100.0)%	-%	(100.0)%	(100.0)%
Gross margin%	(66.4)%	(54.6)%	(9.5)%	(58.0)%

Disaggregated information of revenues by geographic locations are as follows:

	September 30,	September 30,
	2020	2019
PRC	$929,954	$1,242,142
U.S.	206,845	544,084
Total revenues	$1,136,799	$1,786,226

Revenues

(1) Shipping Agency and Management Services

For the three months ended September 30, 2020 and 2019, shipping agency and management services generated revenues of $206,845 and $500,000, respectively, representing an approximately 58.6% decrease in revenues. The decrease in this segment was because the shipping management services agreement we entered with Qingdao Lizhou Ship Management Co., Ltd. starting in the first quarter of fiscal year 2020 expired on June 30, 2020 and was not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic. The decrease was partially offset by the increase in revenue from shipping agency services as we entered into a general shipping agency service agreement with Mandarine Bulk as the sole general shipping agency in the fourth quarter of fiscal year of 2020. Our integrated services included arranging and coordinating ship maintenance and inspection, repairs, and other services. With Sea Continent, our 80% owned joint venture, we expect to perform more services such as ship insurance, crew recruitment, training and supply and ship spare parts sales. Due to the current situation of COVID-19, any plans on the operation of Sea Continent have been postponed. Our gross margin decreased to approximately 14.4% for the three months ended September 30, 2020 from approximately 80.8% for the same period in 2019. The decrease was mainly because of the increase in the cost of revenue for shipping agency segment which included service fees from subcontractors representing a much higher costs for the quarter ended September 30, 2020 than that in the same period of 2019 in which we provided shipping management service utilizing our operational staffs.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended September 30, 2020, revenues decreased by $312,188 or approximately 25.1%. The decrease was primarily due to the fact that performance of certain freight logistic contracts we entered into with customers starting in the first quarter of fiscal year 2020 was delayed as our customers were negatively impacted by the pandemic and required additional time to execute existing contracts and as a result, we did not generate any revenue from these contracts for the three months ended September 30, 2020. For those contracts, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer. For the three months ended September 30, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. However, as we only acted as an agent, our revenues on these contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the three months ended September 30, 2020, we acted as principal and controlled the freight logistics services.

Our gross profit margin decreased by approximately 54.6% from approximately 55.9% for the three months ended September 30, 2019 to approximately 1.3% for the same period in 2020. The decrease in gross margin was due to the following factors: 1) we control the freight logistics services provided which usually have a lower margins than those aforementioned freight logistic contracts where we acted as agents; 2) the cost of revenues for our PRC domestic and export services were higher for the three months ended September 30, 2020 than the same period in 2019 because of the uncertainty of the freight logistics export market and the fact that our freight carriers have been negatively impacted by the COVID-19 pandemic in other countries.

(3) Revenues from Container Trucking Services

For the three months ended September 30, 2020 and 2019, revenues generated from container trucking services were nil and $44,084, respectively. Overall revenues from this segment decreased by $44,084 or 100.0%. The decrease in revenues from this segment was primarily due to expiration of container trucking services contracts with our customers as the pending trade negotiations between the U.S. and China. The related gross profit decreased by $4,186 from $4,186 gross profit for the year ended June 30, 2019 to nil for the same period in 2020. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S.-China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses decreased by $6,756,448 or approximately 191.1%, from an expenses of $3,536,306 for the three months ended September 30, 2019 to an income of $3,220,142 for the three months ended September 30, 2020. This decrease was mainly due to the decrease in provision for doubtful accounts as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	1,136,799	100.0%	1,786,226	100.0%	(649,427)	(36.4)%
Cost of revenues	1,095,226	96.3%	683,404	38.3%	411,822	60.3%
Gross margin	3.7%	N/A	61.7%	N/A	(58.1)%	N/A
Selling expenses	68,930	6.1%	130,029	7.3%	(61,099)	(47.0)%
General and administrative expenses	703,434	61.9%	1,091,455	61.1%	(388,021)	(35.6)%
Impairment loss of fixed assets and intangible asset	-	-	327,632	18.3%	(327,632)	(100.0)%
Provision for doubtful accounts, net of recovery	(5,087,732)	(447.5)%	889,078	49.8%	(5,976,810)	(672.2)%
Stock-based compensation	-	-	414,708	23.2%	(414,708)	(100.0)%
Total costs and expenses (income)	(3,220,142)	(283.2)%	3,536,306	198.0%	(6,756,448)	(191.1)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $1,095,226 for the three months ended September 30, 2020, an increase of $411,822, or approximately 60.3%, as compared to $683,404 for the same period in 2019. The overall cost of revenues as a percentage of our revenues increased from approximately 38.3% for the three months ended September 30, 2019, to approximately 96.3% for the same period in 2020. The increase of costs was mainly due to the fact that the costs of our PRC domestic and export services to our freight carriers were higher for the three months ended September 30, 2020 compared to the same period in 2019 as our freight carriers have been negatively impacted by the COVID-19 pandemic so the unit price our freight carriers charged us for domestic logistics services was increased. In addition, for certain export contracts that were delayed by the pandemic in fiscal year 2020, the Company incurred higher costs to reschedule and fulfil those orders in the first quarter of 2021. Starting in the fourth quarter of fiscal year of 2020, we began to provide shipping agency service agreement for Mandarine Bulk as the sole general shipping agency. The increase of costs was also because we just started shipping agency service, and the costs for shipping agency which included service fees from subcontractors were higher in 2020 than that in 2019 in which we provided shipping management service utilizing our operational staffs.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended September 30, 2020, 2020, we had $68,930 of selling expenses, as compared to $130,029 for the same period in 2019, which represents a decrease of $61,099 or approximately 47.0%. The decrease was mainly due to approximately $61,000 decrease in salaries and travel expenses as we have less employees and limited activities for our selling team under COVID-19 comparing to the same period of 2019.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended September 30, 2020, we had $703,434 of general and administrative expenses, as compared to $1,091,455 for the same period in 2019, representing a decrease of $388,021, or approximately 35.6%. The decrease was mainly due to the decrease in IT expenses of approximately $108,000, the decrease in depreciation expense of approximately $74,000 as some of our fixed assets have been fully depreciated and the decrease in salaries and travel expenses of approximately $206,000 due to we have less employees and limited activity under COVID-19 comparing to the same period of 2019.

Impairment loss of fixed assets and intangible asset

For the three months ended September 30, 2019, we recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the freight logistics services, inland transportation management services and container trucking services segments. There was no such transaction for three months ended September 30, 2020.

Provision for Doubtful Accounts, net of recovery

We made $30,757 provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,404, other receivable of $5,106,085 and other receivable - related party of $10,000 for the three months ended September 30, 2020 compared to $1,025,694 provision for doubtful accounts and offset by the recoveries of accounts receivable of $99,366 and other receivable - related party of $37,250 for the same period in 2019, an decrease of $5,976,810, or approximately 672.2%. This decrease of provision for doubtful accounts was mainly because we recovered of approximately $5.1 million of allowance based on the management’s reassessment of collectability.

Stock-based Compensation

Stock-based compensation was nil for the three months ended September 30, 2020, a decrease of $414,708 or 100.0%, as compared to $414,708 for the same period in 2019. Stock-based compensation decreased significantly from the three months ended September 30, 2019 to the same period in 2020 due to no stock award was granted as a result of the decline in revenue.

Operating income (loss)

We had an operating income of $4,356,941 for the three months ended September 30, 2020, compared to an operating loss of $1,750,080 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded no income tax expense for both three months ended September 30, 2020 and 2019.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the three months ended September 30, 2020, approximately $549,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $115,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $675,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the three months ended September 30, 2020, approximately $3,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of September 30, 2020. The net decrease in valuation for the three months ended September 30, 2020 amounted to approximately $1,031,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net income (loss)

As a result of the foregoing, we had net income of $4,357,629 for the three months ended September 30, 2020, compared to net loss of $1,748,624 for the same period in 2019. After the deduction of non-controlling interest, net income attributable to the Company was $3,861,686 for the three months ended September 30, 2020, compared to net loss attributable to the Company of $1,627,353 for the same period in 2019. Comprehensive income attributable to the Company was $4,141,726 for the three months ended September 30, 2020, compared to comprehensive loss attributable to the Company of $2,273,564 for the same period in 2019.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2020, we had $1,023,789 in cash (cash on hand and cash in bank). We held approximately 93.2% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 6.8% of our cash in banks located in the PRC.

As of September 30, 2020, we had the following loans outstanding:

Loans	Maturities	Interest rate	September 30, 2020
Small business administration loan	May 2050	3.75%	$155,900
Paycheck protection program loan	-	-	$124,570

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(397,477)	$(2,670,358)
Net cash used in investing activities	$-	$(4,538)
Net cash provided by financing activities	$1,111,069	$-
Effect of exchange rate fluctuations on cash	$179,015	$(326,316)
Net increase (decrease) in cash	$892,607	$(3,001,212)
Cash at the beginning of period	$131,182	$3,142,650
Cash at the end of period	$1,023,789	$141,438

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2020	2020	Variation	%

Total Current Assets	$2,594,464	$1,913,319	$681,145	35.6%
Total Current Liabilities	$6,187,994	$5,808,865	$379,129	6.5%
Working Deficit	$(3,593,530)	$(3,895,546)	$302,016	(7.8)%
Current Ratio	0.42	0.33	0.09	27.3%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, our working capital deficit was approximately $3.6 million and we had cash of approximately $1.0 million. We plan to fund continuing operations through identifying new prospective joint venture partners and strategic alliance opportunities for new revenue sources, and by reducing costs to improve profitability and replenish working capital. We believe our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We believe that we will require a minimum of approximately $1.6 million cash over the next twelve months to operate at our current level, either from revenues or funding. Based on our current revenue and expense projection, we believe we will generate at least the same amount of revenue in the coming year compared to the current year as we and the market are both recovering from the impact of the pandemic. In addition, we entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 860,000 shares of series A convertible preferred stock in November 2020. The aggregate proceeds was approximately $1.4 million. If our revenue does not achieve our expected level, we will also be implementing cost saving measures to reduce its operating cash outflow.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support our working capital. On September 17, 2020, we entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 720,000 Shares at a per share purchase price of $1.46 for aggregate proceeds of approximately $1.05 million. The full amount of proceeds have been received. On November 2 and November 3, 2020, we entered into certain securities purchase agreement with certain non-U.S. Persons to purchase 860,000 shares of series A convertible preferred stock at a per share purchase price of $1.66 for aggregate proceeds of approximately $1.43 million. The Company has received the full amount of payment in November 2020.

●	other available sources of financing from small business administration, PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

Based on the above considerations, we are of the opinion that we has sufficient funds to meet our future liquidity requirements for at least twelve months from the date of this report. We have considered whether there is a going concern issue due to our continuing losses. Based upon the continuing equity financing from investors and credit guarantee support from its shareholders to provide the necessary funds to us to continue its operations should the need arise, we believe that it has alleviated the going concern issue.

Operating Activities

Our net cash used in operating activities was approximately $0.4 million for the three months ended September 30, 2020. The operating cash outflow for the three months ended September 30, 2020 was primarily attributable to our net income of $4.4 million, adjusted by non-cash items of approximately $5.1 million of recovery of provision of doubtful accounts and approximately $0.1 million of depreciation and amortization expenses of fixed assets and intangible asset. We had an increase in other receivables of approximately $0.1 million offset by an increase of approximately $0.2 million in accrued expenses and other current liabilities as we have more salary and reimbursement payable, and a decrease approximately $0.1 million of due from related parties as a result of collections made during the year.

Our net cash used in operating activities was approximately $2.7 million for the three months ended September 30, 2019. The operating cash outflow for the three months ended September 30, 2019 was primarily attributable to our net loss of approximately $1.7 million, of which approximately $0.4 million of stock compensation expense, approximately $0.3 million of impairment loss of fixed assets and intangible asset and approximately $0.9 million for provision of doubtful accounts were non-cash expenses. We had an increase in other receivables of approximately $5.4 million as we prepaid certain costs of commodities on behalf of our customers, offset by a decrease of approximately $2.2 million in accounts receivable as a result of collections made during the three months.

Investing Activities

We did not have any investing activities for the three months ended September 30, 2020.

Net cash used in investing activities was $4,538 for the three months ended September 30, 2019, mainly for the purchase of computer equipment.

Financing Activities

Net cash provided by financing activities was approximately $1.1 million for the three months ended September 30, 2020 due to cash proceeds received from issuance of common stock to a private investor for approximately $1.1 million.

We did not have any financing activities for the three months ended September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. We adopted this ASU on July 1, 2020 and the adoption has no significant impact to our unaudited condensed consolidated financial statements as a whole.

There have been no other material changes during the three months ended September 30, 2020 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended June 30, 2020. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

As of September 30, 2020, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●	Lack of resources with technical competency to review and record non-routine or complex transactions; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting   (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020)

4.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2020)

4.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 4, 2020)

10.1	Offer Letter between Sino-Global Shipping America, Ltd. and Xiaohuan Huang (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2020)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 13, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

November 13, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)