Form 10-Q/A
period 2020-09-30
Sino-Global Shipping America, Ltd.
filed 2020-11-16
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Sino-Global Shipping America, Ltd. is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend in its entirety our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2020 (the “Original Report”), to restate our unaudited condensed consolidated financial statements for the period ended September 30, 2020. Unless the context otherwise requires, references in this Amended Report to the “Company,” “we,” “our,” or similar terms refer to Sino-Global Shipping America, Ltd. and its subsidiaries.

Subsequent to our Original Report, the Company determined, in consultation with its independent auditors, that the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended September 30, 2020 (the “Interim Financial Statements”) should be restated to correct an error in accounting estimate related to the allowance of Other Receivables and therefore the Interim Financial Statements included in the Original Report should no longer be relied upon. Specifically, the errors contained in the Interim Financial Statements in the Original Report included an inaccurate assumption relating to the collectability of approximately $5.2 million of Other Receivables.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “Restated.”

In accordance with applicable SEC rules, this Amended Report also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), dated as of the date of filing this Amended Report.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

●	Part I – Item 1. Financial Information
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 6. Exhibits and Signatures

This Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

i

SINO-GLOBAL SHIPPING AMERICA, LTD.

FORM 10-Q/A

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2020	2020
	(Restated)
Assets
Current assets
Cash	$1,023,789	$131,182
Accounts receivable, net	1,087,742	1,155,948
Other receivables, net	6,915	51,034
Advances to suppliers - third parties	58,906	48,875
Prepaid expenses and other current assets	71,214	90,382
Due from related party, net	345,898	435,898
Total Current Assets	2,594,464	1,913,319

Property and equipment, net	476,224	523,290
Right-of-use assets	263,132	300,114
Intangible assets, net	10,556	26,389
Other long-term assets - deposits	3,099,285	2,974,990
Total Assets	$6,443,661	$5,738,102

Liabilities and Equity

Current Liabilities
Deferred revenue	$68,912	$67,083
Accounts payable	566,665	487,692
Lease liabilities - current	213,348	204,391
Taxes payable	3,409,562	3,280,348
Accrued expenses and other current liabilities	1,801,282	1,643,319
Loan payable - current	128,225	126,032
Total current liabilities	6,187,994	5,808,865

Lease liabilities - noncurrent	106,282	132,699
Loan payable - noncurrent	152,245	154,438

Total liabilities	6,446,521	6,096,002

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, none issued	-	-
Common stock, 50,000,000 shares authorized, no par value; 4,438,788 and 3,718,788 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively*	29,466,192	28,414,992
Additional paid-in capital	2,334,962	2,334,962
Subscription receivable	-	(59,869)
Accumulated deficit	(24,155,385)	(23,421,594)
Accumulated other comprehensive loss	(892,779)	(1,084,030)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	6,752,990	6,184,461

Non-controlling Interest	(6,755,850)	(6,542,361)

Total Deficiency	(2,860)	(357,900)

Total Liabilities and Equity (Deficiency)	$6,443,661	$5,738,102

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
	(Restated)
Net revenues	$1,136,799	$1,786,226
Cost of revenues	(1,095,226)	(683,404)
Gross profit	41,573	1,102,822

Selling expenses	(68,930)	(130,029)
General and administrative expenses	(703,434)	(1,091,455)
Impairment loss of fixed assets and intangible asset	-	(327,632)
Provision for doubtful accounts, net of recovery	(18,353)	(889,078)
Stock-based compensation	-	(414,708)
Total operating expenses	(790,717)	(2,852,902)

Operating loss	(749,144)	(1,750,080)

Other income, net	688	1,456

Net loss before provision for income taxes	(748,456)	(1,748,624)

Income tax expense	-	-

Net loss	(748,456)	(1,748,624)

Net loss attributable to non-controlling interest	(14,665)	(121,271)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(733,791)	$(1,627,353)

Comprehensive loss
Net loss	$(748,456)	$(1,748,624)
Other comprehensive loss - foreign currency	(7,573)	(503,667)
Comprehensive loss	(756,029)	(2,252,291)
Less: Comprehensive (loss) income attributable to non-controlling interest	(213,489)	21,273
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(542,540)	$(2,273,564)

Loss per share
Basic and diluted*	$(0.19)	$(0.50)

Weighted average number of common shares used in computation
Basic and diluted*	3,828,354	3,245,083

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares*	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	2,654,206	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	86,000	63,000	-	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	10,000	524,300	(324,000)	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net income (loss)	-	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	$-	2,750,206	$27,111,130	$1,923,115	(35,099)	$(417,538)	$-	$(8,596,053)	$(1,317,317)	$(5,152,349)	$13,550,988

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive income	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	deficit	(loss)	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	-	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	-	-	191,251	(198,824)	(7,573)
Net loss	-	-	-	-	-	-	-	-	(733,791)	-	(14,665)	(748,456)
BALANCE, September 30, 2020 (Restated)	-	$-	4,438,788	$29,466,192	$2,334,962	-	$-	$-	$(24,155,385)	$(892,779)	$(6,755,850)	$(2,860)

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
	(Restated)
Operating Activities
Net loss	$(748,456)	$(1,748,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	414,708
Depreciation and amortization	83,719	154,577
Non-cash lease expense	37,918	40,426
Provision for doubtful accounts, net of recovery	18,353	889,078
Impairment loss of fixed assets and intangible asset	-	327,632
Changes in assets and liabilities
Notes receivable	-	386,233
Accounts receivable	13,664	2,159,346
Other receivables	(114,571)	(5,389,083)
Advances to suppliers - third parties	(8,678)	67,902
Prepaid expenses and other current assets	19,171	81,209
Other long-term assets - deposits	(52,243)	90,016
Due from related parties	100,000	372,500
Deferred revenue	758	(1,525)
Accounts payable	67,788	141,114
Taxes payable	51,265	(443,828)
Lease liabilities	(18,855)	(39,201)
Accrued expenses and other current liabilities	152,690	(172,838)
Net cash used in operating activities	(397,477)	(2,670,358)

Investing Activities
Acquisition of property and equipment	-	(4,538)
Net cash used in investing activities	-	(4,538)

Financing Activities
Proceeds from issuance of common stock	1,111,069	-
Net cash provided by financing activities	1,111,069	-

Effect of exchange rate fluctuations on cash	179,015	(326,316)

Net increase (decrease) in cash	892,607	(3,001,212)

Cash at the beginning of period	131,182	3,142,650

Cash at the end of period	$1,023,789	$141,438

Supplemental information
Income taxes paid	$-	$35,191
Interest paid	$-	$11,116

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Restatements

This financial statements contain restatements to correct an error in accounting estimate of allowance for other receivable.

The impact of these restatements on the financial statements is reflected in the following table:

	As of September 30, 2020
Consolidated Balance Sheets:	Original	Restatement	Restated
Other receivables, net - non current	5,204,740	(5,204,740)	-
Total Assets	11,648,401	(5,204,740)	6,443,661
Accumulated deficit	(19,559,908)	(4,595,477)	(24,155,385)
Accumulated other comprehensive loss	(803,990)	(88,789)	(892,779)
Non-controlling Interest	(6,235,376)	(520,474)	(6,755,850)
Total Equity (Deficiency)	5,201,880	(5,204,740)	(2,860)

	For the Three Months Ended September 30, 2020
Consolidated Statements of Operations:	Original	Restatement	Restated
Provision for doubtful accounts, net of recovery	5,087,732	(5,106,085)	(18,353)
Total operating income (expenses)	4,315,368	(5,106,085)	(790,717)
Operating income (loss)	4,356,941	(5,106,085)	(749,144)
Net income (loss)	4,357,629	(5,106,085)	(748,456)
Net income (loss) attributable to non-controlling interest	495,943	(510,608)	(14,665)
Net income (loss) attributable to Sino-Global Shipping America, Ltd.	3,861,686	(4,595,477)	(733,791)

(b) Basis of Presentation

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

(f) Cash

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

For the three months ended September 30, 2020 and 2019 there was no dilutive effect of potential shares of common stock of the Company.

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

(q) Recent Accounting Pronouncements

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

Note 4. OTHER RECEIVABLES, NET (RESTATED)

The Company’s other receivables are as follows:

	September 30,	June 30,
	2020	2020
Advances to customers*	$10,409,480	$10,004,893
Employee business advances	7,227	51,334
Total	10,416,707	10,056,227
Less: allowances for doubtful accounts	(10,409,792)	(10,005,193)
Other receivables, net	$6,915	$51,034

*	As of September 30 and June 30, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company had provided an allowance due to contract delay and recorded allowances of approximately $10.0 million.

Movement of allowance for doubtful accounts are as follows:

	September 30, 2020	June 30, 2020
Beginning balance	$10,005,193	$-
Provision for doubtful accounts, net of recovery	-	10,055,203
Less: write-off	-	(1,763)
Exchange rate effect	404,599	(48,247)
Ending balance	$10,409,792	$10,005,193

The Company wrote off nil and $1,763 of other receivables for the three months ended September 30, 2020 and 2019, respectively.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2020	2020
Freight fees (1)	$58,906	$48,875

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from October to December 2020.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2020	2020
Prepaid income taxes	$48,924	$48,924
Other (including prepaid professional fees, rent, listing fees)	22,290	41,458
Total	$71,214	$90,382

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2020	2020
Rental and utilities deposits	$72,076	$64,663
Freight logistics deposits (1)	3,027,209	2,910,327
Total other long-term assets - deposits	$3,099,285	$2,974,990

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $2.8 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company.

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2020	2020
Buildings	$198,223	$190,518
Motor vehicles*	538,879	516,999
Computer equipment*	100,793	97,172
Office equipment*	45,349	43,587
Furniture and fixtures*	74,597	71,697
System software*	112,275	107,911
Leasehold improvements	818,559	786,745

Total	1,888,675	1,814,629

Less: Accumulated depreciation and amortization	(1,412,451)	(1,291,339)

Property and equipment, net	$476,224	$523,290

Depreciation and amortization expenses for the three months ended September 30, 2020 and 2019 were $67,886 and $120,520, respectively.

*	For the three months ended September 30, 2019, an impairment of $127,177 was recorded due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2020.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	September 30,	June 30,
	2020	2020
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(179,444)	(163,611)
Intangible assets, net	$10,556	$26,389

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

 During the three months ended September 30, 2020 and 2019, nil and $414,708 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2019	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of June 30, 2020	17,000	$6.05

Options exercisable, as of June 30, 2020	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at September 30, 2020:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	2.33 years	$10.05	2,000	2.33 years
$5.50	15,000	0.82 years	$5.50	15,000	0.82 years
	17,000			17,000

Note 14. NON-CONTROLLING INTEREST (RESTATED)

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2020	2020
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	221,344	376,398
Accumulated deficit	(6,202,641)	(6,199,188)
	(5,623,853)	(5,465,346)
Trans Pacific Logistics Shanghai Ltd.	(1,131,997)	(1,077,015)
Total	$(6,755,850)	$(6,542,361)

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

Note 16. INCOME TAXES (RESTATED)

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

The Company’s income tax expenses for the three months ended September 30, 2020 and 2019 was nil for both period.

The Company’s deferred tax assets are comprised of the following:

	September 30, 2020	June 30, 2020
Allowance for doubtful accounts
U.S.	$1,331,000	$1,329,000
PRC	3,005,000	2,888,000

Net operating loss
U.S.	1,906,000	1,756,000
PRC	1,491,000	1,490,000
Total deferred tax assets	7,733,000	7,463,000
Valuation allowance	(7,733,000)	(7,463,000)
Deferred tax assets, net - long-term	$-	$-

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2020. The Company provided a 100% allowance for its DTA as of September 30, 2020. The net increase in valuation for the three months ended September 30, 2020 amounted to approximately $270,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

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

Note 18. SEGMENT REPORTING (RESTATED)

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

The following tables present summary information by segment for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$929,954	$-	$1,136,799
Cost of revenues	$176,968	$918,258	$-	$1,095,226
Gross profit	$29,877	$11,696	$-	$41,573
Depreciation and amortization	$80,269	$3,450	$-	$83,719
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	1.3%	-%	3.7%

	For the Three Months Ended September 30, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$500,000	$1,242,142	*	$44,084	$1,786,226
Cost of revenues	$95,822	$547,684	*	$39,898	$683,404
Gross profit	$404,178	$694,458		$4,186	$1,102,822
Depreciation and amortization	$102,774	$7,702		$44,101	$154,577
Total capital expenditures	$4,538	$-		$-	$4,538
Gross margin%	80.8%	55.9%		9.5%	61.7%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended September 30, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $9.1 million and $8.5 million, respectively. There was no such transaction for the three months ended September 30, 2020.

Total assets as of:

	September 30,	June 30,
	2020	2020
Shipping Agency and Management Services	$3,153,654	$2,531,074
Freight Logistic Services	3,268,441	3,176,165
Container Trucking Services	21,567	30,863
Total Assets	$6,443,661	$5,738,102

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

Operating Costs and Expenses

Operating costs and expenses decreased by $1,650,363 or approximately 46.7%, from $3,536,306 for the three months ended September 30, 2019 to $1,885,943 for the three months ended September 30, 2020. This decrease was mainly due to the decrease in general and administrative expenses, impairment loss of fixed assets and intangible asset, provision for doubtful accounts and stock-based compensation as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	1,136,799	100.0%	1,786,226	100.0%	(649,427)	(36.4)%
Cost of revenues	1,095,226	96.3%	683,404	38.3%	411,822	60.3%
Gross margin	3.7%	N/A	61.7%	N/A	(58.1)%	N/A
Selling expenses	68,930	6.1%	130,029	7.3%	(61,099)	(47.0)%
General and administrative expenses	703,434	61.9%	1,091,455	61.1%	(388,021)	(35.6)%
Impairment loss of fixed assets and intangible asset	-	-	327,632	18.3%	(327,632)	(100.0)%
Provision for doubtful accounts, net of recovery	18,353	1.6%	889,078	49.8%	(870,725)	(97.9)%
Stock-based compensation	-	-	414,708	23.2%	(414,708)	(100.0)%
Total costs and expenses	1,885,943	165.9%	3,536,306	198.0%	(1,650,363)	(46.7)%

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

Provision for Doubtful Accounts, net of recovery

We made $30,757 provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,404 and other receivable - related party of $10,000 for the three months ended September 30, 2020 compared to $1,025,694 provision for doubtful accounts and offset by the recoveries of accounts receivable of $99,366 and other receivable - related party of $37,250 for the same period in 2019, an decrease of $870,725, or approximately 97.9%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account receivables.

Stock-based Compensation

Stock-based compensation was nil for the three months ended September 30, 2020, a decrease of $414,708 or 100.0%, as compared to $414,708 for the same period in 2019. Stock-based compensation decreased significantly from the three months ended September 30, 2019 to the same period in 2020 due to no stock award was granted as a result of the decline in revenue.

Operating loss

We had an operating loss of $749,144 for the three months ended September 30, 2020, compared to $1,750,080 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

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

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of September 30, 2020. The net increase in valuation for the three months ended September 30, 2020 amounted to approximately $270,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $748,456 for the three months ended September 30, 2020, compared to $1,748,624 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to the Company was $733,791 for the three months ended September 30, 2020, compared to $1,627,353 for the same period in 2019. Comprehensive loss attributable to the Company was $542,540 for the three months ended September 30, 2020, compared to $2,273,564 for the same period in 2019.

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

Operating Activities

Our net cash used in operating activities was approximately $0.4 million for the three months ended September 30, 2020. The operating cash outflow for the three months ended September 30, 2020 was primarily attributable to our net loss of $0.7 million, adjusted by non-cash items of approximately $0.1 million of depreciation and amortization expenses of fixed assets and intangible asset. We had an increase in other receivables of approximately $0.1 million offset by an increase of approximately $0.2 million in accrued expenses and other current liabilities as we have more salary and reimbursement payable, and a decrease approximately $0.1 million of due from related parties as a result of collections made during the year.

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

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 16, 2020	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

November 16, 2020	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)