Form 10-Q
period 2020-12-31
Sino-Global Shipping America, Ltd.
filed 2021-02-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2020

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

As of February 11, 2021, the Company had 13,309,244 shares of common stock issued and outstanding.

SINO-GLOBAL SHIPPING AMERICA, LTD .

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look”, “may”, “will”, “should”, “might”, “believe”, “plan”, “expect”, “anticipate”, “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our services;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in the People’s Republic of China (“PRC”);

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors, which may result in cancellations or reductions in the need for our services;

●	Economic conditions which would reduce demand for services provided by us and could adversely affect profitability;

●	The effect of terrorist acts, or the threat thereof, on the demand for the shipping and logistic industry which could, adversely affect our operations and financial performance;

●	The acceptance in the marketplace of our new lines of business;

●	Foreign currency exchange rate fluctuations;

●	Hurricanes, outbreak of contagious diseases or other natural disasters; and

●	Our ability to attract, retain and motivate skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update this forward-looking information unless required by applicable law or regulations.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2020	2020
Assets
Current assets
Cash	$4,473,000	$131,182
Accounts receivable, net	1,262,138	1,155,948
Other receivables, net	583,916	51,034
Advances to suppliers - third parties	80,804	48,875
Prepaid expenses and other current assets	63,125	90,382
Due from related party, net	345,898	435,898
Total Current Assets	6,808,881	1,913,319

Property and equipment, net	424,326	523,290
Right-of-use assets	224,950	300,114
Intangible assets, net	-	26,389
Other long-term assets - deposits	3,204,323	2,974,990
Total Assets	$10,662,480	$5,738,102

Liabilities and Equity

Current Liabilities
Deferred revenue	$470,996	$67,083
Accounts payable	564,495	487,692
Lease liabilities - current	166,572	204,391
Taxes payable	3,561,551	3,280,348
Accrued expenses and other current liabilities	855,188	1,643,319
Loan payable - current	132,468	126,032
Total current liabilities	5,751,270	5,808,865

Lease liabilities - noncurrent	78,660	132,699
Loan payable - noncurrent	148,002	154,438

Total liabilities	5,977,932	6,096,002

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, 860,000 and nil shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	1,427,600	-
Common stock, 50,000,000 shares authorized, no par value; 5,998,788 and 3,718,788 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively*	33,788,522	28,414,992
Additional paid-in capital	2,334,962	2,334,962
Subscription receivable	-	(59,869)
Accumulated deficit	(25,258,304)	(23,421,594)
Accumulated other comprehensive loss	(656,914)	(1,084,030)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	11,635,866	6,184,461

Non-controlling Interest	(6,951,318)	(6,542,361)

Total Equity (Deficiency)	4,684,548	(357,900)

Total Liabilities and Equity (Deficiency)	$10,662,480	$5,738,102

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues	1,884,440	2,021,124	$3,021,239	$3,807,350
Cost of revenues	(1,688,464)	(755,645)	(2,783,690)	(1,439,049)
Gross profit	195,976	1,265,479	237,549	2,368,301

Selling expenses	(73,462)	(126,125)	(142,392)	(256,154)
General and administrative expenses	(1,314,235)	(702,064)	(2,017,669)	(1,793,519)
Impairment loss of fixed assets and intangible asset	-	-	-	(327,632)
Provision for doubtful accounts, net of recovery	15,891	(278,676)	(2,462)	(1,167,754)
Stock-based compensation	-	(491,609)	-	(906,317)
Total operating expenses	(1,371,806)	(1,598,474)	(2,162,523)	(4,451,376)

Operating loss	(1,175,830)	(332,995)	(1,924,974)	(2,083,075)

Other income (loss), net	85,720	(15,613)	86,408	(14,157)

Net loss before provision for income taxes	(1,090,110)	(348,608)	(1,838,566)	(2,097,232)

Income tax expense	(3,450)	(14,747)	(3,450)	(14,747)

Net loss	(1,093,560)	(363,355)	(1,842,016)	(2,111,979)

Net income (loss) attributable to non-controlling interest	9,359	43,978	(5,306)	(77,293)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(1,102,919)	$(407,333)	$(1,836,710)	$(2,034,686)

Comprehensive loss
Net loss	$(1,093,560)	$(363,355)	$(1,842,016)	$(2,111,979)
Other comprehensive income (loss) - foreign currency	31,038	256,206	23,465	(247,461)
Comprehensive loss	(1,062,522)	(107,149)	(1,818,551)	(2,359,440)
Less: Comprehensive loss attributable to non-controlling interest	(195,468)	(49,831)	(408,957)	(28,558)
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(867,054)	$(57,318)	$(1,409,594)	$(2,330,882)

Loss per share
Basic and diluted*	$(0.23)	$(0.12)	$(0.42)	$(0.62)

Weighted average number of common shares used in computation
Basic and diluted*	4,828,788	3,363,802	4,328,571	3,289,674

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED )

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares*	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	3,210,907	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	18,000	63,000	-	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	48,000	200,300	-	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net loss	-	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	-	3,276,907	26,787,130	2,247,115	(35,099)	(417,538)	-	(8,596,053)	(1,317,317)	(5,152,349)	13,550,988
Stock based compensation to employees	-	-	46,000	156,400	-	-	-	-	-	-	-	156,400
Stock based compensation to consultants	-	-	70,000	282,500	-	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	-	52,708
Issuance of common stock to private investor	-	-	100,100	500,500	-	-	-	-	-	-	-	500,500
Cancellation of treasury stock	-	-	(35,099)	(417,538)	-	35,099	417,538	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	350,015	(93,809)	256,206
Net loss	-	-	-	-	-	-	-	-	(407,333)	-	43,978	(363,355)
BALANCE, December 31, 2019	-	$-	3,457,908	$27,308,992	$2,299,823	-	$-	$-	$(9,003,386)	$(967,302)	$(5,202,180)	$14,435,947

	Preferred Stock		Common Stock		Additional paid-in	Treasury Stock		Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	-	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	-	-	191,251	(198,824)	(7,573)
Net loss	-	-	-	-	-	-	-	-	(733,791)	-	(14,665)	(748,456)
BALANCE, September 30, 2020	-	-	4,438,788	29,466,192	2,334,962	-	-	-	(24,155,385)	(892,779)	(6,755,850)	(2,860)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	1,560,000	4,322,330	-	-	-	-	-	-	-	4,322,330
Foreign currency translation	-	-	-	-	-	-	-	-	-	235,865	(204,827)	31,038
Net loss	-	-	-	-	-	-	-	-	(1,102,919)	-	9,359	(1,093,560)
BALANCE, December 31, 2020	860,000	$1,427,600	5,998,788	$33,788,522	$2,334,962	-	$-	$-	$(25,258,304)	$(656,914)	$(6,951,318)	$4,684,548

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2020	2019
Operating Activities
Net income (loss)	$(1,842,016)	$(2,111,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	906,317
Depreciation and amortization	165,128	237,011
Non-cash lease expense	76,716	78,405
Provision for doubtful accounts, net of recovery	2,462	1,167,754
Impairment loss of fixed assets and intangible asset	-	327,632
Changes in assets and liabilities
Notes receivable	-	386,233
Accounts receivable	(190,033)	1,629,174
Other receivables	(881,628)	(5,855,492)
Advances to suppliers - third parties	(28,770)	(66,691)
Prepaid expenses and other current assets	27,277	160,497
Other long-term assets - deposits	(100,746)	96,281
Due from related parties	86,000	413,408
Deferred revenue	401,966	-
Advances from customers	-	5,580
Accounts payable	57,265	(63,131)
Taxes payable	140,633	(76,110)
Lease liabilities	(93,459)	(77,118)
Accrued expenses and other current liabilities	(788,780)	(233,414)
Net cash used in operating activities	(2,967,985)	(3,075,643)

Investing Activities
Acquisition of property and equipment	-	(7,020)
Net cash used in investing activities	-	(7,020)

Financing Activities
Proceeds from issuance of preferred stock	1,427,600	-
Proceeds from issuance of common stock	5,433,399	500,500
Net cash provided by financing activities	6,860,999	500,500

Effect of exchange rate fluctuations on cash	448,804	(440,820)

Net increase (decrease) in cash	4,341,818	(3,022,983)

Cash at the beginning of period	131,182	3,142,650

Cash at the end of period	$4,473,000	$119,667

Supplemental information
Income taxes paid	$-	$38,498

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$-	$218,678
Initial recognition of right-of-use assets and lease liabilities	$-	$462,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the People’s Republic of China (the “PRC” or “China”) (including Hong Kong) and the U.S. where a majority of the Company’s clients are located.

The Company operates in three operating segments including (1) shipping agency and management services, which are operated by its subsidiary in the U.S.; (2) freight logistics services, which are operated by its subsidiary in the PRC; (3) container trucking services, which are operated by its subsidiary in the U.S.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the six months ended December 31, 2020. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

On December 14, 2020, the Company incorporated a new entity named “Blumargo IT Solution Ltd.” with 80% ownership in partner with Tianjin Anboweiye Technology Co. to build up hi-tech and information-based logistic services enhance to meet the higher and complicate demand of customers.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	December 31,	June 30,
	2020	2020
Current assets:
Cash	$5,183	$5,022
Total current assets	5,183	5,022

Deposits	1,740	1,608
Property and equipment, net	37,241	41,171
Total assets	$44,164	$47,801

Current liabilities:
Other payables and accrued liabilities	$43,406	$39,919
Total liabilities	$43,406	$39,919

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

The exchange rates as of December 31, 2020 and June 30, 2020 and for the three and six months ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	June 30, 2020	Three months ended December 31,		Six months ended December 31,
Foreign currency	Balance Sheet	Balance Sheet	2020 Profits/Loss	2019 Profits/Loss	2020 Profits/Loss	2019 Profits/Loss
RMB:1USD	6.5286	7.0651	6.6254	7.0446	6.7736	7.0296
AUD:1USD	1.2974	1.4514	1.3688	1.4630	1.3840	1.4611
HKD:1USD	7.7536	7.7505	7.7520	7.8256	7.7513	7.8278
CAD:1USD	1.2754	1.3617	1.3038	1.3200	1.3181	1.3200

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of December 31, 2020 and June 30, 2020, cash balances of $4,462,063 and $126,720, respectively, were maintained at financial institutions. In China, the deposit insurance system only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). For the balance maintained at U.S. financial institutions, the Federal Deposit Insurance Corporation as it only insured deposits up to $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2020 and June 30, 2020, amount of deposits the Company had not covered by insurance amounted to $3,881,953 and $8,780, respectively.

(f) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $2,609 and $258,561 of allowance for doubtful accounts of accounts receivable for the three months ended December 31, 2020 and 2019, $33,418 and $1,282,492 of allowance for doubtful accounts of accounts receivable for the six months ended December 31, 2020 and 2019. The Company recovered nil and $22,869 of accounts receivable for the three months ended December 31, 2020 and 2019, respectively. The Company recovered $2,456 and $22,869 of accounts receivable for the six months ended December 31, 2020 and 2019, respectively. For the three and six months ended December 31, 2019 the Company wrote off nil and $99,366. There was no write off for the three and six months ended December 31, 2020.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. The Company made $11,673 allowance for doubtful accounts of other receivables for the three and six months ended December 31, 2020. There was no allowance of other receivables for the three and six months ended December 31, 2019. For the three and six months ended December 31, 2020, $11,673 was written off against other receivables. For the three and six months ended December 31, 2019, nil and $1,763 was written off against other receivables, respectively. The Company recovered $30,173 of other receivables for the three and six months ended December 31, 2020. There was no recovery against other receivables for the three and six months ended December 31, 2019.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. There was no impairment for the three months ended December 31, 2020 and 2019. For the six months ended December 31, 2020 and 2019, an impairment of nil and $127,177 were recorded, respectively.

(h) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no impairment for the three months ended December 31, 2020 and 2019. For the six months ended December 31, 2020 and 2019, an impairment of nil and $200,455 were recorded, respectively.

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

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Shipping and management agency services	$-	$500,000	$206,845	$1,000,000
Freight logistics services	1,884,440	1,503,500	2,814,394	2,745,641
Container trucking services	-	17,624	-	61,709
Total	$1,884,440	$2,021,124	$3,021,239	$3,807,350

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the three months ended December 31, 2019, gross revenue and gross cost of revenue related to these contracts not presented in the table above amounted to approximately $12.9 million and $12.0 million, respectively. For the six months ended December 31, 2019, gross revenue and gross cost of revenue related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively. There was no such transaction for the three and six months ended December 31, 2020.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
PRC	$1,884,440	1,503,500	2,814,394	2,745,641
U.S.	-	517,624	206,845	1,061,709
Total revenues	$1,884,440	$2,021,124	$3,021,239	$3,807,350

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2020 and June 30, 2020.

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

For the three and six months ended December 31, 2020 and 2019, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

(o) Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2020, the Company’s working capital was approximately $1.1 million and the Company had cash of approximately $4.5 million. The Company believes its revenues and operations will continue to grow and the current working capital is sufficient to support its operations and debt obligations as they become due one year through report date.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company had considered supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital. On January 27, 2021, the Company entered into a securities purchase agreement with the non-U.S. persons to purchase 1,086,956 shares at a per share purchase price of $3.68 for aggregate proceeds of approximately $4.0 million. The Company has received the full amount of payment in January 2021. On February 6, 2021, the Company entered into a securities purchase agreement with the investors to purchase an aggregate of 1,998,500 shares at a per share purchase price of $6.805 for aggregate net proceeds of approximately $12.3 million after deducting estimated offering expenses and placement agent fees. The Company has received the full amount of payment in February 2021. On February 9, 2021, the Company entered into a securities purchase agreement with the investors to purchase an aggregate of 3,655,000 shares at a per share purchase price of $7.80 for aggregate net proceeds of approximately $26.2 million after deducting estimated offering expenses and placement agent fees. The Company has received the full amount of payment in February 2021;

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s shareholders and directors.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s future liquidity requirements for at least twelve months from issuance of these unaudited condensed consolidated financial statements.

(p) Recent Accounting Pronouncements

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

Note 3. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2020	2020
Trade accounts receivable	$3,720,087	$3,453,439
Less: allowances for doubtful accounts	(2,457,949)	(2,297,491)
Accounts receivable, net	$1,262,138	$1,155,948

Movement of allowance for doubtful accounts are as follows:

	December 31, 2020	June 30, 2020
Beginning balance	$2,297,491	$5,670,274
Provision for doubtful accounts, net of recovery	30,962	4,896,640
Less: write-off	-	(8,220,754)
Exchange rate effect	129,496	(48,669)
Ending balance	$2,457,949	$2,297,491

For the three months ended December 31, 2020 and 2019, the provision for doubtful accounts was $2,609 and $258,561, respectively. For the six months ended December 31, 2020 and 2019, the provision for doubtful accounts was $33,418 and $1,282,492, respectively. The Company recovered $2,456 and $76,497 of accounts receivable for the six months ended December 31, 2020 and 2019, respectively.

Note 4. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	December 31,	June 30,
	2020	2020
Advances to customers*	$11,375,759	$10,004,893
Employee business advances	4,241	51,334
Total	11,380,000	10,056,227
Less: allowances for doubtful accounts	(10,796,084)	(10,005,193)
Other receivables, net	$583,916	$51,034

*	As of December 31, 2020 and June 30, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company had provided an allowance due to contract delay and recorded allowances of approximately $11.0 million. On December 31, 2020, the Company entered another contract to advance $580,000 as deposit on behalf of customer and it will be repaid to the Company when the contract is fulfilled.

Movement of allowance for doubtful accounts are as follows:

	December 31, 2020	June 30, 2020
Beginning balance	$10,005,193	$-
Provision for doubtful accounts, net of recovery	(18,500)	10,055,203
Less: write-off	(11,673)	(1,763)
Exchange rate effect	821,064	(48,247)
Ending balance	$10,796,084	$10,005,193

For the three and six months ended December 31, 2020, the provision for doubtful accounts of other receivables was $11,673 with recovery of $30,173. There was no additional allowance or recovery of other receivables for the three and six months ended December 31, 2019. The Company wrote off $11,673 and nil of other receivables for the three months ended December 31, 2020 and 2019, respectively. The Company wrote off $11,673 and $1,763 of other receivables for the six months ended December 31, 2020 and 2019, respectively.

Note 5. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2020	2020
Freight fees (1)	$80,804	$48,875

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January to March 2021.

Note 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2020	2020
Prepaid income taxes	$11,929	$48,924
Other (including prepaid professional fees, rent, listing fees)	51,196	41,458
Total	$63,125	$90,382

Note 7. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2020	2020
Rental and utilities deposits	$56,478	$64,663
Freight logistics deposits (1)	3,147,845	2,910,327
Total other long-term assets - deposits	$3,204,323	$2,974,990

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $3.1 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company.

Note 8. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2020	2020
Buildings	$206,174	$190,518
Motor vehicles*	561,462	516,999
Computer equipment*	104,638	97,172
Office equipment*	47,169	43,587
Furniture and fixtures*	77,589	71,697
System software*	116,778	107,911
Leasehold improvements	851,398	786,745

Total	1,965,208	1,814,629

Less: Accumulated depreciation and amortization	(1,540,882)	(1,291,339)

Property and equipment, net	$424,326	$523,290

Depreciation and amortization expenses for the three months ended December 31, 2020 and 2019 were $70,853 and $66,601, respectively. Depreciation and amortization expenses for the six months ended December 31, 2020 and 2019 were $138,739 and $187,121, respectively.

*	For the three and six months ended December 31, 2019, an impairment of $127,177 was recorded due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2020.

Note 9. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	December 31,	June 30,
	2020	2020
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(190,000)	(163,611)
Intangible assets, net	$-	$26,389

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to $10,556 and $15,833 for the three months ended December 31, 2020 and 2019, respectively. Amortization expenses amounted to $26,389 and $49,890 for the six months ended December 31, 2020 and 2019, respectively.

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the three and six months ended December 31, 2019. No impairment was recorded for same period 2020.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	June 30,
	2020	2020
Salary and reimbursement payable	$504,022	$795,855
Professional fees payable	345,631	629,524
Credit card payable	5,535	217,940
Total	$855,188	$1,643,319

Note 11. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness in fiscal year of 2021, there can be no assurance that the full amount of the loan will be forgiven. As of December 31, 2020, $124,570 of loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commencing on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of December 31, 2020, $155,900 of loan payable remains outstanding. Interest expense for the three and six months ended December 31, 2020 for this loan was $1,418 and $2,820, respectively.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending December 31,	Loan Amount

2021	$7,898
2022	3,092
2023	3,210
2024	3,332
2025	3,460
Thereafter	134,908
Total loan payments	$155,900

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 9.38%. As of December 31, 2020, ROU assets and lease liabilities amounted to $224,950 and $245,232 (including $166,572 from lease liabilities current portion and $78,660 from lease liabilities noncurrent portion), respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.49 years.

For the three months ended December 31, 2020 and 2019, rent expense amounted to approximately $81,000 and $80,000, respectively. For the six months ended December 31, 2020 and 2019, rent expense amounted to approximately $157,000 and $160,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount

2021	$181,667
2022	81,596
Total lease payments	263,263
Less: Interest	(18,031)
Present value of lease liabilities	$245,232

Note 13. EQUITY

Stock issuance:

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 720,000 shares of the Company’s common stock, no par value, and warrants to purchase 720,000 Shares at a per share purchase price of $1.46. The net proceeds to the Company from such Offering were approximately $1.05 million. The warrants will be exercisable on March 16, 2021 at an exercise price of $1.825 for cash. The warrants may also be exercised cashlessly if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise the warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants is $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.99 for cash. The warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant Shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. As of December 31, 2020, the Series A Preferred Stock have not been converted to common stock of the Company.

On December 8, 2020, the Company entered into a securities purchase agreement with the investors specified on the signature page thereto pursuant to which the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a registered direct offering, an aggregate of 1,560,000 shares of the common stock of the Company, no par value per share, at a purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $4,836,000. The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 1,170,000 shares of common stock at an exercise price of $3.10 per share. The warrants shall be initially exercisable beginning on December 11, 2020 and expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2020:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2020	400,000	$8.75
Issued	2,922,000	2.39
Exercised	-	-
Expired	-	-

Warrants outstanding, as of December 31, 2020	3,322,000	$3.16

Warrants exercisable, as of December 31, 2020	3,322,000	$3.16

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	400,000	$8.75	2.70 years
2020 warrants, 720,000	720,000	$1.825	5.21 years
2020 warrants, 1,032,000	1,032,000	$1.99	5.34 years
2020 warrants, 1,170,000	1,170,000	$3.10	3.44 years

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

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 50,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $12.65 per share on March 22, 2017 to the consultant.  These shares were valued at $632,500 and the consulting expense was $52,709 and $105,417 for the three and six months ended December 31, 2019, respectively.

On June 7, 2018, the Company issued 80,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal installments. The Company recorded legal expense of $63,500 and $127,000 for the three and six months ended December 31, 2019, respectively.

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

 During the three months ended December 31, 2020 and 2019, nil and $491,609 were recorded as stock-based compensation expense, respectively. During the six months ended December 31, 2020 and 2019, nil and $906,317 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2020	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of December 31, 2020	17,000	$6.05

Options exercisable, as of December 31, 2020	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at December 31, 2020:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	2.08 years	$10.05	2,000	2.08 years
$5.50	15,000	0.56 years	$5.50	15,000	0.56 years
	17,000			17,000

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2020	2020
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	61,176	376,398
Accumulated deficit	(6,206,533)	(6,199,188)
	(5,787,913)	(5,465,346)
Trans Pacific Logistics Shanghai Ltd.	(1,163,405)	(1,077,015)
Total	$(6,951,318)	$(6,542,361)

Note 15. COMMITMENTS AND CONTINGENCIES

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of December 31, 2020 and June 30, 2020, the Company has estimated its severance payments of approximately $101,000 and $84,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

Note 16. INCOME TAXES

On March 27, 2020, the CARES Act was enacted and signed into law and includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative minimum tax credit refunds. The Company does not at present expect the provisions of the CARES Act to have a material impact on its tax provision given the amount of net operating losses currently available.

The Company’s income tax expenses for the three and six months ended December 31, 2020 and 2019 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2020	2019	2020	2019

Current
U.S.	$(3,450)	$-	$(3,450)	$-
PRC	-	(14,747)	-	(14,747)
Total income tax expenses	(3,450)	(14,747)	(3,450)	(14,747)

The Company’s deferred tax assets are comprised of the following:

	December 31, 2020	June 30, 2020
Allowance for doubtful accounts
U.S.	$1,332,000	$1,329,000
PRC	3,118,000	2,888,000

Net operating loss
U.S.	2,220,000	1,756,000
PRC	1,492,000	1,490,000
Total deferred tax assets	8,162,000	7,463,000
Valuation allowance	(8,162,000)	(7,463,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020 which may reduce future federal taxable income. During the three and six months ended December 31, 2020, approximately $1,147,000 and $1,696,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $241,000 and $356,000, respectively. As of December 31, 2020, the Company’s cumulative NOL amounted to approximately $8,152,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2020 which may reduce future taxable income. During the three and six months ended December 31, 2020, approximately $4,000 and $7,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,000 and $2,000, respectively. As of December 31, 2020, the Company’s cumulative NOL amounted to approximately $5,968,000 which may reduce future taxable income, of which approximately $677,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2020. The Company provided a 100% allowance for its DTA as of December 31, 2020. The net increase in valuation for the three and six months ended December 31, 2020 amounted to approximately $429,000 and $699,000, respectively based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2020	2020
VAT tax payable	$1,139,486	$1,037,620
Corporate income tax payable	2,353,113	2,180,727
Others	68,952	62,001
Total	$3,561,551	$3,280,348

Note 17. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2020, one customer accounted for approximately 99.9% of the Company’s revenues. As of December 31, 2020, two customers accounted for approximately 79.2% and 20.7% of the Company’s accounts receivable, net.

For the three months ended December 31, 2019, three customers accounted for approximately 39.0%, 33.6% and 24.7% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for approximately 93.1% of the Company’s gross accounts receivable.

For six months ended December 31, 2020, one customer accounted for approximately 92.9% of the Company’s revenues. As of December 31, 2020, two customers accounted for approximately 79.2% and 20.7% of the Company’s accounts receivable, net.

For the six months ended December 31, 2019, three customers accounted for approximately 38.3%, 32.0% and 26.2% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for approximately 93.1% of the Company’s gross accounts receivable.

Major Suppliers

For the three months ended December 31, 2020, two suppliers accounted for approximately 44.3% and 42.1% of the total costs of revenue, respectively.

For the three months ended December 31, 2019, four suppliers accounted for approximately 27.0%, 23.0%, 15.8% and 13.0% of the total cost of revenues, respectively.

For the six months ended December 31, 2019, two suppliers accounted for approximately 46.3% and 37.4% of the total cost of revenues.

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

The following tables present summary information by segment for the three and six months ended December 31, 2020 and 2019, respectively:

	For the Three Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$-	$1,884,440	$-	$1,884,440
Cost of revenues	$-	$1,688,464	$-	$1,688,464
Gross profit	$-	$195,976	$-	$195,976
Depreciation and amortization	$77,809	$3,600	$-	$81,409
Total capital expenditures	$-	$-	$-	$-
Gross margin%	-%	10.4%	-%	10.4%

	For the Three Months Ended December 31, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$500,000	$1,503,500	*	$17,624	$2,021,124
Cost of revenues	$66,584	$673,646	*	$15,415	$755,645
Gross profit	$433,416	$829,854		$2,209	$1,265,479
Depreciation and amortization	$79,144	$-		$3,389	$82,533
Total capital expenditures	$2,482	$-		$-	$2,482
Gross margin%	86.7%	55.2%		12.5%	62.6%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $12.9 million and $12.0 million, respectively. There was no such transaction for the three months ended December 31, 2020.

	For the six Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$2,814,394	$-	$3,021,239
Cost of revenues	$176,968	$2,606,722	$-	$2,783,690
Gross profit	$29,877	$207,672	$-	$237,549
Depreciation and amortization	$158,078	$7,050	$-	$165,128
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	7.4%	-%	7.9%

	For the Six Months Ended December 31, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$1,000,000	$2,745,641	*	$61,709	$3,807,350
Cost of revenues	$162,406	$1,221,329	*	$55,314	$1,439,049
Gross profit	$837,594	$1,524,312		$6,395	$2,368,301
Depreciation and amortization	$181,918	$7,686		$47,407	$237,011
Total capital expenditures	$7,020	$-		$-	$7,020
Gross margin%	83.8%	55.5%		10.4%	62.2%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the six months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively. There was no such transaction for the six months ended December 31, 2020.

Total assets as of:

	December 31,	June 30,
	2020	2020
Shipping Agency and Management Services	$6,809,748	$2,531,074
Freight Logistic Services	3,830,485	3,176,165
Container Trucking Services	22,247	30,863
Total Assets	$10,662,480	$5,738,102

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also review unaudited condensed consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
PRC	$1,884,440	1,503,500	2,814,394	2,745,641
U.S.	-	517,624	206,845	1,061,709
Total revenues	$1,884,440	$2,021,124	$3,021,239	$3,807,350

Note 19. RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the outstanding amounts due from related parties consist of the following:

	December 31,	June 30,
	2020	2020
Tianjin Zhiyuan Investment Group Co., Ltd.	$384,331	$484,331
Less: allowance for doubtful accounts	(38,433)	(48,433)
Total	$345,898	$435,898

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (the “Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhang, the largest shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. The amount due from Zhiyuan Investment Group as of December 31, 2020 was $384,331 and the Company provided a 10% allowance for doubtful accounts of the amount due from Zhiyuan. For the three months ended December 31, 2020 and 2019, the Company recovered nil and $4,091, respectively, of allowance for doubtful accounts of the amount due from Zhiyuan. For the six months ended December 31, 2020 and 2019, the Company recovered $10,000 and $41,341, respectively, of allowance for doubtful accounts of the amount due from Zhiyuan.

As of December 31, 2020, the Company had payable to the Acting CFO of $2,132 which was included in other payable. As of June 30, 2020, the Company had payable to the CEO of $6,279 and to the Acting CFO of $26,570 which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On January 27, 2021, the Company entered into a securities purchase agreement with the non-U.S. investors specified on the signature page thereto pursuant to which the Company agreed to sell to the investors, and the Investors agreed to purchase from the Company, an aggregate of 1,086,956 shares of common stock, no par value, and warrants to purchase 5,434,780 shares, for aggregate gross proceeds to the Company of approximately $4.0 million. The purchase price for each share of common stock and five warrants is $3.68, and the exercise price per warrant is $5.00. The Company has received the full amount of payment in January 2021.

On February 6, 2021, the Company entered into a Securities Purchase Agreement with the investors pursuant to which the Company agreed to sell to the Investors, and the investors agreed to purchase from the Company, in a registered direct offering, an aggregate of 1,998,500 shares of the common stock of the Company, no par value per share, at a purchase price of $6.805 per share, for aggregate gross proceeds to the Company of approximately $13.6 million. The Company also agreed to sell to the investors warrants to purchase up to an aggregate of 1,998,500 shares of common stock at an exercise price of $6.805 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, are approximately $12.3 million. The offering is closed on February 10, 2021. The Company has received the full amount of payment in February 2021.

On February 9, 2021, the Company entered into a securities purchase agreement with the investors pursuant to which the Company agreed to sell to the investors, and the Investors agreed to purchase from the Company, in a registered direct offering, an aggregate of 3,655,000 shares of the common stock of the Company, no par value per share, at a purchase price of $7.80 per share, for aggregate gross proceeds to the Company of $28,509,000. The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 3,655,000 shares of common stock at an exercise price of $7.80 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, are approximately $26.2 million. The offering is closed on February 11, 2021. The Company has received the full amount of payment in February 2021.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency and freight logistic services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives. In fiscal year of 2021, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop a brand-new business model. In addition, we plan to pursue the development of Bitcoin mining with newly appointed leadership team members who have experience in information technology, including in particular blockchain and cryptocurrency expertise, which we plan to leverage these and other innovative technologies in our business platform. These types of technology may be helpful in expanding our traditional logistics service expertise.

The outbreak of the novel coronavirus (“COVID-19”) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the continually expanding of the COVID-19 pandemic in China and United States, our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Due to the recent surge of COVID-19 cases, our U.S. office remains closed since March 2020 and our employees have been working remotely from home. Our office closure and limited activity had led to a slower growth for our operations.

●	Our customers have been negatively impacted by the pandemic, which continue to reduce demand for the shipping agency and management as well as freight logistics services in fiscal year 2021. As a result, our revenue, gross profit and net income have been continually impacted in fiscal year 2021. Our revenue and gross profit for the three months ended December 31, 2020 were down by approximately $0.1 million, or 6.8%, and $1.1 million, or 84.5%, respectively. For the six months ended December 31, 2020, revenue and gross profit were down by approximately $0.8 million, or 20.6% and $2.1 million, or 90.0%, respectively.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Company Structure

We, founded in 2001, are a non-asset based global shipping and freight logistics integrated solutions provider. We provide tailored solutions and value-added services for our customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC” or “China”) (including Hong Kong) and the U.S., where a majority of our clients are located.

We operate in three operating segments, including (1) shipping agency and management services, operated by our subsidiary in the U.S.; (2) freight logistics services, operated by our subsidiaries in the PRC; and (3) container trucking services, operated by our subsidiaries in the U.S.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months ended December 31, 2020 and 2019

Revenues

Revenues decreased by $136,684, or approximately 6.8% from $2,021,124 for the three months ended December 31, 2019 to $1,884,440 for the same period in 2020. The decrease was primarily due to the loss of revenue from our shipping management services and container trucking services during the period as a result of the stalled trade negotiations between the U.S. and China and continuing impact of COVID-19.

For the freight logistics services, we executed some existing contracts that were recognized in the prior period. This segment continues operating as our main revenue source for the fiscal year of 2021.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$-	$1,884,440	$-	$1,884,440
Cost of revenues	$-	$1,688,464	$-	$1,688,464
Gross profit	$-	$195,976	$-	$195,976
Depreciation and amortization	$77,809	$3,600	$-	$81,409
Total capital expenditures	$-	$-	$-	$-
Gross margin%	-%	10.4%	-%	10.4%

	For the Three Months Ended December 31, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$500,000	$1,503,500	*	$17,624	$2,021,124
Cost of revenues	$66,584	$673,646	*	$15,415	$755,645
Gross profit	$433,416	$829,854		$2,209	$1,265,479
Depreciation and amortization	$79,144	$-		$3,389	$82,533
Total capital expenditures	$2,482	$-		$-	$2,482
Gross margin%	86.7%	55.2%		12.5%	62.6%

*	For the three months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $12.9 million and $12.0 million, respectively. There was no such transaction for the three months ended December 31, 2020.

	% Changes For the Three Months Ended December 31, 2020 to 2019
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	(100.0)%	25.3%	(100.0)%	(6.8)%
Cost of revenues	(100.0)%	150.6%	(100.0)%	123.4%
Gross profit	(100.0)%	(76.4)%	(100.0)%	(84.5)%
Depreciation and amortization	(1.7)%	100.0%	(100.0)%	(1.4)%
Total capital expenditures	(100.0)%	-%	-%	(100.0)%
Gross margin%	(86.7)%	(44.8)%	(12.5)%	(52.2)%

Disaggregated information of revenues by geographic locations are as follows:

	December 31,	December 31,
	2020	2019
PRC	$1,884,440	$1,503,500
U.S.	-	517,624
Total revenues	$1,884,440	$2,021,124

Revenues

(1) Shipping Agency and Management Services

For the three months ended December 31, 2020 and 2019, shipping agency and management services generated revenues of nil and $500,000, respectively, representing an approximately 100% decrease in revenues. We had the decrease in this segment because the shipping management services agreement we entered into with our customer starting in the first quarter of fiscal year 2020 expired on June 30, 2020 and was not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic. We are in progress to finalize an agreement with customers to resume our shipping agency and management service in the coming months.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended December 31, 2020, revenues increased by $380,940 or approximately 25.3%. The increase was primarily due to the execution of some freight logistics contracts that were delayed in the prior months due to impact of COVID-19.

For the three months ended September 30, 2019, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer and our revenues on freight logistics contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the three months ended December 31, 2020, we acted as principal and controlled the freight logistics services which we can recognize our revenue much faster in comparison with the same period in 2019.

(3) Revenues from Container Trucking Services

For the three months ended December 31, 2020 and 2019, revenues generated from container trucking services were nil and $17,624, respectively. Overall revenues from this segment decreased by $17,624 or 100.0%. The decrease in revenues from this segment was primarily due to expiration of container trucking services contracts with our customers as the pending trade negotiations between the U.S. and China. The related gross profit decreased by $2,209 from $2,209 gross profit for the three months ended December 31, 2019 to nil for the same period in 2020. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S.-China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses increased by $706,151 or approximately 30.0%, from $2,354,119 for the three months ended December 31, 2019 to $3,060,270 for the three months ended December 31, 2020. This increase was mainly due to the increase in cost of revenues and general and administrative expenses, offset by provision for doubtful accounts and stock-based compensation as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	1,884,440	100.0%	2,021,124	100.0%	(136,684)	(6.8)%
Cost of revenues	1,688,464	89.6%	755,645	37.4%	932,819	123.4%
Gross margin	10.4%	N/A	62.6%	N/A	(52.2)%	N/A
Selling expenses	73,462	3.9%	126,125	6.2%	(52,663)	(41.8)%
General and administrative expenses	1,314,235	69.7%	702,064	34.7%	612,171	87.2%
Provision for doubtful accounts, net of recovery	(15,891)	(0.8)%	278,676	13.8%	(294,567)	(105.7)%
Stock-based compensation	-	-	491,609	24.3%	(491,609)	(100)%
Total costs and expenses	3,060,270	162.4%	2,354,119	116.4%	706,151	30.0%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $1,688,464 for the three months ended December 31, 2020, an increase of $932,819, or approximately 123.4%, as compared to $755,645 for the same period in 2019. The overall cost of revenues as a percentage of our revenues increased from approximately 37.4% for the three months ended December 31, 2019, to approximately 89.6% for the same period in 2020. The increase of costs was mainly due to the fact that we started to act as principal and controlled our freight logistics services, and the costs for shipping agency which included service fees from subcontractors were higher in 2020 than that in 2019 in which we provided shipping management service utilizing our operational staffs. In addition, the costs of our PRC domestic and export services to our freight carriers were higher for the three months ended December 31, 2020 compared to the same period in 2019 as our freight carriers have been negatively impacted by the COVID-19 pandemic so the unit price our freight carriers charged us for domestic logistics services was increased. As a result, our gross profit margin decreased by approximately 52.2% from approximately 62.6% for the three months ended December 31, 2019 to approximately 10.4% for the same period in 2020.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended December 31, 2020, we had $73,462 of selling expenses, as compared to $126,125 for the same period in 2019, which represents a decrease of $52,663 or approximately 41.8%. The decrease was mainly due to approximately $50,000 decrease in salaries and travel expenses as we have less employees and limited activities for our selling team under COVID-19 comparing to the same period of 2019.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended December 31, 2020, we had $1,314,235 of general and administrative expenses, as compared to $702,064 for the same period in 2019, representing an increase of $612,171, or approximately 87.2%. The increase was mainly due to the increase in professional expenses as we spend more resources on business development to expand our business, such expenses includes due diligence and professional fees for seeking potential acquisition target, and consulting expenses for new business development.

Provision for Doubtful Accounts, net of recovery

We made $14,282 provision for doubtful accounts and offset by the recoveries of other receivable of $30,173 for the three months ended December 31, 2020 compared to $278,676 provision for doubtful accounts for the same period in 2019, a decrease of $294,567, or approximately 105.7%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account and other receivables.

Stock-based Compensation

Stock-based compensation was nil for the three months ended December 31, 2020, a decrease of $491,609 or 100.0%, as compared to $491,609 for the same period in 2019. Stock-based compensation decreased significantly from the three months ended December 31, 2019 to the same period in 2020 due to no stock award was granted as a result of the decline in revenue.

Operating loss

We had an operating loss of $1,175,830 for the three months ended December 31, 2020, compared to $332,995 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded income tax expense $3,450 and $14,747 for three months ended December 31, 2020 and 2019, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the three months ended December 31, 2020, approximately $1,147,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $241,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $677,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the three months ended December 31, 2020, approximately $4,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of December 31, 2020. The net increase in valuation for the three months ended December 31, 2020 amounted to approximately $429,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $1,093,560 for the three months ended December 31, 2020, compared to $363,355 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to us was $1,102,919 for the three months ended December 31, 2020, compared to $407,333 for the same period in 2019. Comprehensive loss attributable to us was $867,054 for the three months ended December 31, 2020, compared to $57,318 for the same period in 2019.

Comparison of the Six Months ended December 31, 2020 and 2019

Revenues

Revenues decreased by $786,111, or approximately 20.6%, from $3,807,350 for the six months ended December 31, 2019 to $3,021,239 for the same period in 2020. The decrease was primarily due to the loss of revenue from several customer contracts for our shipping management services and no revenue generated from our container trucking services during the period. One of our shipping management services contracts we entered into with customers starting in the first quarter of fiscal year 2020 expired during the quarter. The decrease was also due to the decrease in revenues from container trucking services as our service contracts with customers had expired and there was no new business for this segment partly because of the stalled trade negotiations between the U.S. and China. As some of our existing freight logistics services contacts has been executed during the six months ended December 31, 2020, this segment was our main revenue source for the six months ended December 31, 2020.

The following tables present summary information by segments mainly regarding the top-line financial results for the six months ended December 31, 2020 and 2019:

	For the Six Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$2,814,394	$-	$3,021,239
Cost of revenues	$176,968	$2,606,722	$-	$2,783,690
Gross profit	$29,877	$207,672	$-	$237,549
Depreciation and amortization	$158,078	$7,050	$-	$165,128
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	7.4%	-%	7.9%

	For the Six Months Ended December 31, 2019
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$1,000,000	$2,745,641	*	$61,709	$3,807,350
Cost of revenues	$162,406	$1,221,329	*	$55,314	$1,439,049
Gross profit	$837,594	$1,524,312		$6,395	$2,368,301
Depreciation and amortization	$181,918	$7,686		$47,407	$237,011
Total capital expenditures	$7,020	$-		$-	$7,020
Gross margin%	83.8%	55.5%		10.4%	62.2%

*	For the six months ended December 31, 2019, gross revenues and gross cost of revenues related to these contracts amounted to approximately $22.0 million and $20.5 million, respectively. There was no such transaction for the six months ended December 31, 2020.

	% Changes For the Six Months Ended December 31, 2020 to 2019
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	(79.3)%	2.5%	(100.0)%	(20.6)%
Cost of revenues	9.0%	113.4%	(100.0)%	93.4%
Gross profit	(96.4)%	(86.4)%	(100.0)%	(90.0)%
Depreciation and amortization	(13.1)%	(8.3)%	(100.0)%	(30.3)%
Total capital expenditures	(100.0)%	-%	-%	(100.0)%
Gross margin%	(69.4)%	(48.1)%	(10.4)%	(54.3)%

Disaggregated information of revenues by geographic locations are as follows:

	December 31,	December 31,
	2020	2019
PRC	$2,814,394	$2,745,641
U.S.	206,845	1,061,709
Total revenues	$3,021,239	$3,807,350

Revenues

(1) Shipping Agency and Management Services

For the six months ended December 31, 2020 and 2019, shipping agency and management services generated revenues of $206,845 and $1,000,000, respectively, representing an approximately 79.3% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic. We are in progress to finalize an agreement with customers to resume our shipping agency and management service in the coming months.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the six months ended December 31, 2020, revenues were comparable to the same period 2019.

For the six months ended December 31, 2019, we acted as an agent in arranging the relationship between the customer and the third-party service provider and did not control the services rendered to the customer and our revenues on freight logistics contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the six months ended December 31, 2020, we acted as principal and controlled the freight logistics services which we can recognize our revenue much faster in comparison with the same period in 2019.

(3) Revenues from Container Trucking Services

For the six months ended December 31, 2020 and 2019, revenues generated from container trucking services were nil and $61,709, respectively. Overall revenues from this segment decreased by $61,709 or 100.0%. The decrease in revenues from this segment was primarily due to expiration of container trucking services contracts with our customers as the pending trade negotiations between the U.S. and China. The related gross profit decreased by $6,395 from $6,395 gross profit for the six months ended December 31, 2019 to nil for the same period in 2020. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S.-China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses decreased by $944,212 or approximately 16.0%, from $5,890,425 for the six months ended December 31, 2019 to $4,946,213 for the six months ended December 31, 2020. This decrease was mainly due to the decrease in cost of revenues and general and administrative expenses, offset by selling expenses, impairment loss of fixed assets and intangible asset, provision for doubtful accounts and stock-based compensation as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2020		2019		Change
	US$	%	US$	%	US$	%

Revenues	3,021,239	100.0%	3,807,350	100.0%	(786,111)	(20.6)%
Cost of revenues	2,783,690	92.1%	1,439,049	37.8%	1,344,641	93.4%
Gross margin	7.9%	N/A	62.2%	N/A	(54.3)%	N/A
Selling expenses	142,392	4.7%	256,154	6.7%	(113,762)	(44.4)%
General and administrative expenses	2,017,669	66.8%	1,793,519	47.1%	224,150	(12.5)%
Impairment loss of fixed assets and intangible asset	-	-	327,632	8.6%	(327,632)	(100.0)%
Provision for doubtful accounts, net of recovery	2,462	0.1%	1,167,754	30.7%	(1,165,292)	(99.8)%
Stock-based compensation	-	-	906,317	23.8%	(906,317)	(100.0)%
Total costs and expenses	4,946,213	163.7%	5,890,425	154.7%	(944,212)	(16.0)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $2,783,690 for the six months ended December 31, 2020, an increase of $1,344,641, or approximately 93.4%, as compared to $1,439,049 for the same period in 2019. The overall cost of revenues as a percentage of our revenues increased from approximately 37.8% for the six months ended December 31, 2019, to approximately 92.1% for the same period in 2020. The increase of costs was mainly due to the fact that the costs of our PRC domestic and export services to our freight carriers were higher for the six months ended December 31, 2020 compared to the same period in 2019 as our freight carriers have been negatively impacted by the COVID-19 pandemic so the unit price our freight carriers charged us for domestic logistics services was increased. In addition, for certain export contracts that were delayed by the pandemic in fiscal year 2020, we incurred higher costs to reschedule and fulfil those orders in the first quarter of 2021. Starting in the fourth quarter of fiscal year of 2020, we began to provide shipping agency service agreement for Mandarine Bulk as the sole general shipping agency. The increase of costs was also because we just started shipping agency service, and the costs for shipping agency which included service fees from subcontractors were higher in 2020 than that in 2019 in which we provided shipping management service utilizing our operational staffs. As a result, our gross profit margin decreased by approximately 54.3% from approximately 62.2% for the six months ended December 31, 2019 to approximately 7.9% for the same period in 2020.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the six months ended December 31, 2020, we had $142,392 of selling expenses, as compared to $256,154 for the same period in 2019, which represents a decrease of $113,762 or approximately 44.4%. The decrease was mainly due to approximately $101,000 decrease in salaries and travel expenses as we have less employees and limited activities for our selling team under COVID-19 comparing to the same period of 2019.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the six months ended December 31, 2020, we had $2,017,669 of general and administrative expenses, as compared to $1,793,519 for the same period in 2019, representing an increase of $224,150, or approximately 12.5%. The increase was mainly due to the increase in professional expenses of $606,000 as we spend more resources on business development to expand our business, such expenses includes due diligence and professional fees for seeking potential acquisition target, and consulting expenses for new business development, offset by the decrease in IT expense of approximately $97,000, the decrease in depreciation expenses of approximately $79,000 as some of our fixed assets have been fully depreciated and the decrease in salaries and travel expenses of approximately $206,000 due to we have less employees and limited activity under COVID-19 comparing to the same period of 2019.

Impairment loss of fixed assets and intangible asset

For the six months ended December 31, 2019, we recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the freight logistics services, inland transportation management services and container trucking services segments. There was no such transaction for the six months ended December 31, 2020.

Provision for Doubtful Accounts, net of recovery

We made $45,091 provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,456, the recoveries of other receivable of $30,173 and other receivable - related party of $10,000 for the six months ended December 31, 2020 compared to $1,285,592 provision for doubtful accounts and offset by the recoveries of accounts receivable of $76,497 and other receivable - related party of $41,341 for the same period in 2019, an decrease of $1,165,292, or approximately 99.8%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account receivables.

Stock-based Compensation

Stock-based compensation was nil for the six months ended December 31, 2020, a decrease of $906,317 or 100.0%, as compared to $906,317 for the same period in 2019. Stock-based compensation decreased significantly from the six months ended December 31, 2019 to the same period in 2020 due to no stock award was granted as a result of the decline in revenue.

Operating loss

We had an operating loss of $1,924,974 for the six months ended December 31, 2020, compared to $2,083,075 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Taxation

We recorded income tax expense $3,450 and $14,747 for the six months ended December 31, 2020 and 2019, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the six months ended December 31, 2020, approximately $1,696,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $356,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $677,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the six months ended December 31, 2020, approximately $7,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $2,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of December 31, 2020. The net increase in valuation for the six months ended December 31, 2020 amounted to approximately $699,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $1,842,016 for the six months ended December 31, 2020, compared to $2,111,979 for the same period in 2019. After the deduction of non-controlling interest, net loss attributable to us was $1,836,710 for the six months ended December 31, 2020, compared to $2,034,686 for the same period in 2019. Comprehensive loss attributable to us was $1,409,594 for the six months ended December 31, 2020, compared to $2,330,882 for the same period in 2019.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2020, we had $4,473,000 in cash (cash on hand and cash in bank). We held approximately 92.9% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 7.1% of our cash in banks located in the PRC.

As of December 31, 2020, we had the following loans outstanding:

Loans	Maturities	Interest rate	December 31, 2020
Small business administration loan	May 2050	3.75%	$155,900
Paycheck protection program loan	-	-	$124,570

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2020	2019

Net cash used in operating activities	$(2,967,985)	$(3,075,643)
Net cash used in investing activities	$-	$(7,020)
Net cash provided by financing activities	$6,860,999	$500,500
Effect of exchange rate fluctuations on cash	$448,804	$(440,820)
Net increase (decrease) in cash	$4,341,818	$(3,022,983)
Cash at the beginning of period	$131,182	$3,142,650
Cash at the end of period	$4,473,000	$119,667

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2020	2020	Variation	%

Total Current Assets	$6,808,881	$1,913,319	$4,895,562	255.9%
Total Current Liabilities	$5,751,270	$5,808,865	$(57,595)	(1.0)%
Working Capital (Deficit)	$1,057,611	$(3,895,546)	$4,953,157	(127.1)%
Current Ratio	1.18	0.33	0.85	259.4%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2020, our working capital was approximately $1.1 million and we had cash of approximately $4.5 million. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize its current assets within the normal operating cycle of a twelve month period, we had considered supplementing our available sources of funds through the following sources:

●	we will continuously seek equity financing to support its working capital. On January 27, 2021, we entered into a securities purchase agreement with the non-U.S. persons to purchase 1,086,956 shares at a per share purchase price of $3.68 for aggregate proceeds of approximately $4.0 million. We have received the full amount of payment in January 2021. On February 6, 2021, we entered into a securities purchase agreement with the investors to purchase an aggregate of 1,998,500 shares at a per share purchase price of $6.805 for aggregate net proceeds of approximately $12.3 million after deducting estimated offering expenses and placement agent fees. The Company has received the full amount of payment in February 2021. On February 9, 2021, the Company entered into a securities purchase agreement with the investors to purchase an aggregate of 3,655,000 shares at a per share purchase price of $7.80 for aggregate net proceeds of approximately $26.2 million after deducting estimated offering expenses and placement agent fees. The Company has received the full amount of payment in February 2021;

●	other available sources of financing from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our shareholders and directors.

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet the future liquidity requirements for at least twelve months from issuance of these unaudited condensed consolidated financial statements.

Operating Activities

Our net cash used in operating activities was approximately $3.0 million for the six months ended December 31, 2020. The operating cash outflow for the six months ended December 31, 2020 was primarily attributable to our net loss of $1.8 million, adjusted by non-cash items of approximately $0.2 million of depreciation and amortization expenses of fixed assets and intangible asset. We had an increase in accounts receivables of approximately $0.2 million, an increase in other receivables of approximately $0.9 million, an increase in other long-term assets – deposits of approximately $0.1 million, and a decrease in accrued expenses and other current liabilities of approximately $0.8 million offset by an increase of approximately $0.4 million in deferred revenue s as we signed an agreement with a new client, an increase in taxes payable of approximately $0.1 million and a decrease approximately $0.1 million of due from related parties as a result of collections made during the year.

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

Investing Activities

We did not have any investing activities for the six months ended December 31, 2020.

Net cash used in investing activities was $7,020 for the six months ended December 31, 2019, mainly for the purchase of computer equipment and making office leasehold improvement.

Financing Activities

Net cash provided by financing activities was approximately $6.9 million for the six months ended December 31, 2020 due to cash proceeds received from issuance of common stock to private investors for approximately $5.5 million and cash proceeds received from issuance of preferred stock to a private investor for approximately $1.4 million.

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

There have been no other material changes during the six months ended December 31, 2020 in our significant accounting policies from those previously disclosed in our annual report for the fiscal year ended June 30, 2020. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2020, we carried out an evaluation, under the supervision of and with the participation of its management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

4.1	Form of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 4, 2020)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 9, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 28, 2021)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2021)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.1	Offer Letter between Sino-Global Shipping America, Ltd. and Xiaohuan Huang (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2020)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020)

10.3	Securities Purchase Agreement dated December 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 9, 2020)

10.4	Placement Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 9, 2020)

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2020)

10.6	Employment Agreement by and between Mr. Lei Nie and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2021)

10.7	Employment Agreement by and between Mr. Xintang You and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2021)

10.8	Securities Purchase Agreement dated February 6, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2021)

10.9	Placement Agreement dated February 5, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 8, 2021)

10.10	Securities Purchase Agreement dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021)

16.1	Letter from Friedman LLP dated October 28, 2020 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on October 28, 2020)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Nasdaq Compliance Letter Dated December 16, 2020 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on December 16, 2020)

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

February 12, 2021	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

February 12, 2021	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)