Form 10-Q
period 2021-03-31
Sino-Global Shipping America, Ltd.
filed 2021-05-13
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2021

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

As of May 12, 2021, the Company had 14,961,999 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2021	2020
Assets
Current assets
Cash	$47,784,277	$131,182
Cryptocurrencies	153,205	-
Accounts receivable, net	137,835	1,155,948
Other receivables, net	580,268	51,034
Advances to suppliers - third parties	612,860	48,875
Prepaid expenses and other current assets	226,836	90,382
Due from related party, net	-	435,898
Total Current Assets	49,495,281	1,913,319

Property and equipment, net	1,268,938	523,290
Right-of-use assets	381,743	300,114
Intangible assets, net	-	26,389
Other long-term assets - deposits	3,242,613	2,974,990
Total Assets	$54,388,575	$5,738,102

Liabilities and Equity

Current Liabilities
Deferred revenue	$470,797	$67,083
Accounts payable	673,054	487,692
Lease liabilities - current	193,799	204,391
Taxes payable	3,515,438	3,280,348
Accrued expenses and other current liabilities	719,297	1,643,319
Loan payable - current	8,660	126,032
Total current liabilities	5,581,045	5,808,865

Lease liabilities - noncurrent	212,366	132,699
Loan payable - noncurrent	147,240	154,438

Total liabilities	5,940,651	6,096,002

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 14,961,999 and 3,718,788 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively*	82,555,700	28,414,992
Additional paid-in capital	2,334,962	2,334,962
Subscription receivable	-	(59,869)
Accumulated deficit	(28,739,565)	(23,421,594)
Accumulated other comprehensive loss	(733,247)	(1,084,030)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	55,417,850	6,184,461

Non-controlling Interest	(6,969,926)	(6,542,361)

Total Equity (Deficiency)	48,447,924	(357,900)

Total Liabilities and Equity (Deficiency)	$54,388,575	$5,738,102

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues	953,194	1,353,979	$3,974,433	$5,161,329
Cost of revenues	(1,098,922)	(889,107)	(3,882,612)	(2,328,156)
Gross profit	(145,728)	464,872	91,821	2,833,173

Selling expenses	(78,117)	(79,099)	(220,509)	(335,253)
General and administrative expenses	(1,523,745)	(952,661)	(3,541,414)	(2,746,180)
Impairment loss of fixed assets and intangible asset	-	-	-	(327,632)
Provision for doubtful accounts, net of recovery	(1,251,812)	(3,121,416)	(1,254,274)	(4,289,170)
Stock-based compensation	-	(346,439)	-	(1,252,756)
Total operating expenses	(2,853,674)	(4,499,615)	(5,016,197)	(8,950,991)

Operating loss	(2,999,402)	(4,034,743)	(4,924,376)	(6,117,818)

Other income (expenses), net	(519,547)	21,260	(433,139)	7,103

Net loss before provision for income taxes	(3,518,949)	(4,013,483)	(5,357,515)	(6,110,715)

Income tax expense	-	(189,510)	(3,450)	(204,257)

Net loss	(3,518,949)	(4,202,993)	(5,360,965)	(6,314,972)

Net loss attributable to non-controlling interest	(37,688)	(384,899)	(42,994)	(462,192)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(3,481,261)	$(3,818,094)	$(5,317,971)	$(5,852,780)

Comprehensive loss
Net loss	$(3,518,949)	$(4,202,993)	$(5,360,965)	$(6,314,972)
Other comprehensive loss - foreign currency	(57,253)	(112,671)	(33,788)	(360,132)
Comprehensive loss	(3,576,202)	(4,315,664)	(5,394,753)	(6,675,104)
Less: Comprehensive loss attributable to non-controlling interest	(18,608)	(322,135)	(427,565)	(350,693)
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(3,557,594)	$(3,993,529)	$(4,967,188)	$(6,324,411)

Loss per share
Basic and diluted*	$(0.32)	$(1.08)	$(0.82)	$(1.73)

Weighted average number of common shares used in computation
Basic and diluted*	10,973,823	3,547,631	6,511,318	3,375,035

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated other
	Shares	Amount	Shares*	Amount	paid-in capital	Shares*	Amount	Subscription receivable	Accumulated deficit	comprehensive loss	Noncontrolling interest	Total
BALANCE, June 30, 2019	-	$-	3,210,907	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	18,000	63,000	-	-	-	-	-	-	-	63,000
Stock based compensation to consultants	-	-	48,000	200,300	-	-	-	-	-	-	-	200,300
Amortization of shares issued to consultants	-	-	-	-	180,209	-	-	-	-	-	-	180,209
Foreign currency translation	-	-	-	-	-	-	-	-	-	(646,211)	142,544	(503,667)
Net income (loss)	-	-	-	-	-	-	-	-	(1,627,353)	-	(121,271)	(1,748,624)
BALANCE, September 30, 2019	-	-	3,276,907	26,787,130	2,247,115	(35,099)	(417,538)	-	(8,596,053)	(1,317,317)	(5,152,349)	13,550,988
Stock based compensation to employees	-	-	46,000	156,400	-	-	-	-	-	-	-	156,400
Stock based compensation to consultants	-	-	70,000	282,500	-	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	52,708	-	-	-	-	-	-	52,708
Issuance of common stock to private investor	-	-	100,100	500,500	-	-	-	-	-	-	-	500,500
Cancellation of treasury stock	-	-	(35,099)	(417,538)	-	35,099	417,538	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	350,015	(93,809)	256,206
Net loss	-	-	-	-	-	-	-	-	(407,333)	-	43,978	(363,355)
BALANCE, December 31, 2019	-	-	3,457,908	27,308,992	2,299,823	-	-	-	(9,003,386)	(967,302)	(5,202,180)	14,435,947
Stock based compensation to consultants	-	-	70,000	282,500	-	-	-	-	-	-	-	282,500
Amortization of shares issued to consultants	-	-	-	-	35,139	-	-	-	-	-	-	35,139
Issuance of common stock to private investor	-	-	99,900	499,500	-	-	-	(114,054)	-	-	-	385,446
Foreign currency translation	-	-	-	-	-	-	-	-	-	(175,435)	62,764	(112,671)
Net loss	-	-	-	-	-	-	-	-	(3,818,094)	-	(384,899)	(4,202,993)
BALANCE, March 31, 2020	-	$-	3,627,808	$28,090,992	$2,334,962	-	$-	$(114,054)	$(12,821,480)	$(1,142,737)	$(5,524,315)	$10,823,368

	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated other
	Shares	Amount	Shares*	Amount	paid-in capital	Shares	Amount	Subscription receivable	Accumulated deficit	comprehensive loss	Noncontrolling interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	-	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	-	-	191,251	(198,824)	(7,573)
Net loss	-	-	-	-	-	-	-	-	(733,791)	-	(14,665)	(748,456)
BALANCE, September 30, 2020	-	-	4,438,788	29,466,192	2,334,962	-	-	-	(24,155,385)	(892,779)	(6,755,850)	(2,860)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	1,560,000	4,322,330	-	-	-	-	-	-	-	4,322,330
Foreign currency translation	-	-	-	-	-	-	-	-	-	235,865	(204,827)	31,038
Net loss	-	-	-	-	-	-	-	-	(1,102,919)	-	9,359	(1,093,560)
BALANCE, December 31, 2020	860,000	1,427,600	5,998,788	33,788,522	2,334,962	-	-	-	(25,258,304)	(656,914)	(6,951,318)	4,684,548
Issuance of common stock to private investor	-	-	6,740,456	42,535,678	-	-	-	-	-	-	-	42,535,678
Conversion of preferred stock into common stock	(860,000)	(1,427,600)	860,000	1,427,600	-	-	-	-	-	-	-	-
Exercise of stock warrants	-	-	1,362,755	4,803,900	-	-	-	-	-	-	-	4,803,900
Foreign currency translation	-	-	-	-	-	-	-	-	-	(76,333)	19,080	(57,253)
Net loss	-	-	-	-	-	-	-	-	(3,481,261)	-	(37,688)	(3,518,949)
BALANCE, March 31, 2021	-	$-	14,961,999	$82,555,700	$2,334,962	-	$-	$-	$(28,739,565)	$(733,247)	$(6,969,926)	$48,447,924

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2021	2020
Operating Activities
Net loss	$(5,360,965)	$(6,314,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,252,756
Depreciation and amortization	258,176	320,272
Non-cash lease expense	121,198	113,985
Provision for doubtful accounts, net of recovery	1,254,274	4,289,170
Impairment loss of fixed assets and intangible asset	-	327,632
Gain from loan forgiveness	(124,570)	-
Changes in assets and liabilities
Cryptocurrencies	(153,205)	-
Notes receivable	-	386,233
Accounts receivable	(95,961)	1,051,299
Other receivables	(938,250)	(5,882,569)
Advances to suppliers - third parties	(555,146)	11,820
Prepaid expenses and other current assets	(132,457)	165,939
Other long-term assets - deposits	(194,871)	89,274
Due from related parties	100,000	413,408
Deferred revenue	402,647	-
Advances from customers	-	(1,496)
Accounts payable	172,386	72,772
Taxes payable	156,822	116,520
Lease liabilities	(133,802)	(118,256)
Accrued expenses and other current liabilities	(931,353)	65,094
Net cash used in operating activities	(6,155,077)	(3,641,119)

Investing Activities
Acquisition of property and equipment	(922,438)	(6,979)
Net cash used in investing activities	(922,438)	(6,979)

Financing Activities
Proceeds from issuance of preferred stock	1,427,600	-
Proceeds from issuance of common stock	52,772,977	885,946
Net cash provided by financing activities	54,200,577	885,946

Effect of exchange rate fluctuations on cash	530,033	(237,386)

Net increase (decrease) in cash	47,653,095	(2,999,538)

Cash at the beginning of period	131,182	3,142,650

Cash at the end of period	$47,784,277	$143,112

Supplemental information
Income taxes paid	$-	$38,557

Non-cash transactions of investing and financing activities
Transfer of prepayment to intangible asset	$-	$218,678
Initial recognition of right-of-use assets and lease liabilities	$-	$452,119

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

The Company operates in three operating segments including (1) shipping agency and management services, which are operated by its subsidiaries in the U.S.; (2) freight logistics services, which are operated by its subsidiaries in the PRC; (3) container trucking services, which are operated by its subsidiaries in the U.S.

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. for the past few months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the nine months ended March 31, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

On December 14, 2020, the Company incorporated a new entity named “Blumargo IT Solution Ltd.” with 80% ownership in partnership with Tianjin Anboweiye Technology Co. to build up hi-tech and information-based logistic services to meet the higher and complicate demand of customers.

On March 19, 2021, the Company established a wholly owned entity of named “Cullinan Global Logistics Inc” which was set up to support its freight logistics services in the U.S.

Starting from March 2021, the Company entered the cryptocurrency sector. The Company plans to leverage information technology and other innovative technologies in its business platform. These types of technology may be helpful in expanding its traditional logistics service expertise. Starting from March 2, 2021, the Company accepts Bitcoin as a form of payment for its global shipping, freight, and logistics services. Payments made in Bitcoin will be made at the rate applicable at the payment date.

On March 2, 2021, the Company entered into a purchase agreement (the "Agreement") with Hebei Yanghuai Technology Co., Ltd. ("Yanghuai") for the purchase of 2,783 digital currency mining servers. The total gross purchase price was $4.6 million. The total computing power will reach 50,440 t/s. After the transaction is completed, Yanghuai will manage and operate the servers at Yanghuai's site with no further charge from March 10, 2021 through March 9, 2022, after which time Sino-Global may engage Yanghuai to continue providing service for a fee. The first cash payment of approximately $0.9 million was paid within 15 days after the date of signing the Agreement. The second cash payment of approximately $0.9 million will be paid within 15 days after the date of acceptance of the servers and a special VAT invoice provided by Yanghuai. The remaining payment of approximately $2.8 million will be paid in 5 quarters within 10 days following the filing of Form 10-K or Form 10-Q for each of the Company’s financial quarters ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, subject to reductions if Yanghuai fails to meet the monthly committed net profit.

On March 24, 2021, the Company agreed to acquire a 60% ownership of Super Node LLC, which is a blockchain infrastructure developer and service provider, in cash or stock transaction for $5.0 million subject to valuation. The transaction is subject to the satisfaction of warranties and representations under the purchase agreement. This deal is expected to close around July 2021. Acquiring equity interest in Super Node LLC can further strengthens the Company’s capabilities and accelerates the buildout of its business as it pursues major opportunities in the rapidly growing cryptocurrency market and digital economy.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	March 31,	June 30,
	2021	2020
Current assets:
Cash	$30,119	$5,022
Total current assets	30,119	5,022

Deposits	1,734	1,608
Property and equipment, net	33,459	41,171
Total assets	$65,312	$47,801

Current liabilities:
Other payables and accrued liabilities	$39,214	$39,919
Total liabilities	$39,214	$39,919

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

The exchange rates as of March 31, 2021 and June 30, 2020 and for the three and nine months ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	June 30, 2020	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2021 Profits/Loss	2020 Profits/Loss	2021 Profits/Loss	2020 Profits/Loss
RMB:1USD	6.5528	7.0651	6.4834	6.9798	6.6769	7.0130
AUD:1USD	1.3135	1.4514	1.2943	1.5209	1.3541	1.4810
HKD:1USD	7.7750	7.7505	7.7573	7.7716	7.7533	7.8091
CAD:1USD	1.2571	1.3617	1.2667	1.3417	1.3010	1.3272

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of March 31, 2021 and June 30, 2020, cash balances of $47,768,630 and $126,720, respectively, were maintained at financial institutions. In China, the deposit insurance system only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). For the balance maintained at U.S. financial institutions, the Federal Deposit Insurance Corporation as it only insured deposits up to $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2021 and June 30, 2020, amount of deposits the Company had not covered by insurance amounted to $47,112,996 and $8,780, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying unaudited condensed consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other revenue of the Company for the three and nine months ended March 31, 2021. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Cryptocurrencies awarded to the Company through its mining activities are recorded as other income and as operating activities in the Company’s consolidated financial statements.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made additional $999,960 and $3,121,416 of allowance for doubtful accounts of accounts receivable for the three months ended March 31, 2021 and 2020, $1,033,414 and $4,428,108 of allowance for doubtful accounts of accounts receivable for the nine months ended March 31, 2021 and 2020. The Company recovered nil and $3,255,938 of accounts receivable for the three months ended March 31, 2021 and 2020, respectively. The Company recovered $2,492 and $3,255,938 of accounts receivable for the nine months ended March 31, 2021 and 2020, respectively. For the three and nine months ended March 31, 2020, the Company wrote off nil and $99,366. There was no write off for the three and nine months ended March 31, 2021.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. The Company made nil and $11,670 allowance for doubtful accounts of other receivables for the three and nine months ended March 31, 2021. There was no allowance of other receivables for the three and nine months ended March 31, 2020. For the three and nine months ended March 31, 2021, nil and $11,670 was written off against other receivables. For the three and nine months ended March 31, 2020, nil and $1,763 was written off against other receivables, respectively. The Company recovered $94,046 and $ 124,216 of other receivables for the three and nine months ended March 31, 2021. There was no recovery against other receivables for the three and nine months ended March 31, 2020.

(h) Property and Equipment, net

Property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	3-10 years
Computer and office equipment	1-5 years
Furniture and fixtures	3-5 years
System software	5 years
Leasehold improvements	Shorter of lease term or useful lives
Mining equipment	3 years

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. There was no impairment for the three months ended March 31, 2021 and 2020. For the nine months ended March 31, 2021 and 2020, an impairment of nil and $127,177 were recorded, respectively.

(i) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. There was no impairment for the three months ended March 31, 2021 and 2020. For the nine months ended March 31, 2021 and 2020, an impairment of nil and $200,455 were recorded, respectively.

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

The Company uses a five-step model to recognize revenue from customer contracts. The five-step model requires the Company to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Shipping and management agency services	$-	$500,000	$206,845	$1,500,000
Freight logistics services	953,194	853,979	3,767,588	3,599,620
Container trucking services	-	-	-	61,709
Total	$953,194	$1,353,979	$3,974,433	$5,161,329

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the three months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts not presented in the table above amounted to approximately $2.0 million and $2.0 million, respectively. For the nine months ended March 31, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively. There was no such transaction for the three and nine months ended March 31, 2021.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
PRC	$953,194	853,979	3,767,588	3,599,620
U.S.	-	500,000	206,845	1,561,709
Total revenues	$953,194	$1,353,979	$3,974,433	$5,161,329

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2021 and June 30, 2020.

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

For the three and nine months ended March 31, 2021 and 2020, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three and nine months ended March 31, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

Amounts
Balance at June 30, 2020	$-
Receipt of cryptocurrencies from mining services	153,205
Balance at March 31, 2021	$153,205

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2021	2020
Trade accounts receivable	$3,589,048	$3,453,439
Less: allowances for doubtful accounts	(3,451,213)	(2,297,491)
Accounts receivable, net	$137,835	$1,155,948

Movement of allowance for doubtful accounts are as follows:

	March 31, 2021	June 30, 2020
Beginning balance	$2,297,491	$5,670,274
Provision for doubtful accounts, net of recovery	1,033,414	4,896,640
Less: write-off	(126,708)	(8,220,754)
Exchange rate effect	247,016	(48,669)
Ending balance	$3,451,213	$2,297,491

For the three months ended March 31, 2021 and 2020, the provision for doubtful accounts was $875,744 and $3,121,416, respectively. For the nine months ended March 31, 2021 and 2020, the provision for doubtful accounts was $906,706 and $4,428,108, respectively. The Company recovered nil and $99,366 of accounts receivable for the three months ended March 31, 2021 and 2020, respectively. The Company recovered $2,492 and $99,366 of accounts receivable for the nine months ended March 31, 2021 and 2020, respectively. The Company wrote off $3,255,938 of accounts receivable for the three and nine months ended March 31, 2020.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	March 31,	June 30,
	2021	2020
Advances to customers*	$11,240,510	$10,004,893
Employee business advances	592	51,334
Total	11,241,102	10,056,227
Less: allowances for doubtful accounts	(10,660,834)	(10,005,193)
Other receivables, net	$580,268	$51,034

*

As of March 31, 2021 and June 30, 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company had provided an allowance due to contract delay and recorded allowances of approximately $11.0 million. For the three and nine months ended March 31, 2021, the recovery of such allowances amounted to $94,046 and $124,216, respectively.

On December 1, 2020, the Company entered into a freight logistics services and import contract with a third party for equipment import. Per contract term, the Company will act as their freight carriers and in charge the import matter of such equipment. The Company agreed to pay a deposit of $580,000 which is based on 20% of the total carrying value of equipment on behalf of customer to secure the equipment. The advance will be repaid to the Company when the contract is fulfilled in around June 2021.

Movement of allowance for doubtful accounts are as follows:

	March 31, 2021	June 30, 2020
Beginning balance	$10,005,193	$-
Provision for doubtful accounts, net of recovery	(112,546)	10,055,203
Less: write-off	(11,670)	(1,763)
Exchange rate effect	779,856	(48,247)
Ending balance	$10,660,834	$10,005,193

For the three months ended March 31, 2021, the provision for doubtful accounts of other receivables was nil with recovery of $94,046. For the nine months ended March 31, 2021, the provision for doubtful accounts of other receivables was $11,670 with recovery of $124,216. There was no additional allowance or recovery of other receivables for the three and nine months ended March 31, 2020. The Company wrote off nil of other receivables for the three months ended March 31, 2021 and 2020, respectively. The Company wrote off $11,670 and $1,763 of other receivables for the nine months ended March 31, 2021 and 2020, respectively.

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2021	2020
Freight fees (1)	$612,860	$48,875

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from April to June 2021.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2021	2020
Prepaid income taxes	$210,913	$48,924
Other (including prepaid professional fees, rent, listing fees)	15,923	41,458
Total	$226,836	$90,382

Note 8. OTHER LONG-TERM ASSETS - DEPOSITS

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2021	2020
Rental and utilities deposits	$106,319	$64,663
Freight logistics deposits (1)	3,136,294	2,910,327
Total other long-term assets - deposits	$3,242,613	$2,974,990

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $3.1 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company.

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2021	2020
Buildings	$205,413	$190,518
Motor vehicles*	559,300	516,999
Computer equipment*	113,456	97,172
Office equipment*	46,994	43,587
Furniture and fixtures*	84,283	71,697
System software*	116,347	107,911
Leasehold improvements	848,253	786,745
Mining equipment	922,438	-

Total	2,896,484	1,814,629

Less: Accumulated depreciation and amortization	(1,627,546)	(1,291,339)

Property and equipment, net	$1,268,938	$523,290

Depreciation and amortization expenses for the three months ended March 31, 2021 and 2020 were $14,690 and $67,320, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2021 and 2020 were $231,787 and $254,549, respectively.

*	For the three and nine months ended March 31, 2020, an impairment of $127,177 was recorded due to continued decrease in revenues from the inland transportation management segment, no impairment was recorded for same period 2020.

Note 10. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	March 31,	June 30,
	2021	2020
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(190,000)	(163,611)
Intangible assets, net	$-	$26,389

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to nil and $15,833 for the three months ended March 31, 2021 and 2020, respectively. Amortization expenses amounted to $26,389 and $65,723 for the nine months ended March 31, 2021 and 2020, respectively.

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the three and nine months ended March 31, 2020. No impairment was recorded for same period of 2020.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	June 30,
	2021	2020
Salary and reimbursement payable	$608,381	$795,855
Professional fees payable	106,100	629,524
Credit card payable	4,816	217,940
Total	$719,297	$1,643,319

Note 12. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. On February 24, 2021, the full amount of PPP loan was forgiven and no principle or interest need to be repaid, so the Company record such as a gain for the three and nine months ended March 31, 2021. As of March 31, 2021, none of PPP loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of March 31, 2021, $155,900 of loan payable remains outstanding. Interest expense for the three and nine months ended March 31, 2021 for this loan was $1,387 and $4,207, respectively.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending March 31,	Loan Amount

2022	$8,660
2023	3,092
2024	3,210
2025	3,332
2026	3,460
Thereafter	134,146
Total loan payments	$155,900

Note 13. LEASES

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 10.15%. As of March 31, 2021, ROU assets and lease liabilities amounted to $381,743 and $406,165 (including $193,799 from lease liabilities current portion and $212,366 from lease liabilities noncurrent portion), respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.17 years.

For the three months ended March 31, 2021 and 2020, rent expense amounted to approximately $67,000 and $65,000, respectively. For the nine months ended March 31, 2021 and 2020, rent expense amounted to approximately $224,000 and $223,000, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending March 31,	Operating Lease Amount

2022	$231,834
2023	86,259
2024	50,979
2025	52,508
2026	54,083
Thereafter	4,631
Total lease payments	480,294
Less: Interest	(74,129)
Present value of lease liabilities	$406,165

Note 14. EQUITY

Stock issuance:

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 720,000 shares of the Company’s common stock, no par value, and warrants to purchase 720,000 Shares at a per share purchase price of $1.46. The net proceeds to the Company from such offering were approximately $1.05 million. The warrants will be exercisable on March 16, 2021 at an exercise price of $1.825 for cash. The warrants may also be exercised cashlessly if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise the warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants is $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.99 for cash. The warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant Shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders approved the preferred shareholders’ right to convert 860,000 shares of Series A Preferred Stock into 860,000 shares of common stock in the Company’s annual meeting of shareholders. As of March 31, 2021, the Series A Preferred Stock have been fully converted to common stock on a one-for-one basis.

On December 8, 2020, the Company entered into a securities purchase agreement with the investors thereto pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,560,000 shares of the common stock of the Company, no par value per share, at a purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $4,836,000. The Company also sold to the investors warrants to purchase up to an aggregate of 1,170,000 shares of common stock at an exercise price of $3.10 per share. The warrants are initially exercisable beginning on December 11, 2020 and will expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On January 27, 2021, the Company entered into a securities purchase agreement with the non-U.S. investors thereto pursuant to which the Company sold to the investors, and the investors purchased from the Company, an aggregate of 1,086,956 shares of common stock, no par value, and warrants to purchase 5,434,780 shares. The net proceeds to the Company from such Offering were approximately $4.0 million. The purchase price for each share of common stock and five warrants is $3.68, and the exercise price per warrant is $5.00. The Warrants will be exercisable at any time during the period beginning on or after July 27, 2021 and ending on or prior on January 27, 2026 but not thereafter; provided, however, that the total number of the Company’s issued and outstanding shares of Common Stock, multiplied by the NASDAQ official closing bid price of the Common Stock shall equal or exceed $0.3 billion for a three consecutive month period prior to an exercise.

On February 6, 2021, the Company entered into a securities purchase agreement with the investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,998,500 shares of the common stock of the Company, no par value per share, at a purchase price of $6.805 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, are approximately $12.4 million. The Company also sold to the investors warrants to purchase up to an aggregate of 1,998,500 shares of common stock at an exercise price of $6.805 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On February 9, 2021, the Company entered into a securities purchase agreement with the investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 3,655,000 shares of the common stock of the Company, no par value per share, at a purchase price of $7.80 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, are approximately $26.1 million. The Company also sold to the investors warrants to purchase up to an aggregate of 3,655,000 shares of common stock at an exercise price of $7.80 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

For the three and nine months ended March 31, 2021, the shareholders exercised warrants to purchase 1,431,666 shares of common stock, 1,362,755 shares are issued of which 147,755 shares are exercised cashlessly, for aggregate net proceeds to the Company of approximately $4.8 million.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2021:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2020	400,000	$8.75
Issued	14,010,280	5.44
Exercised	(1,431,666)	3.81
Expired	-	-

Warrants outstanding, as of March 31, 2021	12,978,614	$5.38

Warrants exercisable, as of March 31, 2021	12,978,614	$5.38

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	363,334	$8.75	2.45 years
2020 warrants, 2,922,000	1,807,000	$2.085	4.42 years
2021 warrants, 11,088,280	10,808,280	$6.234	5.18 years

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

On June 7, 2018, the Company issued 80,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal installments. The Company recorded compensation expense of $63,500 and $190,500 for the three and nine months ended March 31, 2020, respectively.

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

Included in a Board resolution dated January 30, 2016, the Company’s CEO is authorized to grant to the employees up to one million shares under the Company’s 2014 Stock Incentive Plan (the “Plan”). On July 22, 2019, the Company granted 18,000 shares of restricted common stock valued at $3.50 per share on the grant date with an aggregated fair value of $63,000 under the Plan to one employee, vesting immediately. The Company recorded compensation expense of $0 and $63,000 for the three and nine months ended March 31, 2020, respectively.

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

During the three months ended March 31, 2021 and 2020, nil and $346,439 were recorded as stock-based compensation expense, respectively. During the nine months ended March 31, 2021 and 2020, nil and $1,252,756 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2020	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of March 31, 2021	17,000	$6.05

Options exercisable, as of March 31, 2021	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at March 31, 2021:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	1.84 years	$10.05	2,000	1.84 years
$5.50	15,000	0.32 years	$5.50	15,000	0.32 years
	17,000			17,000

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2021	2020
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	76,291	376,398
Accumulated deficit	(6,224,293)	(6,199,188)
	(5,790,558)	(5,465,346)
Trans Pacific Logistics Shanghai Ltd.	(1,175,332)	(1,077,015)
Blumargo IT Solution Ltd.	(4,036)	-
Total	$(6,969,926)	$(6,542,361)

Note 16. COMMITMENTS AND CONTINGENCIES

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of March 31, 2021 and June 30, 2020, the Company has estimated its severance payments of approximately $106,000 and $84,000, respectively, which have not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

Note 17. INCOME TAXES

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

The Company’s income tax expenses for the three and nine months ended March 31, 2021 and 2020 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2021	2020	2021	2020

Current
U.S.	$-	$-	$(3,450)	$-
PRC	-	(189,510)	-	(204,257)
Total income tax expenses	-	(189,510)	(3,450)	(204,257)

The Company’s deferred tax assets are comprised of the following:

	March 31, 2021	June 30, 2020
Allowance for doubtful accounts
U.S.	$1,702,000	$1,329,000
PRC	3,082,000	2,888,000

Net operating loss
U.S.	2,498,000	1,756,000
PRC	1,496,000	1,490,000
Total deferred tax assets	8,778,000	7,463,000
Valuation allowance	(8,778,000)	(7,463,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020 which may reduce future federal taxable income. During the three and nine months ended March 31, 2021, approximately $1,022,000 and $2,718,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $215,000 and $571,000, respectively. As of March 31, 2021, the Company’s cumulative NOL amounted to approximately $9,174,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2020 which may reduce future taxable income. During the three and nine months ended March 31, 2021, approximately $18,000 and $25,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,000 and $6,000, respectively. As of March 31, 2021, the Company’s cumulative NOL amounted to approximately $5,986,000 which may reduce future taxable income, of which approximately $700,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2021. The Company provided a 100% allowance for its DTA as of March 31, 2021. The net increase in valuation for the three and nine months ended March 31, 2021 amounted to approximately $616,000 and $1,315,000, respectively based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2021	2020
VAT tax payable	$1,103,624	$1,037,620
Corporate income tax payable	2,344,500	2,180,727
Others	67,314	62,001
Total	$3,515,438	$3,280,348

Note 18. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2021, two customers accounted for approximately 69.6% and 25.8% of the Company’s revenues. As of March 31, 2021, one customer accounted for approximately 96.2% of the Company’s accounts receivable, net.

For the three months ended March 31, 2020, two customers accounted for approximately 62.2% and 36.9% of the Company’s revenues, respectively. As of March 31, 2020, one customer accounted for approximately 85.9% of the Company’s gross accounts receivable.

For nine months ended March 31, 2021, one customer accounted for approximately 87.3% of the Company’s revenues. As of March 31, 2021, one customer accounted for approximately 96.2% of the Company’s accounts receivable, net.

For nine months ended March 31, 2020, three customers accounted for approximately 40.0%, 29.1% and 28.3% of the Company’s revenues, respectively. As of March 31, 2020, one customer accounted for approximately 85.9% of the Company’s gross accounts receivable.

Major Suppliers

For the three months ended March 31, 2021, two suppliers accounted for approximately 57.4% and 24.7% of the total costs of revenue, respectively.

For the three months ended March 31, 2020, two suppliers accounted for approximately 48.3% and 28.0% of the total cost of revenues, respectively.

For the nine months ended March 31, 2021, two suppliers accounted for approximately 49.4% and 33.8% of the total cost of revenues.

For the nine months ended March 31, 2020, four suppliers accounted for approximately 27.2%, 24.7%, 18.2% and 10.0% of the total cost of revenues, respectively

Note 19. SEGMENT REPORTING

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

The following tables present summary information by segment for the three and nine months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	$-	$953,194	$-	$-	$953,194
Cost of revenues	$-	$1,098,922	$-	$-	$1,098,922
Gross profit	$-	$(145,728)	$-	$-	$(145,728)
Depreciation and amortization	$88,407	$4,641	$-	$-	$93,048
Total capital expenditures	$-	$-	$-	$922,438	$922,438
Gross margin%	-%	(15.3)%	-%	-%	(15.3)%

	For the Three Months Ended March 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Others	Total
Net revenues	$500,000	$853,979	*	$-	$-	$1,353,979
Cost of revenues	$67,841	$821,266	*	$-	$-	$889,107
Gross profit	$432,159	$32,713		$-	$-	$464,872
Depreciation and amortization	$79,732	$3,421		$-	$-	$83,153
Total capital expenditures	$-	$-		$-	$-	$-
Gross margin%	86.4%	3.8%		-%	-%	34.3%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the three months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $2.0 million and $2.0 million, respectively. There was no such transaction for the three months ended March 31, 2021.

	For the Nine Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	$206,845	$3,767,588	$-	$-	$3,974,433
Cost of revenues	$176,968	$3,705,644	$-	$-	$3,882,612
Gross profit	$29,877	$61,944	$-	$-	$91,821
Depreciation and amortization	$246,485	$11,691	$-	$-	$258,176
Total capital expenditures	$-	$-	$-	$922,438	$922,438
Gross margin%	14.4%	1.6%	-%	-%	2.3%

	For the Nine Months Ended March 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Others	Total
Net revenues	$1,500,000	$3,599,620	*	$61,709	$-	$5,161,329
Cost of revenues	$230,248	$2,042,595	*	$55,313	$-	$2,328,156
Gross profit	$1,269,752	$1,557,025		$6,396	$-	$2,833,173
Depreciation and amortization	$261,648	$7,704		$50,920	$-	$320,272
Total capital expenditures	$6,979	$-		$-	$-	$6,979
Gross margin%	84.7%	43.3%		10.4%	-%	54.9%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the nine months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively. There was no such transaction for the nine months ended March 31, 2021.

Total assets as of:

	March 31,	June 30,
	2021	2020
Shipping Agency and Management Services	$49,610,687	$2,531,074
Freight Logistic Services	3,833,588	3,176,165
Container Trucking Services	21,862	30,863
Others	922,438	-
Total Assets	$54,388,575	$5,738,102

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also review unaudited condensed consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
PRC	$953,194	853,979	3,767,588	3,599,620
U.S.	-	500,000	206,845	1,561,709
Total revenues	$953,194	$1,353,979	$3,974,433	$5,161,329

Note 20. RELATED PARTY TRANSACTIONS

As of March 31, 2021 and 2020, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2021	2020
Tianjin Zhiyuan Investment Group Co., Ltd.	$384,331	$484,331
Less: allowance for doubtful accounts	(384,331)	(48,433)
Total	$-	$435,898

In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical & Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process.

Starting in late 2020, Mr, Zhang started selling off his shares of the Company and does not own shares of the Company as of March 31, 2021 and no longer a related party. Management’s reassessed the collectability and decided to make additional $345,898 allowance for doubtful accounts as of March 31, 2021. There was no recovery for the three months ended March 31, 2021 and 2020. For the nine months ended March 31, 2021 and 2020, the Company recovered $10,000 and $41,341, respectively, of allowance for doubtful accounts of the amount due from Zhiyuan.

As of March 31, 2021, the Company had payable to the CEO of $11,197 and to the acting CFO of $2,132 which was included in other payable. As of June 30, 2020, the Company had payable to the CEO of $6,279 and to the Acting CFO of $26,570 which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Note 21. SUBSEQUENT EVENTS

On April 13, 2021, the Company formed a joint venture in which the Company owned 99% equity interest of Hainan Saimeinuo Trading Co., Ltd., in the free tax zone in Hainan Province, China, with a register capital of approximately $1.5 million. This subsidiary primarily engages in freight logistics services.

On April 21, 2021, the Company entered into a cooperation agreement with Mr. Bangpin Yu to set up a joint venture in U.S. named “Brilliant Warehouse Service Inc” to support its freight logistics services in the U.S. The Company has a 51% equity interest in the joint venture.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency and freight logistic services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives. In fiscal year 2021, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop a brand-new business model.

Starting from March 2021, we are pursuing the development of blockchain technology to leverage information technology and other innovative technologies in our business platform. These types of technology may be helpful in expanding our traditional logistics service expertise. We are accepting Bitcoin as a form of payment for our global shipping, freight, and logistics services since March 2021. We also hope to use the blockchain technology to resolve the problems of outstanding account receivables.

To further strengthen our capabilities and accelerate the buildout of our business as we pursue major opportunities in the rapidly growing cryptocurrency market and digital economy, we plan to partner with a blockchain infrastructure developer so we can obtain additional opportunities in non-fungible tokens (“NFTs”). We also made the strategic decision to explore NFT with developing and operating a NFT platform named CyberWorld V0.1 with e-commerce public chain CyberMiles. CyberWorld V0.1 will serve as a highly-secure, robust platform for collectors, artists, musicians and investors to create, sell and buy one of a kind, digital content represented as NFTs, providing a critical link between the virtual blockchain world and the physical world. The platform is expected to be launched in July 2021. We are making it a natural extension of our ongoing diversification and recent investments in the rapidly growing cryptocurrency market. We see this as a changing opportunity to lead and create significant value in this disruptive marketplace.

The outbreak of the novel coronavirus (“COVID-19”) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the continually expanding of COVID-19 pandemic in China and United States, our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Due to the recent surge of COVID-19 cases, our U.S. office remains closed since March 2020 and our employees have been working remotely from home. Our office closure and limited activity had led to a slower growth for our operations.

●	Our customers have been negatively impacted by the pandemic, which continue to reduce demand for the shipping agency and management as well as freight logistics services in fiscal year 2021. As a result, our revenue, gross profit and net income have been continually impacted in fiscal year 2021. Our revenue and gross profit for the three months ended March 31, 2021 were down by approximately $0.4 million, or 29.6%, and $0.6 million, or 131.3%, respectively. For the nine months ended March 31, 2021, revenue and gross profit were down by approximately $1.2 million, or 23.0% and $2.7 million, or 96.8%, respectively.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

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

We operate in three operating segments, including (1) shipping agency and management services, operated by our subsidiaries in the U.S.; (2) freight logistics services, operated by our subsidiaries in the PRC; and (3) container trucking services, operated by our subsidiaries in the U.S.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

Revenues

Revenues decreased by $400,785, or approximately 29.6% from $1,353,979 for the three months ended March 31, 2020 to $953,194 for the same period in 2021. The decrease was primarily due to the loss of revenue from our shipping management services and container trucking services during the period as a result of the stalled trade negotiations between the U.S. and China and continuing impact of COVID-19.

For the freight logistics services, we executed some existing contracts that were recognized in the prior period. This segment continues operating as our main revenue source for the fiscal year 2021.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	$-	$953,194	$-	$-	$953,194
Cost of revenues	$-	$1,098,922	$-	$-	$1,098,922
Gross profit	$-	$(145,728)	$-	$-	$(145,728)
Depreciation and amortization	$88,407	$4,641	$-	$-	$93,048
Total capital expenditures	$-	$-	$-	$922,438	$922,438
Gross margin%	-%	(15.3)%	-%	-%	(15.3)%

	For the Three Months Ended March 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Others	Total
Net revenues	$500,000	$853,979	*	$-	$-	$1,353,979
Cost of revenues	$67,841	$821,266	*	$-	$-	$889,107
Gross profit	$432,159	$32,713		$-	$-	$464,872
Depreciation and amortization	$79,732	$3,421		$-	$-	$83,153
Total capital expenditures	$-	$-		$-	$-	$-
Gross margin%	86.4%	3.8%		-%	-%	34.3%

*	For the three months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $2.0 million and $2.0 million, respectively. There was no such transaction for the three months ended March 31, 2021.

	% Changes For the Three Months Ended March 31, 2021 to 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	(100.0)%	11.6%	0.0%	0.0%	(29.6)%
Cost of revenues	(100.0)%	33.8%	0.0%	0.0%	23.6%
Gross profit	(100.0)%	(545,5)%	0.0%	0.0%	(131.3)%
Depreciation and amortization	10.9%	35.7%	0.0%	0.0%	11.9%
Total capital expenditures	0.0%	0.0%	0.0%	100.0%	100.0%
Gross margin%	(86.4)%	(19.1)%	0.0%	0.0%	(49.6)%

Disaggregated information of revenues by geographic locations are as follows:

	March 31,	March 31,
	2021	2020
PRC	$953,194	$853,979
U.S.	-	500,000
Total revenues	$953,194	$1,353,979

Revenues

(1) Shipping Agency and Management Services

For the three months ended March 31, 2021 and 2020, shipping agency and management services generated revenues of nil and $500,000, respectively, representing an approximately 100% decrease in revenues. We had the decrease in this segment because the shipping management services agreement we entered into with our customer starting in the first quarter of fiscal year 2020 expired on June 30, 2020 and was not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the three months ended March 31, 2021, revenues increased by $99,215 or approximately 11.6%. The increase was primarily due to the increased in demand of our freight logistics services as the economic started to recover after the peak of COVID-19 pandemic. We established a wholly owned entity in March 2021 and formed two joint ventures in April 2021 to support our freight logistics services. We expect the revenues from freight logistics services will continue to grow once these entities start to operate.

For the three months ended March 31, 2021, we acted as an agent in arranging the relationship between the customers and the third-party service providers and did not control the services rendered to the customers and our revenues on freight logistics contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the three months ended March 31, 2021, we acted as the principal and controlled the freight logistics services which we can recognize our revenue much faster in comparison with the same period in 2020.

(3) Revenues from Container Trucking Services

For the three months ended March 31, 2021 and 2020, no revenues were generated from container trucking services due to expiration of container trucking services contracts with our customers. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S.-China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses decreased by $1,436,126 or approximately 26.7%, from $5,388,722 for the three months ended March 31, 2020 to $3,952,596 for the three months ended March 31, 2021. This decrease was mainly due to the decrease in provision for doubtful accounts and stock-based compensation, offset by cost of revenues and general and administrative expenses as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2021		2020		Change
	US$	%	US$	%	US$	%

Revenues	953,194	100.0%	1,353,979	100.0%	(400,785)	(29.6)%
Cost of revenues	1,098,922	115.3%	889,107	65.7%	209,815	23.6%
Gross margin	(15.3)%	N/A	34.3%	N/A	(49.6)%	N/A
Selling expenses	78,117	8.2%	79,099	5.8%	(982)	(1.2)%
General and administrative expenses	1,523,745	159.9%	952,661	70.4%	571,084	59.9%
Provision for doubtful accounts, net of recovery	1,251,812	131.3%	3,121,416	230.5%	(1,869,604)	(59.9)%
Stock-based compensation	-	-	346,439	25.6%	(346,439)	(100.0)%
Total costs and expenses	3,952,596	414.7%	5,388,722	398.0%	(1,436,126)	(26.7)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $1,098,922 for the three months ended March 31, 2021, an increase of $209,815, or approximately 23.6%, as compared to $889,107 for the same period in 2020. The overall cost of revenues as a percentage of our revenues increased from approximately 65.7% for the three months ended March 31, 2020, to approximately 115.3% for the same period in 2021. The increase of costs was mainly because the costs of our PRC domestic and export services to our freight carriers were higher for the three months ended March 31, 2021 compared to the same period in 2020. As our freight carriers have been negatively impacted by the COVID-19 pandemic, the unit price our freight carriers charged us for domestic logistics services increased. As a result of the increased cost of revenues, our gross profit margin decreased by approximately 49.6% from approximately 34.3% for the three months ended March 31, 2020 to approximately negative 15.3% for the same period in 2021. We expect our cost of revenues to increase if we start to operate our new formed entities which we set up to support our freight logistics services.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended March 31, 2021, we had $78,117 of selling expenses, as compared to $79,099 for the same period in 2020, which represents a decrease of $982 or approximately 1.2%. Our selling expenses were relatively stable for the three months ended March 31, 2021 and 2020.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended March 31, 2021, we had $1,523,745 of general and administrative expenses, as compared to $952,661 for the same period in 2020, representing an increase of $571,084, or approximately 59.9%. The increase was mainly due to the increase in professional expenses as we spend more resources on business development to expand our business, with expenses including professional fees for seeking potential acquisition target, and consulting expenses for new business development.

Provision for Doubtful Accounts, net of recovery

We made $1,345,858 provision for doubtful accounts and offset by the recoveries of other receivable of $94,046 for the three months ended March 31, 2021 compared to $3,121,416 provision for doubtful accounts for the same period in 2020, a decrease of $1,869,604, or approximately 59.9%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account and other receivables.

Stock-based Compensation

Stock-based compensation was nil for the three months ended March 31, 2021, a decrease of $346,439 or 100.0%, as compared to $346,439 for the same period in 2020. Stock-based compensation decreased significantly from the three months ended March 31, 2020 to the same period in 2021 due to no stock award was granted as a result of the decline in revenue.

Operating loss

We had an operating loss of $2,999,402 for the three months ended March 31, 2021, compared to $4,034,743 for the same period in 2020. Such change was the result of the combination of the changes discussed above.

Other income (expenses), net

Total other expenses, net was $519,547 for the three months ended March 31, 2021, a decrease of approximately $540,807 or 2,543.8%, as compared to other income, net of $21,260 for the same period in 2020. The change was caused by increase in other expenses due to settlement payment of $0.8 million pursuant to a settlement agreement signed on February 26, 2021 to settle a series of contractual disputes between the Company and its former business partners. All parties agreed not to pursue any further legal actions after the settlement payment. The increase was offset by the PPP loan forgiveness which we recorded as a gain of approximately $0.1 million and the income generated from cryptocurrencies mining of approximately $0.2 million.

Taxation

We recorded income tax expense nil and $189,510 for three months ended March 31, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the three months ended March 31, 2021, approximately $1,022,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $215,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $700,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the three months ended March 31, 2021, approximately $18,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of March 31, 2021. The net increase in valuation for the three months ended March 31, 2021 amounted to approximately $616,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $3,518,949 for the three months ended March 31, 2021, compared to $4,202,993 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to us was $3,481,261 for the three months ended March 31, 2021, compared to $3,818,094 for the same period in 2020. Comprehensive loss attributable to us was $3,557,594 for the three months ended March 31, 2021, compared to $3,993,529 for the same period in 2020.

Comparison of the Nine Months ended March 31, 2021 and 2020

Revenues

Revenues decreased by $1,186,896, or approximately 23.0%, from $5,161,329 for the nine months ended March 31, 2020 to $3,974,433 for the same period in 2021. The decrease was primarily due to the loss of revenue from several customer contracts for our shipping management services and no revenue generated from our container trucking services during the period. One of our shipping management services contracts we entered into with customers starting in the first quarter of fiscal year 2020 expired during the quarter. The decrease was also due to the decrease in revenues from container trucking services as our service contracts with customers had expired and there was no new business for this segment partly because of the stalled trade negotiations between the U.S. and China. As some of our existing freight logistics services contacts has been executed during the nine months ended March 31, 2021, this segment was our main revenue source for the nine months ended March 31, 2021.

The following tables present summary information by segments mainly regarding the top-line financial results for the nine months ended March 31, 2021 and 2020:

	For the Nine Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	$206,845	$3,767,588	$-	$-	$3,974,433
Cost of revenues	$176,968	$3,705,644	$-	$-	$3,882,612
Gross profit	$29,877	$61,944	$-	$-	$91,821
Depreciation and amortization	$246,485	$11,691	$-	$-	$258,176
Total capital expenditures	$-	$-	$-	$922,438	$922,438
Gross margin%	14.4%	1.6%	-%	-%	2.3%

	For the Nine Months Ended March 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Others	Total
Net revenues	$1,500,000	$3,599,620	*	$61,709	$-	$5,161,329
Cost of revenues	$230,248	$2,042,595	*	$55,313	$-	$2,328,156
Gross profit	$1,269,752	$1,557,025		$6,396	$-	$2,833,173
Depreciation and amortization	$261,648	$7,704		$50,920	$-	$320,272
Total capital expenditures	$6,979	$-		$-	$-	$6,979
Gross margin%	84.7%	43.3%		10.4%	-%	54.9%

*	For the nine months ended March 31, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $24.0 million and $22.5 million, respectively. There was no such transaction for the nine months ended March 31, 2021.

	% Changes For the Nine Months Ended March 31, 2021 to 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	(86.2)%	4.7%	(100.0)%	0.0%	(23.0)%
Cost of revenues	(23.1)%	81.4%	(100.0)%	0.0%	66.8%
Gross profit	(97.6)%	(96.0)%	(100.0)%	0.0%	(96.8)%
Depreciation and amortization	(5.8)%	51.8%	(100.0)%	0.0%	(19.4)%
Total capital expenditures	(100.0)%	0.0%	0.0%	100.0%	13,117.3%
Gross margin%	(70.2)%	(41.6)%	(10.4)%	0.0%	(52.6)%

Disaggregated information of revenues by geographic locations are as follows:

	March 31,	March 31,
	2021	2020
PRC	$3,767,588	$3,599,620
U.S.	206,845	1,561,709
Total revenues	$3,974,433	$5,161,329

Revenues

(1) Shipping Agency and Management Services

For the nine months ended March 31, 2021 and 2020, shipping agency and management services generated revenues of $206,845 and $1,500,000, respectively, representing an approximately 86.2% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the nine months ended March 31, 2021, revenues were comparable to the same period 2020. We established a wholly owned entity in March 2021 and formed two joint ventures in April 2021 to support our freight logistics services. We expect the revenues from freight logistics services will continue to grow once these entities start to operate.

For the nine months ended March 31, 2020, we acted as an agent in arranging the relationship between the customers and the third-party service providers and did not control the services rendered to the customers and our revenues on freight logistics contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the nine months ended March 31, 2021, we acted as the principal and controlled the freight logistics services which we can recognize our revenue much faster in comparison with the same period in 2020.

(3) Revenues from Container Trucking Services

For the nine months ended March 31, 2021 and 2020, revenues generated from container trucking services were nil and $61,709, respectively. Overall revenues from this segment decreased by $61,709 or 100.0%. The decrease in revenues from this segment was primarily due to expiration of container trucking services contracts with our customers as the pending trade negotiations between the U.S. and China. The related gross profit decreased by $6,395 from $6,395 gross profit for the nine months ended March 31, 2020 to nil for the same period in 2021. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S.-China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses decreased by $2,380,338 or approximately 21.1%, from $11,279,147 for the nine months ended March 31, 2020 to $8,898,809 for the nine months ended March 31, 2021. This decrease was mainly due to the decrease in selling expenses, impairment loss of fixed assets and intangible asset, provision for doubtful accounts and stock-based compensation, offset by cost of revenues and general and administrative expenses as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2021		2020		Change
	US$	%	US$	%	US$	%

Revenues	3,974,433	100.0%	5,161,329	100.0%	(1,186,896)	(23.0)%
Cost of revenues	3,882,612	97.7%	2,328,156	45.1%	1,554,456	66.8%
Gross margin	2.3%	N/A	54.9%	N/A	(52.6)%	N/A
Selling expenses	220,509	5.5%	335,253	6.5%	(114,744)	(34.2)%
General and administrative expenses	3,541,414	89.1%	2,746,180	53.2%	795,234	29.0%
Impairment loss of fixed assets and intangible asset	-	-	327,632	6.3%	(327,632)	(100.0)%
Provision for doubtful accounts, net of recovery	1,254,274	31.6%	4,289,170	83.1%	(3,034,896)	(70.8)%
Stock-based compensation	-	-	1,252,756	24.3%	(1,252,756)	(100.0)%
Total costs and expenses	8,898,809	223.9%	11,279,147	218.5%	(2,380,338)	(21.1)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $3,882,612 for the nine months ended March 31, 2021, an increase of $1,554,456, or approximately 66.8%, as compared to $2,328,156 for the same period in 2020. The overall cost of revenues as a percentage of our revenues increased from approximately 45.1% for the nine months ended March 31, 2020, to approximately 97.7% for the same period in 2021. The increase of costs was mainly due to the fact that the costs of our PRC domestic and export services to our freight carriers were higher for the nine months ended March 31, 2021 compared to the same period in 2020 as our freight carriers have been negatively impacted by the COVID-19 pandemic so the unit price our freight carriers charged us for domestic logistics services increased. In addition, for certain export contracts that were delayed by the pandemic in fiscal year 2020, we incurred higher costs to reschedule and fulfil those orders for the nine months ended March 31, 2021. Starting in the fourth quarter of fiscal year 2020, we began to provide shipping agency services. The increase of costs was also due to the fact that we just started shipping agency service, and the costs for shipping agency which included service fees from the subcontractors were higher in 2020 than that in 2019 in which we provided shipping management service utilizing our operational staffs. As a result, our gross profit margin decreased by approximately 52.6% from approximately 54.9% for the nine months ended March 31, 2020 to approximately 2.3% for the same period in 2021. We expect our cost of revenues to increase if we start to operate our new formed entities which we set up to support our freight logistics services.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the nine months ended March 31, 2021, we had $220,509 of selling expenses, as compared to $335,253 for the same period in 2020, which represents a decrease of $114,744 or approximately 34.2%. The decrease was mainly due to approximately $112,000 decrease in salaries and travel expenses as we have less employees and limited activities for our selling team under COVID-19 comparing to the same period of 2020.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the nine months ended March 31, 2021, we had $3,541,414 of general and administrative expenses, as compared to $2,746,180 for the same period in 2020, representing an increase of $795,234, or approximately 29.0%. The increase was mainly due to the increase in professional expenses of $987,000 as we spend more resources on business development to expand our business, with expenses including due diligence and professional fees for seeking potential acquisition target, and consulting expenses for new business development, offset by the decrease in IT expense of approximately $251,000, the decrease in depreciation expenses of approximately $62,000 as some of our fixed assets have been fully depreciated.

Impairment loss of fixed assets and intangible asset

For the nine months ended March 31, 2020, we recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the freight logistics services, inland transportation management services and container trucking services segments. There was no such transaction for the nine months ended March 31, 2021.

Provision for Doubtful Accounts, net of recovery

We made $1,390,982 provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,492, the recoveries of other receivable of $124,216 and other receivable - related party of $10,000 for the nine months ended March 31, 2021 compared to $4,429,877 provision for doubtful accounts and offset by the recoveries of accounts receivable of $99,366 and other receivable - related party of $41,341 for the same period in 2020, an decrease of $3,034,896, or approximately 70.8%. This decrease of provision for doubtful accounts was mainly due to the decrease in revenue and collections of prior outstanding account receivables.

Stock-based Compensation

Stock-based compensation was nil for the nine months ended March 31, 2021, a decrease of $1,252,756 or 100.0%, as compared to $1,252,756 for the same period in 2020. Stock-based compensation decreased significantly from the nine months ended March 31, 2020 to the same period in 2021 due to no stock award was granted as a result of the decline in revenue.

Operating loss

We had an operating loss of $4,924,376 for the nine months ended March 31, 2021, compared to $6,117,818 for the same period in 2020. Such change was the result of the combination of the changes discussed above.

Other income (expenses), net

Total other expenses, net was $433,139 for the nine months ended March 31, 2021, a decreased of approximately $440,242 or 6,198.0%, as compared to other income, net of $7,103 for the same period in 2020. The change was caused by increase in other expenses due to the increase in a settlement payment of a dispute on cooperative profit sharing of approximately $0.8 million. The increase was offset by the PPP loan forgiveness which we recorded as a gain of approximately $0.1 million and the income generated from cryptocurrencies mining of approximately $0.2 million.

Taxation

We recorded income tax expense $3,450 and $204,257 for the nine months ended March 31, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the nine months ended March 31, 2021, approximately $2,718,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $571,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $700,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the nine months ended March 31, 2021, approximately $25,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $6,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of March 31, 2021. The net increase in valuation for the nine months ended March 31, 2021 amounted to approximately $1,315,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $5,360,965 for the nine months ended March 31, 2021, compared to $6,314,972 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to us was $5,317,971 for the nine months ended March 31, 2021, compared to $5,852,780 for the same period in 2020. Comprehensive loss attributable to us was $4,967,188 for the nine months ended March 31, 2021, compared to $6,324,411 for the same period in 2020.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2021, we had $47,784,277 in cash (cash on hand and cash in bank). We held approximately 99.8% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 0.2% of our cash in banks located in the PRC.

As of March 31, 2021, we had the following loans outstanding:

Loans	Maturities	Interest rate	March 31, 2021
Small business administration loan	May 2050	3.75%	$155,900

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(6,155,077)	$(3,641,119)
Net cash used in investing activities	$(922,438)	$(6,979)
Net cash provided by financing activities	$54,200,577	$885,946
Effect of exchange rate fluctuations on cash	$530,033	$(237,386)
Net increase (decrease) in cash	$47,653,095	$(2,999,538)
Cash at the beginning of period	$131,182	$3,142,650
Cash at the end of period	$47,784,277	$143,112

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2021	2020	Variation	%

Total Current Assets	$49,495,281	$1,913,319	$47,581,962	2,486.9%
Total Current Liabilities	$5,581,045	$5,808,865	$(227,820)	(3.9)%
Working Capital (Deficit)	$43,914,236	$(3,895,546)	$47,809,782	(1,227.3)%
Current Ratio	8.87	0.33	8.54	2,592.5%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2021, our working capital was approximately $43.9 million and we had cash of approximately $47.8 million. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

Operating Activities

Our net cash used in operating activities was approximately $6.2 million for the nine months ended March 31, 2021. The operating cash outflow for the nine months ended March 31, 2021 was primarily attributable to our net loss of $5.4 million, adjusted by non-cash items of approximately $1.3 million of provision for doubtful accounts, net of recovery. We had an increase in other receivables of approximately $0.9 million as we paid additional refundable deposit on behalf of our customers, an increase in advances to suppliers - third parties as we made advances to our suppliers of approximately $0.6 million, and a decrease in accrued expenses and other current liabilities of approximately $0.9 million offset by an increase of approximately $0.4 million in deferred revenues as we signed an entered into a freight logistics services agreement with a new client.

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

Investing Activities

Net cash used in investing activities was $922,438 for the nine months ended March 31, 2021, mainly for the purchase of cryptocurrencies mining equipment.

Net cash used in investing activities was $6,979 for the nine months ended March 31, 2020, mainly for the purchase of computer equipment and making office leasehold improvement.

Financing Activities

Net cash provided by financing activities was approximately $54.2 million for the nine months ended March 31, 2021 due to cash proceeds received from issuance of common stock to private investors for approximately $52.8 million and cash proceeds received from issuance of preferred stock to a private investor for approximately $1.4 million.

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

There have been no other material changes during the nine months ended March 31, 2021 in our significant accounting policies from those previously disclosed in our annual report for the fiscal year ended June 30, 2020. The discussion of our critical accounting policies are contained in Note 2 to our unaudited condensed consolidated financial statements in this report, “Summary of our Significant Accounting Policies”.

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

As of March 31, 2021, we carried out an evaluation, under the supervision of and with the participation of its management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Acting Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 28, 2021)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2021)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2021)

10.2	Employment Agreement by and between Mr. Lei Nie and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2021)

10.3	Employment Agreement by and between Mr. Xintang You and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2021)

10.4	Securities Purchase Agreement dated February 6, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2021)

10.5	Placement Agreement dated February 5, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 8, 2021)

10.6	Securities Purchase Agreement dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.7	Securities Purchase Agreement dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.8	Purchase and Entrusted Management Agreement by and between Sino-Global Shipping America, Ltd. and Hebei Yanghuai Technology Co., Ltd. dated March 3, 2021

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

May 13, 2021	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

May 13, 2021	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)