Form 10-K
period 2021-06-30
Sino-Global Shipping America, Ltd.
filed 2021-09-29
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $10,990,059.

The number of shares of common stock outstanding as of September 28, 2021 was 16,152,113.

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

iii

PART I

Item 1. Business.

Overview

Sino-Global Shipping America, Ltd. (“Sino,” the “Company,” or “we”), a Virginia corporation, was founded in 2001. Sino is a non-asset based global shipping and freight logistics integrated solution provider. Sino provides tailored solutions and value-added services to its customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistics chain. We operate in four operating segments, including (1) shipping agency and management services, operated by our subsidiary in Hong Kong and the U.S.; (2) inland transportation management services, operated by our subsidiaries in the U.S.; (3) freight logistics services, operated by our subsidiaries in the PRC and the U.S.; and (4) container trucking services, operated by our subsidiaries in the PRC and the U.S. In addition to its shipping services, the Company has recently entered the cryptocurrency industry.

We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S., where a majority of our clients are located.

Company Structure

The Company conducts its business primarily through its subsidiaries and contractually controlled affiliates (“VIEs”) in the People’s Republic of China (the “PRC”) (including Hong Kong) and the U.S., where a majority of its clients are located.

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

As an effort to further diversify our business, in the second quarter of fiscal 2018, we developed our bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities that traditionally are shipped by freight cargo. Freight cargo rate is usually lower than that of container freight rate; however, the transit time is much longer and has high minimum quantity requirements. With the Chinese government banning the import of environmental wastes by the end of 2017, the empty container rate of COSCO Group’s container shipping from the United States to China has been further reduced. We temporarily suspended this service in fiscal year 2019 due to market environment factors in 2019 and have continued this suspension in light of the worldwide impact of the coronavirus pandemic.

In the first quarter of fiscal 2018, we established a wholly-owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd. which primarily engages in transportation management and freight logistics services.

Starting with fiscal year 2019, trade dynamics have made it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, we realized lower shipping volumes and less utilization of its online platform, which has caused us to shift our focus back to the shipping agency business. The shipping agency industry in China has improved and the number of shipping agencies in overall in the country has decreased, due to both price and the inability of competitors to embrace technology as a resource in serving client needs.

On September 3, 2018, the Company entered into a cooperation agreement with Ningbo Far-East Universal Shipping Agency Co., Ltd to set up a joint venture in Hong Kong named Bright Far East International Shipping Agency Co., Ltd., to engage in worldwide shipping agency operations. The Company has a 51% equity interest in the joint venture. On May 23, 2019, Bright Far East International Shipping Agency Co., Ltd. was incorporated in New York and its registration in Hong Kong was terminated. There were no major operations of the joint venture for the year ended June 30, 2020. Currently, we are conducting the shipping agency business through our wholly-owned Hong Kong subsidiary.

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

On March 19, 2021, the Company established a wholly owned subsidiary, Cullinan Global Logistics Inc, to support its freight logistics services in the U.S.

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

On March 2, 2021, the Company entered into a purchase agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining servers. The total gross purchase price was $4.6 million. The total computing power will reach 50,440 t/s. After the transaction is completed, Yanghuai will manage and operate the servers at Yanghuai’s site with no further charge from March 10, 2021 through March 9, 2022, after which time Sino-Global may engage Yanghuai to continue providing service for a fee. The first cash payment of approximately $0.9 million was paid within 15 days after the date of signing the Agreement. The second cash payment of approximately $0.9 million will be paid within 15 days after the date of acceptance of the servers and a special VAT invoice provided by Yanghuai.

On September 17, 2021, Sino-Global Shipping America, Ltd. (the “Company”) entered into a Digital Currency Mining Server Purchase Price Adjustment Agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (the “Seller”) to restructure the Purchase and Entrusted Management Agreement entered into between two parties on March 2, 2021 (the “Purchase Agreement”) to buy 2,783 digital currency mining servers from the Seller. Due to a subsequent change in Chinese regulatory policy that prevented the Seller from operating the servers as needed to meet agreed upon performance targets under the Purchase Agreement, the two parties have restructured the Purchase Agreement to reduce the purchase price from RMB 30 million to RMB 6 million and to allocate the purchased mining equipment between the Company and the Seller. The Seller has agreed to transport digital currency mining servers representing half of the agreed 50,440 t/s in computing power (or a total of 25,220 t/s in computing power) to Ningbo, China.

On March 18, 2021, Sino-Global Shipping America, Ltd. (the “Company”) announced the launch of a new exchange for NFTs (non-fungible tokens) in collaboration with e-commerce public chain CyberMiles.

On March 24, 2021, the Company agreed to acquire a 60% ownership of Super Node LLC, which is a blockchain infrastructure developer and service provider, in cash or stock transaction for $5.0 million subject to valuation. The transaction is subject to the satisfaction of warranties and representations under the purchase agreement. This deal is ongoing and is expected to close later this year. Acquiring equity interest in Super Node LLC can further strengthens the Company’s capabilities and accelerates the buildout of its business as it pursues major opportunities in the rapidly growing cryptocurrency market and digital economy.

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

With the establishment of our subsidiary in Los Angeles, we added cargo forwarding services to our service platform in the second quarter of fiscal 2017, which is included in our inland transportation business line for the year ended June 30, 2016. As we are developing our cargo forwarding services, the Company provides freight logistics services and container trucking services as two new business segments in fiscal 2017. During fiscal year 2018, the Company began to provide bulk cargo container services to the customers. On November 13, 2019, the Company entered into a cooperation agreement with Shanming Liang, a director of Guangxi Jinqiao Industrial Group Co., Ltd., to cooperate and expand the bulk cargo container services business. Subsequent to our execution of a restructured agreement with Hebei Yanghuai, our partnership will allow us to expand our capacity in the U.S. It remains our intent to grow our business in the U.S. In addition, we plan to switch to a direct mining business rather than contract with third parties in order to have greater control over this growth segment and to optimize our gross margin.

Our Goals and Strategic Plan

By leveraging our reputation, extensive business relationships, technical ability and in-depth knowledge of the shipping industry, our goal is to further strengthen our position as a leading global logistics solution provider that offers innovative resolutions to better address complex issues in different aspects in the entire shipping and freight logistics chain.

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

In fiscal 2021, while we continued to provide our current traditional logistics business, we integrated the traditional business with modern technology to develop a brand-new business model. On September 27, 2020, we signed a MOU with EMB Technology Co., LTD (“EMB”). Our company and EMB will combine the advantages of traditional logistics business/new technology and match the marketing economic requirements of the post-covid-19 world, gathering our many years of industry experience and customer group, with big data analysis, artificial intelligence, machine learning technologies, research and development platforms for the new business model, joint business partner’s data interface, to change the traditional business model from delivery to businesses into delivery directly to customers.

Starting from March 2021, the Company entered the cryptocurrency sector. The Company plans to leverage information technology and other innovative technologies in its business platform. These types of technology may be helpful in expanding its traditional logistics service expertise. On March 18, 2021, we announced the launch of a new exchange for NFTs (non-fungible tokens) in collaboration with e-commerce public chain CyberMiles.

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

For the year ended June 30, 2021, one customer accounted for approximately 89.7% of the Company’s revenues. As of June 30, 2021, one customer accounted for approximately 87.6% of the Company’s accounts receivable, net. For the year ended June 30, 2020, three customers accounted for approximately 42%, 23% and 22% of the Company’s revenues, respectively. As of June 30, 2020, all of these customers accounted for approximately 87% of the Company’s accounts receivable, net.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met.

For the year ended June 30, 2021, two suppliers accounted for approximately 55.4% and 28.6% of the total costs of revenue, respectively. For the year ended June 30, 2020, three suppliers accounted for 26%, 18% and 16% of the total costs of revenue, respectively.

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

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

●	Continuing to streamline our business operations and improve our operating efficiency through innovative technology, effective planning, budgeting, execution and cost control;

●	Diversifying our business to focus on providing innovative technology based solution to our customers to promote our sustainable business growth;

●	The current market of China’s shipping agency industry is mature comparing to what it was ten years ago when the shipping agency industry was fueled by the massive construction of China’s infrastructure, yet the over-supply of shipping agencies has also shrunk the profits of the industry. Many shipping agencies were constrained by the small size and the limited services. SINO is a NASDAQ-listed company that already has more flexibility in capital raising comparing to companies that are not on a U.S. major stock exchange or private companies. We already have a network that covers the US East coast, West coast, Canada, Australia, Hong Kong, Beijing, and Ningbo. We maintain strong relationships with customers and market resources. The current shipping agency market is more competitive yet enables companies like us who have better resources in this market niche to expand.

Our Challenges

We face significant challenges when executing our strategy, including:

●	Given the complexity and length of restructuring our business, we face the challenge of generating sufficient cash from our current business activities to support our daily operations during the transition;

●	We may not be able to establish a separate department to solve critical issues in today’s shipping logistics industry;

●	We may not be able to manage our growth when we form more joint ventures for our shipping agency business as we need to better our standard operating and control procedures which may pose more challenges to our management.

●	We may not have or not be able to get the necessary funds to continue to expand our service and market our services successfully;

●	Our ability to respond to increasing competitive pressure on our growth and margins;

●	Our ability to gain further expertise and to serve new customers in new service areas;

●	From time to time, we may have difficulty carrying out services effectively and in a profitable way due to the cyclical nature of the shipping industry, which could lead to a prolonged period of sluggish demand for our services;

●	Our ability to respond promptly to a changing regulatory environment, macroeconomic conditions, industry trends, and competitive landscape; and

●	Developing a winning business model takes time and a new business model may not be recognized by the market immediately. As a publicly traded company, management may be forced to fulfill near-term performance goals that may not be consistent with the Company’s long-term vision.

●	Our recent expansion into the cryptocurrency industry has been hampered by changes in Chinese regulations.

Our Competition

The market segments that we serve do not have high entry barriers. There are many companies ranging from small to large in China that provide shipping and freight-related logistics services. At present, the state-owned companies in China still dominate the industry and generate a majority of the revenues in the industry. These companies have greater service capabilities, a larger customer base and more financial, marketing, network and human resources than we do. Most of them engage in a wide range of businesses and involve many aspects of the industry chain. However, we focus on providing tailored solutions and value-added services to select high-profile customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. As a boutique company that provides specialized services with limited resources and history, we face intense competition in the particular market segments that we serve. Our ability to be successful in our industry depends on our deep understanding of the complexity of industry issues and challenges and our technical ability to develop best solutions to respond to the identified issues and provide effective problem-solving strategies to our targeted customers to achieve the fastest and most cost-effective outcomes. Our value-added services and innovative approaches are recognized by our customers, which helps us to gain additional market share and compete effectively with the companies that may be better capitalized than we are or may provide services we do not or cannot provide to our customers.

Employees

As of the date of this report, we have 42 full-time employees and one part-time employee, 19 of whom are based in China. Of the total full time employees, 10 are in management, 13 are in operations, 9 are in finance and accounting and 10 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Recent Development

On September 17, 2021, we entered into a Digital Currency Mining Server Purchase Price Adjustment Agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (the “Seller”) to restructure the Purchase and Entrusted Management Agreement entered into between two parties on March 2, 2021 (the “Purchase Agreement”) to buy 2,783 digital currency mining servers from the Seller. Due to a subsequent change in Chinese regulatory policy that prevented the Seller from operating the servers as needed to meet agreed upon performance targets under the Purchase Agreement, the two parties have restructured the Purchase Agreement to reduce the purchase price from RMB 30 million to RMB 6 million and to allocate the purchased mining equipment between the Company and the Seller. The Seller has agreed to transport digital currency mining servers representing half of the agreed 50,440 t/s in computing power (or a total of 25,220 t/s in computing power) to Ningbo, China first, and then ship to the U.S.

Coronavirus (COVID-19) Update

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in China and has since spread rapidly globally. The outbreak of COVID-19 has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In 2020, COVID-19 had a material impact on our business, financial condition, and results of operations. including, but not limited to, the following:

●	We temporally closed our offices in early 2020, as required by relevant PRC and U.S. regulatory authorities. Our offices were subsequently reopened pursuant to local guidelines. In 2020, the pandemic caused disruptions in our operations and supply chains, which resulted in delays in the shipment of products to certain of our customers.

●	A large number of our employees were in mandatory self-quarantine and the entire business operations of the Company halted for several months the Spring of 2020.

●	Our customers were negatively impacted by the pandemic, which reduced the demand of our services. As a result, our revenue and income were negatively impacted in 2020.

After the second quarter of 2020, the COVID outbreak in China has gradually been controlled. Our business has also returned to normal operations, although management assessed that our results of operations had been negatively impacted for the year. COVID-19 could adversely affect our business and results of operations in 2021 if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company such as us.

Item 1B. Unresolved Staff Comments.

The Company does not have any unresolved or outstanding staff comments.

Item 2. Properties.

We currently rent four facilities in the PRC, Hong Kong and the United States. Our PRC headquarter is in Beijing, and our U.S. headquarter is in New York.

Office	Address	Rental Term	Space
New York, USA	98 Cutter Mill Rd Suite 322, Great Neck New York, 11021	Expires 07/31/2026	3,033 ft2

New York, USA	1044 Northern Boulevard Suite 305, Roslyn New York 11576-1514	Expires 09/30/2022	1,950 ft2

New York, USA	366 North Broadway Suite 307 Jericho New York - 11753	Expires 04/30/2026	1,743 ft2

Texas, USA	6161 Savoy Dr Suite 409, Houston Texas 77036	Expires 07/31/2023	2,456 ft2

Texas, USA	6161 Savoy Dr, Suite 1040, Houston Texas 77036	Expires 06/30/2024	954 ft2

Texas, USA	12733 Stafford Road, Suite 400, Stafford , Texas 77477	Expires 07/31/2024	46,463 ft2

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 07/31/2022	3,078 ft2

Ningbo, PRC	Rm 606 Building 2 No.1 Qianyang Star Plaza 999 Changxing Rd, Jiangbei District Ningbo, Zhejiang, PRC 315000	Expires 06/30/2022	6,824 ft2

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

On July 7, 2020, the Company effected a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of common stock solely to enable the Company to meet the NASDAQ continued listing standards relating to the minimum bid price in Listing Rule 5550(a)(2) (which the Company was previously advised it was in non-compliance with). As of July 6, 2020 (immediately prior to the Effective Date), there were 18,589,037 shares of common stock outstanding. As a result of the Reverse Stock Split, there were approximately 3,717,808 shares of common stock outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split did not change the number of authorized shares of common stock or preferred stock, or the par value of common stock or preferred stock.

Following the Reverse Stock Split, Nasdaq determined that for 11 consecutive trading days from July 7 through July 21, 2020, the closing bid price of the Company’s common stock had been closed above $1.00 per share. On July 22, 2020, Nasdaq notified the Company that it regained compliance with Nasdaq’s Listing Rule 5550(a)(2).

Approximate Number of Holders of Our Common Stock

As of September 25, 2021, there are 18 holders of record of our common stock. This number does not include shareholders who hold their shares of common stock in street name.

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

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On April 6, 2020, the Company entered into a share purchase agreement with Kelin Wu that would, among other things, resulted in the issuance of up to 729,561 restricted Shares (giving effect to the 1-for-5 reverse split completed on July 7, 2020) in connection with the acquisition of 75% of the equity of Mandarine Ocean Ltd, a shipping company registered in the Marshall Islands. The issuance was determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof. Notwithstanding the foregoing, the issuance was never completed, and the parties entered a termination agreement on September 3, 2020.

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

On November 2 and November 3, 2020, the Company entered into securities purchase agreements with certain non-U.S. Persons to sell an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants (the “Warrants”) to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying Warrants was $1.66. The net proceeds to the Company from this offering were approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the Warrants. On November 9, 2020, the Series A Preferred Stock and warrants were issued pursuant to exemption from registration under the Securities Act in reliance on Regulation S.

On December 8, 2020, the Company entered into a Securities Purchase Agreement with certain investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors in a registered direct offering, an aggregate of 1,560,000 shares of the common stock of the Company, at a purchase price of $3.10 per Share, for aggregate gross proceeds to the Company of $4,836,000. The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 1,170,000 shares of Common Stock at an exercise price of $3.10 per share (the “Warrants”). The Warrants shall be initially exercisable beginning on December 11, 2020 and expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from the sale of the Shares and the Warrants (such transaction, the “Offering”), after deducting estimated offering expenses and placement agent fees, were $4.3 million. The Offering closed on December 11, 2020. The offering of the Warrants was made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

On January 27, 2021, Sino-Global Shipping America, Ltd. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the non-U.S. investors specified on the signature page thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors, and the Investors agreed to purchase from the Company, an aggregate of 1,086,956 shares of common stock, no par value, (the “Shares”) and warrants (the “Warrant”) to purchase 5,434,780 Shares, for aggregate gross proceeds to the Company of $4,000,000. The purchase price for each share of common stock and five warrants is $3.68, and the exercise price per Warrant is $5.00. The Warrants shall be initially exercisable beginning on or after July 27, 2021 and expire on January 27, 2026; provided, however, that the total number of the Company’s issued and outstanding shares of Common Stock, multiplied by the NASDAQ official closing bid price of the Common Stock shall equal or exceed $300,000,000 for a three consecutive month period prior to an exercise. The transaction closed on January 28, 2021. The issuance and sale of the Shares and Warrants are exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder.

On February 6, 2021, Sino-Global Shipping America, Ltd. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investors specified on the signature page thereto (the “Investors”) pursuant to which the Company agreed to sell to the Investors, and the Investors agreed to purchase from the Company, in a registered direct offering, an aggregate of 1,998,500 shares (the “Shares”) of the common stock of the Company, no par value per share (“Common Stock”), at a purchase price of $6.805 per Share, for aggregate gross proceeds to the Company of $13,599,792.50. The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 1,998,500 shares of Common Stock at an exercise price of $6.805 per share (the “Warrants”). The Warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. The offering of the Shares is being made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-222098), which was originally filed with the Securities and Exchange Commission (the “Commission”) on December 15, 2017 and was declared effective by the Commission on February 16, 2018. The offering of the Warrants is being made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

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

Overview

Sino-Global has focused on providing customers with customized shipping agency and freight logistic services but has since begun looking aggressively at diversifying its revenue and service mix by seeking new growth opportunities to expand its business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives. In fiscal year 2021, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop new business model.

On December 14, 2020, we incorporated a new entity named “Blumargo IT Solution Ltd.” with 80% ownership in partnership with Tianjin Anboweiye Technology Co. to build up hi-tech and information-based logistic services to meet the higher and complicate demand of customers. On June 30, 2021, we increased the ownership to 100%.

On April 13, 2021, we formed a joint venture in which the Company owned 99% equity interest of Hainan Saimeinuo Trading Co., Ltd., in the free tax zone in Hainan Province, China, with a register capital of approximately $1.5 million. This subsidiary primarily engages in freight logistics services.

On April 21, 2021, we entered into a cooperation agreement with Mr. Bangpin Yu to set up a 51% owned joint venture in U.S. named “Brilliant Warehouse Service Inc” to support our freight logistics services in the U.S.

Starting from March 2021, we are pursuing the development of blockchain technology to leverage information technology and other innovative technologies in our business platform. These types of technology may be helpful in expanding our traditional logistics service expertise.

Over the last two months, national and local governments in China have gradually restricted and banned cryptocurrency mining operations, causing owners of servers like the Products to cease operations. The Company has been advised that the operation of the mining has been paused by Yanghuai, which had continued to operate the products on behalf of us. Based on amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable for rest of the contract price and has title to half of the products. The Company recorded impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which continue to reduce demand for the shipping agency and management as well as freight logistics services in fiscal year 2021. As a result, our revenue, gross profit and net income have been continually impacted in fiscal year 2021. Our revenue and gross profit for the year ended June 30, 2021 were down by approximately $1.4 million, or 21.2%, and $2.7 million, or 93.8%, respectively.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Recent developments:

In July 2021, we registered a new company Gorgeous Trading Ltd. which is 100% owned by Sino-Global Shipping New York Inc. This company will be mainly responsible for our smart warehouse and related business in Texas.

On August 31, 2021, the company formed a joint venture, Phi Electric Motor, Inc in New York, which is 51% owned by Sino-Global Shipping New York Inc.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Years ended June 30, 2021 and 2020

Revenues

Revenues decreased by $1,384,924, or approximately 21.2%, from $6,535,956 for the year ended June 30, 2020 to $5,151,032 for the same period in 2021. The decrease was primarily due to the loss of revenue from several customer contracts for our shipping management services and no revenue generated from our container trucking services during the period. One of our shipping management services contracts we entered into with customers starting in the first quarter of fiscal year 2020 expired during the year. The decrease was also due to the decrease in revenues from container trucking services as our service contracts with customers had expired and there was no new business for this segment partly because of the stalled trade negotiations between the U.S. and China. As some of our existing freight logistics services contacts has been executed during the year ended June 30, 2021, this segment was our main revenue source for the year ended June 30, 2021.

The following tables present summary information by segments mainly regarding the top-line financial results for the years ended June 30, 2021 and 2020:

	For the Year ended June 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$4,944,187	$-	$5,151,032
Cost of revenues	$176,968	$4,797,427	$-	$4,974,394
Gross profit	$29,878	$146,760	$-	$176,638
Depreciation and amortization	$299,934	$36,300	$-	$336,234
Total capital expenditures	$130,076	$407,954	$-	$554,030
Gross margin %	14.4%	3.0%	-%	3.4%

	For the Year ended June 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$2,105,651	$4,368,596	*	$61,709	$6,535,956
Cost of revenues	$827,690	$2,795,859	*	$55,314	$3,678,863
Gross profit	$1,277,961	$1,572,737		$6,395	$2,857,093
Depreciation and amortization	$340,421	$7,684		$54,189	$402,294
Total capital expenditures	$6,984	$-		$-	$6,984
Gross margin%	60.7%	36.0%		10.4%	43.7%

*	For the year ended June 30, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively. There was no such transaction for the year ended June 30, 2021.

	% Changes For the Year ended June 30, 2021 to 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Others	Total
Net revenues	(90.2)%	13.2%	(100.0)%	0.0%	(21.2)%
Cost of revenues	(78.6)%	71.6%	(100.0)%	0.0%	35.2%
Gross profit	(97.7)%	(90.7)%	(100.0)%	0.0%	(93.8)%
Depreciation and amortization	(11.9)%	(372.4)%	(100.0)%	0.0%	(16.4)%
Total capital expenditures	1,848.3%	100.0%	0.0%	0.0%	7,689.4%
Gross margin%	(46.2)%	(33.0)%	(10.4)%	0.0%	(40.3)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2021	2020
PRC	4,921,022	4,368,596
U.S.	230,010	2,167,360
Total revenues	$5,151,032	$6,535,956

Revenues

(1) Shipping Agency and Management Services

For the years ended June 30, 2021 and 2020, shipping agency and management services generated revenues of $206,845 and $2,105,651, respectively, representing an approximately 90.2% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. During the year ended June 30, 2021, revenues increased by approximately 13.2% compared to the same period in 2020. The increase was due to increase from our major customer due to its shipping demand in China. In addition, we established a wholly owned entity in March 2021 and formed two joint ventures in April 2021 to support our freight logistics services. We believe our revenues from freight logistics services will continue to grow with the operations of these three entities.

For the year ended June 30, 2020, we acted as an agent in arranging the relationship between the customers and the third-party service providers and did not control the services rendered to the customers and our revenues on freight logistics contacts were accounted for on a net basis. For all the freight logistics services that we provided to our clients for the year ended June 30, 2021, we acted as the principal and controlled the freight logistics services which we can recognize our revenue much faster in comparison with the same period in 2020.

(3) Revenues from Container Trucking Services

For the years ended June 30, 2021 and 2020, revenues generated from container trucking services were nil and $61,709, respectively. Overall revenues from this segment decreased by $61,709 or 100.0%. The decrease in revenues from this segment was primarily due to expiration of container trucking services contracts with our customers as the pending trade negotiations between the U.S. and China. The related gross profit decreased by $6,395 from $6,395 gross profit for the year ended June 30, 2020 to nil for the same period in 2021. We do not expect an increase in revenue from this segment in the foreseeable future due to the current U.S. and China trade dynamics. However, we plan to continue to provide services on an as needed basis on short-term contracts.

Operating Costs and Expenses

Operating costs and expenses decreased by $12,863,192 or approximately 53.0%, from $24,274,060 for the year ended June 30, 2020 to $11,410,868 for the year ended June 30, 2021. This decrease was mainly due to the decrease in selling expenses, impairment loss of fixed assets and intangible asset, provision for doubtful accounts and stock-based compensation, offset by cost of revenues and general and administrative expenses as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Years Ended June 30,
	2021		2020		Change
	US$	%	US$	%	US$	%
Revenues	5,151,032	100.0%	6,535,956	100.0%	(1,384,924)	(21.2)%
Cost of revenues	4,974,394	96.6%	3,678,863	56.3%	1,295,531	35.2%
Gross margin	3.4%	N/A	43.7%	N/A	(40.3)%	N/A
Selling expenses	297,906	5.8%	393,617	6.0%	(95,711)	(24.3)%
General and administrative expenses	5,605,670	108.8%	3,386,690	51.8%	2,218,980	65.5%
Impairment loss of fixed assets and intangible asset	855,230	16.6%	327,632	5.0%	527,598	161.0%
Provision for doubtful accounts, net of recovery	(321,168)	(6.2)%	14,910,502	228.1%	(15,231,670)	(102.2)%
Stock-based compensation	-	-	1,576,756	24.1%	(1,576,756)	(100.0)%
Total costs and expenses	11,412,032	221.6%	24,274,060	371.3%	(12,862,028)	(53.0)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, other overhead and sundry costs. Cost of revenues was $4,974,394 for the year ended June 30, 2021, an increase of $1,295,531, or approximately 35.2%, as compared to $3,678,863 for the same period in 2020. The overall cost of revenues as a percentage of our revenues increased from approximately 56.3% for the year ended June 30, 2020, to approximately 96.6% for the same period in 2021. The increase of costs was mainly due to the fact that the costs of our PRC domestic and export services to our freight carriers were higher for the year ended June 30, 2021 compared to the same period in 2020 due to the overall increase in freight costs by shipping carriers since the pandemic while we are not able to transfer all the costs to our customers. In addition, our gross margin further decreased due to decrease in shipping management segment where we have incurred certain fixed cost. As a result, our gross profit margin decreased by approximately 40.3% from approximately 43.7% for the year ended June 30, 2020 to approximately 3.4% for the same period in 2021.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the year ended June 30, 2021, we had $297,906 of selling expenses, as compared to $393,617 for the same period in 2020, which represents a decrease of $95,711 or approximately 24.3%. The decrease was mainly due to approximately $96,000 decrease in salaries and travel expenses as we have fewer employees and limited activities for our selling team under COVID-19 comparing to the same period of 2020.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the year ended June 30, 2021, we had $5,605,670 of general and administrative expenses, as compared to $3,386,690 for the same period in 2020, representing an increase of $2,218,980, or approximately 65.5%. The increase was mainly due to the increase in professional expenses of approximately $1,415,000 as we spend more resources on business development to expand our business, with expenses including due diligence and professional fees for seeking potential acquisition target, and consulting expenses for new business development, the increase in employees, offices and other general and administrative expenses of approximately $1,150,000 as we hired more employees and opened more office locations to expand our freight logistics services, offset by the decrease in IT expense of approximately $324,000.

Impairment loss of fixed assets and intangible asset

For the year ended June 30, 2020, we recorded $327,632 of impairment loss of fixed assets and intangible asset due to the continued decrease in revenues generated from the inland transportation management segment. Impairment loss of $855,230 was recorded for the year ended June 30, 2021 mainly for our mining equipment as a result of regulation change in China to ban cryptocurrency mining.

Provision for Doubtful Accounts, net of recovery

We made $1,378,459 provision for doubtful accounts for accounts receivable and $3,098,852 for long term deposits offset by the recoveries of other receivable of $4,798,479 for the year ended June 30, 2021 compared to $15,051,209 provision for doubtful accounts and offset by the recoveries of accounts receivable of $99,366 and other receivable - related party of $41,341 for the same period in 2020, a decrease of $15,231,670, or approximately 102.2%. This change is mainly due to collection of other receivables.

Stock-based Compensation

Stock-based compensation was nil for the year ended June 30, 2021, a decrease of $1,576,756 or 100.0%, as compared to $1,576,756 for the same period in 2020. Stock-based compensation decreased significantly from the year ended June 30, 2020 to the same period in 2021 because no stock award was granted.

Operating loss

We had an operating loss of $6,261,000 for the year ended June 30, 2021, compared to $17,738,104 for the same period in 2020. Such change was the result of the combination of the changes discussed above.

Other expenses, net

Total other expenses, net was $508,597 for the year ended June 30, 2021, an increase of approximately $504,075 or 11,147%, as compared to $4,522 for the same period in 2020. The change was caused by increase in other expenses due to the increase in a settlement payment of a dispute on cooperative profit sharing of approximately $0.8 million. The increase was offset by the PPP loan forgiveness which we recorded as a gain of approximately $0.1 million and the income generated from cryptocurrencies mining of approximately $0.3 million.

Taxation

We recorded income tax expense $3,450 and $186,021 for the years ended June 30, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $6,456,000 as of June 30, 2020, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the year ended June 30, 2021, approximately $6,087,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,278,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $5,961,000 as of June 30, 2020, which may reduce future taxable income. The NOL amounted to approximately $700,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the year ended June 30, 2021, approximately $65,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $16,000.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of June 30, 2021. The net increase in valuation for the year ended June 30, 2021 amounted to approximately $1,890,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $6,773,047 for the year ended June 30, 2021, compared to $17,928,647 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to us was $6,823,343 for the year ended June 30, 2021, compared to $16,452,894 for the same period in 2020. Comprehensive loss attributable to us was $6,364,762 for the year ended June 30, 2021, compared to $16,943,111 for the same period in 2020.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2021, we had $44,837,317 in cash (cash on hand and cash in bank). We held approximately 98.6% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 1.4% of our cash in banks located in the PRC.

As of June 30, 2021, we had the following loans outstanding:

Loans	Maturities	Interest rate	June 30, 2021
Small business administration loan	May 2050	3.75%	$155,405

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended June 30,
	2021	2020
Net cash used in operating activities	$(4,150,112)	$(3,896,534)
Net cash used in investing activities	$(6,040,185)	$(1,358)
Net cash provided by financing activities	$54,200,082	$1,220,601
Effect of exchange rate fluctuations on cash	$696,350	$(334,177)
Net increase (decrease) in cash	$44,706,135	$(3,011,468)
Cash at the beginning of year	$131,182	$3,142,650
Cash at the end of year	$44,837,317	$131,182

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2021	2020	Variation	%
Total Current Assets	$46,867,349	$1,913,319	$44,954,030	2,349.5%
Total Current Liabilities	$5,343,648	$5,808,865	$(465,217)	(8.0)%
Working Capital (Deficit)	$41,523,701	$(3,895,546)	$45,419,247	(1,165.9)%
Current Ratio	8.77	0.33	8.44	2,562.5 8%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2021, our working capital was approximately $41.5 million and we had cash of approximately $44.8 million. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due for at least the next twelve months.

Operating Activities

Our net cash used in operating activities was approximately $4.1 million for the year ended June 30, 2021. The operating cash outflow for the year ended June 30, 2021 was primarily attributable to our net loss of $6.8 million, non-cash items of approximately $1.0 million such as depreciation and amortization and impairment. We had an increase in advances to suppliers - third parties as we made advances to our suppliers of approximately $1.3 million, and a decrease in accrued expenses and other current liabilities of approximately $1.1 million offset by a decrease in other receivables of approximately $4.2 million as we collected our outstanding balances.

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

Investing Activities

Net cash used in investing activities was $6,040,185 for the year ended June 30, 2021 due to the acquisition of property and equipment of approximately $1.5 million, loan receivable of approximately $3.9 million and loan to related party of approximately $0.6 million.

Net cash used in investing activities was $1,358 for the year ended June 30, 2020, mainly for the purchase of computer equipment and making office leasehold improvement of $6,984. The cash outflow was offset by proceeds from disposal of vehicle of $5,626.

Financing Activities

Net cash provided by financing activities was approximately $54.2 million for the year ended June 30, 2021 due to cash proceeds received from issuance of common stock to private investors for approximately $52.8 million and cash proceeds received from issuance of preferred stock to a private investor for approximately $1.4 million.

Net cash provided by financing activities was approximately $1.2 million for the year ended June 30, 2020, due to cash proceeds received from issuance of common stock to a private investor for approximately $0.9 million and approximately $0.3 million from SBA and PPP loans.

Critical Accounting Policies

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

Consolidation of VIE

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. We had no uncertain tax positions as of June 30, 2021 and 2020.

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

Recent Accounting Pronouncements

Pronouncements adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. We adopted this ASU on July 1, 2020 and the adoption has no significant impact to our consolidated financial statements as a whole.

Pronouncements not yet adopted

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. We have not early adopted this update and it will become effective on July 1, 2023 assuming we will remain eligible to be smaller reporting company. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. We believe the adoption of this new standard will not have material impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. We believe the adoption of this new standard will not have material impact on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. We believe the adoption of this new standard will not have material impact on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures. We believe the adoption of this new standard will not have material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Audit Alliance LLP, are set forth following the signature pages of this Report.

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

As of June 30, 2021, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2021:

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401

Lei Cao

Chief Executive Officer and Director

Age - 57

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

Age - 73

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

Age - 61

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

Xiaohuan Huang

Independent Director

Age - 38

Director since 2020

Ms. Huang is presently Vice President of SOS Information Technology New York, Inc. Prior to that, Ms. Huang had been Vice President for China Commercial Credit, Inc. from November 2016 to July 2020, President of Shenzhen Yi Le Gou Mobile Internet Co., Ltd since February 2014 and a Consultant till present, Vice President of Shenzhen Hang Lu Technology Co., Ltd from March 2009 to February 2014 and Channel Manager from August 2007 to March 2009. Ms. Huang holds a Bachelor’s degree in Business Management from Hunan Normal University. Ms. Huang was chosen as a director because of her management skills with companies.

Zhikang Huang

Director

Age - 44

Director since 2015

Mr. Huang has been our Vice President – Operations since January 28, 2021 and a Class I director since 2015. Prior to that, Mr. Huang had been our Chief Operating Officer since 2010. Prior to 2010, he served as Director of Sino-Global Shipping Australia, for which he was responsible for regional operations, marketing and regulation oversight. From 2006 through 2010, Mr. Huang served as our Company’s Vice President, with duties focused on company operation and strategy, international shipping and marketing. From 2004 through 2006, Mr. Huang served as our Company’s Operations Manager, and from 2002 through 2004, he served as an operator with our Company. Mr. Huang obtained his degree in English from Guangxi University in 1999.

Tuo Pan

Acting Chief Financial Officer

Age - 36

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

Jing Shan

Chief Operating Officer

Age - 30

Ms. Shan has been our Chief Operating Officer since her appointment on August 5, 2021. From July 2019 to July 2021, Ms. Shan was a financial representative at Northwestern Mutual. Prior to that, she was a COO and PR specialist at LineMony Inc. from December 2016 to July 2019. From August 2016 to December 2016, she was an analyst at Wall Street IPO Consultation Inc.

Xintang You

Chief Technology Officer

Age - 43

Mr. You has more than twenty years of experience in semiconductors and intelligent hardware, cryptocurrency mining server design and ecology. From 2011 to 2020, Mr. You was the Chief Executive Officer of Shenzhen Rayshine Technology and Shenzhen Ethermicro Technology, two companies focused in the cryptocurrency industry. Mr. You has assisted with the development and establishment of Bitmain’s factory in Shenzhen, and his businesses have been strategic suppliers of Bitmain.

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

Section 16(a) Beneficial Ownership Reporting Compliance (Regulation S-K Item 405)

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2020, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following forms were filed late:

●	Tuo Pan filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Lei Nie filed a Form 4 on August 20, 2021 to report transactions that occurred on August 13, 2021.

●	Tieliang Liu filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Xiaohuan Huang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Zhikang Huang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Jing Wang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Lei Cao filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

Regulation S-K Item 406

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission. A copy of the Code of Ethics is also available from the Company’s website (www.sino-global.com) or directly at the following link: https://s25.q4cdn.com/592081264/files/doc_governance/Code-of-Business-Conduct-and-Ethics.pdf.

Regulation S-K Item 407(c)(3)

None.

Regulation S-K Item 407(d)(4) and (5)

The Company has an audit committee, consisting solely of the Company’s independent directors, Tieliang Liu, Jing Wang and Xiaohuan Huang, and Jing Shang. Mr. Liu qualifies as the audit committee financial expert. The Company’s audit committee charter is available on the Company’s website (www.sino-global.com) or directly at the following link: https://s25.q4cdn.com/592081264/files/doc_governance/Audit-Committee-Charter.pdf.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our Chief Executive Officer (Principal Executive Officer), Ms. Tuo Pan, our Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and Mr. Zhikang Huang, our Vice President, for the years ended June 30, 2021 and 2020.

					Securities-
					based		All other
Name	Year	Salary		Bonus	Compensation		Compensation	Total
Lei Cao,	2020	$135,000	-1	$-	$		$-	$135,000
Chief Executive Officer (Principal Executive Officer)	2021	$425,000	-1	$300,000		$1,722,000.00	$-	$2,447,000

Tuo Pan,	2020	$45,000	-2	$-	$		$-	$45,000
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	2021	$171,454	-2	$100,000		$574,000.00	$4,545	$845,454

Zhikang Huang,	2020	$75,000	-3	$-	$		$-	$75,000
Vice President and Director	2021	$125,000	-3	$50,000		$459,200.00	$-	$634,200

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary shall be $260,000, effective January 1, 2019.
(2)	According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary shall be $100,000, effective January 1, 2019.
(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary shall be $150,000, effective January 1, 2019.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

As of June 30, 2021, we had four named executive officers, Mr. Lei Cao, our Chief Executive Officer, Ms. Tuo Pan, our Chief Financial Officer, Ms. Jing Shan, our Chief Operating Officer, and Mr. Xintang You, our Chief Technology Officer.

On August 13, 2021, the Board of Directors and the Compensation Committee of the Board approved a one-time award of a total of 1,020,000 shares of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to the officers, including Chief Executive Officer, Lei Cao, Acting Chief Financial Officer, Tuo Pan, and the following members of the Board for their valuable contributions to the Company in fiscal 2021: Zhikang Huang, Jing Wang, Xiaohuan Huang and Tieliang Liu, effective August 13, 2021.

We made the following stock grants under the Plan: (i) Chief Executive Officer, Lei Cao, a one-time stock award grant of 600,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, a one-time stock award grant of 200,000 shares, (iii) Board member, Zhikang Huang, a one-time stock award grant of 160,000 shares, (iv) Board member, Jing Wang, a one-time stock award grant of 20,000 shares, (v) Board member, Xiaohuan Huang, a one-time stock award grant of 20,000 shares, and (vi) Board member, Tieliang Liu, a one-time stock award grant of 20,000 shares.

Option Awards (1)

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Lei Cao,
Principal Executive Officer	-	-	-	-	-
Tuo Pan,
Acting Chief Financial Officer	-	-	-	-	-
Jing Shan,
Chief Operating Officer	-	-	-	-	-
Xintang You,
Chief Technology Officer

(1)	Our Company has made stock awards to executive officers. The details are shown as Item 12.

Director Compensation for the year ended June 30, 2021(1)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Tieliang Liu	40,000.00	57,400.00	0	0	97,400.00
Jing Wang	40,000.00	57,400.00	0	0	97,400.00
Xiaohuan Huang(2)	-	57,400.00	0	0	57,400.00
Junfeng Xu(3)	15,000.00	0	0	0	15,000.00

(1)	This table does not include Mr. Lei Cao, our Chief Executive Officer, because although Mr. Cao is a director and named executive officer, Mr. Cao’s compensation is fully reflected in the Summary Compensation Table. This table does not include Mr. Zhikang Huang, our Vice President, because although Mr. Huang is a director and named executive officer, Mr. Huang’s compensation is fully reflected in the Summary Compensation Table.

(2)	Xiaohuan Huang joined the Board of Directors on October 19, 2020.
(3)	Junfeng Xu resigned from the Board of Directors on October 19, 2020.

Employment Agreements with the Company’s Named Executive Officers

Sino-China has employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan, Xintang You, Lie Nie, Zhikang Huang, and Jing Shan. The employment agreements for Mr. Lei Cao and Ms. Tuo Pan provide for five-year terms that extend automatically for one-year period(s) in the absence of termination provided at least 60 days prior to the anniversary date of the agreement. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, we would need to pay such executive (i) the remaining salary through December 31, 2023, (ii) two times of the then applicable annual salary if there has been no Change in Control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a Change in Control.

The employment agreements for Xintang You and Lie Nie provide for five-year terms that extend automatically in the absence of termination provided at least 30 days prior to the anniversary date of the agreement. The employment agreement for Zhikang Huang provides for a five-year term that extends automatically for one-year period in the absence of notice of non-renewal provided at least 60 days prior to the anniversary date of the agreement. The employment agreement for Jing Shan provides for a four-year term that extend automatically in the absence of termination provided at least 30 days prior to the anniversary date of the agreement.

We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The below table reflects, as of June 30, 2021, the number of shares of common stock authorized by our shareholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans under the 2008 Incentive Plan approved by security holders	2,000	$10.05	47,781	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	15,000	$5.50	110,000	(1)

Equity compensation plans under the 2021 Incentive Plan approved by security holders	-	$-	10,000,000

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 60,581 shares of our common stock. The 2,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 2,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 30,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 15,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 120,000 shares of common stock to consultants to our Company in 2014, 132,000 shares of common stock to our officers and directors in 2016, 132,000 shares of common stock to our officers and directors in 2018, 26,000 to three employees in 2017 and 316,000 shares of common stock to employees in 2018 under the 2014 Incentive Plan. On September 2021, the board granted 1,020,000 shares of common stock to our officers and directors under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 47,781 shares under the 2008 Incentive Plan, and we may issue 110,000 and 10,000,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan and the 2021 Incentive plan respectively.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 28, 2021, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Name and Address	Title of Class	Amount of Beneficial Ownership	Percentage Ownership
Mr. Lei Cao (1)(2)	Common	1,021,008	6.32%
Ms. Tuo Pan (1)	Common	239,000	1.45%
Mr. Zhikang Huang (1)	Common	248,000	1.54%
Mr. Jing Wang (1)(3)	Common	46,000	*
Mr. Liu Tieliang (1)(4)	Common	46,000	*
Mr. Yafei Li (1)	Common	23,800	*
Mr. Jianming Li	Common	-	-
Ms. Xiaohuan Huang	Common	20,000
Total Officers and Directors (6 individuals)	Common	1,643,808	10.18%

*	Less than 1%.

(1)	The individual’s address is c/o Sino-Global Shipping America, Ltd., 1044 Northern Boulevard, Roslyn, New York 11576-1514.
(2)	Mr. Cao has received options to purchase 36,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.
(3)	Mr. Wang has received options to purchase 10,000 shares of the Company’s common stock, all of which underlying shares are reflected in this table because they have fully vested.
(4)	Mr. Liu has received options to purchase 10,000 shares of the Company’s common stock, 8,000 of which have fully vested.

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

As of June 30, 2021, the Company had payable to the CEO of $10,303 and to the Acting CFO of $2,314, both of which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Item 14. Principal Accountant Fees and Services.

On October 26, 2020, Audit Alliance LLP (“Audit Alliance”) was appointed as the Company’s independent registered public accounting firm, and the Company’s previous independent auditors, Friedman LLP (“Friedman”), on the same date.

During the fiscal year ended June 30, 2020 and through October 26, 2020, there had been (i) no disagreements between the registrant and Friedman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreement in its reports on the registrant’s financial statements for such periods, and (ii) no adverse opinions, qualifications, disagreements or reportable events within the meaning set forth in Item 304(a)(1)(ii), (iv) or (v) of Regulation S-K.

Friedman was appointed by the Company to serve as its independent registered public accounting firm for fiscal year ended June 30, 2020. Audit services provided by Friedman for fiscal year of 2020 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the Commission. In addition, Friedman provided review services relating to the Company’s quarterly reports.

Audit Fees

During fiscal year of 2021, Audit Alliance’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $225,000.

During fiscal year of 2020, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in periodic reports were $254,000.

Audit-Related Fees

None.

Tax Fees

Tax fees paid to Rich and Bander LLP related to tax return preparation amounted to $25,000 during fiscal year of 2020.

Tax fees paid to Friedman related to tax return preparation amounted to $24,779 during fiscal year of 2020.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Audit Alliance LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Audit Alliance LLP have been so approved.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Sino-Global Shipping America, Ltd. (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Sino-Global Shipping America, Ltd. (2)
3.3	Bylaws of Sino-Global Shipping America, Ltd. (3)
4.1	Specimen Certificate for Common Stock (3)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018. (4)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018. (4)
4.4	Form of Common Stock Purchase Warrant dated September 17, 2020. (5)
4.5	Form of Warrant to purchase Common Stock. (8)
10.1	Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (3)
10.2	Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (3)
10.3	Proxy Agreement by and among Lei Cao, Mingwei Zhang, the Company and Sino-China. (3)
10.4	Equity Interest Pledge Agreement by and among Trans Pacific, Lei Cao and Mingwei Zhang. (3)
10.5	Exclusive Equity Interest Purchase Agreement by and among the Company, Lei Cao, Mingwei Zhang and Sino-China. (3)
10.6	First Amended and Restated Exclusive Management Consulting and Technical Services Agreement by and between Trans Pacific and Sino-China. (3)
10.7	First Amended and Restated Exclusive Marketing Agreement by and between Trans Pacific and Sino-China. (2)
10.8	The Company’s 2008 Stock Incentive Plan. (3)
10.9	The Company’s 2014 Stock Incentive Plan. (6)
10.10	Securities Purchase Agreement dated March 12, 2018. (4)
10.11	Placement Agent Agreement dated March 12, 2018. (4)
10.13	Employment Agreement by and between Mr. Lei Cao and Sino-Global Shipping America, Ltd., dated January 1, 2019. (7)
10.14	Employment Agreement by and between Ms. Tuo Pan and Sino-Global Shipping America, Ltd., dated January 1, 2019. (7)
10.15	Employment Agreement by and between Mr. Lei Nie and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (12)
10.16	Employment Agreement by and between Mr. Xintang You and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (12)
10.17	Employment Agreement by and between Ms. Jing Shan and Sino-Global Shipping America, Ltd., dated as of August 5, 2021 (10)
10.18	Placement Agreement dated February 5, 2021. (8)(9)
10.19	Securities Purchase Agreement dated February 6, 2021 (8)
10.20	Securities Purchase Agreement dated February 9, 2021 (9)
10.21	Purchase and Entrusted Management Agreement by and between Sino-Global Shipping America, Ltd. and Hebei Yanghuai Technology Co., Ltd. dated March 3, 2021 (11)
10.22	Employment Agreement by and between Mr. Zhikang Huang and Sino-Global Shipping America, Ltd., dated January 1, 2019. (7)
10.23	The Company’s 2021 Stock Incentive Plan (13)
14.1	Code of Ethics of the Company. (3)
21.1	List of subsidiaries of the Company.*
23.1	Consent of Friedman LLP.*
23.2	Consent of Audit Alliance LLP.*
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certifications of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2020.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2018
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2020.
(6)	Incorporated by reference to the Company’s Form S-8 filed on April 23, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2019.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2021.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 10, 2021.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2021.
(11)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on May 13, 2021.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2021.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-259130.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

September 28, 2021	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 2021	By:	/s/ Lei Cao
Lei Cao
Chief Executive Officer & Chairman of the Board
(Principal Executive Officer)

September 28, 2021	By:	/s/ Tuo Pan
Tuo Pan
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

September 28, 2021	By	/s/ Jing Shan
Chief Operating Officer

September 28, 2021	By:	/s/ Jing Wang
Jing Wang
Director

September 28, 2021	By:	/s/ Xiaohuan Huang
Xiaohuan Huang
Director

September 28, 2021	By:	/s/ Tieliang Liu
Tieliang Liu
Director

September 28, 2021	By:	/s/ Zhikang Huang
Zhikang Huang
Vice President and Director

UEN: T12LL1223B       GST Reg No : M90367663E

Tel: (65) 6227 5428

20 Maxwell Road, #11-09, Maxwell House, Singapore 069113

Website : www.allianceaudit.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sino-Global Shipping America, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sino-Global Shipping America, Ltd. and its subsidiaries (collectively, the “Company”) as of June 30, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Very truly yours,

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

Singapore

September 28, 2021

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2007

New York, New York

October 13, 2020

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020
Assets
Current assets
Cash	$44,837,317	$131,182
Cryptocurrencies	261,338	-
Accounts receivable, net	113,242	1,155,948
Other receivables, net	2,558	51,034
Advances to suppliers - third parties	880,000	48,875
Prepaid expenses and other current assets	341,992	90,382
Due from related party, net	430,902	435,898
Total Current Assets	46,867,349	1,913,319

Property and equipment, net	757,257	523,290
Right-of-use assets	417,570	300,114
Intangible assets, net	-	26,389
Other long-term assets - deposits	115,971	2,974,990
Loan receivable related parties	4,644,969	-
Total Assets	$52,803,116	$5,738,102

Liabilities and Equity

Current Liabilities
Deferred revenue	$471,516	$67,083
Accounts payable	574,857	487,692
Lease liabilities - current	192,044	204,391
Taxes payable	3,572,419	3,280,348
Accrued expenses and other current liabilities	529,777	1,643,319
Loan payable - current	3,035	126,032
Total current liabilities	5,343,648	5,808,865

Lease liabilities - noncurrent	237,956	132,699
Loan payable - noncurrent	152,370	154,438

Total liabilities	5,733,974	6,096,002

Commitments and Contingencies

Equity (Deficiency)
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 15,132,113 and 3,718,788 shares issued and outstanding as of June 30, 2021 and 2020, respectively*	82,555,700	28,414,992
Additional paid-in capital	2,334,962	2,334,962
Subscription receivable	-	(59,869)
Accumulated deficit	(30,244,937)	(23,421,594)
Accumulated other comprehensive loss	(625,449)	(1,084,030)
Total Sino-Global Shipping America Ltd. Stockholders’ Equity	54,020,276	6,184,461

Non-controlling Interest	(6,951,134)	(6,542,361)

Total Equity (Deficiency)	47,069,142	(357,900)

Total Liabilities and Equity (Deficiency)	$52,803,116	$5,738,102

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2021	2020
Net revenues	$5,151,032	$6,535,956
Cost of revenues	(4,974,394)	(3,678,863)
Gross profit	176,638	2,857,093

Selling expenses	(297,906)	(393,617)
General and administrative expenses	(5,605,670)	(3,386,690)
Impairment loss of fixed assets and intangible asset	(855,230)	(327,632)
Recovery (provision) for doubtful accounts, net	321,168	(14,910,502)
Stock-based compensation	-	(1,576,756)
Total operating expenses	(6,437,638)	(20,595,197)

Operating loss	(6,261,000)	(17,738,104)

Other expenses, net	(508,597)	(4,522)

Net loss before provision for income taxes	(6,769,597)	(17,742,626)

Income tax expense	(3,450)	(186,021)

Net loss	(6,773,047)	(17,928,647)

Net income (loss) attributable to non-controlling interest	50,296	(1,475,753)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(6,823,343)	$(16,452,894)

Comprehensive loss
Net loss	$(6,773,047)	$(17,928,647)
Other comprehensive loss - foreign currency	(488)	(383,203)
Comprehensive loss	(6,773,535)	(18,311,850)
Less: Comprehensive loss attributable to non-controlling interest	(408,773)	(1,368,739)
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(6,364,762)	$(16,943,111)

Loss per share
Basic and diluted*	$(0.79)	$(4.78)

Weighted average number of common shares used in computation
Basic and diluted*	8,634,513	3,442,448

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

					Additional					Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Subscription	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2019	-	$-	3,210,907	$26,523,830	$2,066,906	(35,099)	$(417,538)	$-	$(6,968,700)	$(671,106)	$(5,173,622)	$15,359,770
Stock based compensation to employee	-	-	114,000	371,900	-	-	-	-	-	-	-	371,900
Stock based compensation to consultants	-	-	228,980	936,800	-	-	-	-	-	-	-	936,800
Amortization of shares issued to consultants	-	-	-	-	268,056	-	-	-	-	-	-	268,056
Issuance of common stock to private investor	-	-	200,000	1,000,000	-	-	-	(59,869)	-	-	-	940,131
Cancellation of treasury stock	-	-	(35,099)	(417,538)	-	35,099	417,538	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(412,924)	29,721	(383,203)
Net loss	-	-	-	-	-	-	-	-	(16,452,894)	-	(1,398,460)	(17,851,354)
BALANCE, June 30, 2020	-	-	3,718,788	28,414,992	2,334,962	-	-	(59,869)	(23,421,594)	(1,084,030)	(6,542,361)	(357,900)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	9,020,456	47,909,208	-	-	-	59,869	-	-	-	47,969,077
Conversion of preferred stock into common stock	(860,000)	(1,427,600)	860,000	1,427,600	-	-	-	-	-	-	-	-
Exercise of stock warrants	-	-	1,532,869	4,803,900	-	-	-	-	-	-	-	4,803,900
Foreign currency translation	-	-	-	-	-	-	-	-	-	458,581	(459,069)	(488)
Net loss	-	-	-	-	-	-	-	-	(6,823,343)	-	50,296	(6,773,047)
BALANCE, June 30, 2021	-	$-	15,132,113	$82,555,700	$2,334,962	-	$-	$-	$(30,244,937)	$(625,449)	$(6,951,134)	$47,069,142

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2021	2020
Operating Activities
Net loss	$(6,773,047)	$(17,928,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,576,756
Depreciation and amortization	432,941	402,294
Non-cash lease expense	169,572	151,866
(Recovery) provision for doubtful accounts, net	(321,168)	14,910,502
Impairment loss of fixed assets and intangible asset	855,230	327,632
Gain from loan forgiveness	(124,570)	-
Loss on disposal of fixed assets	6,312	-
Changes in assets and liabilities
Cryptocurrencies	(261,338)	-
Notes receivable	-	386,233
Accounts receivable	(84,757)	1,078,261
Other receivables	4,227,239	(5,806,997)
Advances to suppliers - third parties	(830,889)	75,815
Prepaid expenses and other current assets	(251,065)	315,398
Other long-term assets - deposits	(224,596)	84,713
Due from related parties	(320,219)	413,408
Deferred revenue	403,036	(1,601)
Accounts payable	73,170	(80,420)
Taxes payable	190,995	91,025
Lease liabilities	(194,167)	(114,840)
Accrued expenses and other current liabilities	(1,122,791)	222,068
Net cash used in operating activities	(4,150,112)	(3,896,534)

Investing Activities
Acquisition of property and equipment	(1,510,379)	(6,984)
Proceeds from disposal of property and equipment	-	5,626
Loan receivable - related parties	(4,529,806)	-
Net cash used in investing activities	(6,040,185)	(1,358)

Financing Activities
Proceeds from issuance of preferred stock	1,427,600	940,131
Proceeds from issuance of common stock	52,772,977	-
Proceeds from loan	-	280,470
Repayment of loan payable	(495)	-
Net cash provided by financing activities	54,200,082	1,220,601

Effect of exchange rate fluctuations on cash	696,350	(334,177)

Net increase (decrease) in cash	44,706,135	(3,011,468)

Cash at beginning of year	131,182	3,142,650

Cash at end of year	$44,837,317	$131,182

Supplemental information
Income taxes paid	$-	$38,602
Interest paid	$967	$-

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$-	$218,678
Initial recognition of right-of-use assets and lease liabilities	$286,268	$452,042

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

On November 6, 2019, the Company signed a revised cooperation agreement with Mr. Weijun Qin to restructure their equity interest in State Priests. Given that State Priests failed to timely obtain the necessary approval from related authorities, Mr. Weijun Qin agreed to exchange 80% equity interest in Sea Continent Management Ltd. (“Sea Continent”), another New York entity Mr. Qin owns for the Company’s 90% equity interest in State Priests. The equity transfer has been consummated. Sea Continent already has the Certificate but has no operations as of June 30, 2020. There has been no capital injection nor operations of State Priests and Sea Continent as of June 30, 2020, therefore no gain or loss has been recognized in the transaction. There has been no operation for Sea Continent for the year ended June 30, 2021.

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. No investment has been made by the Company as of the date of this report. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions. There has been no operation for LSM Trading for the years ended June 30, 2021 and 2020.

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

On December 14, 2020, the Company incorporated a new entity named “Blumargo IT Solution Ltd.” with 80% ownership in partnership with Tianjin Anboweiye Technology Co. to build up hi-tech and information-based logistic services to meet the higher and complicate demand of customers. On June 30, 2021, the company increased the ownership to 100%.

On March 19, 2021, the Company established a wholly owned entity of named “Cullinan Global Logistics Inc” which was set up to support its freight logistics services in the U.S. The Company dissolved Cullinan on June 28, 2021. There was no material operation for the year ended June 30, 2021.

Starting from March 2021, the Company started cryptocurrency mining. The Company plans to leverage information technology and other innovative technologies in its business platform. These types of technology may be helpful in expanding its traditional logistics service expertise. Starting from March 2, 2021, the Company accepts Bitcoin as a form of payment for its global shipping, freight, and logistics services. Payments made in Bitcoin will be made at the rate applicable at the payment date.

On March 2, 2021, the Company entered into a purchase agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining servers. The total gross purchase price was $4.6 million. The total computing power will reach 50,440 t/s. After the transaction is completed, Yanghuai will manage and operate the servers at Yanghuai’s site with no further charge from March 10, 2021 through March 9, 2022, after which time Sino-Global may engage Yanghuai to continue providing service for a fee. The first cash payment of approximately $0.9 million was paid within 15 days after the date of signing the Agreement. The second cash payment of approximately $0.9 million will be paid within 15 days after the date of acceptance of the servers and a special VAT invoice provided by Yanghuai. The remaining payment of approximately $2.8 million will be paid in 5 quarters within 10 days following the filing of Form 10-K or Form 10-Q for each of the Company’s financial quarters ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, subject to reductions if Yanghuai fails to meet the monthly committed net profit.

Over the last two month, national and local governments in China have gradually restricted and banned cryptocurrency mining operations, causing owners of servers like the Products to cease operations. The Company has been advised that the operation of the mining has been paused by the Seller, which had continued to operate the Products on behalf of the Registrant. Based on amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable for rest of the contract price and has title to half of the products. The Company recorded impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million.

On March 24, 2021, the Company agreed to acquire a 60% ownership of Super Node LLC, which is a blockchain infrastructure developer and service provider, in cash or stock transaction for $5.0 million subject to valuation. The transaction is subject to the satisfaction of warranties and representations under the purchase agreement. Due to recent regulation of Bitcoin in China, the Company has paused the acquisition.

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

The outbreak of the novel coronavirus (COVID-19) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S.. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2021	2020
Current assets:
Cash	$113,779	$5,022
Total current assets	113,779	5,022

Deposits	56	1,608
Property and equipment, net	-	41,171
Total assets	$113,835	$47,801

Current liabilities:
Other payables and accrued liabilities	$32,939	$39,919
Total liabilities	$32,939	$39,919

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

The exchange rates for the years ended June 30, 2021 and 2020 are as follows:

	June 30,
	2021		2020
Foreign currency	Balance Sheet	Profits/Loss	Balance Sheet	Profits/Loss
RMB:1USD	6.4586	6.6228	7.0651	7.0312
AUD:1USD	1.3342	1.3403	1.4514	1.4924
HKD:1USD	7.7661	7.7564	7.7505	7.7948
CAD:1USD	1.2404	1.2830	1.3617	1.3421

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of June 30, 2021 and 2020, cash balances of $628,039 and $97,836, respectively, were maintained at financial institutions in the PRC. $201,990 and $8,780 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of June 30, 2021 and 2020, cash balances of $44,203,436 and $25,739, respectively, were maintained at U.S. financial institutions. $43,507,335 and nil of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2021 and 2020, cash balances of $3,698 and $2,029, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of June 30, 2021 and 2020, cash balances of $693 and $1,116, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of June 30, 2021 and 2020, amount of deposits the Company had covered by insurance amounted to $1,125,838 and $117,940, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other revenue of the Company for the year ended June 30, 2021. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made $1,033,407 and $4,996,606 provision for doubtful accounts for the years ended June 30, 2021 and 2020.There was no write off for year ended June 30, 2021 and wrote off $8,220,754 of accounts receivable for the year ended June 30, 2020. The Company recovered $2,512 and $99,366 of accounts receivable for the year ended June 30, 2021 and 2020 respectively.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, guarantee deposits on behalf of ship owners as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts. The Company made nil and $10,055,203 allowance for doubtful accounts of other receivables for the years ended June 30, 2021 and 2020, respectively. For the years ended June 30, 2021 and 2020, $11,665 and $1,763 were written off against other receivables, respectively. The Company recovered $4,786,814 and nil of other receivables for the years ended June 30, 2021 and 2020.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the years ended June 30, 2021 and 2020, an impairment of $855,230 and $127,177 were recorded, respectively.

(i) Intangible Assets, net

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Logistics platform	3 years

The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. For the years ended June 30, 2021 and 2020, an impairment of nil and $200,455 were recorded, respectively.

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2021	2020
Shipping and management agency services	$206,845	$2,105,651
Freight logistics services	4,944,187	4,368,596
Container trucking services	-	61,709
Total	$5,151,032	$6,535,956

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●

Revenues from freight logistics services are recognized when the related contractual services are rendered.

For certain freight logistics contracts that the Company entered into with customers starting in the first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to this contracts are presented net of related costs. For the year ended June 30, 2020, gross revenue and gross cost of revenue related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively. There was no such transaction for the year ended June 30, 2021.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2021	2020
PRC	4,921,022	4,368,596
U.S.	230,010	2,167,360
Total revenues	$5,151,032	$6,535,956

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2021 and 2020.

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

For the years ended June 30, 2021 and 2020, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(p) Recent Accounting Pronouncements

Pronouncements adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. The Company adopted this ASU on July 1, 2020 and the adoption has no significant impact to the Company’s consolidated financial statements as a whole.

Pronouncements not yet adopted

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company evaluating the impact of this new standard will have on Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

Amounts
Balance at June 30, 2020	$-
Receipt of cryptocurrencies from mining services	261,338
Balance at June 30, 2021	$261,338

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2021	2020
Trade accounts receivable	$3,589,011	$3,453,439
Less: allowances for doubtful accounts	(3,475,769)	(2,297,491)
Accounts receivable, net	$113,242	$1,155,948

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2021	2020
Beginning balance	$2,297,491	$5,670,274
Provision for doubtful accounts, net of recovery	1,030,895	4,896,640
Less: write-off	-	(8,220,754)
Exchange rate effect	147,383	(48,669)
Ending balance	$3,475,769	$2,297,491

For the years ended June 30, 2021 and 2020, the provision for doubtful accounts was $1,033,407 and $4,996,606, respectively. The Company recovered $2,512 and $99,366 of accounts receivable for the years ended June 30, 2021 and 2020, respectively. The Company wrote off nil and $8,220,754 of accounts receivable for the years ended June 30, 2021 and 2020, respectively.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	June 30,	June 30,
	2021	2020
Advances to customers*	$6,025,670	$10,004,893
Employee business advances	1,154	51,334
Total	6,026,824	10,056,227
Less: allowances for doubtful accounts	(6,024,266)	(10,005,193)
Other receivables, net – continuing operations	$2,558	$51,034

*

As of June 30, 2021 and 2020, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company had provided an allowance due to contract delay and recorded allowances of approximately $10.0 million for the year ended June 30, 2020. For the year ended June 30, 2021, the Company recovered $4,786,814 of the reserved amount.

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2021	2020
Beginning balance	$10,005,193	$-
Provision (recovery) for doubtful accounts	(4,786,814)	10,055,203
Less: write-off	(11,665)	(1,763)
Exchange rate effect	817,550	(48,247)
Ending balance	$6,024,266	$10,005,193

For the year ended June 30, 2021 and 2020, the provision for doubtful accounts of other receivables was nil and $10,055,203, respectively. The Company recovered $4,786,814 and nil of other receivables for the years ended June 30, 2021 and 2020. For the years ended June 30, 2021 and 2020, the Company wrote off $11,665 and $1,763 of other receivables respectively.

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2021	2020
Freight fees (1)	$880,000	$48,875

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July to September 2021. On December 1, 2020, the Company entered into a freight logistics services and import contract with a third party for equipment import. Per contract term, the Company will act as their freight carriers and in charge the import matter of such equipment. The Company agreed to pay a deposit of $580,000 which is based on 20% of the total carrying value of equipment on behalf of customer to secure the equipment. The advance will be repaid to the Company when the contract is fulfilled in around December 2021

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2021	2020
Prepaid income taxes	$11,929	$48,924
Other (including prepaid professional fees, rent, listing fees)	330,063	41,458
Total	$341,992	$90,382

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2021	2020
Rental and utilities deposits	$111,352	$64,663
Freight logistics deposits (1)	3,181,746	2,910,327
Total other long-term assets - deposits	3,293,098	2,974,990
Less: allowances for deposits	(3,177,127)	-
Other long-term assets- deposits, net	$115,971	$2,974,990

(1)

Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $3.1 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contracts and expect it may not be able to collect the full deposit, as such the Company provided full allowance for the $3.1 million deposit with BaoSteel.

Movement of allowance for deposits are as follows:

	June 30,	June 30,
	2021	2020
Beginning balance	$-	$-
Allowance for deposits	3,098,852	-
Exchange rate effect	78,275	-
Ending balance	$3,177,127	$-

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	June 30,	June 30,
	2021	2020
Buildings	$	$190,518
Motor vehicles*	332,124	516,999
Computer equipment*	86,831	97,172
Office equipment*	34,747	43,587
Furniture and fixtures*	205,303	71,697
System software*	115,722	107,911
Leasehold improvements	860,626	786,745
Total	1,635,353	1,814,629
Less: Accumulated depreciation and amortization	(878,096)	(1,291,339)
Property and equipment, net	$757,257	$523,290

Depreciation and amortization expenses for the years ended June 30, 2021 and 2020 were $406,553 and $320,737, respectively.

*	For the year ended June 30, 2021 and 2020, impairment of $855,230 and $127,177 was recorded due to continued decrease in revenues from the inland transportation management and container trucking segments and mining equipment which were not in use since June 2021 due to recent regulation change. In addition, the Company disposed of one vehicle resulting in a loss from disposal of $6,312.

Note 10. INTANGIBLE ASSETS, NET

Net intangible assets consisted of the following:

	June 30,	June 30,
	2021	2020
Full service logistics platforms	$190,000	$190,000
Less: Accumulated amortization	(190,000)	(163,611)
Intangible assets, net	$-	$26,389

The full service logistics platform was placed in services in December 2017. The platforms are being amortized over three years. Amortization expenses amounted to $26,389 and $81,557 for the years ended June 30, 2021 and 2020, respectively.

In addition, first phase of the ERP system was placed in use in July 2019 and is being amortized over three years. However, due to the continued decrease in revenues from the inland transportation management segment, the Company recorded an impairment of $200,455 for the year ended June 30, 2020. No impairment was recorded for same period of 2021.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	June 30,
	2021	2020
Salary and reimbursement payable	$407,118	$795,855
Professional fees payable	64,118	629,524
Credit card payable	19,457	217,940
Others	39,084	-
Total	$529,777	$1,643,319

Note 12. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. On February 24, 2021, the full amount of PPP loan was forgiven and no principle or interest need to be repaid, so the Company record such as a gain for the year ended June 30, 2021. As of June 30, 2021, none of PPP loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of June 30, 2021, $155,405 of loan payable remains outstanding. Interest expense for the year ended June 30, 2021 for this loan was $5,839.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending June 30,	Loan Amount
2022	$3,035
2023	3,150
2024	3,271
2025	3,395
2026	3,525
Thereafter	139,029
Total loan payments	$155,405

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.3 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 10.35%. As of June 30, 2021, ROU assets and lease liabilities amounted to $417,570 and $430,000 (including $192,044 from lease liabilities current portion and $237,956 from lease liabilities noncurrent portion), respectively and weighted average discount rate was approximately 10.35%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.31 years.

For the years ended June 30, 2021 and 2020, rent expense amounted to approximately $310,000 and $284,000, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount
2022	$226,798
2023	101,520
2024	82,235
2025	52,901
2026	45,227
Thereafter	-
Total lease payments	508,681
Less: Interest	(78,681)
Present value of lease liabilities	$430,000

Note 14. EQUITY

Stock issuance:

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

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants is $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants will be exercisable six (6) months following the date of issuance at an exercise price of $1.99 for cash. The warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant Shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders approved the preferred shareholders’ right to convert 860,000 shares of Series A Preferred Stock into 860,000 shares of common stock in the Company’s annual meeting of shareholders. As of June 30, 2021, the Series A Preferred Stock have been fully converted to common stock on a one-for-one basis.

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

On February 6, 2021, the Company entered into a securities purchase agreement with the investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,998,500 shares of the common stock of the Company, no par value per share, at a purchase price of $6.805 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, were approximately $12.4 million. The Company also sold to the investors warrants to purchase up to an aggregate of 1,998,500 shares of common stock at an exercise price of $6.805 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On February 9, 2021, the Company entered into a securities purchase agreement with the investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 3,655,000 shares of the common stock of the Company, no par value per share, at a purchase price of $7.80 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, were approximately $26.1 million. The Company also sold to the investors warrants to purchase up to an aggregate of 3,655,000 shares of common stock at an exercise price of $7.80 per share. The warrants shall be initially exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

For the year ended June 30, 2021, the shareholders exercised warrants to purchase 1,791,666 shares of common stock, 1,532,869 shares are issued of which 317,869 shares are exercised cashlessly, for aggregate net proceeds to the Company of approximately $4.8 million.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2021:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, as of June 30, 2020	400,000	$8.75
Issued	14,010,280	5.44
Exercised	(1,791,666)	3.41
Expired	-	-

Warrants outstanding, as of June 30, 2021	12,618,614	$5.30

Warrants exercisable, as of June 30, 2021	12,618,614	$5.30

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	363,334	$8.75	2.21 years
2020 warrants, 2,922,000	1,447,000	$2.15	4.17 years
2021 warrants, 11,088,280	10,808,280	$6.23	4.93 years

Stock based compensation:

In March 2017, the Company entered into a consulting and advisory services agreement with a consulting entity, which provides management consulting services that include marketing program design and implementation and cooperative partner selection and management. The service period began in March 2017 and will end in February 2020. The Company issued 50,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $12.65 per share on March 22, 2017 to the consultant. These shares were valued at $632,500 and the consulting expense was $140,556 for the year ended June 30, 2020.

On June 7, 2018, the Company issued 80,000 shares of common stock with a fair value of $508,000 to a consulting entity pursuant to a service agreement. The scope of services primarily covers legal consultation in PRC during the two-year service period from July 2018 to June 2020. The consulting entity is entitled to be granted the common stock on a quarterly basis in eight equal installments. The Company recorded compensation expense of $254,000 for the year ended June 30, 2020.

On April 8, 2019, the Company entered into a consulting services agreement with a consulting entity, which provides management consulting and advisory services. The scope of services primarily covered advising on business development, strategic planning and compliance during the six months service period from April 8, 2019 to October 7, 2019. The Company issued 60,000 shares of common stock as remuneration for the services, which were issued as restricted shares at $4.25 per share on April 16, 2019 to the consulting entity. These shares were valued at $255,000. The Company recorded compensation expense of $127,500 for the year ended June 30, 2020.

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

During the years ended June 30, 2021 and 2020, nil and $1,576,756 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price
Options outstanding, as of June 30, 2020	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of June 30, 2021	17,000	$6.05

Options exercisable, as of June 30, 2021	17,000	$6.05

Following is a summary of the status of options outstanding and exercisable at June 30, 2021:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	1.59 years	$10.05	2,000	1.59 years
$5.50	15,000	0.07 years	$5.50	15,000	0.07 years
	17,000			17,000

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2021	2020
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	14,790	376,398
Accumulated deficit	(6,266,337)	(6,199,188)
	(5,894,103)	(5,465,346)
Trans Pacific Logistics Shanghai Ltd.	(1,029,806)	(1,077,015)
Brilliant Warehouse Service, Inc.	(27,225)	-
Total	$(6,951,134)	$(6,542,361)

Note 16. COMMITMENTS AND CONTINGENCIES

Contingencies

The Labor Contract Law of the PRC requires employers to insure the liability of the severance payments for terminated employees that have worked for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2021 and 2020, the Company has estimated its severance payments of approximately $107,000 and $84,000, respectively, which have not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

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

The Company’s income tax expenses for the years ended June 30, 2021 and 2020 are as follows:

	For the Years Ended June 30,
	2021	2020
Current
U.S.	$(3,450)	$-
PRC	-	(186,021)
Total income tax expense	$(3,450)	$(186,021)

Income tax expense for the years ended June 30, 2021 and 2020 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2021 and 2020 to the Company’s effective tax rate are as follows:

	June 30, 2021	June 30, 2020
	%	%
US Statutory tax rate	$21.0	$21.0
Permanent difference*	0.1	0.4
Change in valuation allowance	(20.3)	(21.4)
Rate differential in foreign jurisdiction	(0.9)	(1.0)
	$(0.1)	$(1.0)

*	Permanent difference includes non-deductible expenses.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2021	June 30, 2020
Allowance for doubtful accounts
U.S.	$1,706,000	$1,329,000
PRC	2,718,000	2,888,000

Net operating loss
U.S.	3,422,000	1,756,000
PRC	1,507,000	1,490,000
Total deferred tax assets	9,353,000	7,463,000
Valuation allowance	(9,353,000)	(7,463,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $6,456,000 as of June 30, 2020 which may reduce future federal taxable income. During the year ended June 30, 2021, approximately $6,087,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,278,000, respectively. As of June 30, 2021, the Company’s cumulative NOL amounted to approximately $12,543,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2020 which may reduce future taxable income. During the year ended June 30, 2021, approximately $65,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $16,000, respectively. As of June 30, 2021, the Company’s cumulative NOL amounted to approximately $6,026,000 which may reduce future taxable income, of which approximately $700,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2021. The Company provided a 100% allowance for its DTA as of June 30, 2021. The net increase in valuation for the year ended June 30, 2021 amounted to approximately $1,890,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2021	2020
VAT tax payable	$1,126,489	$1,037,620
Corporate income tax payable	2,377,589	2,180,727
Others	68,341	62,001
Total	$3,572,419	$3,280,348

Note 18. CONCENTRATIONS

Major Customers

For the year ended June 30, 2021, one customer accounted for approximately 89.7% of the Company’s revenues. As of June 30, 2021, one customer accounted for approximately 87.6% of the Company’s accounts receivable, net.

For the year ended June 30, 2020, three customers accounted for approximately 42%, 23% and 22% of the Company’s revenues, respectively. As of June 30, 2020, one customer accounted for approximately 87% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2021, two suppliers accounted for approximately 55.4% and 28.6% of the total costs of revenue, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2021 and 2020, respectively:

	For the Year Ended June 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$4,944,187	$-	$5,151,032
Cost of revenues	$176,968	$4,797,427	$-	$4,974,394
Gross profit	$29,878	$146,760	$-	$176,638
Depreciation and amortization	$299,934	$36,300	$-	$336,234
Total capital expenditures	$136,076	$407,954	$-	$544,030
Gross margin%	14.4%	3.0%	-%	3.4%

	For the Year Ended June 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services		Container Trucking Services	Total
Net revenues	$2,105,651	$4,368,596	*	$61,709	$6,535,956
Cost of revenues	$827,690	$2,795,859	*	$55,314	$3,678,863
Gross profit	$1,277,961	$1,572,737		$6,395	$2,857,093
Depreciation and amortization	$340,421	$7,684		$54,189	$402,294
Total capital expenditures	$6,984	$-		$-	$6,984
Gross margin%	60.7%	36.0%		10.4%	43.7%

*	For certain freight logistics contracts that the Company entered into with customers starting from first quarter of fiscal year 2020, the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, revenues related to these contracts are presented net of related costs. For the year ended June 30, 2020, gross revenues and gross cost of revenues related to these contracts amounted to approximately $25.8 million and $24.3 million, respectively. There was no such transaction for the year ended June 30, 2021.

Total assets as of:

	June 30,	June 30,
	2021	2020
Shipping Agency and Management Services	$47,347,418	$2,531,074
Freight Logistic Services	5,453,848	3,176,165
Container Trucking Services	1,851	30,863
Total Assets	$52,803,117	$5,738,102

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also review consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2021	2020
PRC	4,921,022	4,368,596
U.S.	230,010	2,167,360
Total revenues	$5,151,032	$6,535,956

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of June 30, 2021 and 2020, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2021	2020
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$384,331	$484,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	430,902	-
Less: allowance for doubtful accounts	(384,331)	(48,433)
Total	$430,902	$435,898

(1) In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process.

Starting in late 2020, Mr, Zhang started selling off his shares of the Company and does not own shares of the Company as of June 30, 2021 and no longer a related party. Management’s reassessed the collectability and decided to make additional $345,898 allowance for doubtful accounts as of June 30, 2021. For the years ended June 30, 2021 and 2020, the Company recovered $10,000 and $41,341, respectively, of allowance for doubtful accounts of the amount due from Zhiyuan.

(2) The Company advanced Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) $477,278 and Zhejiang Jinbang return $46,376 for the year ended June 30, 2021. The rest of the advance is non interest bearing and due on demand.

Loan receivable- related parties

On June 10, 2021, the Company entered a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan amounted to $619,329 (RMB 4 million) and will be repaid in June 2023.

On April 10, 2021, the Company entered into a loan agreement with Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang. The loan amounted to $4,644,969 (RMB 30,000,000 million). $619,329 (RMB 4,000,000) has been repaid as of June 30, 2021 and the rest of the loan $4,025,640 (RMB 26,000,000) is to be repaid in April 2023. The loan is unsecured and non-interest bearing.

As of June 30, 2021, the Company had payable to the CEO of $11,303 and to the acting CFO of $2,516 which were included in other payable. As of June 30, 2020, the Company had payable to the CEO of $6,279 and to the Acting CFO of $26,570 which were included in other payable. These payments were made on behalf of the Company for the daily business operational activities.

Note 21. SUBSEQUENT EVENTS

In July 2021, the company registered a new company Gorgeous Trading Ltd. Which is 100% owned by Sino-Global Shipping New York Inc. This company will be mainly responsible for the Company’s smart warehouse and related business in Texas.

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of Sino-Global Shipping America, Ltd. (the “Company”) and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 600,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 200,000 shares, (iii) Board member, Zhikang Huang, is entitled to a one-time stock award grant of 160,000 shares, (iv) Board member, Jing Wang, is entitled to a one-time stock award grant of 20,000 shares, (v) Board member, Xiaohuan Huang, is entitled to a one-time stock award grant of 20,000 shares, and (vi) Board member, Tieliang Liu, is entitled to a one-time stock award grant of 20,000 shares. Fair value of these grants at grant date was approximately $3.0 million.

On August 31, 2021, the company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by Sino-Global Shipping New York Inc.