Form 10-Q
period 2021-09-30
Sino-Global Shipping America, Ltd.
filed 2021-11-12
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-34024

Sino-Global Shipping America, Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

98 Cutter Mill Road, Suite 322 Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

(718) 888-1814

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SINO	NASDAQ Capital Market

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

As of November 12, 2021, the Company had 16,152,113 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
Assets
Current assets
Cash	$42,948,874	$44,837,317
Cryptocurrencies	261,338	261,338
Accounts receivable, net	52,332	113,242
Other receivables, net	131,265	2,558
Advances to suppliers - third parties	306,205	880,000
Prepaid expenses and other current assets	229,029	341,992
Due from related party, net	1,902,624	430,902
Total Current Assets	45,831,667	46,867,349

Property and equipment, net	1,175,278	757,257
Right-of-use assets	1,683,494	417,570
Other long-term assets - deposits	135,117	115,971
Loan receivable-related parties	4,653,587	4,644,969
Investment in unconsolidated entity	210,010	-
Total Assets	$53,689,153	$52,803,116

Liabilities and Equity

Current Liabilities
Deferred revenue	$71,391	$471,516
Accounts payable	531,224	574,857
Lease liabilities - current	510,629	192,044
Taxes payable	3,586,288	3,572,419
Accrued expenses and other current liabilities	513,474	529,777
Loan payable - current	3,063	3,035
Total current liabilities	5,216,069	5,343,648

Lease liabilities - noncurrent	1,194,156	237,956
Loan payable - noncurrent	150,566	152,370

Total liabilities	6,560,791	5,733,974

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 16,152,113 and 4,438,788 shares issued and outstanding as of September 30, 2021 and 2020, respectively*	85,483,100	82,555,700
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(33,099,949)	(30,244,937)
Accumulated other comprehensive loss	(562,725)	(625,449)
Total Sino-Global Shipping America Ltd. Stockholders' Equity	54,155,388	54,020,276

Non-controlling Interest	(7,027,026)	(6,951,134)

Total Equity	47,128,362	47,069,142

Total Liabilities and Equity	$53,689,153	$52,803,116

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	September 30,
	2021	2020
		(Restated)
Net revenues	$1,796,210	$1,136,799
Cost of revenues	(1,626,868)	(1,095,226)
Gross profit	169,342	41,573

Selling expenses	(74,396)	(68,930)
General and administrative expenses	(1,966,569)	(703,434)
Recovery (provision) for doubtful accounts, net	1,929,715	(18,353)
Stock-based compensation	(2,927,400)	-
Total operating expenses	(3,038,650)	(790,717)

Operating loss	(2,869,308)	(749,144)

Other expenses, net	(52,354)	688

Net loss before provision for income taxes	(2,921,662)	(748,456)

Income tax expense	-	-

Net loss	(2,921,662)	(748,456)

Net loss attributable to non-controlling interest	(66,650)	(14,665)

Net loss attributable to Sino-Global Shipping America, Ltd.	$(2,855,012)	$(733,791)

Comprehensive loss
Net loss	$(2,921,662)	$(748,456)
Other comprehensive income (loss) - foreign currency	53,482	(7,573)
Comprehensive loss	(2,868,180)	(756,029)
Less: Comprehensive loss attributable to non-controlling interest	(75,892)	(213,489)
Comprehensive loss attributable to Sino-Global Shipping America, Ltd.	$(2,792,288)	$(542,540)

Loss per share
Basic and diluted*	$(0.18)	$(0.19)

Weighted average number of common shares used in computation
Basic and diluted*	15,670,135	3,828,354

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional					Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Subscription	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	-	$-	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	-	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	-	-	280,040	(188,958)	91,082
Net income	-	-	-	-	-	-	-	-	3,861,686	-	495,943	4,357,629
BALANCE, September 30, 2020 (Restated)	-	$-	4,438,788	$29,466,192	$2,334,962	-	$-	$-	$(19,559,908)	$(803,990)	$(6,235,376)	$5,201,880

					Additional					Accumulated other
	Preferred Stock		Common Stock		paid-in	Treasury Stock		Subscription	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	Shares	Amount	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2021	-	$-	15,132,113	$82,555,700	$2,334,962	-	$-	$-	$(30,244,937)	$(625,449)	$(6,951,134)	$47,069,142
Stock compensation issue to employee			1,020,000	2,927,400	-	-	-	-	-	-	-	2,927,400
Foreign currency translation					-	-	-	-	-	62,724	(9,242)	53,482
Net loss	-	-	-	-	-	-	-	-	(2,855,012)	-	(66,650)	(2,921,662)
BALANCE, September 30, 2021	-	$-	16,152,113	$85,483,100	$2,334,962	-	$-	$-	$(33,099,949)	$(562,725)	$(7,027,026)	$47,128,362

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINO-GLOBAL SHIPPING AMERICA, LTD. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2021	2020
Operating Activities		(Restated)
Net loss	$(2,921,662)	$(748,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,927,400	-
Depreciation and amortization	140,710	83,719
Non-cash lease expense	118,178	37,918
(Recovery) provision for doubtful accounts, net	(1,929,715)	18,353
Loss on disposal of fixed assets	52,489	-
Changes in assets and liabilities
Accounts receivable	20,239	13,664
Other receivables	1,663,024	(114,571)
Advances to suppliers - third parties	573,818	(8,678)
Prepaid expenses and other current assets	112,449	19,171
Other long-term assets - deposits	(20,061)	(52,243)
Due from related parties	-	100,000
Deferred revenue	(399,085)	758
Accounts payable	(33,147)	67,788
Taxes payable	87,413	51,265
Lease liabilities	(109,237)	(18,855)
Accrued expenses and other current liabilities	(11,572)	152,690
Net cash provided by (used in) operating activities	271,241	(397,477)

Investing Activities
Acquisition of property and equipment	(617,147)	-
Investment in unconsolidated entity	(210,000)
Advance to related parties	(1,475,301)	-
Net cash used in investing activities	(2,302,448)	-

Financing Activities
Proceeds from issuance of common stock	-	1,111,069
Repayment of loan payable	(1,776)	-
Net cash (used in) provided by financing activities	(1,776)	1,111,069

Effect of exchange rate fluctuations on cash	144,540	179,015

Net increase (decrease) in cash	(1,888,443)	892,607

Cash at beginning of period	44,837,317	131,182

Cash at end of period	$42,948,874	$1,023,789

Supplemental information
Income taxes paid	$-	$-
Interest paid	$1,445	$-

Non-cash transactions of operating and investing activities
Transfer of prepayment to intangible asset	$-	$-
Initial recognition of right-of-use assets and lease liabilities	$1,384,721	$-

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd. (“LSM”) , in which the Company holds a 40% equity interest. As of September 30, 2021, the Company made its capital injection in the amount of $210,010. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions. There has been no operation for LSM for the years ended June 30, 2021 and 2020. On October 11, 2021, Mr. Shanming Liang, transferred his ownership of shares of LSM to Guanxi Golden Bridge Industry Group Co., Ltd.

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

On April 21, 2021, the Company entered into a cooperation agreement with Mr. Bangpin Yu to set up a joint venture in U.S. named “Brilliant Warehouse Service Inc.” to support its freight logistics services in the U.S. The Company has a 51% equity interest in the joint venture.

In July 2021, the company registered a new company Gorgeous Trading Ltd. Which is 100% owned by Sino-Global Shipping New York Inc. This company will be mainly responsible for the Company’s smart warehouse and related business in Texas.

On August 31, 2021, the company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by Sino-Global Shipping New York Inc. for development and sales of electric motors. There has been no operations as of September 30, 2021.

On September 29, 2021, 2021, the company formed a 100% owned subsidiary, SG Shipping & Risk Solution Inc. in New York to support the Company’s logistic services. There has been no operations as of September 30, 2021.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Restatements

This condensed consolidated financial statements as of and for the three months September 30, 2020 contain restatements to correct an error in accounting estimate of allowance for other receivable.

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

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	September 30,	June 30,
	2021	2021
Current assets:
Cash	$107,778	$113,779
Total current assets	107,778	113,779

Deposits	56	56
Property and equipment, net	8,176	-
Total assets	$116,010	$113,835

Current liabilities:
Other payables and accrued liabilities	$37,317	$32,939
Total liabilities	$37,317	$32,939

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

The exchange rates as of September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and 2020 are as follows:

			Three Months ended September 30,
Foreign currency	September 30, 2021 Balance Sheet	June 30, 2021 Balance Sheet	2021 Profits/Loss	2020 Profits/Loss
RMB:1USD	6.4466	6.4586	6.4708	6.9217
AUD:1USD	1.3834	1.3342	1.3604	1.3992
HKD:1USD	7.7851	7.7661	7.7777	7.7506
CAD:1USD	1.2673	1.2404	1.2591	1.3325

(f) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of September 30, 2021 and June 30, 2021, cash balances of $1,146,909 and $628,039, respectively, were maintained at financial institutions in the PRC. $733,830 and $201,990 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, September 30, 2021 and June 30, 2021, cash balances of $41,792,209 and $44,203,436, respectively, were maintained at U.S. financial institutions. $ 41,108,552 and $ 43,507,335 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2021 and June 30, 2021, cash balances of $8,894 and $3,698, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of September 30, 2021 and June 30, 2021, cash balances of $244 and $693, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of September 30, 2021 and June 30, 2021, amount of deposits the Company had covered by insurance amounted to $1,105,874 and $1,125,838, respectively.

(g) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other revenue of the Company for the three months ended September 30, 2021. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Cryptocurrencies awarded to the Company through its mining activities are recorded as other income and as operating activities in the Company’s unaudited condensed consolidated financial statements.

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

(h) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made nil and $ 30,757 allowance for doubtful accounts for the three months ended September 30, 2021 and 2020. The Company recovered nil and $2,404 of accounts receivable for the three months ended September 30, 2021 and 2020 respectively.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2021 and 2020, no impairment were recorded, respectively.

(j) Investments in unconsolidated entity

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method. Significant influence is generally considered to exist when the Company has voting shares representing 20% to 50%, and other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Dividends received from the equity method investments are recorded as reductions in the cost of such investments. The Company generally considers an ownership interest of 20% or higher to represent significant influence. The Company accounts for the investments in entities over which it has neither control nor significant influence, and no readily determinable fair value is available, using the investment cost minus any impairment, if necessary.

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions. For the three months ended September 30, 2021 the company recorded $210,010 investment in unconsolidated entity and no events have occurred that indicated another-than-temporary for the three months ended September 30.

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Shipping and management agency services	$-	$206,845
Freight logistics services	1,796,210	929,954
Total	$1,796,210	$1,136,799

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

●	Revenues from container trucking services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
PRC	725,078	929,954
U.S.	1,071,132	206,845
Total revenues	$1,796,210	$1,136,799

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2021 and 2020.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

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

For the three months ended September 30, 2021 and 2020, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three months ended September 30, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(q) Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company believes the adoption of this new standard will not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	September 30,	June 30,
	2021	2021
Beginning balance	$261,338	$-
Receipt of cryptocurrencies from mining services	-	261,338
Ending balance	$261,338	$261,338

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	September 30,	June 30,
	2021	2021
Trade accounts receivable	$3,530,750	$3,589,011
Less: allowances for doubtful accounts	(3,478,418)	(3,475,769)
Accounts receivable, net	$52,332	$113,242

Movement of allowance for doubtful accounts are as follows:

	September 30,	June 30,
	2021	2021
Beginning balance	$3,475,769	$2,297,491
Provision for doubtful accounts, net of recovery	-	1,030,895
Less: write-off	-	-
Exchange rate effect	2,649	147,383
Ending balance	$3,478,418	$3,475,769

For the three months ended September 30, 2021 and 2020, the provision for doubtful accounts was nil and $30,757, respectively. The Company recovered nil and $2,404 of accounts receivable for the three months ended September 30, 2021 and 2020, respectively.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	September 30,	June 30,
	2021	2021
Advances to customers*	$4,100,308	$6,025,670
Employee business advances	129,453	1,154
Total	4,229,761	6,026,824
Less: allowances for doubtful accounts	(4,098,496)	(6,024,266)
Other receivables, net – continuing operations	$131,265	$2,558

*	As of September30, 2021 and June 30, 2021, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely. As such, the Company had provided an allowance due to contract delay and recorded allowances of approximately $10.0 million as of June 30, 2021. For the three months ended September 30, 2021 and 2020, the Company recovered $1,929,715 and $nil, respectively.

Movement of allowance for doubtful accounts are as follows:

	September 30,	June 30,
	2021	2021
Beginning balance	$6,024,266	$10,005,193
Provision (Recovery) for doubtful accounts	(1,929,715)	(4,786,814)
Less: write-off	-	(11,665)
Exchange rate effect	3,945	817,550
Ending balance	$4,098,496	$6,024,266

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2021	2021
Freight fees (1)	$306,205	$880,000

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July to December 2021. On December 1, 2020, the Company entered into a freight logistics services and import contract with a third party for equipment import. Per contract term, the Company will act as their freight carriers and in charge the import matter of such equipment. The Company agreed to pay a deposit of $580,000 which is based on 20% of the total carrying value of equipment on behalf of customer to secure the equipment. For the three months ended September 30, 2021, the Company completed the freight services and the deposit was used for its cost of revenue.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2021	2021
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	217,100	330,063
Total	$229,029	$341,992

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2021	2021
Rental and utilities deposits	$94,295	$111,352
Freight logistics deposits (1)	50,000	3,181,746
Total other long-term assets - deposits	$144,295	$3,293,098
Less: allowances for deposits	(9,178)	(3,177,127)
Other long-term assets- deposits, net	$135,117	$115,971

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $3.1 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contracts and expect it may not be able to collect the full deposit, as such the Company provided full allowance for the $3.1 million deposit with BoaSteel. For the three months ended September 30, 2021, the company wrote off $ 3,173,408 of the other long term assets – deposit.

Movement of allowance for deposits are as follows:

	September 30,	June 30,
	2021	2021
Beginning balance	$3,177,127	$-
Allowance for deposits	-	3,098,852
Less: Write-off	(3,173,408)
Exchange rate effect	5,459	78,275
Ending balance	$9,178	$3,177,127

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2021	2021
Motor vehicles	640,875	332,124
Computer equipment	97,392	86,831
Office equipment	77,670	34,747
Furniture and fixtures	372,842	205,303
System software	115,936	115,722
Leasehold improvements	862,222	860,626

Total	2,166,937	1,635,353

Less: Accumulated depreciation and amortization	(991,659)	(878,096)

Property and equipment, net	$1,175,278	$757,257

Depreciation and amortization expenses for the three months ended September, 2021 and 2020 were $140,710 and $67,886, respectively. For the three months of September 30, 2021, the company exchange vehicles for net cost of $242,035, result of loss on disposal of fixed assets $52,489.

Note 10. LOAN RECEIVABLE

On April 10, 2021, the Company entered into a loan agreement with Shanghai Baoyin Industrial Co., Ltd. which amounted to $4,644,969 (RMB 30,000,000 million). $619,329 (RMB 4,000,000) has been repaid as of June 30, 2021 and the rest of the loan $4,033,109 (RMB 26,000,000) is to be repaid in April 2023. The loan is unsecured and non-interest bearing.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	June 30,
	2021	2021
Salary and reimbursement payable	$366,230	$407,118
Professional fees payable	91,070	64,118
Credit card payable	43,064	19,457
Others	13,109	39,084
Total	$513,474	$529,777

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

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of September 30, 2021, $153,629 of loan payable remains outstanding. Interest expense for the three months ended September 30, 2021 and 2020 for this loan was $1,384 and $1,402, respectively.

Loan repayment schedule for the EIDL loans is as follows:

Twelve Months Ending September 30,	Loan Amount

2022	$3,063
2023	3,180
2024	3,301
2025	3,427
2026	3,558
Thereafter	137,100
Total loan payments	$153,629

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $1.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 10.69%. As of September 30, 2021, ROU assets and lease liabilities amounted to $1,683,494 and $1,704,785 (including $510,629 from lease liabilities current portion and $1,194,156 from lease liabilities noncurrent portion), respectively and weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.82 years.

For the three months ended September 30, 2021 and 2020, rent expense amounted to approximately $118,178 and $76,000, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount

2022	$541,371
2023	590,840
2024	544,470
2025	193,378
2026	169,317
Thereafter	-
Total lease payments	2,039,376
Less: Interest	(334,591)
Present value of lease liabilities	$1,704,785

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

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock.

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2021:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2021	12,618,614	$5.30
Issued	-	-
Exercised
Expired	-	-

Warrants outstanding, as of September 30, 2021	12,618,614	$5.30

Warrants exercisable, as of September30, 2021	12,618,614	$5.30

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	363,334	$8.75	1.95 years
2020 warrants, 2,922,000	1,447,000	$2.15	3.92 years
2021 warrants, 11,088,280	10,808,280	$6.23	4.68 years

Stock based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of Sino-Global Shipping America, Ltd. (the “Company”) and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 of the common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) to (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 600,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 200,000 shares, (iii) Board member, Zhikang Huang, is entitled to a one-time stock award grant of 160,000 shares, (iv) Board member, Jing Wang, is entitled to a one-time stock award grant of 20,000 shares, (v) Board member, Xiaohuan Huang, is entitled to a one-time stock award grant of 20,000 shares, and (vi) Board member, Tieliang Liu, is entitled to a one-time stock award grant of 20,000 shares. During the three months ended September 30, 2021 and 2020, $2,927,400 and nil were recorded as stock-based compensation expense, respectively based on grant date fair value.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2021	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(15,000)	(5.50)

Options outstanding, as of September 30, 2021	2,000	$10.05

Options exercisable, as of September 30, 2021	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable at September 30, 2021:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	1.59 years	$10.05	2,000	1.33 years

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2021	2021
Sino-China:
Original paid-in capital	$356,400	$356,400
Additional paid-in capital	1,044	1,044
Accumulated other comprehensive income	6,821	14,790
Accumulated deficit	(6,283,309)	(6,266,337)
	(5,919,044)	(5,894,103)
Trans Pacific Logistics Shanghai Ltd.	(860,803)	(1,029,806)
Brilliant Warehouse Service, Inc.	(247,179)	(27,225)
Total	$(7,027,026)	$(6,951,134)

Note 16. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of September 30, 2021, the Company was not aware of any litigations or lawsuits against them.

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

The Company’s income tax expenses for the three months ended September 30, 2021 and 2020 are as follows:

For the Years Ended September 30,
	2021	2020
Current
U.S.	$-	$-
PRC	-	-
Total income tax expense	$-	$-

The Company’s deferred tax assets are comprised of the following:

	September 30, 2021	June 30, 2021
Allowance for doubtful accounts
U.S.	$1,596,000	$1,706,000
PRC	1,451,000	2,718,000

Net operating loss
U.S.	3,799,000	3,422,000
PRC	1,511,000	1,507,000
Total deferred tax assets	8,357,000	9,353,000
Valuation allowance	(8,357,000)	(9,353,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal NOL of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. During the three months ended September 30, 2021, approximately $1,397,000 of NOL was generated and the tax benefit derived from such NOL was approximately $293,000, respectively. As of September 30, 2021, the Company’s cumulative NOL amounted to approximately $13,940,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2021 which may reduce future taxable income. During the three months ended September 30, 2021, approximately $17,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,000, respectively. As of September 30, 2021, the Company’s cumulative NOL amounted to approximately $6,026,000 which may reduce future taxable income, of which approximately $711, 000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2021. The Company provided a 100% allowance for its DTA as of September 30, 2021. The net decrease in valuation for the three months ended September 30, 2021 amounted to approximately $996,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2021	2021
VAT tax payable	$1,141,139	$1,126,489
Corporate income tax payable	2,381,646	2,377,589
Others	63,503	68,341
Total	$3,586,288	$3,572,419

Note 18. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2021, two customer accounted for approximately 94.9% of the Company’s revenues.  As of September 30, 2021, three customers accounted for approximately 65.6% of the Company’s accounts receivable, net.

For the three months ended September, 2020, two customers accounted for approximately 99.5% of the Company’s revenues. As of September 30, 2020, two customers accounted for approximately 99.3% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended September 30, 2021, two suppliers accounted for approximately 68.5% of the total costs of revenue.

For the three months ended September 30, 2020, three suppliers accounted for approximately 95.1% of the total costs of revenue, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$-	$1,796,210	$1,796,210
Cost of revenues	$-	$1,626,868	$1,626,868
Gross profit	$-	$169,342	$169,342
Depreciation and amortization	$-	$122,270	$122,270
Total capital expenditures	$-	$634,206	$634,206
Gross margin%	-%	9.4%	9.4%

	For the Three Months Ended September 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$206,845	$929,954	$1,136,799
Cost of revenues	$176,968	$918,258	$1,095,226
Gross profit	$29,877	$11,696	$41,573
Depreciation and amortization	$80,269	$3,450	$83,719
Total capital expenditures	$-	$-	$-
Gross margin%	14.4%	1.3%	3.7%

Total assets as of:

	September 30,	June 30,
	2021	2021
Shipping Agency and Management Services	$45,324,671	$47,347,418
Freight Logistic Services	8,363,167	5,453,848
Container Trucking Services	1,315	1,851
Total Assets	$53,689,153	$52,803,117

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also review consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
PRC	725,078	929,954
U.S.	1,071,132	206,845
Total revenues	$1,796,210	$1,136,799

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of September 30, 2021 and June 30, 2020, the outstanding amounts due from related parties consist of the following:

	September 30,	June 30,
	2021	2021
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$-	$384,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	431,702	430,902
Shanghai Baoyin Industrial Co., Ltd (3)	1,470,922	-
Less: allowance for doubtful accounts	-	(384,331)
Total	$1,902,624	$430,902

(1)	In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. Starting in late 2020, Mr, Zhang started selling off his shares of the Company and does not own shares of the Company as of June 30, 2021 and no longer a related party. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of June 30, 2021. The Company wrote off the balance for the three months ended September 30, 2021.

(2)	The Company advanced Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd., $477,278 and Zhejiang Jinbang return $46,376 for the year ended June 30, 2021. The rest of the advance is non-interest bearing and due on demand. There has been no change in the balance other than exchange difference.

(3)	The Company advanced Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd., $1,470,922 for the three months end September 30, 2021. The advance is non-interest bearing and due on demand. The Company expects to collect the advance before March 31, 2022.

Loan receivable- related parties

As of September 30, 2021 and June 30, 2020, the outstanding amounts loan receivable from related parties consist of the following:

	September 30,	June 30,
	2021	2021
Wang, Qinggang (1)	$620,478	$619,329
Shanghai Baoyin Industrial Co., Ltd (2)	4,033,109	4,025,640
Total	$4,653,587	$4,644,969

(1)	On June 10, 2021, the Company entered a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan amounted to $620,478 (RMB 4 million) and will be repaid in June 2023. There has been no change in the balance other than exchange difference.

(2)	On April 10, 2021, the Company entered into a loan agreement with Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang. The loan amounted to $4,644,969 (RMB 30,000,000). $619,329 (RMB 4,000,000) has been repaid as of June 30, 2021 and the rest of the loan $4,033,109 (RMB 26,000,000) is to be repaid in April 2023. The loan is unsecured and non-interest bearing. There has been no change in the balance other than exchange difference.

Other payable related party

As of September 30, 2021, the Company had payable to the CEO of $17,303 and to the acting CFO of $2,134 which were included in other payable. As of June 30, 2021, the Company had payable to the CEO of $11,303 and to the acting CFO of $2,516 which were included in other current liabilities. These payments were made on behalf of the Company for the daily business operational activities.

Note 21. SUBSEQUENT EVENTS

On Oct 11, 2021, the company formed a joint venture, Thor Miner Inc. in Delaware, which is 51% owned by Sino-Global Shipping America Inc. to facilitate the Company’s digital assets business.

On October 3, 2021, Sino-Global Shipping America, Ltd. entered into a Strategic Alliance Agreement (the “Agreement”) with Shenzhen Highsharp Electronic Ltd. (“Highsharp”) to establish a joint venture for collaborative engineering, technical development and commercialization of a proprietary bitcoin mining machine under the name Thor, with exclusive rights covering design production, intellectual property, branding, marketing and sales. On Oct 11, 2021, the company formed a joint venture, Thor Miner Inc. in Delaware, which is 51% owned by Sino-Global Shipping America Inc. and 49% owned by Highsharp.

On November 1, 2021, Mr. Lei Cao retired from his position as CEO and the Board approved the appointment of Mr. Lei Cao as Vice President and Head of Research and Development. On the same day, the Board appointed Mr. Yang Jie as the Company’s CEO.

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

On April 21, 2021, we entered into a cooperation agreement with Mr. Bangpin Yu to set up a 51% owned joint venture in U.S. named “Brilliant Warehouse Service Inc.” to support our freight logistics services in the U.S.

In July 2021, we registered a new company Gorgeous Trading Ltd. Which is 100% owned by Sino-Global Shipping New York Inc. This company will be mainly responsible for our smart warehouse and related business in Texas.

On August 31, 2021, the company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by Sino-Global Shipping New York Inc. for development and sales of electric motors. There has been no operations as of September 30, 2021.

On September 29, 2021, 2021, the company formed a 100% owned subsidiary, SG Shipping & Risk Solution Inc. in New York to support the Company’s logistic services. There has been no operations as of September 30, 2021.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which decreased demand for freight logistics services in fiscal year 2021. For fiscal year 2022, our customers are still impacted by the continuing resurgence of the Pandemic but has seen gradual recovery from first fiscal quarter of 2021. As a result, our revenue and gross profit for the three months ended September 30, 2021 were increased by approximately $0.7 million, or 58%, and $0.2 million, or 368.1%, respectively.

●	Our suppliers have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Recent developments:

In October 2021, we registered a new company SG Shipping & Risk Solution Inc, which is 100% owned by Sino-Global Shipping New York In.

On October 3, 2021, we entered into a Strategic Alliance Agreement (the “Agreement”) with Shenzhen Highsharp Electronic Ltd. (“Highsharp”) to establish a joint venture (“JV”) for collaborative engineering, technical development and commercialization of a proprietary bitcoin mining machine under the name Thor, with exclusive rights covering design production, intellectual property, branding, marketing and sales. Thor Miner Inc is 51% owned by Sino-Global Shipping New York Inc.

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

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months ended September 30, 2021 and 2020

Revenues

Revenues increased by $659,411, or approximately 58.0%, from $1,136,799 for the three months ended September 30, 2020 to $1,796,210 for the same period in 2021. The increase was primarily due to the increase of revenue from our freight logistic services of approximately $1,071,000 due to we provided logistic services for equipment import and also we started providing warehouse services. The increase was offset by a decrease in shipping management services of $210,000 we didn’t have for the three months ended September 30, 2021. One of our shipping management services contracts we entered into with customers starting in the first quarter of fiscal year 2020 expired during the year.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$-	$1,796,210	$1,796,210
Cost of revenues	$-	$1,626,868	$1,626,868
Gross profit	$-	$169,342	$169,342
Depreciation and amortization	$-	$122,270	$122,270
Total capital expenditures	$-	$634,206	$634,206
Gross margin%	-%	9.4%	9.4%

	For the Three Months Ended September 30, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$206,845	$929,954	$1,136,799
Cost of revenues	$176,968	$918,258	$1,095,226
Gross profit	$29,877	$11,696	$41,573
Depreciation and amortization	$80,269	$3,450	$83,719
Total capital expenditures	$-	$-	$-
Gross margin%	14.4%	1.3%	3.7%

	% Change For the Three Months Ended September 30, 2021 and 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	(100)%	93.2%	58.0%
Cost of revenues	(100)%	77.2%	48.5%
Gross profit	(100)%	1,347.9%	307.3%
Depreciation and amortization	(100)%	3,444.1%	46.0%
Total capital expenditures	0.0%	100.0%	1,000%
Gross margin%	(14.4)%	8.2%	5.8%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
PRC	725,078	929,954
U.S.	1,071,132	206,845
Total revenues	$1,796,210	$1,136,799

Revenues

(1) Shipping Agency and Management Services

For the three months ended September 30, 2021 and 2020, shipping agency and management services generated revenues of nil and $206,845, respectively, representing an approximately 100% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. During the three months ended September 30, 2021, revenues increased by approximately 93.2% compared to the same period in 2020. We established a wholly owned entity in July 2021 and formed two joint ventures in April 2021 to support our freight logistics services. We recognized revenue approximately $980,000 from the certain import contract with a third party for equipment import. We act as their freight carriers and in charge the import matter of such equipment. We generated approximately $91,000 for warehouse storage services while we did not have such revenue for the same period last year. The revenue from Trans Pacifics Logistic Shanghai Ltd. remains the same compare to the three months ended September 30, 2021 and 2020. We believe our revenues from freight logistics services will continue to grow with the operations of these three entities.

Operating Costs and Expenses

Operating costs and expenses increased by $2,779,575 or approximately 147.4%, from $1,885,943 for the three months ended September 30, 2020 to $4,665,518 for the three months ended September 30, 2021. This increase was mainly due to the increase in selling expenses, stock-based compensation, cost of revenues and general and administrative expenses as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2021		2020		Change
	US$	%	US$	%	US$	%

Revenues	1,796,210	100.0%	1,136,799	100.0%	659,411	58.0%
Cost of revenues	1,626,868	90.6%	1,095,226	96.3%	531,642	48.5%
Gross margin	9.4%	N/A	3.7%	N/A	5.8%	N/A
Selling expenses	74,396	4.1%	68,930	6.1%	5,466	7.9%
General and administrative expenses	1,966,569	109.5%	703,434	61.9%	1,263,135	179.6%
Provision for doubtful accounts, net of recovery	(1,929,715)	(107.4)%	18,353	1.6%	(1,948,068)	(10,614.4)%
Stock-based compensation	2,927,400	163.0%	-	-%	2,927,400	100.0%
Total costs and expenses	4,665,518	259.8%	1,885,943	165.9%	2,779,575	147.4%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues was $1,626,868 for the three months ended September 30, 2021, an increase of $531,642, or approximately 48.5%, as compared to $1,095,226 for the same period in 2020. The increase of cost of revenue mainly due to we had cost of revenue approximately $580,000 from certain import contract with a third party for equipment import, and approximately $199,000 for warehouse storage services while we did not have such cost of revenue for the same period last year. The increase was offset by approximately $177,000 of shipping management services that we entered in the first quarter of fiscal year 2020 expired during the year. The cost of revenue for Trans Pacifics Logistic Shanghai Ltd. had slightly increase compare to the three months ended September 30, 2021 and 2020. As a result, our gross profit margin increased by approximately 5.8% from approximately 3.7% for the three months ended September 30, 2020 to approximately 9.4% for the same period in 2021, because of the new warehouse storage services and freight services provided for equipment.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended September 30, 2021, we had $74,396 of selling expenses, as compared to $68,930 for the same period in 2020, which represents an increase of $5,466 or approximately 7.9%.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended September 30, 2021, we had $1,966,569 of general and administrative expenses, as compared to $703,434 for the same period in 2020, representing an increase of $1,263,135, or approximately 179.6%. The increase was mainly due to the increase in professional expenses of approximately $500,000 as we spend more resources on business development to expand our business, with expenses including due diligence and professional fees for seeking potential acquisition target, and consulting expenses for new business development, the increase in employees, offices and other general and administrative expenses of approximately $640,000 as we hired more employees and opened more office locations to expand our freight logistics service

Provision for Doubtful Accounts, net of recovery

We had recovery of other receivable of $1,929,715 for the three months ended September 30, 2021 compared to $18,383 of provision for accounts receivable and other receivable, a decrease of $1,948,068, or approximately 10,614.4%. This change is mainly due to collection of other receivables.

Stock-based Compensation

Stock-based compensation was $2,927,400 for the three months ended September 30, 2021, an increase of $2,927,400 or 100.0%, as compared to nil for the same period in 2020. Stock-based compensation increased significantly from the three months ended September 30, 2020 to the same period in 2021 due to stock award was granted.

Operating loss

We had an operating loss of $2,869,308 for the three months ended September 30, 2021, compared to $749,144 for the same period in 2020. Such change was the result of the combination of the changes discussed above.

Other expenses, net

Total other expenses, net was $52,354 for the three months ended September 30, 2021, an increase of approximately $53,042 or 7,709.6%, as compared to $688 for the same period in 2020. The change was loss of disposal of fixed assets.

Taxation

We didn’t recorded income tax expense for the three months ended September 30, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the three months ended September 30, 2021, approximately $1,397,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $293,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which may reduce future taxable income. The NOL amounted to approximately $711,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026. During the three months ended September 30, 2021, approximately $17,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,000.

We periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of September 30, 2021. The net decrease in valuation for the three months ended September 30, 2021 amounted to approximately $996,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $2,921,662 for the three months ended September 30, 2021, compared to $748,456 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to us was $2,855,012 for the three months ended September 30, 2021, compared to $733,791 for the same period in 2020. Comprehensive loss attributable to us was $2,792,288 for the three months ended September 30, 2021, compared to $542,450 for the same period in 2020.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2021, we had $42,948,874 in cash (cash on hand and cash in bank). We held approximately 97.3% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 2.7% of our cash in banks located in the PRC.

As of September 30, 2021, we had the following loans outstanding:

Loans	Maturities	Interest rate	September 30, 2021
Small business administration loan	May 2050	3.75%	$155,405

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2021	2020

Net cash used in operating activities	$271,241	$(397,477)
Net cash used in investing activities	$(2,302,448)	$-
Net cash (used in) provided by financing activities	$(1,776)	$1,111,069
Effect of exchange rate fluctuations on cash	$144,540	$179,015
Net increase (decrease) in cash	$(1,888,443)	$892,607
Cash at the beginning of period	$44,837,317	$131,182
Cash at the end of period	$42,948,874	$1,023,789

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2021	2021	Variation	%

Total Current Assets	$45,831,667	$46,867,349	$(1,035,682)	(2.2)%
Total Current Liabilities	$5,216,069	$5,343,648	$(127,579)	(2.4)%
Working Capital (Deficit)	$40,615,598	$41,523,701	$(908,103)	(2.2)%
Current Ratio	8.79	8.77	0.02	0.2%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2021, our working capital was approximately $40.6 million and we had cash of approximately $42.9 million. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

Operating Activities

Our net cash provided by operating activities was approximately $0.3 million for three months ended September 30, 2021. The operating cash inflow for the three months ended September 30, 2021 was primarily attributable to our net loss of $2.9 million, adjusted by non cash stock-based compensation of approximately $2.9 million and approximately $1.9 million including recovery for doubtful accounts. We had an increase in cash inflow of other receivables of approximately $1.7 million as we collected our outstanding balances. We had an increase in advances to suppliers - third parties as we made advances to our suppliers of approximately $0.6 million, which will offset by a decrease in deferred revenue of approximately $0.4 million.

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

Investing Activities

Net cash used in investing activities was $2,302,448 for the three months ended September 30, 2021 due to the acquisition of property and equipment of approximately $0.6 million, investment approximately $0.2 million to a joint venture named LSM Trading Ltd., which we hold a 40% of equity interest, and advance to related party of approximately $1.5 million.

We did not have any investing activities for the three months ended September 30, 2020.

Financing Activities

Net cash used in financing activities was approximately $2,000 for the three months ended September 30, 2021 due to repayment of loan payable.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. We are currently evaluating the impact of this new standard onour consolidated financial statements and related disclosures. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

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

As of September 30, 2021, we carried out an evaluation, under the supervision of and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended September 30, 2021 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 28, 2021)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2021)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2021)

10.2	Employment Agreement by and between Mr. Lei Nie and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2021)

10.3	Employment Agreement by and between Mr. Xintang You and Sino-Global Shipping America, Ltd., dated as of January 28, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2021)

10.4	Securities Purchase Agreement dated February 6, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2021)

10.5	Placement Agreement dated February 5, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 8, 2021)

10.6	Securities Purchase Agreement dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.7	Securities Purchase Agreement dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2021)

10.8	Purchase and Entrusted Management Agreement by and between Sino-Global Shipping America, Ltd. and Hebei Yanghuai Technology Co., Ltd. dated March 3, 2021

10.9	Strategic Alliance Agreement dated October 3, 2021

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-GLOBAL SHIPPING AMERICA, LTD.

November 12, 2021	By:	/s/ Yang Jie
Yang Jie
Chief Executive Officer
(Principal Executive Officer)

November 12, 2021	By:	/s/ Tuo Pan
Tuo Pan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)