Form 10-Q
period 2021-12-31
Singularity Future Technology Ltd.
filed 2022-02-14
CIK 1422892

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 001-34024

Singularity Future Technology Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

98 Cutter Mill Road, Suite 322 Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

(718) 888-1814

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SGLY	NASDAQ Capital Market

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

As of February 14, 2022, the Company had 21,880,333 shares of common stock issued and outstanding.

SINGULARITY FUTURE TECHNOLOGY LTD.

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

ii

PART I. FINANCIAL INFORMATION

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2021	2021
Assets
Current assets
Cash	$51,401,410	$44,837,317
Cryptocurrencies	211,211	261,338
Accounts receivable, net	65,990	113,242
Other receivables, net	3,492,832	2,558
Advances to suppliers - third parties	450,239	880,000
Prepaid expenses and other current assets	148,878	341,992
Due from related party, net	1,772,677	430,902
Total Current Assets	57,543,237	46,867,349

Property and equipment, net	1,060,774	757,257
Right-of-use assets	1,545,550	417,570
Other long-term assets - deposits	133,912	115,971
Loan receivable-related parties	4,762,635	4,644,969
Investment in unconsolidated entity	210,010	-
Total Assets	$65,256,118	$52,803,116

Liabilities and Equity

Current Liabilities
Deferred revenue	$72,095	$471,516
Accounts payable	540,427	574,857
Lease liabilities - current	525,942	192,044
Taxes payable	3,638,541	3,572,419
Accrued expenses and other current liabilities	634,254	529,777
Loan payable - current	-	3,035
Total current liabilities	5,411,259	5,343,648

Lease liabilities - noncurrent	1,034,756	237,956
Loan payable-noncurrent	-	152,370
Convertible notes	10,000,000	-

Total liabilities	16,446,015	5,733,974

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	-	-

Common stock, 50,000,000 shares authorized, no par value; 17,652,113 and 4,438,788 shares issued and outstanding as of December 31, 2021 and June 30,2021, respectively*	90,424,008	82,555,700

Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(41,953,051)	(30,244,937)
Accumulated other comprehensive loss	(843,226)	(625,449)
Total Stockholders' Equity attributable to controlling shareholders of the Company	49,962,693	54,020,276

Non-controlling Interest	(1,152,590)	(6,951,134)

Total Equity	48,810,103	47,069,142

Total Liabilities and Equity	$65,256,118	$52,803,116

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net revenues (including related party revenue of $223,705 for three months ended December 31,2021	1,041,925	1,884,440	$2,838,135	$3,021,239
Cost of revenues	(1,024,891)	(1,688,464)	(2,651,759)	(2,783,690)
Gross profit	17,034	195,976	186,376	237,549

Selling expenses	(197,225)	(73,462)	(271,621)	(142,392)
General and administrative expenses	(2,151,431)	(1,314,235)	(4,118,000)	(2,017,669)
Impairment loss of cryptocurrencies	(50,127)	-	(50,127)	-
Recovery (provision) for doubtful accounts, net	1,876	15,891	1,931,591	(2,462)
Stock-based compensation	(377,000)	-	(3,304,400)	-
Total operating expenses	(2,773,907)	(1,371,806)	(5,812,557)	(2,162,523)

Operating loss	(2,756,873)	(1,175,830)	(5,626,181)	(1,924,974)

Loss from disposal of subsidiary and VIE	(6,131,616)	-	(6,131,616)	-
Other expenses, net	(29,881)	85,720	(82,235)	86,408

Net loss before provision for income taxes	(8,918,370)	(1,090,110)	(11,840,032)	(1,838,566)

Income tax expense	-	(3,450)	-	(3,450)

Net loss	(8,918,370)	(1,093,560)	(11,840,032)	(1,842,016)

Net loss attributable to non-controlling interest	(65,268)	9,359	(131,918)	(5,306)

Net loss attributable to controlling shareholders of the Company	$(8,853,102)	(1,102,919)	$(11,708,114)	$(1,836,710)

Comprehensive loss
Net loss	$(8,918,370)	(1,093,560)	$(11,840,032)	$(1,842,016)
Other comprehensive income - foreign currency	(246,679)	31,038	(193,197)	23,465
Comprehensive loss	(9,165,049)	(1,062,522)	(12,033,229)	(1,818,551)
Less: Comprehensive gain/(loss) attributable to non-controlling interest	163,196	(195,468)	87,304	(408,957)
Comprehensive loss attributable to controlling shareholders of the Company	$(9,328,245)	(867,054)	$(12,120,533)	$(1,409,594)

Loss per share
Basic and diluted*	$(0.55)	(0.23)	$(0.74)	$(0.42)

Weighted average number of common shares used in computation
Basic and diluted*	16,201,026	4,828,788	15,836,703	4,328,571

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	191,251	(198,824)	(7,573)
Net income	-	-	-	-	-	-	(733,791)	-	(14,665)	(748,456)
BALANCE, September 30, 2020 (Restated)	-	-	4,438,788	29,466,192	2,334,962	-	(24,155,385)	(892,779)	(6,755,850)	(2,860)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	1,560,000	4,322,330	-	-	-	-	-	4,322,330
Foreign currency translation	-	-	-	-	-	-	-	235,865	(204,827)	31,038
Net income (loss)	-	-	-	-	-	-	(1,102,919)	-	9,359	(1,093,560)
BALANCE, December 31, 2020	860,000	$1,427,600	5,998,788	$33,788,522	$2,334,962	$-	$(25,258,304)	$(656,914)	$(6,951,318)	$4,684,548

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares*	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2021	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(30,244,937)	$(625,449)	$(6,951,134)	$47,069,142
Stock compensation issue to employee	-	-	1,020,000	2,927,400	-	-	-	-	-	2,927,400
Foreign currency translation	-	-	-	-	-	-	-	62,724	(9,242)	53,482
Net loss	-	-	-	-	-	-	(2,855,012)	-	(66,650)	(2,921,662)
BALANCE, September 30, 2021	-	-	16,152,113	85,483,100	2,334,962	-	(33,099,949)	(562,725)	(7,027,026)	47,128,362
Stock compensation issue to former director	-	-	100,000	377,000	-	-	-	-	-	377,000
Issuance of common stock to private investors	-	-	1,400,000	4,563,908	-	-	-	-	-	4,563,908
Foreign currency translation	-	-	-	-	-	-	-	(280,501)	87,304	(193,197)
Disposal of VIE and subsidiaries	-	-	-	-	-	-	-	-	5,919,050	5,919,050
Net loss	-	-	-	-	-	-	(8,853,102)	-	(131,918)	(8,985,020)
BALANCE, December 31, 2021	-	$-	17,652,113	$90,424,008	$2,334,962	$-	$(41,953,051)	$(843,226)	$(1,152,590)	$48,810,103

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONDENSED

	For the Six Months Ended
	December 31,
	2021	2020
Operating Activities		-
Net loss	$(11,840,032)	$(1,842,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,304,400	-
Depreciation and amortization	278,517	165,128
Non-cash lease expense	256,218	76,716
(Recovery) provision for doubtful accounts, net	(1,931,591)	2,462
Loss on disposal of fixed assets	52,489	-
Loss on disposal of subsidiaries and VIE	6,131,616	-
Impairment loss of cryptocurrencies	50,127
Changes in assets and liabilities
Accounts receivable	(3,188)	(190,033)
Other receivables	(1,722,529)	(881,628)
Advances to suppliers - third parties	431,581	(28,770)
Prepaid expenses and other current assets	192,841	27,277
Other long-term assets - deposits	(18,712)	(100,746)
Due from related parties	-	86,000
Deferred revenue	(398,800)	401,966
Accounts payable	(27,635)	57,265
Taxes payable	104,305	140,633
Lease liabilities	(253,500)	(93,459)
Accrued expenses and other current liabilities	154,090	(788,780)
Net cash used in operating activities	(5,239,803)	(2,967,985)

Investing Activities
Acquisition of property and equipment	(624,086)	-
Loan to related party	(41,505)	-
Investment in unconsolidated entity	(210,000)	-
Advance to related parties	(1,470,922)	-
Repayment from related parties	136,167	-
Net cash used in investing activities	(2,210,346)	-

Financing Activities
Proceeds from issuance of preferred stock	-	1,427,600
Proceeds from issuance of common stock	4,563,908	5,433,399
Proceeds from convertible notes	10,000,000	-
Repayment of loan payable	(155,405)	-
Net cash provided by financing activities	14,408,503	6,860,999

Effect of exchange rate fluctuations on cash	(394,261)	448,804

Net increase in cash	6,564,093	4,341,818

Cash at beginning of period	44,837,317	131,182

Cash at end of period	$51,401,410	$4,473,000

Supplemental information
Income taxes paid	$-	$-
Interest paid	$2,404	$-

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$1,384,721	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Founded in the United States (the “U.S.”) in 2001, Sino-Global Shipping America, Ltd., a Virginia corporation (“Sino-Global” or the “Company”), is a global shipping and freight logistics integrated solution provider. The Company provides tailored solutions and value-added services to its customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. The Company conducts its business primarily through its wholly-owned subsidiaries in the People’s Republic of China (the “PRC” or “China”) (including Hong Kong) and the U.S. where a majority of the Company’s clients are located. The Company operates in two operating segments including (1) shipping agency and management services, which are operated by its subsidiaries in the U.S.; (2) freight logistics services, which are operated by its subsidiaries in the PRC.

On January 3, 2022, the Company filed Articles of Amendment with the Virginia State Corporation Commission to change its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd.    The Company plans to leverage its core expertise in logistics and shipping to accelerate its diversification and growth in cryptocurrency and other new markets. The Company plans to enter into digital assets business through its US subsidiaries.

On December 14, 2020, the Company incorporated a new entity named “Blumargo IT Solution Ltd.” with 80% ownership in partnership with Tianjin Anboweiye Technology Co. to build up hi-tech and information-based logistic services to meet the higher and complicate demand of customers. On June 30, 2021, the Company increased the ownership to 100%.

On April 13, 2021, the Company formed a joint venture in which the Company owned 99% equity interest of Hainan Saimeinuo Trading Co., Ltd., in the free tax zone in Hainan Province, China, with a registered capital of approximately $1.5 million. This subsidiary primarily engages in freight logistics services.

On April 21, 2021, the Company entered into a cooperation agreement with Mr. Bangpin Yu to set up a joint venture in U.S. named “Brilliant Warehouse Service Inc.” to support its freight logistics services in the U.S. The Company has a 51% equity interest in the joint venture.

In July 2021, the company registered a new company Gorgeous Trading Ltd., which is 100% owned by Sino-Global Shipping New York Inc. and which will be mainly responsible for the Company’s smart warehouse and related business in Texas.

On August 31, 2021, the Company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by Sino-Global Shipping New York Inc. There have been no operations as of December 31, 2021.

On September 29, 2021, the Company formed a 100% owned subsidiary, SG Shipping & Risk Solution Inc. in New York. On December 23, 2021, SG Shipping & Risk Solution Inc. formed SG Link LLC. There have been no material operations as of December 31, 2021.

On October 3, 2021, the Company entered into a Strategic Alliance Agreement (the “Agreement”) with Shenzhen Highsharp Electronic Ltd. (“Highsharp”) to establish a joint venture for collaborative engineering, technical development and commercialization of a proprietary cryptocurrency mining machine under the brand name Thor, with exclusive rights covering design production, intellectual property, branding, marketing and sales. On October 11, 2021, the Company formed a joint venture, Thor Miner Inc. in Delaware, which is 51% owned by the Company and 49% owned by Highsharp.

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and terminate the existence of its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made its decision because Sino-China has no active operations and potential risks on VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc.

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

The Company has consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. The agency relationship between the Company and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which the Company has substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China. On December 31, 2021, the Company entered into a series of agreements to terminate its Variable Interest Entity (“VIE”) structure and terminate the existence of its formerly controlled entity Sino-China.

Loss from disposal of Sino-China amounted to approximately $6.1 million. Since Sino-China did not have material operation prior to disposal, the disposal did not represent a strategic change in the Company’s business, as such the disposal was not presented as discontinued operations.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	December 31,	June 30,
	2021	2021
Current assets:
Cash	$-	$113,779
Total current assets	-	113,779

Deposits	-	56
Property and equipment, net	-	-
Total assets	$-	$113,835

Current liabilities:
Other payables and accrued liabilities	$-	$32,939
Total liabilities	$-	$32,939

As of December 31 2021, the Company also dissolved its subsidiary Sino-Global Shipping LA, Inc.  The net assets of disposed VIE and subsidiaries are as follows:

	December 31, 2021
	VIE	Subsidiary	Total
Total current assets	$83,573	$20,898	$104,471
Total other assets	8,723	-	8,723
Total assets	92,296	20,898	113,194
Total current liabilities	41,608	1,100	42,708
Total net assets	50,688	19,798	70,486
Due from noncontrolling interests	5,919,050	-	5,919,050
Exchange rate effect	142,079	-	142,079
Total loss on disposal	$6,111,817	$19,798	$6,131,615

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

The exchange rates as of December 31, 2021 and June 30, 2021 and for the three and six months ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	June 30, 2021	Three months ended December 31,		Six months ended December 31,
Foreign currency	Balance Sheet	Balance Sheet	2021 Profit/Loss	2020 Profit/Loss	2021 Profit/Loss	2020 Profit/Loss
RMB:1USD	6.3551	6.4586	6.3952	6.6254	6.4330	6.7736
AUD:1USD	1.3759	1.3342	1.3735	1.3688	1.3669	1.3840
HKD:1USD	7.7973	7.7661	7.7897	7.7520	7.7837	7.7513
CAD:1USD	1.2656	1.2404	1.2608	1.3038	1.2600	1.3181

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of December 31, 2021 and June 30, 2021, cash balances of $643,160 and $628,039, respectively, were maintained at financial institutions in the PRC. $458,784 and $201,990 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, December 31, 2021 and June 30, 2021, cash balances of $50,735,018 and $44,203,436, respectively, were maintained at U.S. financial institutions. $ 49,162,822 and $ 43,507,335 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2021 and June 30, 2021, cash balances of $22,261 and $3,698, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of December 31, 2021 and June 30, 2021, cash balances of $206 and $693, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of December 31, 2021 and June 30, 2021, amount of deposits the Company had covered by insurance amounted to $1,779,039 and $1,125,838, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other revenue of the Company for the three and six months ended December 31, 2021. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Cryptocurrencies awarded to the Company through its mining activities are recorded as other income and as operating activities in the Company’s unaudited condensed consolidated financial statements.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The company recorded $50,127 impairment loss for the three and six months ended December 31, 2021. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current creditworthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development in the shipping management segment, its customer base will be more from smaller privately owned companies that will pay more timely than state owned companies. The Company also considers the economic implications of COVID-19 on its estimates of the allowance and made nil and $2,609 of allowance for doubtful accounts of accounts receivable for the three months ended December 31, 2021 and 2020, nil and $33,418 of allowance for doubtful accounts of accounts receivable for the six months ended December 31, 2021 and 2020. The Company recovered nil and $2,456 of accounts receivable for the six months ended December 31, 2021 and 2020, respectively.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and six months ended December 31, 2021 and 2020, no impairment were recorded, respectively.

(i) Investments in unconsolidated entity

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. The new joint venture will facilitate the purchase agricultural related commodities in the U.S. for customers in China and the Company will provide comprehensive supply chain and logistics solutions. For the three and six months ended December 31, 2021 the Company recorded $210,010 investment in unconsolidated entity and no events have occurred that indicated other-than-temporary for the three and six months ended December 31, 2021.

(j) Convertible notes

The Company evaluates its convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

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

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Shipping and management agency services	$-	$-	$	$206,845
Freight logistics services	1,041,925	1,884,440	2,838,135	2,814,394
Total	$1,041,925	$1,884,440	$2,838,135	$3,021,239

●	Revenues from shipping and management agency services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
PRC	$868,255	1,884,440	1,593,332	2,814,394
U.S.	173,670	-	1,244,803	206,845
Total revenues	$1,041,925	$1,884,440	$2,838,135	$3,021,239

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2021 and June 30, 2021.

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

For the three and six months ended December 31, 2021 and 2020, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three and six months ended December 31, 2021. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. The Company adopted this new standard on July 1, 2021 on its accounting for the convertible notes issued in December 2021.

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	December 31,	June 30,
	2021	2021
Beginning balance	$261,338	$-
Receipt of cryptocurrencies from mining services	-	261,338
Impairment loss	(50,127)
Ending balance	$211,211	$261,338

The company recorded $50,127 impairment loss for the three and six months ended December 31, 2021.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2021	2021
Trade accounts receivable	$3,568,513	$3,589,011
Less: allowances for doubtful accounts	(3,502,523)	(3,475,769)
Accounts receivable, net	$65,990	$113,242

Movement of allowance for doubtful accounts are as follows:

	December 31,	June 30,
	2021	2021
Beginning balance	$3,475,769	$2,297,491
Provision for doubtful accounts, net of recovery	-	1,030,895
Exchange rate effect	26,754	147,383
Ending balance	$3,502,523	$3,475,769

For the three months ended December 31, 2021 and 2020, the provision for doubtful accounts was nil and $2,609, respectively. For the six months ended December 31, 2021 and 2020, the provision for doubtful accounts was nil and $33,418, respectively. The Company recovered nil and $2,456 of accounts receivable for the six months ended December 31, 2021 and 2020, respectively.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	December 31,	June 30,
	2021	2021
Advances to customers*	$4,159,512	$6,025,670
Project advance**	3,299,815	-
Employee business advances	190,702	1,154
Total	7,650,029	6,026,824
Less: allowances for doubtful accounts	(4,157,197)	(6,024,266)
Other receivables, net	$3,492,832	$2,558

*	As of December 31, 2021 and June 30, 2021, the Company entered into certain contracts with customers (state-owned entities) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms are expired or the contracts are terminated by the Company. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided an allowance due to contract delay and recorded allowances of approximately $6.0 million and $10.0 million as of December 31, 2021 and June 30, 2021, respectively. For the three and six months ended December 31, 2021 and 2020, the Company recovered $1,941,054 and $nil, respectively.

**	As of December 31, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for trading of computer equipment. According to the agreement, the Company is to invest $4.5 million in the trading business operated by Rich Trading and the Company will be entitled to 90% of profit generated by the trading business. As of December 31, 2021, the Company has advanced $3,299,815 for this project.

Movement of allowance for doubtful accounts are as follows:

	December 31,	June 30,
	2021	2021
Beginning balance	$6,024,266	$10,005,193
Recovery for doubtful accounts	(1,941,054)	(4,786,814)
Less: write-off	-	(11,665)
Exchange rate effect	73,985	817,552
Ending balance	$4,157,197	$6,024,266

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2021	2021
Freight fees (1)	$450,239	$880,000

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July to December 2021. On December 1, 2020, the Company entered into a freight logistics services and import contract with a third party for equipment import. Per contract term, the Company will act as their freight carriers and in charge the import matter of such equipment. The Company agreed to pay a deposit of $580,000 which is based on 20% of the total carrying value of equipment on behalf of customer to secure the equipment. For the three and six months ended December 31, 2021, the Company completed the freight services and the deposit was used for its cost of revenue.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2021	2021
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	136,949	330,063
Total	$148,878	$341,992

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2021	2021
Rental and utilities deposits	$93,223	$111,352
Freight logistics deposits (1)	50,000	3,181,746
Total other long-term assets - deposits	$143,223	$3,293,098
Less: allowances for deposits	(9,311)	(3,177,127)
Other long-term assets- deposits, net	$133,912	$115,971

(1)	Certain customers require the Company to pay certain deposits for the security of shipments and merchandise. These deposits are refundable at the end of their respective contract term. Approximately $3.1 million (RMB 20 million) of the balance was paid to BaoSteel Resources Co., Ltd. according to the agreement entered in March 2018. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract terms are expired by March 2023 or the contract is terminated by the Company. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contracts and expects it may not be able to collect the full deposit; as such the Company provided full allowance for the $3.1 million deposit with BaoSteel. For the three and six months ended December 31, 2021, the Company wrote off $ 3,173,408 of the other long term assets – deposit.

Movement of allowance for deposits are as follows:

	December 31,	June 30,
	2021	2021
Beginning balance	$3,177,127	$-
Allowance for deposits	-	3,098,852
Less: Write-off	(3,173,408)	-
Exchange rate effect	5,592	78,275
Ending balance	$9,311	$3,177,127

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2021	2021
Motor vehicles	609,730	332,124
Computer equipment	102,058	86,831
Office equipment	68,874	34,747
Furniture and fixtures	390,808	205,303
System software	117,606	115,722
Leasehold improvements	874,642	860,626

Total	2,163,718	1,635,353

Less: Accumulated depreciation and amortization	(1,102,944)	(878,096)

Property and equipment, net	$1,060,774	$757,257

Depreciation and amortization expenses for the three months ended December 31, 2021 and 2020 were $137,807 and $70,853, respectively. Depreciation expenses for the six months ended December 31, 2021 and 2020 were $278,517 and $138,739, respectively. For the three and six months of December 31, 2021, the Company disposed vehicles with net cost of $242,035, resulting in loss on disposal of fixed assets of $52,489.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	June 30,
	2021	2021
Salary and reimbursement payable	$420,391	$407,118
Professional fees payable	153,197	64,118
Credit card payable	31,765	19,457
Interest payable	21,310	-
Others	7,591	39,084
Total	$634,254	$529,777

Note 11. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. On February 24, 2021, the full amount of PPP loan was forgiven and no principle or interest need to be repaid, so the Company record such as a gain for the year ended June 30, 2021. As of December 31, 2021 and June 30, 2021, none of PPP loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 from under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of December 31, 2021, the Company has paid off the balance of the EIDL loan. Interest expense for the three and six months ended December 31, 2021 for this loan was $1,020 and $2,404 respectively.

Note 12. Convertible notes:

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock, no par value per share (“Common Stock”) at a conversion price of $3.76 per share, the closing price of the Common Stock on December 17, 2021. The Convertible Notes are unsecured senior obligations of the Company, and the maturity date of the Convertible Notes is December 18, 2023. The Company may repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment. The Company may make any repayment of principal and interest in (a) cash, (b) Common Stock at the conversion price or (c) a combination of cash or Common Stock at the conversion price.

The investors may convert any conversion amount into Common Stock on any date beginning on June 19, 2022.

The Company evaluated the convertible notes agreement under ASC 815 Derivatives and Hedging (“ASC 815”) amended by ASU 2020-06. ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. Based on terms of the convertible notes agreements, the Company’s notes is converted on fixed number of shares and does not require the Company to net settle. None of the embedded terms required bifurcation and liability classification.

For the three and six months ended December 31, 2021, interest expenses related to the aforementioned convertible notes amounted to $16,438.

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

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $1.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 10.69%. As of December 31, 2021, ROU assets and lease liabilities amounted to $1, 545, 550 and $1,560,698 (including $525,942 from lease liabilities current portion and $1,034,756 from lease liabilities noncurrent portion), respectively and weighted average discount rate was approximately 10.69%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 4.39 years.

For the three months ended December 31, 2021 and 2020, rent expense amounted to approximately $138,040 and $81,000, respectively. For the six months ended December 31, 2021 and 2020, rent expense amounted to approximately $256,218 and $76,716, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount

2022	$658,119
2023	561,673
2024	380,731
2025	166,538
2026	85,220
Thereafter	-
Total lease payments	1,852,281
Less: Interest	(291,583)
Present value of lease liabilities	$1,560,698

Note 14. EQUITY

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

On December 14, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with non-U.S. investors and accredited investors pursuant to which the Company agreed to sell to the Investors, and the Investors agreed to purchase from the Company, an aggregate of 3,228,807 shares of common stock, no par value, and warrants to purchase 4,843,210 shares. The purchase price for each share of common stock and one and a half warrants is $3.26, and the exercise price per Warrant is $4.00.

The Warrants will be exercisable at any time during the Exercise Window. The “Exercise Window” means the period beginning on or after June 14, 2022 and ending on or prior to 5:00 p.m. (New York City time) on December 13, 2026 but not thereafter; provided, however, that the total number of the Company’s issued and outstanding shares of Common Stock, multiplied by the NASDAQ official closing bid price of the Common Stock shall equal or exceed $150,000,000 for a three consecutive month period prior to an exercise.

As of December 31, 2021, the Company received net proceeds of $4,563,908 and issued 1,400,000 shares, remaining proceeds of $5,961,911 was received on January 4, 2022 and the Company issued the remaining 1,828,807 shares on January 18, 2022.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants were recorded as additional paid-in capital from common stock.

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2021:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2021	12,618,614	$5.30
Issued	4,843,210	4.00
Exercised	-	-
Expired	-	-

Warrants outstanding, as of December 31, 2021	17,461,824	$4.94

Warrants exercisable, as of December 31, 2021	12,618,614	$5.30

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	363,334	$8.75	1.70 years
2020 warrants, 2,922,000	1,447,000	$2.15	3.66 years
2021 warrants, 11,088,280	10,808,280	$6.23	4.43 years

Stock based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of Sino-Global Shipping America, Ltd. (the “Company”) and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 shares of common stock from the shares reserved under the Company’s 2014 Stock Incentive Plan (the “Plan”) as follows: (i) Chief Executive Officer, Lei Cao, is entitled to a one-time stock award grant of 600,000 shares, (ii) acting Chief Financial Officer, Tuo Pan, is entitled to a one-time stock award grant of 200,000 shares, (iii) Board member, Zhikang Huang, is entitled to a one-time stock award grant of 160,000 shares, (iv) Board member, Jing Wang, is entitled to a one-time stock award grant of 20,000 shares, (v) Board member, Xiaohuan Huang, is entitled to a one-time stock award grant of 20,000 shares, and (vi) Board member, Tieliang Liu, is entitled to a one-time stock award grant of 20,000 shares. The shares were valued at $2,927,400 based on grant date fair value.

On November 18, 2021, Mr. Jing Wang retired from his position as a member of the Board of Directors of the Company, the Chairperson of the Compensation Committee, a member of Nominating/Corporate Governance Committee, and a member of the Audit Committee. In connection with Mr. Wang’s retirement, the Registrant granted Mr. Wang 100,000 shares of common stock under the Company’s stock incentive plans, the shares were valued at $377,000 based on grant date fair value.

During the three months ended December 31, 2021 and 2020, $377,000 and nil were recorded as stock-based compensation expense, respectively based on grant date fair value. During the six months ended December 31, 2021 and 2020, $3,304,400 and nil were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2021	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(15,000)	(5.50)

Options outstanding, as of December 31, 2021	2,000	$10.05

Options exercisable, as of December 31, 2021	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable at December 31, 2021:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	1.59 years	$10.05	2,000	1.08 years

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2021	2021
Sino-China:
Original paid-in capital	$-	$356,400
Additional paid-in capital	-	1,044
Accumulated other comprehensive income	-	14,790
Accumulated deficit	-	(6,266,337)
	-	(5,894,103)
Trans Pacific Logistics Shanghai Ltd.	(885,163)	(1,029,806)
Brilliant Warehouse Service, Inc.	(267,427)	(27,225)
Total	$(1,152,590)	$(6,951,134)

Note 16. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of December 31, 2021, the Company was not aware of any litigation or lawsuits against them.

The Company has employment agreements with each of Mr. Yang Jie, Ms. Tuo Pan, Mr. Lei Cao, Ms. Shan Jing and Mr. Shi Qiu.   Mr. Lei Cao’s agreement provides ten-year term, and Mr. Shi Qiu’s agreement provides three-year term. All other above employment agreements provide for five-year terms that extend automatically in the absence of termination notice provided at least 60 days prior to the anniversary date of the agreement. If the Company fails to provide this notice or if the Company wishes to terminate an employment agreement in the absence of cause, then the Company is obligated to provide at least 30 days’ prior notice.

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

The Company’s income tax expenses for the three and six months ended December 31, 2021 and 2020 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2021	2020	2021	2020

Current
U.S.	$-	$(3,450)	$-	$(3,450)
PRC	-	-	-	-
Total income tax expenses	-	(3,450)	-	(3,450)

The Company’s deferred tax assets are comprised of the following:

	December 31, 2021	June 30, 2021
Allowance for doubtful accounts
U.S.	$1,490,000	$1,706,000
PRC	1,472,000	2,718,000

Net operating loss
U.S.	4,673,000	3,422,000
PRC	1,507,000	1,507,000
Total deferred tax assets	9,142,000	9,353,000
Valuation allowance	(9,142,000)	(9,353,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal NOL of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. During the three and six months ended December 31, 2021, approximately $1,397,000 of NOL was generated and the tax benefit derived from such NOL was approximately $293,000, respectively. As of December 31, 2021, the Company’s cumulative NOL amounted to approximately $13,940,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $5,961,000 as of June 30, 2021 which may reduce future taxable income. During the three and six months ended December 31, 2021, approximately $17,000 and nil of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,000, respectively. As of December 31, 2021, the Company’s cumulative NOL amounted to approximately $6,026,000 which may reduce future taxable income, of which approximately $711, 000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2021. The Company provided a 100% allowance for its DTA as of December 31, 2021. The net increase in valuation for the three months ended December 31, 2021 amounted to approximately $785,000 and the net decrease in valuation for the six months ended December 31, 2021 amounted to approximately $211,000 based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2021	2021
VAT tax payable	$1,159,026	$1,126,489
Corporate income tax payable	2,414,641	2,377,589
Others	64,874	68,341
Total	$3,638,541	$3,572,419

Note 18. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2021, four customers accounted for approximately 32.3%, 29.6%, 21.5% and 16.6% of the Company’s revenues.  As of December 31, 2021, four customers accounted for 32.3%, 29.6%, 21.5% and 16.6% of the Company’s accounts receivable, net.

For the three months ended December 31, 2020, one customer accounted for approximately 99.9% of the Company’s revenues. As of December 31, 2020, two customers accounted for approximately 79.2% and 20.7% of the Company’s accounts receivable, net.

For the six months ended December 31, 2021, three customers accounted for approximately 36.4%, 34.5% and 11.9% of the Company’s revenues, respectively. As of December 31, 2021, three customers accounted for approximately 38.1%, 15.2% and 11.2% of the Company’s accounts receivable, net.

For six months ended December 31, 2020, one customer accounted for approximately 92.9% of the Company’s revenues. As of December 31, 2020, two customers accounted for approximately 79.2% and 20.7% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended December 31, 2021, three suppliers accounted for approximately 54.7%, 22.8% and 11.7% of the total costs of revenue.

For the three months ended December 31, 2020, two suppliers accounted for approximately 44.3% and 42.1% of the total costs of revenue, respectively.

For the six months ended December 31, 2021, three suppliers accounted for approximately 28.3%, 21.9% and 21.1% of the total cost of revenues.

For the six months ended December 31, 2020, two suppliers accounted for approximately 46.3% and 37.4% of the total cost of revenues.

Note 19. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has three operating segments: (1) shipping agency and management services; (2) freight logistics services.

The following tables present summary information by segment for the three months ended December 31, 2021 and 2020, respectively:

	For the Three Months Ended December 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$-	$1,041,925	$1,041,925
Cost of revenues	$-	$1,024,891	$1,024,891
Gross profit	$-	$17,034	$17,034
Depreciation and amortization	$-	$133,088	$133,088
Total capital expenditures	$-	$24,793	$24,793
Gross margin%	0.0%	1.6%	1.6%

	For the Three Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$-	$1,884,440	$1,884,440
Cost of revenues	$-	$1,688,464	$1,688,464
Gross profit	$-	$195,976	$195,976
Depreciation and amortization	$77,809	$3,600	$81,409
Total capital expenditures	$-	$-	$-
Gross margin%	-%	10.4%	10.4%

	For the Six Months Ended December 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$-	$2,838,135	$-	$2,838,135
Cost of revenues	$-	$2,651,759	$-	$2,651,759
Gross profit	$-	$186,376	$-	$186,376
Depreciation and amortization	$-	$255,358	$-	$255,358
Total capital expenditures	$-	$658,999	$-	$658,999
Gross margin%	0.0%	6.6%	-%	6.6%

	For the Six Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$206,845	$2,814,394	$-	$3,021,239
Cost of revenues	$176,968	$2,606,722	$-	$2,783,690
Gross profit	$29,877	$207,672	$-	$237,549
Depreciation and amortization	$158,078	$7,050	$-	$165,128
Total capital expenditures	$-	$-	$-	$-
Gross margin%	14.4%	7.4%	-%	7.9%

Total assets as of:

	December 31,	June 30,
	2021	2021
Shipping Agency and Management Services	$41,680,583	$47,347,418
Freight Logistic Services	23,625,660	5,455,699
Total Assets	$65,306,245	$52,803,117

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of their revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
PRC	$868,255	1,884,440	1,593,332	2,814,394
U.S.	173,670	-	1,244,803	206,845
Total revenues	$1,041,925	$1,884,440	$2,838,135	$3,021,239

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of December 31, 2021 and June 30, 2020, the outstanding amounts due from related parties consist of the following:

	December 31,	June 30,
	2021	2021
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$-	$384,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	437,922	430,902
Shanghai Baoyin Industrial Co., Ltd (3)	1,334,755	-
Less: allowance for doubtful accounts	-	(384,331)
Total	$1,772,677	$430,902

(1)	In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. To the Company’s knowledge, Mr. Zhang does not own shares of the Company as of June 30, 2021 and is no longer a related party. Management reassessed the collectability and decided to provide full allowance for doubtful accounts as of June 30, 2021. The Company wrote off the balance for the three and six months ended December 31, 2021.

(2)	The Company advanced Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”), which is owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd., $477,278. Zhejiang Jinbang returned $39,356 for the year ended June 30, 2021. The advance is non-interest bearing and due on demand.

(3)	The Company advanced Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd., $1,470,922 for the six months end December 31, 2021. Shanghai Baoyin Industrial Co., Ltd repaid $136,167. The advance is non-interest bearing and due on demand. The Company expects to collect the advance before March 31, 2022.

Loan receivable- related parties

As of December 31, 2021 and June 30, 2021, the outstanding amounts loan receivable from related parties consist of the following:

	December 31,	June 30,
	2021	2021
Wang, Qinggang (1)	$629,416	$619,329
Shanghai Baoyin Industrial Co., Ltd (2)	4,133,219	4,025,640
Total	$4,762,635	$4,644,969

(1)	On June 10, 2021, the Company entered a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing and amounted to $620,478 (RMB 4 million) and will be repaid in June 2023. There has been no change in the balance other than exchange difference.

(2)	On April 10, 2021, the Company entered into a loan agreement with Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang. The loan amounted to $4,644,969 (RMB 30,000,000). $619,329 (RMB 4,000,000) has been repaid as of June 30, 2021. For the three months ended December 31, 2021, Shanghai Baoyin Industrial Co., Ltd borrowed $42,013(RMB 267,000) and the rest of the loan $4,133,219 (RMB 26,267,000) is to be repaid in April 2023. The loan is unsecured and non-interest bearing.

Other payable related party

As of December 31, 2021, the Company had payable to CFO of $2, 000 which were included in other payable. As of June 30, 2021, the Company had payable to former CEO of $11,303 and to the then acting CFO of $2,516 which were included in other current liabilities. These payments were made on behalf of the Company for the daily business operational activities.

Revenue - related parties

For the three and six months ended December 31, 2021 and 2020, revenue from related party Zhejiang Jinbang amounted to $233,705 and nil, respectively.

Note 21. SUBSEQUENT EVENTS

On January 6, 2022, the Company entered into Warrant Purchase Agreements with certain warrant holders (the “Sellers”) pursuant to which the Company agreed to buy back an aggregate of 3,870,800 warrants (the “Warrants”) from the Sellers, and the Sellers agreed to sell the Warrants back to the Company. These Warrants were sold to these Sellers in three previous transactions that closed on February 11, 2021, February 10, 2021, and March 14, 2018. The purchase price for each Warrant is $2.00. Following announcement of the Warrant Purchase Agreement, on January 6, 2022 the Company agreed to repurchase an additional 103,200 shares from other Sellers on the same terms as the previously announced Warrant Purchase Agreements. The aggregate number of shares repurchased under the Warrant Purchase Agreements was 3,974,000. On January 7, 2022, the Company wired the purchase price to each Seller. Each Seller has agreed to deliver the Warrant to the Company for cancellation as soon as practicable following the closing date, but in no event later than January 13, 2022. The Warrants are deemed cancelled upon the receipt by the Sellers of the purchase price.

The Company’s joint venture, Thor Miner Inc (“Thor”), entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement, Thor agreed to sell and the Buyer agreed to purchase certain cryptocurrency mining hardware and other equipment. The aggregate amount of the Purchase and Sale Agreement is $200,000,000, which is expected to be completed under separate purchase orders. Thor and the Buyer agreed that the Buyer shall make payment equal to 50% of the total purchase price within 5 days after the execution of the Purchase and Sale Agreement, and the remaining 50% for each order shall be paid at least seven (7) calendar days before the shipment.

Subsequently, Thor and the Buyer agreed that the Buyer shall make payment equal to 50% of the total purchase price of each order within 5 days, and the remaining 50% for each order shall be paid at least seven (7) calendar days before the shipment. The first order under the Purchase and Sale Agreement Thor received was a $80,000,000 order placed on January 10, 2022. As of the date of this report, Thor has already received $40,000,000 for the first order.

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock from the shares reserved under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), COO, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). The total fair value of the grants amounts to approximately $2.7 million based on grant date share price of $5.48.

On January 19, 2022, the Board of the Company approved the issuance of 1,300,000 shares of restricted common stock to two advisory firms pursuant to consulting agreements. The scope of services primarily covers advising on business development, strategic planning and corporate finance. The fair value of the services is approximately $5.9 million to be vested when the services were completed per contract terms.

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

Overview

We have focused on providing customers with customized freight logistic services but have since begun looking aggressively at diversifying our revenue and service mix by seeking new growth opportunities to expand our business due to increased margin compression. These opportunities have ranged from complementary businesses to other service and product initiatives. In fiscal year 2022, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop new business models. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd to enter into digital assets business through our US subsidiaries.

In July 2021, we registered a new company Gorgeous Trading Ltd. which is 100% owned by our subsidiary Sino-Global Shipping New York Inc. (“Sino-NY”) which mainly engaged in our smart warehouse and related business in Texas.

On August 31, 2021, we formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by Sino-NY. There have been no operations as of December 31, 2021.

In October 2021, we registered SG Shipping & Risk Solution Inc, which is 100% owned by Sino-NY. On December 23, 2021, SG Shipping & Risk Solution Inc. formed SG Link LLC. There have been no material operations as of December 31, 2021.

On October 3, 2021, we entered into a Strategic Alliance Agreement (the “Agreement”) with Shenzhen Highsharp Electronic Ltd. (“Highsharp”) to establish a joint venture (“JV”) for collaborative engineering, technical development and commercialization of a proprietary bitcoin mining machine under the name Thor Miner Inc. (“Thor”), with exclusive rights covering design production, intellectual property, branding, marketing and sales. Thor is 51% owned by Sino-NY.

Recent developments

Thor entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement, Thor agreed to sell and the Buyer agreed to purchase certain cryptocurrency mining hardware and other equipment. The aggregate amount of the Purchase and Sale Agreement is $200,000,000, which is expected to be completed under separate purchase orders. Thor and the Buyer agreed that the Buyer shall make payment equal to 50% of the total purchase price within 5 days after the execution of the Purchase and Sale Agreement, and the remaining 50% for each order shall be paid at least seven (7) calendar days before the shipment.

Subsequently, Thor and the Buyer agreed that the Buyer shall make payment equal to 50% of the total purchase price of each order within 5 days, and the remaining 50% for each order shall be paid at least seven (7) calendar days before the shipment. The first order under the Purchase and Sale Agreement Thor received was a $80,000,000 order placed on January 10, 2022. As of the date of this report, Thor has already received $40,000,000 for the first order.  The completion of the order will depend on the supply of chips and timely delivery by the supplier. The Company estimates the orders will have gross margin of approximately 10%.

COVID-19

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

The impacts of COVID-19 on our business, financial condition, and results of operations include but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which decreased demand for freight logistics services. As a result, our revenue and gross profit for the three months ended December 31, 2021 decreased by approximately $0.8 million, or 44.7%, and $0.2 million, or 91.3%, respectively. For the six months ended December 31, 2021, revenue and gross profit were down by approximately $0.2 million, or 6.1% and $0.05 million, or 21.5%, respectively.

●	We have been and could continue to be negatively impacted by the COVID-19 outbreak, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Company Structure

We are a non-asset based global shipping and freight logistics integrated solutions provider. We provide tailored solutions and value-added services for our customers to drive efficiency and control in related steps throughout the entire shipping and freight logistics chain. We conduct our business primarily through our wholly-owned subsidiaries in the People’s Republic of China (the “PRC” or “China”) (including Hong Kong) and the U.S., where a majority of our clients are located.

We operate in two operating segments, including (1) shipping agency and management services, operated by our subsidiaries in the U.S.; (2) freight logistics services, operated by our subsidiaries in the PRC.

On December 31, 2021, we entered into a series of agreements to terminate our Variable Interest Entity (“VIE”) structure and terminate the existence of its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). We controlled Sino-China through our wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”) as Sino-China has no active operations. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc.

Our corporate structure diagram as of the date of this report is as below:

Results of Operations

Comparison of the Three Months ended December 31, 2021 and 2020

Revenues

Revenues decreased by $842,151, or approximately 44.7%, from $1,884,440 for the three months ended December 31, 2020 to $1,041,925 for the same period in 2021. The decrease was primarily due to decrease in freight logistic services.

The following tables present summary information by segments mainly regarding the top-line financial results for the three months ended December 31, 2021 and 2020:

	For the Three Months Ended December 31, 2021
	Shipping Agency and Management Services		Freight Logistics Services	Total
Net revenues*		$-	$1,041,925	$1,041,925
Cost of revenues		$-	$1,024,891	$1,024,891
Gross profit		$-	$17,034	$17,034
Depreciation and amortization	$		$133,088	$133,088
Total capital expenditures		$-	$24,793	$24,793
Gross margin%		-%	1.6%	1.6%

●	Including related party revenue from Zhejiang Jinbang Fuel Energy Co., Ltd of $223,705 for the three months ended December 31, 2021.

	For the Three Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Container Trucking Services	Total
Net revenues	$-	$1,884,440	$-	$1,884,440
Cost of revenues	$-	$1,688,464	$-	$1,688,464
Gross profit	$-	$195,976	$-	$195,976
Depreciation and amortization	$77,809	$3,600	$-	$81,409
Total capital expenditures	$-	$-	$-	$-
Gross margin%	-%	10.4%	-%	10.4%

	% Changes For the Three Months Ended December 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	0.0%	(44.7)%	(44.7)%
Cost of revenues	0.0%	(39.3)%	(39.3)%
Gross profit	0.0%	(91.3)%	(91.3)%
Depreciation and amortization	(100)%	3,596.9%	63.5%
Total capital expenditures	0.0%	0.0%	0.0%
Gross margin%	0.0%	(8.8)%	(8.8)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	December 31,	December 31,
	2021	2020
PRC	868,255	1,884,440
U.S.	173,670	-
Total revenues	$1,041,925	$1,884,440

Revenues

(1) Shipping Agency and Management Services

For the three months ended December 31, 2021 and 2020, we did not generate any revenue from shipping agency and management services. The decrease in this segment was due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. During the three months ended December 31, 2021, revenues decreased by approximately 44.7% compared to the same period in 2020. The decrease mainly due to decrease revenue from our major customer due to resurgence of COVID-19 in PRC which reduced their demand. Our major customer accounted for 29.6% and 99.9%, respectively, of our revenue for the three months ended December 31, 2021 and 2020.

Operating Costs and Expenses

Operating costs and expenses increased by $738,528 or approximately 24.1%, from $3,060,270 for the three months ended December 31, 2020 to $3,798,798 for the three months ended December 31, 2021. This increase was mainly due to the increase in selling expenses, stock-based compensation, and general and administrative expenses, which offset by decrease of cost of revenue as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2021		2020		Change
	US$	%	US$	%	US$	%

Revenues	1,041,925	100.0%	1,884,440	100.0%	(842,515)	(44.7)%
Cost of revenues	1,024,891	98.4%	1,688,464	89.6%	(663,573)	(39.3)%
Gross margin	1.6%	N/A	10.4%	N/A	(8.8)%	N/A
Selling expenses	197,225	18.9%	73,462	3.9%	123,763	168.5%
General and administrative expenses	2,151,431	206.5%	1,314,235	69.7%	837,196	63.7%
Impairment loss of Cryptocurrencies	50,127	4.8%	-	0.0%	50,127	100%
Provision for doubtful accounts, net of recovery	(1,876)	(0.2)%	(15,891)	(0.8)%	14,015	(88.2)%
Stock-based compensation	377,000	36.2%	-	-%	377,000	100.0%
Total costs and expenses	3,798,798	364.6%	3,060,270	162.4%	738,528	24.1%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues was $1,024,891 for the three months ended December 31, 2021, a decrease of $663,573, or approximately 39.3%, as compared to $1,688,464 for the same period in 2020. The decrease of cost of revenue mainly due to decrease of revenue of our freight logistics services. Our decrease in margin was mainly due to rising freight costs as a result of impact from COVID-19 pandemic.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended December 31, 2021, we had $197,225 of selling expenses, as compared to $73,462 for the same period in 2020, which represents an increase of $123,763 or approximately 168.5%. The increase was due to increasing of marketing fee of approximately $120,000.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended December 31, 2021, we had $2,151,431 of general and administrative expenses, as compared to $1,314,235 for the same period in 2020, representing an increase of $837,196, or approximately 63.7%. The increase was mainly due to the increase in salaries & wages and employees related cost approximately $720,000 as we hired more employees to our new companies and increase of travel expenses of approximately $160,000.

Impairment Loss of Cryptocurrencies

 The company recorded $50,127 impairment loss for the three months ended December 31, 2021 due to recent price drop in bitcoin which the Company deemed a triggering event for impairment testing.

Provision for Doubtful Accounts, net of recovery

We had recovery of other receivable of $1,876 for the three months ended December 31, 2021 compared to $15,891 of provision for accounts receivable and other receivable for same period of 2020.

Stock-based Compensation

Stock-based compensation was $377,000 for the three months ended December 31, 2021, an increase of $377,000 or 100.0%, as compared to nil for the same period in 2020 for stock compensation grant to our former director.

Loss from disposal of Subsidiaries and VIE

On December 31, 2021, our wholly owned foreign subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”) entered into a series of agreements to terminate our Variable Interest Entity (“VIE”) structure and terminate the existence of our formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”) since Sino-China has no active operations. We controlled Sino-China through Trans Pacific Beijing. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. Total loss from disposal was approximately $6.1 million mainly from write off of due from non-controlling interest of Sino-China.

Other expenses, net

Total other expenses, net was $29,881 for the three months ended December 31, 2021, a decrease of approximately $115,601 or 134.9%, as compared to $85,720 for the same period in 2020 mainly due to loss of disposal of fixed assets of $52,489.

Taxation

We recorded income tax expense nil and $3,450 for the three months ended December 31, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the three months ended December 31, 2021, approximately $3,189,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $670, 000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which may reduce future taxable income. The NOL amounted to approximately $711,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for deferred tax assets as of December 31, 2021. The net decrease in valuation for the three months ended December 31, 2021 amounted to approximately $785,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $8,918,370 for the three months ended December 31, 2021, compared to $1,093,560 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to us was $8,853,102 for the three months ended December 31, 2021, compared to $1,102,919 for the same period in 2020. Comprehensive loss attributable to us was $9,328,245 for the three months ended December 31, 2021, compared to $867,054 for the same period in 2020.

Comparison of the Six Months ended December 31, 2021 and 2020

Revenues

Revenues decreased by $183,104, or approximately 6.1%, from $3,021,239 for the six months ended December 31, 2020 to $2,838,135 for the same period in 2021. The decrease was primarily due to decreased revenue from our shipping management services during the period from uncertainty in the shipping management market, which has been negatively impacted by the COVID-19 pandemic.

The following tables present summary information by segments mainly regarding the top-line financial results for the six months ended December 31, 2021 and 2020:

	For the Six Months Ended December 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$-	$2,838,135	$2,838,135
Cost of revenues	$-	$2,651,759	$2,651,759
Gross profit	$-	$186,376	$186,376
Depreciation and amortization	$-	$255,358	$255,358
Total capital expenditures	$-	$658,999	$658,999
Gross margin%	-%	6.6%	6.6%

●	Including related party revenue from Zhejiang Jinbang Fuel Energy Co., Ltd of $223,705 for the six months ended December 31, 2021.

	For the Six Months Ended December 31, 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	$206,845	$2,814,394	$3,021,239
Cost of revenues	$176,968	$2,606,722	$2,783,690
Gross profit	$29,877	$207,672	$237,549
Depreciation and amortization	$158,078	$7,050	$165,128
Total capital expenditures	$-	$-	$-
Gross margin%	14.4%	7.4%	7.9%

	% Changes For the Six Months Ended December 31, 2021 to 2020
	Shipping Agency and Management Services	Freight Logistics Services	Total
Net revenues	(100)%	0.8%	(6.1)%
Cost of revenues	(100)%	1.7%	(4.7)%
Gross profit	(100)%	(10.3)%	(21.5)%
Depreciation and amortization	(100)%	3,522.1%	54.6%
Total capital expenditures	0.0%	100%	100.0%
Gross margin%	(100)%	(0.8)%	(1.3)%

Disaggregated information of revenues by geographic locations are as follows:

	December 31,	December 31,
	2021	2020
PRC	$1,593,332	$2,814,394
U.S.	1,224,803	206,845
Total revenues	$2,838,135	$3,021,239

Revenues

(1) Shipping Agency and Management Services

For the six months ended December 31, 2021 and 2020, shipping agency and management services generated revenues of nil and $$206,845, respectively, representing an approximately 100% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

(2) Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and other freight services. The revenues for our PRC companies decreased by $1,221,062, or 43.4%, from $ 2,814,394 for the six months ended December 31, 2020 to $1,593,332 for the same period in 2021. The decrease was mainly due to decrease of revenue from our major customer who reduced its demand for our services due to the impact of COVID-19 resurgence. Our major customer accounted for 36.4% and 92.9%, respectively, of our revenue for the six months ended December 31, 2021 and 2020. Revenues for our U.S companies increased because we provided one-time service with a third party for equipment import. We recognized revenue of approximately $980,000 from this import contract with a third party for equipment import, and we did not have such revenue for the same period last year. We act as their freight carriers and in charge the import matter of such equipment.

Operating Costs and Expenses

Operating costs and expenses increased by $3,518,103 or 71.1%, from $4,946,213 for the six months ended December 31, 2020 to $8,464,316 for the six months ended December 31, 2021. This increase was mainly due to the increase general and administrative expenses and stock-based compensation, offset by recovery for doubtful accounts as discussed below.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2021		2020		Change
	US$	%	US$	%	US$	%

Revenues	2,838,135	100.0%	3,021,239	100.0%	(183,104)	(6.1)%
Cost of revenues	2,651,759	93.4%	2,783,690	92.1%	(131,931)	(4.7)%
Gross margin	6.6%	N/A	7.9%	N/A	(1.3)%	N/A
Selling expenses	271,621	9.6%	142,392	4.7%	129,229	90.8%
General and administrative expenses	4,118,000	145.1%	2,017,669	66.8%	2,100,331	104.1%
Impairment loss of cryptocurrencies	50,127	1.8%	-	-%	50,127	100%
Provision for doubtful accounts, net of recovery	(1,931,591)	(68.1)%	2,462	0.1%	(1,934,053)	(78,556.2)%
Stock-based compensation	3,304,400	116.4	-	-%	3,304,400	100.0%
Total costs and expenses	8,464,316	298.2%	4,946,213	163.7%	3,518,103	71.1%

Cost of Revenues

Cost of revenues consisted primarily of freight costs of various freight carriers, cost of labor, and other overhead and sundry costs. Cost of revenues was $2,651,759 for the six months ended December 31, 2021, a decrease of $131,931, or approximately 4.7%, as compared to $2,783,690 for the same period in 2020. The decrease of costs was mainly due to decrease in revenue as we did not generate income from shipping agency and management service for the six months ended December 31, 2021. Our gross profit margin decreased by approximately 1.3% from approximately 7.9% for the six months ended December 31, 2020 to approximately 6.6% for the same period in 2021 due to decrease in revenue shipping agency which has higher gross margin.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the six months ended December 31, 2020, we had $142,392 of selling expenses, as compared to $271,621 for the same period in 2021, which represents an increase of $129,229 or approximately 90.8%. The increase was caused by increasing of marketing fee approximately $120,000.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the six months ended December 31, 2021, we had $4,118,000 of general and administrative expenses, as compared to $2,017,669 for the same period in 2020, representing an increase of $2,100,331, or approximately 104.1%. The increase was mainly due to the increase in employees, offices and other general and administrative expense approximately of $1,400,000 we hired more employees and opened more office locations to expand our warehouse service and new business for digital assets, along with an increase of $235,000 of travel and meeting expenses and $350,000 for business development to expand our business.

Impairment Loss of Cryptocurrencies

 The company recorded $50,127 impairment loss for the six months ended December 31, 2021 due to recent price drop in bitcoin which the Company deemed a triggering event for impairment testing.

Provision for Doubtful Accounts, net of recovery

We had a recovery of other receivable of $1,931,591 for the six months ended December 31, 2021 compared to $45,091 provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,456, the recoveries of other receivable $30,173 and other receivable - related party of $10,000 for the same period in 2020.

Stock-based Compensation

Stock-based compensation was $3,304,400 for the six months ended December 31, 2021, an increase of $3,304,400 or 100.0%, as compared to nil for the same period in 2020 as we issued stock compensation to employees of $2,927,400 and $377,000 to a former director.

Loss from disposal of Subsidiaries and VIE

On December 31, 2021, our wholly owned foreign subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”) entered into a series of agreements to terminate our Variable Interest Entity (“VIE”) structure and terminate the existence of our formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”) since Sino-China has no active operations. We controlled Sino-China through Trans Pacific Beijing. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. Total loss from disposal was approximately $6.1 million.

Taxation

We recorded income tax expense nil and $3,450 for the six months ended December 31, 2021 and 2020, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the six months ended December 31, 2021, approximately $4,586,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $963,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which may reduce future taxable income. The NOL amounted to approximately $677,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of December 31, 2021. The net decrease in valuation for the six months ended December 31, 2021 amounted to approximately $211,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $11,840,032 for the six months ended December 31, 2021, compared to $1,842,016 for the same period in 2020. After the deduction of non-controlling interest, net loss attributable to the Company was $11,708,114 for the six months ended December 31, 2021, compared to $1,836,710 for the same period in 2020. Comprehensive loss attributable to the Company was $12,120,533 for the six months ended December 31, 2021, compared to $1,409,594 for the same period in 2020.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2021, we had $51,401,410 in cash (cash on hand and cash in bank). We held approximately 98.7% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 1.3% of our cash in banks located in the PRC.

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock, no par value per share (“Common Stock”) at a conversion price of $3.76 per share.

As of December 31, 2021, we had the following loans outstanding:

Loans	Maturities	Interest rate	December 31, 2021
Convertible notes	December 2023	5%	$10,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2021	2020

Net cash used in operating activities	$(5,239,803)	$(2,967,985)
Net cash used in investing activities	$(2,210,346)	$-
Net cash provided by financing activities	$14,408,503	$6,860,999
Effect of exchange rate fluctuations on cash	$(394,261)	$448,804
Net increase (decrease) in cash	$6,564,093	$4,341,818
Cash at the beginning of period	$44,837,317	$131,182
Cash at the end of period	$51,401,410	$4,473,000

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2021	2021	Variation	%

Total Current Assets	$57,543,237	$46,867,349	$10,675,888	22.8%
Total Current Liabilities	$5,411,259	$5,343,648	$67,611	1.3%
Working Capital (Deficit)	$52,131,978	$41,523,701	$10,608,277	25.5%
Current Ratio	10.63	8.77	1.86	21.2%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2021, our working capital was approximately $52.2 million and we had cash of approximately $51.4 million. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

Operating Activities

Our net cash used in operating activities was approximately $5.2 million for six months ended December 31, 2021. The operating cash outflow for the six months ended December 31, 2021 was primarily attributable to our net loss of $11.8 million, adjusted by non cash stock-based compensation of approximately $3.3 million, loss on disposal of subsidiaries of approximately $6.1 million and approximately $1.9 million including recovery for doubtful accounts. We had an increase in cash outflow of other receivables of approximately $1.7 million as we advance to a third party of approximately $3.3 million, which offset with recovery for doubtful account approximately $1.9 million. We had a decrease in advances to suppliers - third parties as we made advances to our suppliers of approximately $0.4 million, which will offset by a decrease in deferred revenue of approximately $0.4 million.

Our net cash used in operating activities was approximately $3.0 million for the six months ended December 31, 2020. The operating cash outflow for the six months ended December 31, 2020 was primarily attributable to our net loss of $1.8 million, adjusted by non-cash items of approximately $0.2 million of depreciation and amortization expenses of fixed assets and intangible asset. We had an increase in accounts receivables of approximately $0.2 million, an increase in other receivables of approximately $0.9 million, an increase in other long-term assets – deposits of approximately $0.1 million, and a decrease in accrued expenses and other current liabilities of approximately $0.8 million offset by an increase of approximately $0.4 million in deferred revenues as we signed an agreement with a new client, an increase in taxes payable of approximately $0.1 million and a decrease of approximately $0.1 million due from related parties as a result of collections made during the year.

Investing Activities

Net cash used in investing activities was $2,210,346 for the six months ended December 31, 2021 due to the acquisition of property and equipment of approximately $0.6 million, investment of approximately $0.2 million to a joint venture named LSM Trading Ltd., which we hold a 40% of equity interest. On April 10, 2021, we entered into a loan agreement with Shanghai Baoyin Industrial Co., Ltd. and made advance of approximately $1.5 million. The loan is unsecured and non-interest bearing.

We did not have any investing activities for the six months ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was approximately $14.4 million for the six months ended December 31, 2021 due to issue of common stock to private investor approximately $4.6 million and proceeds from convertible notes of $10 million and repayment of EIDL loan of $0,2 million.

Net cash provided by financing activities was approximately $6.9 million for the six months ended December 31, 2020 due to cash proceeds received from issuance of common stock to private investors for approximately $5.5 million and cash proceeds received from issuance of preferred stock to a private investor for approximately $1.4 million.

Critical Accounting Policies

Basis of Presentation

We prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation.

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

We have consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. The agency relationship between us and Sino-China and its branches is governed by a series of contractual arrangements pursuant to which we have substantial control over Sino-China. Management makes ongoing reassessments of whether we remain the primary beneficiary of Sino-China. On December 31, 2021, we entered into a series of agreements to terminate its Variable Interest Entity (“VIE”) structure and terminate the existence of its formerly controlled entity Sino-China. Loss from disposal of Sino-China amounted to $6,131,616. Since Sino-China did not have material operations prior to disposal, the disposal did not represent a strategic change in the Company’s business, as such the disposal was not presented as discontinued operations.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the consolidated financial statements include revenue recognition, fair value of stock based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Cryptocurrencies

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. Due to recent price drop in bitcoin which we deemed a triggering event for impairment testing. We recorded $50,127 impairment loss for the three and six months ended December 31, 2021. The loss establishes the new cost basis for our bitcoin and we are not allowed to mark up to fair value if the price of bitcoin increases in subsequent period.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. We had no uncertain tax positions as of December 31, 2021 and June 30, 2021.

Income tax returns for the years prior to 2016 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific are registered in PRC and governed by the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

We are subject to value added tax (“VAT”). Revenue from services provided by PRC subsidiaries and affiliates, including Sino-China and Trans Pacific are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The amendments in this Update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning July 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after July 1, 2021, including interim periods within those fiscal years. We adopted this new standard on July 1, 2021 on our accounting for the convertible notes issued in December 2021.

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

 Need company update

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

As of December 31, 2021, we carried out an evaluation, under the supervision of and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to the management, including Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure. The assessment stemmed from the following material weaknesses –

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries; and

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

 We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA firm with U.S. GAAP knowledge and SEC reporting experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 14, 2021)

10.1	Strategic Alliance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2021)

10.2	Employment Agreement by and between Mr. Yang Jie and Singularity Future Technology Ltd., dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2021)

10.3	Employment Agreement by and between Mr. Lei Cao and Singularity Future Technology Ltd., dated as of November 1, 2021 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 1, 2021)

10.4	Offer Letter by and between Mr. Heng Wang and Singularity Future Technology Ltd., dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2021)

10.5	Employment Agreement by and between Mr. Shi Qiu and Singularity Future Technology Ltd., dated as of November 10, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2021)

10.6	Employment Agreement by and between MS. Tuo Pan and Singularity Future Technology Ltd., dated as of November 10, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2021)

10.7	Offer Letter by and between Mr. John F. Levy and Singularity Future Technology Ltd., dated as of November 18, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2021)

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 14, 2021)

10.9	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2021)

10.10	Summary of English Translation of Termination of Exclusive Marketing Agreement

10.11	Summary of English Translation of Termination of Equity Interest Pledge Agreement

10.12	Summary of English Translation of Termination of Exclusive Management Consulting and Technical Serves Agreement

10.13	Summary of English Translation of Termination of Exclusive Equity Interest Purchase Agreement

10.14	Summary of English Translation of Termination of Proxy Agreement

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

February 14, 2022	By:	/s/ Yang Jie
Yang Jie
Chief Executive Officer
(Principal Executive Officer)

February 14, 2022	By:	/s/ Tuo Pan
Tuo Pan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)