Form 10-Q
period 2022-03-31
Singularity Future Technology Ltd.
filed 2023-03-06
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 001-34024

Singularity Future Technology Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

98 Cutter Mill Road, Suite 322 Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

(718) 888-1814

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SGLY	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of March 3, 2023, there were 21,944,333 shares of common stock issued and outstanding.

SINGULARITY FUTURE TECHNOLOGY LTD.

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	our ability to timely and properly deliver our services;

●	our dependence on a limited number of major customers and suppliers;

●	our ability to resume our business of sales of crypto mining machines and to expand our operations after the conclusion of the investigation;

●	current and future political and economic factors in the United States and China and the relationship between the two countries;

●	our ability to explore and enter into new business opportunities and the acceptance in the marketplace of our new lines of business;

●	unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;

●	the demand for warehouse, shipping and logistics services;

●	the foreign currency exchange rate fluctuations;

●	possible disruptions in commercial activities caused by events such as natural disasters, health epidemics, terrorist activity and armed conflict;

●	our ability to identify and successfully execute cost control initiatives;

●	the impact of quotas, tariffs or safeguards on our customer products that we service;

●	our ability to attract, retain and motivate qualified management team members and skilled personnel;

●	relevant governmental policies and regulations relating to our businesses and industries;

●	developments in, or changes to, laws, regulations, governmental policies, incentives and taxation affecting our operations;

●	our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners; and

●	the outcome of litigation or investigation in which we are involved is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update the forward-looking statements. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Information.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2022	2021 （Restated）
Assets
Current Assets
Cash	$60,346,406	$44,837,317
Cryptocurrencies	208,159	261,338
Accounts receivable, net	124,238	113,242
Other receivables, net	338,559	2,558
Advances to suppliers - third parties	444,619	880,000
Advances to suppliers - related party	21,446,649	-
Prepaid expenses and other current assets	370,042	341,992
Due from related party, net	3,200,000	430,902
Total Current Assets	86,478,672	46,867,349

Property and equipment, net	1,056,326	757,257
Right-of-use assets	1,443,837	417,570
Other long-term assets - deposits	236,213	115,971
Investment in unconsolidated entity	210,010	-
Total Assets	$89,425,058	$48,158,147

Liabilities and Equity

Current Liabilities
Deferred revenue	$27,128,212	$471,516
Refund payable	13,000,000	-
Accounts payable	588,773	574,857
Lease liabilities - current	512,359	192,044
Taxes payable	3,659,588	3,572,419
Accrued expenses and other current liabilities	613,387	529,777
Loan payable - current	-	3,035
Total Current Liabilities	45,502,319	5,343,648

Lease liabilities – non-current	956,495	237,956
Loan payable-non-current	-	152,370
Convertible notes	5,000,000	-
Total Liabilities	51,458,814	5,733,974

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	$-	$-
Common stock, 50,000,000 shares authorized, no par value; 21,980,333 and 15,132,113 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively*	94,950,808	82,555,700
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(57,473,576)	(34,321,762)
Accumulated other comprehensive loss	(215,985)	(729,096)
Total Stockholders’ Equity attributable to controlling shareholders of the Company	39,596,209	49,839,804
Non-controlling Interest	(1,629,965)	(7,415,631)
Total Equity	37,966,244	42,424,173
Total Liabilities and Equity	$89,425,058	$48,158,147

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$971,747	$953,194	$2,829,682	$3,974,433
Cost of revenues	(901,275)	(1,098,922)	(2,973,034)	(3,882,612)
Gross profit (loss)	70,472	(145,728)	(143,352)	91,821

Selling expenses	(131,404)	(78,117)	(403,025)	(220,509)
General and administrative expenses	(2,140,749)	(1,523,745)	(6,258,749)	(3,541,414)
Impairment loss of Cryptocurrencies	(3,052)	-	(53,179)	-
Provision for doubtful accounts, net	(669,189)	(1,251,812)	(530,311)	(1,254,274)
Stock-based compensation	(6,512,889)	-	(9,817,289)	-
Total operating expenses	(9,457,283)	(2,853,674)	(17,062,553)	(5,016,197)

Operating loss	(9,386,811)	(2,999,402)	(17,205,905)	(4,924,376)

Loss from disposal of subsidiary and VIE	-	-	(6,131,616)	-
Other expenses, net	(35,709)	(519,547)	(117,944)	(433,139)
Net loss before provision for income taxes	(9,422,520)	(3,518,949)	(23,455,465)	(5,357,515)
Income tax expense	-	-	-	(3,450)
Net loss	(9,422,520)	(3,518,949)	(23,455,465)	(5,360,965)
Net loss attributable to non-controlling interest	7,539	(37,688)	(303,651)	(42,994)
Net loss attributable to controlling shareholders of the Company	$(9,430,059)	$(3,481,261)	$(23,151,814)	$(5,317,971)

Comprehensive loss
Net loss	$(9,422,520)	$(3,518,949)	$(23,455,465)	$(5,360,965)
Other comprehensive income (loss) - foreign currency	407,373	(57,253)	683,378	(33,788)
Comprehensive loss	(9,015,147)	(3,576,202)	(22,772,087)	(5,394,753)
Less: Comprehensive loss attributable to non-controlling interest	151,576	(18,608)	(133,384)	(427,565)
Comprehensive loss attributable to controlling shareholders of the Company	$(9,166,723)	$(3,557,594)	$(22,638,703)	$(4,967,188)

Loss per share
Basic and diluted*	$(0.47)	$(0.32)	$(0.80)	$(0.82)

Weighted average number of common shares used in computation
Basic and diluted*	20,226,126	10,973,823	29,029,582	6,511,318

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED)

								Accumulated
	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	other comprehensive	Non-controlling
	Shares	Amount	Shares*	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of common stock to private investor	-	-	720,000	1,051,200	-	59,869	-	-	-	1,111,069
Foreign currency translation	-	-	-	-	-	-	-	191,251	(198,824)	(7,573)
Net income	-	-	-	-	-	-	(733,791)	-	(14,665)	(748,456)
BALANCE, September 30, 2020 (Restated)	-	-	4,438,788	29,466,192	2,334,962	-	(24,155,385)	(892,779)	(6,755,850)	(2,860)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	1,560,000	4,322,330	-	-	-	-	-	4,322,330
Foreign currency translation	-	-	-	-	-	-	-	235,865	(204,827)	31,038
Net income (loss)	-	-	-	-	-	-	(1,102,919)	-	9,359	(1,093,560)
BALANCE, December 31, 2020	860,000	1,427,600	5,998,788	33,788,522	2,334,962	-	(25,258,304)	(656,914)	(6,951,318)	4,684,548
Issuance of common stock to private investor	-	-	6,740,456	42,535,678	-	-	-	-	-	42,535,678
Conversion of preferred stock into common stock	(860,000)	(1,427,600)	860,000	1,427,600	-	-	-	-	-	-
Exercise of stock warrants	-	-	1,362,755	4,803,900	-	-	-	-	-	4,803,900
Foreign currency translation	-	-	-	-	-	-	-	(76,333)	19,080	(57,253)
Net income (loss)	-	-	-	-	-	-	(3,481,261)	-	(37,688)	(3,518,949)
BALANCE, March 31, 2021	-	$-	14,961,999	$82,555,700	$2,334,962	$-	$(28,739,565)	$(733,247)	$(6,969,926)	$48,447,924

									Accumulated
	Preferred Stock		Common Stock		Additional paid-in	Subscription	Shares to	Accumulated	other comprehensive	Non-controlling
	Shares	Amount	Shares*	Amount	capital	receivable	be issued	deficit	loss	interest	Total
BALANCE, June 30, 2021 (Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Stock compensation issue to employee	-	-	1,020,000	2,927,400	-	-	-	-	-	-	2,927,400
Foreign currency translation	-	-	-	-	-	-	-	-	625,730	(7,969)	617,761
Net loss	-	-	-	-	-	-	-	(4,961,180)	-	(256,202)	(5,217,382)
BALANCE, September 30, 2021 (Restated)	-	-	16,152,113	85,483,100	2,334,962	-	-	(39,282,942)	(103,366)	(7,679,802)	40,751,952
Stock compensation issue to former director	-	-	100,000	377,000	-	-	-	-	-	-	377,000
Issuance of common stock to private investors	-	-	1,400,000		-	-	4,563,908	-	-	-	4,563,908
Foreign currency translation	-	-	-	-	-	-	-	-	(375,955)	34,199	(341,756)
Disposal of VIE and subsidiaries	-	-	-	-	-	-	-	-	-	5,919,050	5,919,050
Net loss	-	-	-	-	-	-	-	(8,760,575)	-	(54,988)	(8,815,563)
BALANCE, December 31, 2021	-	-	17,652,113	85,860,100	2,334,962	-	4,563,908	(48,043,517)	(479,321)	(1,781,541)	42,454,591
Issuance of common stock to private placement	-	-	2,328,807	5,961,911	-	-	-	-	-	-	5,961,911
Stock based compensation to employee	-	-	500,000	2,740,000	-	-	-	-	-	-	2,740,000
Stock based compensation to consultants	-	-	900,000	3,772,889	-	-	-	-	-	-	3,772,889
Cashless exercise of stock warrants	-	-	599,413	-	-	-	-	-	-	-	-
Issuance of common stock to private investors	-	-	-	4,563,908	-	-	(4,563,908)	-	-	-	-
Warrant repurchase	-	-	-	(7,948,000)		-	-	-	-	-	(7,948,000)
Foreign currency translation	-	-	-	-	-	-	-	-	263,336	144,037	407,373
Net loss	-	-	-	-	-	-	-	(9,430,059)	-	7,539	(9,422,520)
BALANCE, March 31, 2022	-	$-	21,980,333	$94,950,808	$2,334,962	$-	$-	$(57,473,576)	$(215,985)	$(1,629,965)	$37,966,244

*	Shares and per share data are presented on a retroactive basis to reflect the 1-for-5 reverse stock split on July 7, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(23,455,465)	$(5,360,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	9,817,289	-
Depreciation and amortization	428,635	258,176
Non-cash lease expense	357,828	121,198
Provision for doubtful accounts, net	530,311	1,254,274
Loss on disposal of fixed assets	56,827	-
Loss on disposal of subsidiaries	6,131,616	-
Impairment loss of cryptocurrencies	53,179	-
Gain from loan forgiveness	-	(124,570)
Changes in assets and liabilities
Cryptocurrencies	-	(153,205)
Accounts receivable	(68,739)	(95,961)
Other receivables	1,413,876	(938,250)
Advances to suppliers - third parties	436,678	(555,146)
Advances to suppliers - related party	(21,446,649)	-
Prepaid expenses and other current assets	(28,371)	(132,457)
Other long-term assets - deposits	(121,069)	(194,871)
Due from related parties	-	100,000
Deferred revenue	26,656,890	402,647
Refund payable	13,000,000	-
Accounts payable	21,648	172,386
Taxes payable	133,239	156,822
Lease liabilities	(345,169)	(133,802)
Accrued expenses and other current liabilities	133,666	(931,353)
Net cash provided by (used in) operating activities	13,706,220	(6,155,077)

Investing Activities
Acquisition of property and equipment	(775,107)	(922,438)
Investment in unconsolidated entity	(210,010)	-
Advance to related parties	(5,069,328)	-
Net cash used in investing activities	(6,054,445)	(922,438)

Financing Activities
Proceeds from issuance of preferred stock	-	1,427,600
Proceeds from issuance of common stock	10,525,819	52,772,977
Proceeds from convertible notes	10,000,000	-
Repayment of convertible notes	(5,000,000)	-
Warrant repurchase	(7,948,000)	-
Repayment of loan payable	(155,405)	-
Net cash provided by financing activities	7,422,414	54,200,577

Effect of exchange rate fluctuations on cash	434,900	530,033

Net increase in cash	15,509,089	47,653,095
Cash at beginning of period	44,837,317	131,182
Cash at end of period	$60,346,406	$47,784,277

Supplemental information
Interest paid	$2,404	$-

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$1,384,721	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND AFFILIATES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is a global logistics integrated solution provider that was founded in the United States in 2001. On September 18, 2007, the Company amended its Articles of Incorporation and Bylaws to merge into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. The Company primarily focuses on providing logistics and support to businesses in the Peoples’ Republic of China (“PRC”)   and the United States. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its expanded operations into the digital assets business.

The Company conducted its business primarily through its wholly-owned subsidiaries in the PRC   (including Hong Kong) and the United States, where the majority of its clients are located. As of March 31, 2022, the Company operated in two segments: (1) freight logistics services which include shipping and warehouse services, were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States. For the nine months ended September 30, 2021, the Company also engaged in shipping agency and management services, which were carried out by its subsidiary in the U.S. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

On March 2, 2021, the Company entered into a purchase agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining servers. The Company acquired approximately $0.9 million of crypto equipment from Yanghuai. Over the last two months of the Company’s 2021 fiscal year, national and local governments in China have gradually restricted and banned cryptocurrency mining operations, causing owners of servers to cease operations. Based on an amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable for the remainder of the contract price and has title to half of the crypto mining equipment. The Company recorded impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million.

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made the decision to dissolve both the VIE structure and Sino-China because Sino-China had no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA on December 26, 2021 as this subsidiary had no material operation, Inc. On March 14, 2022, the Company    dissolved its subsidiary Sino-Global Shipping Canada, Inc..

The outbreak of the novel coronavirus (COVID-19) beginning in late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. This has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s freights logistic segments and its workforce are concentrated in China., the Company’s business, results of operations, and financial condition have been adversely affected. In early December 2022, the Chinese government eased the strict control measure for COVID-19, which has led to a surge in increased infections and a disruption in our business operations. Any future impact of COVID-19 on the Company’s operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

On March 14, 2022, the company dissolved its subsidiary Sino-Global Shipping Canada, Inc. which resulted no gain and loss on it.

As of March 31, 2022, the Company’s subsidiaries included the following:

Name		Background	Ownership

Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping Australia Pty Ltd. (“SGS AUS”)	● ● ●	An Australian Corporation Incorporated on July 03, 2008 No material operations	100% owned by the Company Dissolved in November 2022

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned by the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing BJ

Ningbo Saimeinuo Supply Chain Management Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse” )	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping &Risk Solution Inc, (“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

Restatement of previously issued financial statements

From March to June 2019, Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”), a subsidiary of the Company, received approximately $6.2 million (RMB 40 million) from a related party, Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”), to pay for accounts receivable of six different customers totaling RMB 40 million. Shanghai Baoyin is 30% owned by Wang Qinggang, the CEO and legal representative of Trans Pacific Shanghai. Trans Pacific Shanghai subsequently paid RMB 20 million and RMB 10 million to Zhangjiakou Baoyu Trading Co. Ltd. (“Baoyu”), a third party, in April 2019 and July 2019, respectively, and it made an additional payment of RMB 10 million to Hebei Baoxie Trading Co., Ltd. (“Hebei Baoxie”), a third party, in July 2019.

As such, for the fiscal year ended June 30, 2019, accounts receivable was understated by RMB 40 million, advance to supplier was overstated by RMB 20 million, and other payables from Shanghai Baoyin, a related party, were understated by RMB 20 million. There was an overstatement of RMB 20 million in total assets and an understatement of total liabilities of RMB 20 million.

During the fiscal year ended June 30, 2020, Baoxie repaid a total of RMB 10 million to Trans Pacific Shanghai, and Trans Pacific Shanghai advanced the RMB 10 million to Shanghai Baoyin. The RMB 10 million paid to Shanghai Baoyin was recorded as other receivable, and the RMB 30 million advance to Baoyu was reclassified from an advance to supplier to other receivable. The Company provided a full allowance of its receivables totaling RMB 40 million. The Company evaluated this transaction and determined there is no cumulative effect on the Company’s total assets, liabilities, or retained earnings as of June 30, 2020.

During the fiscal year ended June 30, 2021, Baoyu repaid RMB 30 million to Trans Pacific Shanghai. The RMB 30 million received was recorded as recovery of bad debt. Trans Pacific Shanghai then loaned the same amount to Shanghai Baoyin. Shanghai Baoyin subsequently repaid RMB 4 million to Trans Pacific Shanghai, and Trans Pacific Shanghai loaned the same amount to Wang Qinggang. The RMB 30 million received was recorded as recovery of bad debt for other receivable and the RMB 30 million paid was recorded as a related party loan receivable.

The Company analyzed the transactions and determined the RMB 30 million was originally from Shanghai Baoyin and eventually paid back to the same related parties. Recovery of bad debt and related party loan receivable was overstated by RMB 30 million for the fiscal year 2021.

Effects of the restatements are as follows:

	As Previously Reported	Adjustments	As Restated
Consolidate balance sheet as of June 30, 2021
Current assets
Loan receivable - related parties	$4,644,969	$(4,644,969)	$-
Total assets	$52,803,117	$(4,644,969)	$48,158,148
Total equity	$47,069,142	$(4,644,969)	$42,424,173

	As
	Previously		As
	Reported	Adjustments	Restated
Consolidate Statement of Stockholder's Equity as of June 30, 2021

Accumulated deficit	$(30,244,937)	$(4,076,825)	$(34,321,762)
Accumulated other comprehensive income (loss)	(625,449)	(103,647)	(729,096)
Non-controlling Interest	(6,951,134)	(464,497)	(7,415,631)
Total equity	$47,069,142	$(4,644,969)	$42,424,173

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Prior to December 31, 2021, Sino-China was considered a VIE, with the Company as the primary beneficiary. The Company, through Trans Pacific Beijing, entered into certain agreements with Sino-China, pursuant to which the Company received 90% of Sino-China’s net income.

As a VIE, Sino-China’s revenues were included in the Company’s total revenues, and any income/loss from operations was consolidated with that of the Company. Because of contractual arrangements between the Company and Sino-China, the Company had a pecuniary interest in Sino-China that required consolidation of the financial statements of the Company and Sino-China.

The Company has consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. The agency relationship between the Company and Sino-China and its branches was governed by a series of contractual arrangements pursuant to which the Company had substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China. On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-China.

Loss from disposal of Sino-China amounted to approximately $6.1 million. Since Sino-China did not have any active operation prior to disposal, the disposal did not represent a strategic change in the Company’s business, as such the disposal was not presented as discontinued operations.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	March 31,	June 30,
	2022	2021
Current assets:
Cash	$	$113,779
Total current assets	-	113,779

Deposits	-	56
Total assets	$-	$113,835

Current liabilities:
Other payables and accrued liabilities	$-	$32,939
Total liabilities	$-	$32,939

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, fair value of stock-based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Logistic Shanghai Ltd. report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping Australia Pty Ltd., reports its financial positions and results of operations in Australian dollar (“AUD”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in Hong Kong dollar (“HKD”) and its subsidiary Sino-Global Shipping Canada, Inc. reports its financial positions and results of operations in Canadian Dollar (“CAD”). The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of March 31, 2022 and June 30, 2021 and for the three and nine months ended March 31, 2022 and 2021 are as follows:

	March 31, 2022	June 30, 2021	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2022 Profits/Loss	2021 Profits/Loss	2022 Profits/Loss	2021 Profits/Loss
1USD: RMB	6.3411	6.4586	6.3483	6.4834	6.4048	6.6769
1USD: AUD	1.3338	1.3342	1.3822	1.2943	1.3720	1.3541
1USD: HKD	7.8325	7.7661	7.8044	7.7573	7.7906	7.7533
1USD: CAD	1.2483	1.2404	1.2671	1.2667	1.2623	1.3010

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong, Canada and the U.S. As of March 31, 2022 and June 30, 2021, cash balances of $683,191 and $629,731, respectively, were maintained at financial institutions in the PRC. $491,575 and $201,990 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of March 31, 2022 and June 30, 2021, cash balances of $59,626,433 and $44,203,436, respectively, were maintained at U.S. financial institutions. $58,017,993 and $43,507,335 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2022 and June 30, 2021, cash balances of $36,574 and $3,457, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of March 31, 2022 and June 30, 2021, cash balances of $208 and $693, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of March 31, 2022 and June 30, 2021, amount of deposits the Company had covered by insurance amounted to $1,836,837 and $1,125,838, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, project advances as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and nine months ended March 31, 2022 and 2021, no impairment were recorded, respectively.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. The joint venture hasn’t commenced any operations due to the impact of COVID-19. Shanming Liang subsequently transferred his interest to Guangxi Golden Bridge Industry Group Co., Ltd on October 11, 2021. For the three and nine months ended March 31, 2022, the Company recorded $210,010 investment in unconsolidated entity and no events have occurred that indicated other-than-temporary impairment existed for the three and nine months ended March 31, 2022.

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a purchase and sale agreement with SOS Information Technology New York Inc. (“SOSNY”). Pursuant to the purchase and sale agreement, Thor Miner agreed to sell and SOSNY agreed to purchase certain cryptocurrency mining hardware and other equipment. Thor Miner and SOSNY agreed that SOSNY shall make payment equal to 50% of the total purchase price within 5 days after the execution of the purchase and sale agreement, and the remaining 50% for each order shall be paid at least seven (7) calendar days before the shipment. On January 14, 2022, Thor Miner received an advance payment of $40,000,000 for the first order. In connection with the order, the Company issued 800,000 restricted shares to a consultant as costs for obtaining the contract. The shares were valued at approximately $3.6 million and was recorded as stock compensation expenses for the three and nine months ended March 31, 2022.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31
	2022	2021	2022	2021
Shipping agency and management services	$-	$-	$-	$206,845
Freight logistics services	971,747	953,194	2,829,682	3,767,588
Total	$971,747	$953,194	$2,829,682	$3,974,433

●	Revenues from shipping agency and management services are recognized upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as deferred revenue.

●	Revenues from freight logistics services are recognized when the related contractual services are rendered.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
PRC	$648,964	$953,194	$2,242,296	$3,767,588
U.S.	322,783	-	587,386	206,845
Total revenues	$971,747	$953,194	$2,829,682	$3,974,433

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2022 and 2021.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Sino-China and Trans Pacific Beijing were incorporated in the PRC and are subject to the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

The Company is subject to value added tax (“VAT”). Revenue from services provided by the Company’s PRC subsidiaries, including Trans Pacific, and the VIE, and Sino-China, are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

In addition, under the PRC regulations, the Company’s PRC subsidiaries and VIE are required to pay city construction tax (7%) and education surcharges (3%) based on the net VAT payments.

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

For the three and nine months ended March 31, 2022 and 2021, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

Valuations of stock-based compensation are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three and nine months ended March 31, 2022. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Non-refundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	March 31,	June 30,
	2022	2021
Beginning balance	$261,338	$-
Receipt of cryptocurrencies from mining services	-	261,338
Impairment loss	(53,179)	-
Ending balance	$208,159	$261,338

Impairment loss amounted to $3,052 and $53,179 for the three and nine months ended March 31, 2022. There is no impairment loss for the three and nine months ended March 31, 2021.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2022	2021
Trade accounts receivable	$3,629,657	$3,589,011
Less: allowances for doubtful accounts	(3,505,419)	(3,475,769)
Accounts receivable, net	$124,238	$113,242

Movement of allowance for doubtful accounts are as follows:

	March 31,	June 30,
	2022	2021
Beginning balance	$3,475,769	$2,297,491
Provision for doubtful accounts, net of recovery	-	1,030,895
Exchange rate effect	29,650	147,383
Ending balance	$3,505,419	$3,475,769

For the three months ended March 31, 2022 and 2021, the provision for doubtful accounts was nil and $999,960, respectively. For the nine months ended March 31, 2022 and 2021, the provision for doubtful accounts was nil and $1,033,414, respectively. The Company recovered nil and $2,492 of accounts receivable for the nine months ended March 31, 2022 and 2021, respectively.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

		June 30,
	March 31, 2022	2021 (Restated)
Advances to customers*	$4,351,073	$6,022,680
Employee business advances	338,559	4,144
Total	4,606,934	6,026,824
Less: allowances for doubtful accounts	(4,166,375)	(6,024,266)
Other receivables, net	$338,559	$2,558

*	In fiscal year 2019 and 2020, the Company entered into certain contracts with customers where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms expire or the contracts are terminated by either party. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided full allowance due to contract delay and recorded allowances of approximately $6.0 million as of June 30, 2021. For the three months ended March 31, 2022 and 2021, the Company recovered nil and nil, respectively. For the nine months ended March 31, 2022 and 2021, the Company recovered $1,940,111 and nil, respectively.

Movement of allowance for doubtful accounts are as follows:

		June 30,
	March 31, 2022	2021 (Restated)
Beginning balance	$6,024,266	$5,787,421
Recovery for doubtful accounts	(1,940,111)	-
Exchange rate effect	82,220	236,845
Ending balance	$4,166,375	$6,024,266

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2022	2021
Freight fees (1)	$444,619	$880,000
Total Advances to suppliers-third parties	$444,619	$880,000

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from April 1, 2022 to June 30, 2022. On December 1, 2020, the Company entered into a freight logistics services and import contract with a third party for equipment import. Pursuant to the contract, the Company acted as their freight carriers and was in charge of the import matters of such equipment. The Company agreed to pay a deposit of $880,000 which is based on 20% of the total carrying value of equipment on behalf of customer to secure the equipment. For the three and nine months ended March 31, 2022, the Company completed the freight logistics services and the deposit was used for its cost of revenue.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2022	2021
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	358,113	330,063
Total	$370,042	$341,992

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2022	2021
Rental and utilities deposits	$93,544	$111,352
Freight logistics deposits (1)	50,000	3,181,746
Total other long-term assets - deposits	$143,544	$3,293,098
Less: allowances for deposits	(9,331)	(3,177,127)
Other long-term assets- deposits, net	$134,213	$115,971

(1)	On March 8, 2018, the Company entered into contract with BaoSteel Resources Co., Ltd (“BaoSteel”) to provide supply chain services for BaoSteel. The contract required the Company to pay approximately $3.1 million (RMB 20 million) of deposit. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract term expires by March 2023 or the contract is terminated by either party. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contract to BaoSteel and expect it may not be able to collect the full deposit, as such the Company provided full allowance for the $3.1 million deposit with BaoSteel in fiscal year 2019. The Company wrote off the $3.1 million deposit during the nine months ended March 31, 2022.

Movements of allowance for deposits are as follows:

	March 31,	June 30,
	2022	2021
Beginning balance	$3,177,127	$-
Allowance for deposits	-	3,098,852
Less: Write-off	(3,173,408)	-
Exchange rate effect	5,612	78,275
Ending balance	$9,331	$3,177,127

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31, 2022	June 30, 2021
Motor vehicles	722,446	332,124
Computer equipment	106,892	86,831
Office equipment	70,495	34,747
Furniture and fixtures	390,880	205,303
System software	117,866	115,722
Leasehold improvements	876,573	860,626
Mining equipment	922,438	922,438

Total	3,207,590	2,557,791

Less: Impairment reserve	(825,731)	(825,731)
Less: Accumulated depreciation and amortization	(1,325,533)	(974,803)

Property and equipment, net	$1,056,326	$757,257

Depreciation and amortization expenses for the three months ended March 31, 2022 and 2021 were $150,118 and $93,048, respectively. Depreciation expenses for the nine months ended March 31, 2022 and 2021 were $428,635 and $258,176, respectively. For the three and nine months ended March 31, 2022, the Company exchanged vehicles for net cost of $367,587, resulting in loss on disposal of fixed assets $56,827.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	June 30,
	2022	2021
Salary and reimbursement payable	$433,382	$407,118
Professional fees and other expense payable	98,363	83,575
Interest payable	74,050	-
Others	7,594	39,084
Total	$613,389	$529,777

Note 11. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. On February 24, 2021, the full amount of PPP loan was forgiven and no principle or interest need to be repaid, so the Company record such as a gain for the year ended June 30, 2021. As of June 30, 2021, none of the PPP loan payable remains outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of December 31, 2021, the Company has paid off the balance of the EIDL loan. Interest expense for the three and nine months ended March 31, 2022 for this loan was nil and $2,404, respectively.

Note 12. CONVERTIBLE NOTES:

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes bear an interest at 5% annually and may be converted into shares of the Company’s common stock, no par value per share at a conversion price of $3.76 per share, the closing price of the common stock on December 17, 2021. The Convertible Notes are unsecured senior obligations of the Company, and the maturity date of the Convertible Notes is December 18, 2023. The Company may repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment. The Company may make any repayment of principal and interest in (a) cash, (b) common stock at the conversion price or (c) a combination of cash or common stock at the conversion price.

The investors may convert any conversion amount into common stock on any date beginning on June 19, 2022.

The Company evaluated the convertible notes agreement under ASC 815 Derivatives and Hedging (“ASC 815”) amended by ASU 2020-06. ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. Based on terms of the convertible notes agreements, the Company’s notes are convertible for a fixed number of shares and do not require the Company to net settle. None of the embedded terms required bifurcation and liability classification.

On March 8, 2022, the Company issued two Amended and Restated Senior Convertible Notes (the “Amended and Restated Convertible Notes”) to the investors to change the principal amount of the Convertible Notes to an aggregate purchase price of $5,000,000.

The terms of the Amended and Restated Convertible Notes are the same as that of the original Convertible Notes, except for the reduced principal amount and the waiver of interest for the $5,000,000 payment made on March 8, 2022.

For the three and nine months ended March 31, 2022, interest expenses related to the aforementioned convertible notes amounted to $60,959 and $69,178, respectively.

Note 13. LEASES

The Company determines if a contract contains a lease at inception which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s leases are classified as operating leases.

The Company has several vehicle lease agreements and office lease agreements with lease terms ranging from two to three years. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $1.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the future minimum rental payments of leases, using a weighted average discount rate of approximately 10.69%. As of March 31, 2022, ROU assets and lease liabilities amounted to $1,443,837 and $1,468,854 (including $512,359 from lease liabilities current portion and $956,495 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.94%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.96 years.

For the three months ended March 31, 2022 and 2021, rent expense amounted to approximately $102,000 and $67,000, respectively. For the nine months ended March 31, 2022 and 2021, rent expense amounted to approximately $358,000 and $224,000, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending March 31,	Operating Lease Amount
2023	$645,791
2024	572,672
2025	300,771
2026	167,771
2027	42,898
Thereafter	-
Total lease payments	1,729,903
Less: Interest	(261,049)
Present value of lease liabilities	$1,468,854

Note 14. EQUITY

After the close of the stock market on July 7, 2020, the Company effected a l-for-5 reverse stock split of its common stock in order to satisfy continued listing requirements of its common stock on the NASDAQ Capital Market. The reverse stock split was approved by the Company’s board of directors and stockholders and was intended to allow the Company to meet the minimum share price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants exercisable for common stock.

Stock issuances:

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 720,000 shares of the Company’s common stock, no par value, and warrants to purchase 720,000 shares at a per share purchase price of $1.46. The net proceeds to the Company from such offering were approximately $1.05 million. The warrants became exercisable on March 16, 2021 at an exercise price of $1.825 per share. The warrants may also be exercised cashlessly if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants is $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants became exercisable six (6) months following the date of issuance at an exercise price of $1.99 per share. The warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant Shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders approved the preferred shareholders’ right to convert 860,000 shares of Series A Preferred Stock into 860,000 shares of common stock in the Company’s annual meeting of shareholders. As of June 30, 2021, the Series A Preferred Stock have been fully converted to common stock on a one-for-one basis.

On December 8, 2020, the Company entered into a securities purchase agreement with certain investors thereto pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,560,000 shares of the common stock of the Company, no par value per share, at a purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $4,836,000. The Company also sold to the investors warrants to purchase up to an aggregate of 1,170,000 shares of common stock at an exercise price of $3.10 per share. The warrants are initially exercisable beginning on December 11, 2020 and will expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On January 27, 2021, the Company entered into a securities purchase agreement with certain non-U.S. investors thereto pursuant to which the Company sold to the investors, and the investors purchased from the Company, an aggregate of 1,086,956 shares of common stock, no par value, and warrants to purchase 5,434,780 shares. The net proceeds to the Company from this offering were approximately $4.0 million. The purchase price for each share of common stock and five warrants is $3.68, and the exercise price per warrant is $5.00. The warrants became exercisable at any time during the period beginning on or after July 27, 2021 and ending on or prior on January 27, 2026 but not thereafter; provided, however, that the total number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock shall equal or exceed $0.3 billion for a three consecutive month period prior to an exercise.

On February 6, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,998,500 shares of the common stock of the Company, no par value per share, at a purchase price of $6.805 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, were approximately $12.4 million. The Company also sold to the investors warrants to purchase up to an aggregate of 1,998,500 shares of common stock at an exercise price of $6.805 per share. The warrants are exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On February 9, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 3,655,000 shares of the common stock of the Company, no par value per share, at a purchase price of $7.80 per share. Net proceeds to the Company from the sale of the shares and the warrants, after deducting estimated offering expenses and placement agent fees, were approximately $26.1 million. The Company also sold to the investors warrants to purchase up to an aggregate of 3,655,000 shares of common stock at an exercise price of $7.80 per share. The warrants are exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On December 14, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with non-U.S. investors and accredited investors pursuant to which the Company sold to the investors, and the investors agreed to purchase from the Company, an aggregate of 3,228,807 shares of common stock, no par value, and warrants to purchase 4,843,210 shares. The purchase price for each share of common stock and one and a half warrants is $3.26, and the exercise price per warrant is $4.00. As of March 31, 2022, the Company received net proceed of $10,525,819 and issued 3,228,807 shares and 4,843,210 warrants. In connection with the issuance, the Company issued 500,000 shares to a consultant in assisting the Company in finding potential investors.

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

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from common stock

On January 6, 2022, the Company entered into Warrant Purchase Agreements with certain warrant holders (the “Sellers”) pursuant to which the Company agreed to buy back an aggregate of 3,870,800 warrants (the “Warrants”) from the Sellers, and the Sellers agreed to sell the Warrants back to the Company. These Warrants were sold to these Sellers in three previous transactions that closed on February 11, 2021, February 10, 2021, and March 14, 2018. The purchase price for each Warrant is $2.00. Following announcement of the Warrant Purchase Agreements on January 6, 2022, the Company agreed to repurchase an additional 103,200 warrants from other Sellers on the same terms as the previously announced Warrant Purchase Agreements. The aggregate number of warrants repurchased under the Warrant Purchase Agreements was 3,974,000.

On January 7, 2022, the Company wired the purchase price to each Seller. Each Seller has agreed to deliver the Warrant to the Company for cancellation as soon as practicable following the closing date, but in no event later than January 13, 2022. The Warrants are deemed cancelled upon the receipt by the Sellers of the purchase price.

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2022:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2021	12,618,614	$5.30
Issued	4,843,210	4.00
Exercised	(1,032,000)	1.99
Repurchased	(3,974,000)	1.83

Warrants outstanding, as of March 31, 2022	12,455,824	$6.18

Warrants exercisable, as of March 31, 2022	7,612,614	$5.46

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	1.45 years
2020 warrants, 2,922,000	415,000	$2.55	3.42 years
2021 warrants, 11,088,280	7,094,280	$5.58	4.18 years

Stock-based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 shares of the common stock under the Company’s 2014 Stock Incentive Plan (the “Plan”) to, including (i) a one-time stock award grant of 600,000 shares to Chief Executive Officer, Lei Cao, (ii) a one-time stock award grant of 200,000 shares to acting Chief Financial Officer, Tuo Pan, (iii) a one-time stock award grant of 160,000 shares to Board member, Zhikang Huang, (iv) a one-time stock award grant of 20,000 shares to Board member, Jing Wang, (v) a one-time stock award grant of 20,000 shares to Board member, Xiaohuan Huang, and (vi) a one-time stock award grant of 20,000 shares to Board member, Tieliang Liu. The shares were valued at an aggregate of $2,927,400 based on the grant date fair value of such shares.

On November 18, 2021, Mr. Jing Wang retired from his position as a member of the Board, the Chairperson of the Committee, a member of Nominating/Corporate Governance Committee, and a member of the Audit Committee. In connection with Mr. Wang’s retirement, the Company granted Mr. Wang 100,000 shares of common stock under the Company’s 2021 stock incentive plan, which shares were valued at $377,000 based on the grant date fair value.

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). The total fair value of the grants amounts to $2,740,000 based on the grant date share price of $5.48.

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract was $164,889 for the three and nine months ended March 31, 2022.

In connection with the purchase order between SOSNY and Thor Miner, the Company issued 800,000 restricted shares to Future Tech Business Consulting (“Future Tech”) pursuant to an Advisory Agreement under which Future Tech was to assist to the Company to find suitable buyers for cryptocurrency mining machines sold by Thor Miner. The shares were valued at $ 3,608,000 and the Company recorded the full amount as stock compensation expense for the for the three and nine months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021, $6,512,889 and nil were recorded as stock-based compensation expense, respectively, based on grant date fair value. During the nine months ended March 31, 2022 and 2021, $9,817,289 and nil were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2021	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(15,000)	(5.50)

Options outstanding, as of March 31, 2022	2,000	$10.05

Options exercisable, as of March 31, 2022	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable as of March 31, 2022:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	0.84 years	$10.05	2,000	0.84 years

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

		June 30,
	March 31, 2022	2021 (Restated)
Sino-China:
Original paid-in capital	$-	$356,400
Additional paid-in capital	-	1,043
Accumulated other comprehensive income	-	14,790
Accumulated deficit	-	(6,266,336)
	-	(5,894,103)
Trans Pacific Logistics Shanghai Ltd.	(1,375,259)	(1,494,303)
Brilliant Warehouse Service, Inc.	(254,706)	(27,225)
Total	$(1,629,965)	$(7,415,631)

Note 16. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of March 31, 2022, the Company was not aware of any litigations or lawsuits against them.

The Company had employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Yang Jie. Employment agreement of Mr. Lei Cao provided for a ten-year term that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. Employment agreements of Mr. Tuo Pan and Mr. Yang Jie provided for five-year terms that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. If the Company fails to provide this notice or if the Company wishes to terminate an employment agreement in the absence of cause, then the Company is obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of October 31, 2026. In addition, to pay Mr. Lei Cao and Ms. Tuo Pan (ii) two times of the then applicable annual salary if there has been no change in control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there is a change in control.

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

The Company’s income tax expenses for the three and nine months ended March 31, 2022 and 2021 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2022	2021	2022	2021

Current
U.S.	$-	$-	$-	$(3,450)
PRC	-	-	-	-
Total income tax expenses	-	-	-	(3,450)

The Company’s deferred tax assets are comprised of the following:

	March 31, 2022	June 30, 2021
Allowance for doubtful accounts
U.S.	$1,490,000	$1,706,000
PRC	1,929,000	2,718,000

Net operating loss
U.S.	5,476,000	3,422,000
PRC	1,507,000	1,507,000
Total deferred tax assets	10,402,000	9,353,000
Valuation allowance	(10,402,000)	(9,353,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operation losses (“NOL”) of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. During the three and nine months ended March 31, 2022, approximately $2,925,000 and $7,511,000 of NOL was generated and the tax benefit derived from such NOL was approximately $614,000 and $1,577,000, respectively. As of March 31, 2022, the Company’s cumulative NOL amounted to approximately $20,054,000, which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $6,026,000 as of June 30, 2021 which may reduce future taxable income. During the three and nine months ended March 31, 2022, no additional NOL was generated and no tax benefit derived from such NOL. As of March 31, 2022, the Company’s cumulative NOL amounted to approximately $6,026,000 which may reduce future taxable income, of which approximately $711,000 start expiring from 2023 and the remaining balance of NOL will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”), and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between US and China and the outbreak of COVID-19 in 2021. The Company provided a 100% allowance for its DTA as of March 31, 2022. The net decrease in valuation for the three and nine months ended March 31, 2022 amounted to approximately $1,260,000 and $1,049,000, respectively, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2022	2021
VAT tax payable	$1,166,060	$1,126,489
Corporate income tax payable	2,429,253	2,377,589
Others	64,275	68,341
Total	$3,659,588	$3,572,419

Note 18. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2022, two customers accounted for approximately 66.5% and 33.2% of the Company’s revenues.  As of March 31, 2022, three customers accounted for 41.2%, 18.3% and 12.9% of the Company’s accounts receivable, net.

For the three months ended March 31, 2021, two customers accounted for approximately 69.6% and 25.8% of the Company’s revenues, respectively. As of March 31, 2021, one customer accounted for approximately 96.2% of the Company’s accounts receivable, net.

For the nine months ended March 31, 2022, three customers accounted for approximately 59.4%, 20.8% and 11.9% and of the Company’s revenues, respectively.

For nine months ended March 31, 2021, one customer accounted for approximately 87.3% of the Company’s revenues. As of March 31, 2021, one customer accounted for approximately 96.2% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended March 31, 2022, three suppliers accounted for approximately 41.8%, 27.2% and 11.7% of the total costs of revenue, respectively.

For the three months ended March 31, 2021, two suppliers accounted for approximately 57.4% and 24.7% of the total costs of revenue, respectively.

For the nine months ended March 31, 2022, three suppliers accounted for approximately 37.9%, 18.9% and 14.7% of the total cost of revenues, respectively.

For the nine months ended March 31, 2021, two suppliers accounted for approximately 49.4% and 33.8% of the total cost of revenues, respectively.

Note 19. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. As of March 31, 2022, the Company had two operating segments: (1) freight logistics services and (2) sales of crypto-mining machines. The Company also operated shipping agency and management services segment for the nine months ended March 31, 2021. The Company no longer operated shipping agency segment as the Company did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

The following tables present summary information by segment for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$-	$971,747	$-	$971,747
Cost of revenues	$-	$901,275	$-	$901,275
Gross profit	$-	$70,472	$-	$70,472
Depreciation and amortization	$-	$150,118	$-	$150,118
Total capital expenditures	$-	$151,021	$-	$151,021
Gross margin%	-%	7.3%	-%	7.3%

	For the Three Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$-	$953,194	$-	$953,194
Cost of revenues	$-	$1,098,922	$-	$1,098,922
Gross profit	$-	$(145,728)	$-	$(145,728)
Depreciation and amortization	$88,407	$4,641	$-	$93,048
Total capital expenditures	$-	$-	$922,438	$922,438
Gross margin%	-%	(15.3)%	-%	(15.3)%

	For the Nine Months Ended March 31, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$-	$2,829,682	$-	$2,829,682
Cost of revenues	$-	$2,973,034	$-	$2,973,034
Gross profit	$-	$(143,352)	$-	$(143,352)
Depreciation and amortization	$-	$428,635	$-	$428,635
Total capital expenditures	$-	$775,107	$-	$775,107
Gross margin%	0.0%	(5.1)%	-%	(5.1)%

	For the Nine Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$206,845	$3,767,588	$-	$3,974,433
Cost of revenues	$176,968	$3,705,644	$-	$3,882,612
Gross profit	$29,877	$61,944	$-	$91,821
Depreciation and amortization	$246,485	$11,691	$-	$258,176
Total capital expenditures	$-	$-	$922,438	$922,438
Gross margin%	14.4%	1.6%	-%	2.3%

Total assets as of:

		June 30,
	March 31, 2022	2021 (Restated)
Shipping Agency and Management Services	$33,242,889	$42,210,912
Freight Logistic Services	16,199,858	5,947,235
Sale of crypto-mining machines	39,982,311	-
Total Assets	$89,425,058	$48,158,147

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
PRC	$648,964	$953,194	$2,242,296	$3,767,588
U.S.	322,783	-	587,386	206,845
Total revenues	$971,747	$953,194	$2,829,682	$3,974,433

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	March 31,	June 30,
	2022	2021
Bitcoin mining hardware and other equipment (1)	$21,446,649	$-
Total Advances to suppliers-related party	$21,446,649	$-

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining hardware and other equipment. Thor Miner and HighSharp agreed that Thor Miner shall make payment equal to 30% of the total purchase price within 10 days after the execution of the Purchase Agreement, and the remaining 70% for each order shall be paid before the shipment. On January 12, 2022, Thor Miner made a prepayment of $21,446,649 for the first order.

Due from related party, net

As of March 31, 2022 and June 30, 2021, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2022	2021
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$-	$384,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	438,886	430,902
Shanghai Baoyin Industrial Co., Ltd (3)	1,379,808	-
LSM Trading Ltd (4)	570,000	-
Rich Trading Co. Ltd (5)	3,299,815	-
Less: allowance for doubtful accounts	(2,488,509)	(384,331)
Total	$3,200,000	$430,902

(1)	In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang, a former shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. Starting in late 2020, Mr. Zhang started selling off his shares of the Company and does not own shares of the Company as of June 30, 2021 and no longer a related party. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of June 30, 2021. The Company wrote off the balance for the three and nine months ended March 31, 2022.

(2)	The Company advanced $477,278 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai Ltd. and Zhejiang Jinbang returned $39,356 for the year ended June 30, 2021. The advance is non-interest bearing and due on demand. There has been no change in the balance other than changes as a result of changes in exchange rates. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of March 31, 2022.

(3)	The Company advanced $1,619119 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai for the nine months end March 31, 2022. Shanghai Baoyin Industrial Co., Ltd repaid $239,311. The advance is non-interest bearing and due on demand. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of March 31, 2022.

(4)	The Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company for the nine months ended March 31, 2022. The advance is non-interest bearing and due on demand. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of March 31, 2022.

(5)	As of March 31, 2022, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profit generated by the trading business. As of March 31, 2022, the Company has advanced $3,299,815 for this project. As of the date of the report, $3,200,000 has been returned to the Company and the Company expects the remaining amount to be uncollectible and decided to provide allowance for doubtful accounts as of March 31, 2022.

Other payable - related party

As of March 31, 2022, the Company had payable to its then Chief Financial Officer of $2,000 which were included in other payable. As of June 30, 2021, the Company had payable to former Chief Executive Officer of $11,303 and to its former Chief Financial Officer of $2,516 which were included in other current liabilities. These payments were made on behalf of the Company for the daily business operational activities.

Revenue - related parties

For the three and nine months ended March 31, 2022, revenue from related party Zhejiang Jinbang amounted to $224,690 and nil, respectively. There is no related party revenue for the three and nine months ended March 31, 2021.

Note 21. SUBSEQUENT EVENTS

On December 23, 2022, the Company entered into a settlement agreement with SOSNY pursuant to which the Company will repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deferred revenue. The Company paid $13.0 million in December 2022 and the settlement was effective on December 28, 2022.

On January 9, 2023, the Company entered into an Executive Separation Agreement and General Release (the “Separation Agreement”), with Lei Cao, an employee of the Company and a member of the Board of Directors of the Company (the “Board”), setting forth the terms and conditions related to (1) the termination of Mr. Cao’s employment with the Company and the termination of the employment agreement dated as of November 1, 2021 as well as cancellation and/or termination of certain other agreements relating to Mr. Cao’s employment with the Company; and (2) Mr. Cao’s resignation from the Board, effective as of January 9, 2023.

Pursuant to the Separation Agreement, Mr. Cao submitted a letter of resignation from the Board on January 9, 2023. In addition, he agreed to forfeit and return to the Company the 600,000 shares of common stock of the Company granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company (the “2021 Shares”). Mr. Cao also agreed to cooperate with the Company regarding certain investigations and proceedings set forth in the Separation Agreement, and/or any other matters arising out of or related to Mr. Cao’s relationship with or service to the Company. In consideration, the Company agreed to provide the following benefits to which Mr. Cao was not otherwise entitled: (1) payment of reasonable attorneys’ fees and costs incurred by Mr. Cao up through January 9, 2023 associated with Mr. Cao’s personal legal representation in matters relating to Mr. Cao’s tenure with the Company, the investigations and proceedings set forth in the Separation Agreement, and the negotiation and drafting of the Separation Agreement; (2) the release of claims in Mr. Cao’s favor contained in the Separation Agreement; and (3) payment of Mr. Cao’s reasonable and necessary legal fees to the extent incurred by Mr. Cao as a result of his cooperation as required by the Company under the terms of the Separation Agreement. Additionally, the Separation Agreement contains mutual general releases and waiver of claims from Mr. Cao and the Company.

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). On December 27, 2022 and December 19, 2022, Jing Shan and Yang Jie each signed an cancellation agreement to return 100,000 and 300,000 share, respectively, to the Company for cancellation for no consideration. The cancellation agreements and the cancellation of shares underlying thereunder were ratified and approved by the Board on January 19, 2023. As of the date of this Report, the 300,000 shares issued to Mr. Jie were cancelled and the 100,000 shares were in the process of being cancelled.

On May 5, 2022, an entity named Hindenburg Research issued a report (the “Hindenburg Report”) regarding the Company alleging, among other things, that the Company’s then Chief Executive Officer, Yang Jie, was a fugitive on the run from Chinese authorities for running an alleged $300 million Ponzi scheme that lured in over 20,000 victims. The report also raised questions regarding the Company’s joint venture to produce crypto mining equipment announced in October 2021, as well as a $200 million order purportedly received by the joint venture in January 2022. Further, the report was critical of the Company’s April 2022 announcement of a $250 million partnership with an entity named Golden Mainland Inc. On May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee of its Board of Directors (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters. The Special Committee then retained Blank Rome LLP to serve as independent legal counsel and advise the Committee on the investigation. The Special Committee completed the fact-finding portion of its investigation prior to December 31, 2022. The Special Committee’s preliminary findings corroborate certain of the allegations made in the Hindenburg Report and the investigation has resulted in the terminations and resignations of certain executive officers and directors of the Company. On February 23, 2023, the Board approved the dissolution of the Special Committee upon conclusion of the committee’s investigation.

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

Overview

We previously focused on providing customized freight logistic services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to engage in our freight logistics business, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc. and Gorgeous Trading Ltd.   On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the sales of crypto mining equipment through our U.S. subsidiaries.   As of March 31, 2022, we operated in two segments: (1) freight logistics services; and (2) purchase and sales of crypto mining machines.

Impact of COVID-19

The outbreak of the COVID-19 virus (“COVID-19”) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic. Given the continually expanding nature of the COVID-19 pandemic in China and the United States, our business, results of operations, and financial condition are still adversely affected.

In early December 2022, the Chinese government eased the strict control measure for COVID-19, which has led to surges in increased infections and disruptions in our business operations. Any future impact of COVID-19 on the Company’s China operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. As a result, our revenue decreased by $937,906, or 24.9%, from $3,767,588 for the nine months ended March 31, 2021 to $2,829,682 for the same period in 2022; there was no material impact for the three months ended March 31, 2022 compared to the same period in the prior year.

●	Due to travel restrictions between U.S. and China, our new business development for existing segments or new ventures has been slowed down.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended March 31,
	2022		2021		Change
	US$	%	US$	%	US$	%

Revenues	971,747	100.0%	953,194	100.0%	18,553	1.9%
Cost of revenues	901,275	92.7%	1,098,922	115.3%	(197,647)	(18.0)%
Gross margin	7.3%	N/A	(15.3)%	N/A	22.6%	N/A
Selling expenses	131,404	13.6%	78,117	8.2%	53,287	68.2%
General and administrative expenses	2,140,749	220.3%	1,523,745	159.9%	617,004	40.5%
Impairment loss of Cryptocurrencies	3,052	0.3%	-	-%	3,052	100.0%
Provision for doubtful accounts, net of recovery	669,189	68.9%	1,251,812	131.3%	(582,623)	(46.5)%
Stock-based compensation	6,512,889	670.2%	-	-%	6,512,889	100.0%
Total costs and expenses	10,358,558	1065.9%	3,952,596	414.7%	6,405,962	162.1%

Revenues

Revenues remained fairly consistent at approximately $953,194 and $971,747 for the three months ended March 31, 2021 and 2022, respectively.

The following tables present summary information by segments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$-	$971,747	$-	$971,747
Cost of revenues	$-	$901,275	$-	$901,275
Gross profit	$-	$70,472	$-	$70,472
Depreciation and amortization	$-	$150,118	$-	$150,118
Total capital expenditures	$-	$151,021	$-	$151,021
Gross margin	-%	7.3%	-%	7.3%

	For the Three Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Purchase of crypto-mining machines	Total
Net revenues	$-	$953,194	$-	$953,194
Cost of revenues	$-	$1,098,922	$-	$1,098,922
Gross profit	$-	$(145,728)	$-	$(145,728)
Depreciation and amortization	$88,407	$4,641	$-	$93,048
Total capital expenditures	$-	$-	$922,438	$922,438
Gross margin	-%	(15.3)%	-%	(15.3)%

	% Changes For the Three Months Ended March 31, 2022 and 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	-%	1.9%	-	1.9%
Cost of revenues	-%	(18.0)%	-	(18.0)%
Gross profit	-%	(148.4)%	-	(148.4)%
Depreciation and amortization	(100.0)%	3,134.6%	-	61.3%
Total capital expenditures	-%	100.0%	(100.0)%	(83.6)%
Gross margin	-%	22.6%	-	22.6%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
PRC	648,964	953,194
U.S.	322,783	-
Total revenues	$971,747	$953,194

Revenues

Shipping Agency and Management Services

For the three months ended March 31, 2022 and 2021, we did not generate any revenue from shipping agency and management services as we did not receive any new orders for our services due to uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. During the three months ended March 31, 2022, revenues were consistent compared to the same period in 2021.

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues was $901,275 for the three months ended March 31, 2022, a decrease of $197,647, or approximately 18.0%, as compared to $1,098,922 for the same period in 2021. The decrease of cost of revenue was mainly due to different commodities that were shipped, such as iron ore or coal. We charge lower rates for shipping large amounts of products. Our gross margin was (15.3)% and 7.3% for the three months ended March 31, 2021 and 2022, respectively, as a result of shipping more products with higher rates.

Operating Costs and Expenses

Operating costs and expenses increased by $6,405,962 or approximately 162.1%, from $3,952,596 for the three months ended March 31, 2021 to $10,358,558 for the three months ended March 31, 2022. This increase was mainly due to the increase in selling expenses, stock-based compensation, and general and administrative expenses, as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the three months ended March 31, 2022, we had $131,404 of selling expenses, as compared to $78,117 for the same period in 2021, which represents an increase of $53,287 or approximately 68.2%. The increase was due to an increase of marketing expenses of approximately $49,000 to promote our freight logistics business.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, regulatory filing and professional service fees including auditing, legal and IT consulting. For the three months ended March 31, 2022, we had $2,140,749 of general and administrative expenses, as compared to $1,523,745 for the same period in 2021, representing an increase of $617,004, or approximately 40.5%. The increase was mainly due to the increase in salaries and wages and office related  costs of approximately $554,000 as we hired more employees for our new subsidiaries such as Gorgeous Trading and Brilliant Warehouse.

Impairment Loss of Cryptocurrencies

We recorded $3,052 in impairment loss for the three months ended March 31, 2022 due to recent price drops in bitcoin which we deemed a triggering event for impairment testing.

Provision for Doubtful Accounts, Net of Recovery

We had $669,189 of provision for accounts receivable and other receivable related parties for the three months ended March 31, 2022, compared to $1,251,812 of provision for accounts receivable and other receivable for the same period in 2021.

Stock-based Compensation

Stock-based compensation was $6,512,889 for the three months ended March 31, 2022, an increase of $6,512,889 or 100.0%, as compared to nil for the same period in 2021 due to stock compensation grants to our directors and executives and third-party advisors.

Other Expenses, Net

Total other expenses, net was $35,709 for the three months ended March 31, 2022, a decrease of approximately $483,838 or 93.1%, as compared to $519,547 for the same period in 2021. This is mainly because for three months ended March 31, 2021,  we incurred a settlement loss on a contract dispute of approximately $0.8 million and offset other income generated from cryptocurrencies mining of approximately $0.3 million.

Taxes

We did not incur any income tax expense for the three months ended March 31, 2022 and 2021 due to continuing operating losses.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 and will expire in 2037. The remaining balance will be carried forward indefinitely. During the three months ended March 31, 2022, approximately $2,925,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $614,000.

Our operations in China have incurred a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which may reduce future taxable income. The NOL amounted to approximately $711,000 will start expiring in 2023, and the remaining balance will expire by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for deferred tax assets as of March 31, 2022. The net decrease in valuation for the three months ended March 31, 2022 amounted to approximately $1,260,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $9,422,520 for the three months ended March 31, 2022, compared to $3,518,949 for the same period in 2021. After the deduction of non-controlling interest, net loss attributable to us was $9,430,059 for the three months ended March 31, 2022, compared to $3,481,261 for the same period in 2021. Comprehensive loss attributable to us was $9,166,723 for the three months ended March 31, 2022, as compared to $3,557,594 for the same period in 2021.

Comparison of the Nine Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the periods indicated:

	For the Nine Months Ended March 31,
	2022		2021		Change
	US$	%	US$	%	US$	%

Revenues	2,829,682	100.0%	3,974,433	100.0%	(1,144,751)	(28.8)%
Cost of revenues	2,973,034	105.1%	3,882,612	97.7%	(909,578)	(23.4)%
Gross margin	(5.1)%	N/A	2.3%	N/A	(7.4)%	N/A
Selling expenses	403,025	14.2%	220,509	5.5%	182,516	82.8%
General and administrative expenses	6,258,749	221.2%	3,541,414	89.1%	2,717,335	76.7%
Impairment loss of cryptocurrencies	53,179	1.9%	-	-%	53,179	100.0%
Provision for doubtful accounts, net of recovery	530,311	18.7%	1,254,274	31.6%	(723,963)	(58.0)%
Stock-based compensation	9,817,289	347.0%	-	-%	9,817,289	100.0%
Total costs and expenses	20,035,587	708.0%	8,898,809	223.9%	11,136,778	125.1%

Revenues

Revenues decreased by $1,144,751, or approximately 28.8%, from $3,974,433 for the nine months ended March 31, 2021 to $2,829,682 for the same period in 2022. The decrease was primarily due to the decrease in revenue from our shipping agency and management services during the nine months ended March 31, 2022 because we did not receive any new orders for our services resulting from uncertainty in the shipping management market, which has been negatively impacted by the COVID-19 pandemic.

The following tables present summary information by segments for the nine months ended March 31, 2022 and 2021:

	For the Nine Months Ended March 31, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues*	$-	$2,829,682	$-	$2,829,682
Cost of revenues	$-	$2,973,034	$-	$2,973,034
Gross profit	$-	$(143,352)	$-	$(143,352)
Depreciation and amortization	$-	$428,635	$-	$428,635
Total capital expenditures	$-	$775,107	$-	$775,107
Gross margin	0.0%	(5.1)%	-%	(5.1)%

*	Including related party revenue from Zhejiang Jinbang Fuel Energy Co., Ltd of $224,690 for the nine months ended March 31, 2022.

	For the Nine Months Ended March 31, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	$206,845	$3,767,588	$-	$3,974,433
Cost of revenues	$176,968	$3,705,644	$-	$3,882,612
Gross profit	$29,877	$61,944	$-	$91,821
Depreciation and amortization	$246,485	$11,691	$-	$258,176
Total capital expenditures	$-	$-	$922,438	$922,438
Gross margin	14.4%	1.6%	-%	2.3%

	% Changes For the Nine Months Ended March 31, 2022 to 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sale of crypto-mining machines	Total
Net revenues	(100.0)%	(24.9)%	-	(28.8)%
Cost of revenues	(100.0)%	(19.8)%	-	(23.4)%
Gross profit	(100.0)%	(331.4)%	-	(256.1)%
Depreciation and amortization	(100.0)%	3,566.4%	-	66.0%
Total capital expenditures	-%	100%	(100.0)%	(16.0)%
Gross margin	(14.4)%	(6.7)%	-	(7.4)%

Disaggregated information of revenues by geographic locations are as follows:

	March 31,	March 31,
	2022	2021
PRC	$2,242,296	3,767,588
U.S.	587,386	206,845
Total revenues	$2,829,682	$3,974,433

Revenues

Shipping Agency and Management Services

For the nine months ended March 31, 2022 and 2021, shipping agency and management services generated revenues of nil and $206,845, respectively, representing an approximately 100% decrease in revenues. The decrease in this segment was because the shipping agency and management services agreements we entered in fiscal year 2020 have expired and were not renewed due to the uncertainty of the shipping management market which has been negatively impacted by the COVID-19 pandemic.

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and warehouse services. The revenues for our company decreased by $937,906, or 24.9%, from $3,767,588 for the nine months ended March 31, 2021 to $2,829,682 for the same period in 2022. The decrease was mainly due to a decrease in revenue from our major customer who reduced its demand for our services due to the impact of COVID-19 resurgence. Our major customer accounted for 59.4% and 87.3%, respectively, of our revenue for the nine months ended March 31, 2022 and 2021.

Cost of Revenues

Cost of revenues consisted primarily of freight costs of various freight carriers, cost of labor, and other overhead and sundry costs. Cost of revenues was $2,973,034 for the nine months ended March 31, 2022, a decrease of $909,578, or approximately 23.4%, as compared to $3,882,612 for the same period in 2021. The decrease in cost of revenues was mainly due to a decrease in revenue as we did not generate income from shipping agency and management service for the nine months ended March 31, 2022. Our gross profit margin decreased by approximately 7.4% from approximately 2.3% for the nine months ended March 31, 2021 to approximately (5.1)% for the same period in 2022 due to decrease in our revenue exceeds decrease in our freight cost.

Operating Costs and Expenses

Operating costs and expenses increased by $11,136,778 or 125.1%, from $8,898,809 for the nine months ended March 31, 2021 to $20,035,587 for the nine months ended March 31, 2022. This increase was mainly due to the increase in general and administrative expenses and stock-based compensation, partially offset by recovery for doubtful accounts as discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the nine months ended March 31, 2022, we had $403,025 of selling expenses, as compared to $220,509 for the same period in 2021, which represents an increase of $182,516 or approximately 82.8%. The increase was caused by an increase in marketing fees of approximately $169,000.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, regulatory filing and professional service fees including auditing, legal and IT consulting. For the nine months ended March 31, 2022, we had $6,258,749 of general and administrative expenses, as compared to $3,541,414 for the same period in 2021, representing an increase of $2,717,335, or approximately 76.7%. The increase was mainly due to the increase in employees, offices and other general and administrative expense approximately of $2,200,000 as we hired more employees and opened more office locations to expand our logistics services and new business for digital assets, along with an increase of $256,000 in travel and meeting expenses and $280,000 for business development to expand our business.

Impairment Loss of Cryptocurrencies

We recorded $53,179 in impairment loss for the nine months ended March 31, 2022 due to recent price drops in bitcoin, which the Company deemed a triggering event for impairment testing.

Provision for Doubtful Accounts, Net of Recovery

We had a provision for doubtful accounts of other receivable of $530,311 for the nine months ended March 31, 2022 compared to $1,390,982 in provision for doubtful accounts and offset by the recoveries of accounts receivable of $2,492, the recoveries of other receivable of $124,216 and other receivable - related party of $10,000 for the same period in 2021.

Stock-based Compensation

Stock-based compensation was $9,817,289 for the nine months ended March 31, 2022, an increase of $9,817,289 or 100.0%, as compared to nil for the same period in 2021 as we issued stock compensation to executive officers and directors of $6,044,400 and $3,772,889 to consultants.

Loss from Disposal of Subsidiaries and VIE

On December 31, 2021, our wholly owned foreign subsidiary, Trans Pacific Beijing, entered into a series of agreements to terminate our VIE structure and terminate the existence of our formerly controlled entity Sino-China since Sino-China has no active operations. We controlled Sino-China through Trans Pacific Beijing. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. Total loss from disposal was approximately $6.1 million.

Other Expenses, Net

Total other expenses, net was $117,944 for the nine months ended March 31, 2022 which consisted of interest expense of our convertible debt of approximately $70,000, net of interest income and other finance expenses, a decrease of approximately $315,159 or 72.8%, as compared to $433,139 for the same period in 2021. The decrease was mainly because for the nine months ended March 31, 2021, we incurred a settlement loss on a contract dispute of approximately $0.8 million, offset by the PPP loan forgiveness which we recorded as a gain of approximately $0.1 million and income of approximately $0.3 million generated from cryptocurrency mining. We have no such losses for the same period in 2022.

Taxation

We recorded income tax expense of nil and $3,450 for the nine months ended March 31, 2022 and 2021, respectively.

We have incurred a cumulative U.S. federal NOL of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance will be carried forward indefinitely. During the nine months ended March 31, 2022, we generated an additional NOL of approximately $7,511,000. The tax benefit derived from such NOL was approximately $1,577,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which may reduce future taxable income. The NOL amounted to approximately $711,000 and will start expiring in 2023. The remaining balance will expire by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of March 31, 2022. The net decrease in valuation for the nine months ended March 31, 2022 amounted to approximately $1,049,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $23,455,465 for the nine months ended March 31, 2022, compared to $5,360,965 for the same period in 2021. After the deduction of non-controlling interest, net loss attributable to the Company was $23,151,814 for the nine months ended March 31, 2022, compared to $5,317,971 for the same period in 2021. Comprehensive loss attributable to the Company was $22,638,703 for the nine months ended March 31, 2022, compared to $4,967,188 for the same period in 2021.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2022, we had $60,346,406 in cash (including cash on hand and cash in bank). We held approximately 98.9% of our cash in banks located in the U.S., Australia and Hong Kong and held approximately 1.1% of our cash in banks located in the PRC.

On December 19, 2021, the Company issued two Convertible Notes to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock, no par value per share at a conversion price of $3.76 per share. At the investors’ request, we prepaid $5,000,000 in the aggregate principal amount, without interest, of the Convertible Notes on March 8, 2022. Interest for the principal of $5,000,000 repaid was waived.

As of March 31, 2022, we had the following loans outstanding:

Loans	Maturities	Interest rate	March 31, 2022
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2022	2021

Net cash provided by (used in) operating activities	$13,706,220	$(6,155,077)
Net cash used in investing activities	$(6,054,445)	$(922,438)
Net cash provided by financing activities	$7,422,414	$54,200,577
Effect of exchange rate fluctuations on cash	$434,900	$530,033
Net increase in cash	$15,509,089	$47,653,095
Cash at the beginning of period	$44,837,317	$131,182
Cash at the end of period	$60,346,406	$47,784,277

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2022	2021	Variation	%

Total Current Assets	$86,478,672	$46,867,349	$39,611,323	84.5%
Total Current Liabilities	$45,502,319	$5,343,648	$40,158,671	751.5%
Working Capital	$40,976,353	$41,523,701	$(547,348)	(1.3)%
Current Ratio	1.90	8.77	(6.87)	(78.3)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2022, our working capital was approximately $41.0 million and we had cash of approximately $60.3 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due one year through the date of this report.

Operating Activities

Our net cash provided by operating activities was approximately $13.7 million for the nine months ended March 31, 2022. The operating cash outflow for the nine months ended March 31, 2022 was primarily attributable to our net loss of approximately $23.5 million, adjusted by non-cash stock-based compensation of approximately $9.8 million, loss on disposal of subsidiaries and VIE of approximately $6.1 million, and approximately $0.5 million of provision for doubtful accounts. We had an increase in cash inflow from collection of other receivables of approximately $1.3 million and receipt of approximately 39.7 million for the purchase and sale agreement with SOSNY. As a result of the lawsuit settlement with SOSNY, we need to pay SOS $13.0 million in December 2022. As such our cash inflow was reflected as an increase in deferred revenue of approximately $26.7 million and refund payable of $13.0 million.  Our main cash outflow is from deposit we made of approximately $21.4 million to our related party supplier HighSharp.

Our net cash used in operating activities was approximately $6.2 million for the nine months ended March 31, 2021. The operating cash outflow for the nine months ended March 31, 2021 was primarily attributable to our net loss of approximately $5.4 million, adjusted by non-cash items of approximately $1.3 million of provision for doubtful accounts, net of recovery. We had a decrease in operating cashflow as we paid of more liabilities of approximately $2.3 million because we had more cash on hand due to recent equity and debt financing.

Investing Activities

Net cash used in investing activities was $6,054,445 for the nine months ended March 31, 2022 due to the acquisition of property and equipment of approximately $0.8 million, investment of approximately $0.2 million to a joint venture named LSM Trading Ltd., in which we hold a 40% of equity interest. We also made related parties advances of approximately $5.1 million including $1.3 million to Shanghai Baoyin Industrial Co., Ltd.(“Baoyin”) which is 30% owned by Wang Qinggang, a related party, approximately $0.6 million advances to our equity investee, LSM trading Ltd, approximately $3.2 million advances to Rich Trading Co. Ltd., a related party. These advances are non-interest bearing and due on demand.

Net cash used in investing activities was $922,438 for the nine months ended March 31, 2021, mainly for the purchase of cryptocurrency mining equipment.

Financing Activities

Net cash provided by financing activities was approximately $7.4 million for the nine months ended March 31, 2022 due to the issuance of common stock in private placements of approximately $10.5 million and proceeds from convertible notes of $10 million, partially offset by repayment of convertible notes of $5.0 million and warrant repurchase of approximately $7.9 million.

Net cash provided by financing activities was approximately $54.2 million for the nine months ended March 31, 2021 due to cash proceeds received from issuance of common stock to private investors for approximately $52.8 million and cash proceeds received from issuance of preferred stock to a private investor for approximately $1.4 million.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q and in the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 Form 10-K (the “2021 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2021 Form 10-K.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2022, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements (See Note 1 of the accompanying consolidated financial statement footnotes);

●	Lack of proper procedures to maintain supporting documents for accounting record, and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weaknesses stated above, we intend to implement the following policies and procedures:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring a Chief Executive Officer and Chief Financial Officer to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●	Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons for the fluctuations with further analysis. This should be done by the Chief Financial Officer and reviewed by the Chief Executive Officer, upon their communications with the Board;

●	Strengthening our corporate governance;

●	Setting up policies and procedures for the Company’s related party identification to properly identify, record and disclose related party transactions; and

●	Setting up proper procedures for the Company’s fund disbursement process to ensure that cash is disbursed only upon proper authorization, for valid business purposes, and that all disbursements are properly recorded.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None during the quarter ended March 31, 2022.

Item 1A. Risk Factors

This item is not applicable to a smaller reporting company such as us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any equity securities during the quarter ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (2)

10.1	Form of Amended and Restated Senior Convertible Note (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 10, 2022)

10.2	Form of Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2022)

10.3	Form of Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2022)

31*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(2)	Incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

March 6, 2023	By:	/s/ Jing Shan
Jing Shan
Chief Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)