Form 10-K
period 2022-06-30
Singularity Future Technology Ltd.
filed 2023-03-06
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34024

SINGULARITY FUTURE TECHNOLOGY LTD.
(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

98 Cutter Mill Road

Suite 311

Great Neck, New York 11021
(Address of principal executive offices) (Zip Code)

(718) 888-1814
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SGLY	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $76,182,171.

The number of shares of common stock outstanding as of March 3, 2023 was 21,944,333.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINGULARITY FUTURE TECHNOLOGY LTD.

FORM 10-K

i

INTRODUCTION

Unless the context otherwise requires, in this annual report on Form 10-K (this “Report”):

●	“We,” “us,” “our,” and “our Company” refer to Singularity Future Technology Ltd., a Virginia company incorporated in September 2007, and all of its direct and indirect consolidated subsidiaries;

●	“Singularity” refers to Singularity Future Technology, Ltd;

●	“Sino-China” refers to Sino-Global Shipping Agency Ltd., a Chinese legal entity;

●	“PRC” refers to the People’s Republic of China, excluding Taiwan for the purpose of this Report;

●	“US” or “U.S.” refers to the United States of America;

●	“RMB” or “Renminbi” refers to the legal currency of China, and “$” or “U.S. dollars” refers to the legal currency of the United States.

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

iii

PART I

Item 1. Business.

Overview

We are a global logistics integrated solution provider that was founded in the United States in 2001. We primarily focus on providing freight logistics services, which mainly include shipping, warehouse, resources, equipment, and other logistical support to steel companies and e-commerce businesses.

We previously focused on providing customized freight logistic services until 2017 when we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal year 2022, while we continued to provide our traditional freight business, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc since August 2021. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we were engaged in purchases and sales of cryptocurrency mining machines through our U.S. subsidiaries and ceased this line of business in December 2022 following our settlement with SOSNY, as more fully described below under the heading “– Recent Developments – Settlement with SOS Information Technology New York, Inc.”

We are currently engaged in providing freight logistics services including warehouse services, which are operated by our subsidiaries Trans Pacific Shipping Limited and Ningbo Saimeinuo Supply Chain Management Ltd in China and Gorgeous Trading Ltd and Brilliant Warehouse Service Inc in the United States. Our range of services include transportation, warehouse, collection, first-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

Since the publication of the Hindenburg Report (as defined below), we have devoted substantial resources and efforts in the cooperation with the investigation of the Special Committee and U.S. governmental authorities, as well as the settlements with investors and vendor and the defense of lawsuits, which are fully described below. As a result, our business operations have been materially and adversely impacted, including suspension of our business developments in North America. We are currently exploring new business opportunities while continuing to provide freight logistics services, which include shipping and warehouse services.

Recent Developments

Special Committee Investigation

On May 5, 2022, an entity named Hindenburg Research issued a report (the “Hindenburg Report”) regarding the Company alleging, among other things, that the Company’s then Chief Executive Officer, Yang Jie, was a fugitive on the run from Chinese authorities for running an alleged $300 million Ponzi scheme that lured in over 20,000 victims. The report also raised questions regarding the Company’s joint venture to produce crypto mining equipment announced in October 2021, as well as a $200 million order purportedly received by the joint venture in January 2022. Further, the report was critical of the Company’s April 2022 announcement of a $250 million partnership with an entity named Golden Mainland Inc. On May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee of its Board of Directors (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters. The Special Committee then retained Blank Rome LLP to serve as independent legal counsel and advise the Committee on the investigation. The Special Committee completed the fact-finding portion of its investigation prior to December 31, 2022. The Special Committee’s preliminary findings corroborate certain of the allegations made in the Hindenburg Report and the investigation has resulted in the terminations and resignations of certain executive officers and directors of the Company, including but not limited to, the following:

On June 16, 2022, Ms. Tuo Pan, Chief Financial Officer of the Company, without proper authorization by the Board, directed that funds be wired to satisfy an invoice for legal services that were rendered or to be rendered to Ms. Pan personally. Ms. Pan was suspended by the Board for cause and without pay effective June 20, 2022. On August 31, 2022, Ms. Tuo Pan was terminated for cause as an employee and Chief Financial Officer of the Company and from any other position at any subsidiary of the Company to which she has been appointed in accordance with the terms of her Employment Agreement dated November 9, 2021 and will not receive any salary or benefits from the Company except those earned through August 31, 2022.

On August 9, 2022, Mr. Yang Jie tendered his resignation from his positions as the Chief Executive Officer and director of the Company to the Board, following the Board’s decision on August 8, 2022, which adopted the Special Committee’s recommendation that Mr. Jie be suspended immediately as the Company’s Chief Executive Officer, pending the Special Committee’s further investigation into allegations raised in the report of Hindenburg Report and other related matters.

On August 16, 2022, the Staff and attorneys from Blank Rome LLP, counsel for the Special Committee, held a conference call, during which counsel represented that Yang Jie had provided documentation to the SEC that indicated that the charges against him in China had been dropped, but the Special Committee’s investigation raised questions regarding the authenticity of such documents. The Special Committee has concluded that Mr. Jie was in fact issued a “Red Notice” in China. In terms of remediating this issue, after being suspended by the Special Committee on August 8, 2022, Mr. Yang Jie had resigned from his positions as Chief Executive Officer and as a director of the Company on August 9, 2022.

On January 9, 2023, the Company entered into an Executive Separation Agreement and General Release (the “Separation Agreement”), with Lei Cao, an employee of the Company and a member of the Board, setting forth the terms and conditions related to (1) the termination of Mr. Cao’s employment with the Company and the termination of the employment agreement dated as of November 1, 2021 as well as cancellation and/or termination of certain other agreements relating to Mr. Cao’s employment with the Company; and (2) Mr. Cao’s resignation from the Board, effective as of January 9, 2023.

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

On February 23, 2023, the Board approved the dissolution of the Special Committee upon conclusion of the committee’s investigation. On the same day, John Levy resigned as a director and member of the Audit Committee, Compensation Committee and Nominating Committee of the Board, effective immediately.

Nasdaq Listing Deficiencies

On May 24, 2022, the Company received a delinquency notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its delay in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The Company was provided 60 days to submit a plan to regain compliance. On July 25, 2022 and September 14, 2022, the Company submitted its plan to regain compliance and supplementary information related to the plan, respectively (collectively, the “Compliance Plan”). Based on the review of the Compliance Plan as well as telephone conversations with outside counsel to the Company and counsel to the Company’s Special Committee, the Staff has determined that the Company did not provide a definitive plan evidencing its ability to file the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (collectively, the “Reports”) within the 180 calendar day period available to the Staff under the Nasdaq Listing Rules.

Specifically, the delisting determination referenced several aspects of the Compliance Plan that raise substantial doubts about the Company’s ability to regain compliance: (i) the unreasonably short timeframe for the Company to file the Reports based on the anticipated timeframe the Special Committee needs to substantially complete its investigation; (ii) the Company’s ability to engage a new independent registered public accounting firm; and (iii) the departure of both the Company’s Chief Executive Officer and Chief Financial Officer.

On November 16, 2022, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended September 30, 2022, which served as an additional basis for delisting the Company’s securities and that the Nasdaq Hearings Panel (the “Panel”) will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. The Company has submitted to the Panel a plan to regain compliance with the continued listing requirements, including the filing of the Form 10-Q for the quarterly period ended September 30, 2022.

On January 5, 2023, the Company received a deficiency notice from Nasdaq informing the Company that its common stock, no par value, fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice from Nasdaq. The Company has been provided an initial compliance period of 180 calendar days, or until July 5, 2023, to regain compliance with the minimum bid price requirement.

On February 21, 2023, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended December 31, 2022, which served as an additional basis for delisting the Company’s securities. The notice stated that the Nasdaq Hearings Panel will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on Nasdaq. The Company has submitted to the Panel a plan to regain compliance with the continued listing requirements and has been granted a grace period to file all the delinquent reports, including the filing of the Form 10-Q for the quarterly period ended December 31, 2022, on or before February 28, 2023.

Settlement with SOS Information Technology New York, Inc.

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of state of New York and a wholly owned subsidiary of SOS Ltd., filed a lawsuit in the New York State Supreme Court on December 9, 2022 against Thor Miner, Inc., which is the Company’s joint venture (“Thor Miner,” together with the Company, referred to as the “Corporate Defendants”), Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (jointly referred to as the “Individual Defendants”) (collectively, the Individual Defendants and the Corporate Defendants are the “Defendants”). SOSNY and Thor Miner entered into a Purchase and Sale Agreement dated January 10, 2022 (the “PSA”) for the purchase of $200,000,000 in crypto mining rigs, which SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an Effective Date of December 28, 2022 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Thor Miner agreed to pay a sum of $13,000,000 (the “Settlement Payment”) to SOSNY in exchange for SOSNY dismissing the lawsuit with prejudice as to the settling Defendants and without prejudice as to all others. The full Settlement Payment was received by SOSNY on December 28, 2022. SOSNY dismissed the lawsuit with prejudice against Singularity (and other Defendants) on December 28, 2022.

The Company and Thor Miner further covenanted and agreed that if they receive additional funds from HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) related to the PSA, they will promptly transfer such funds to SOSNY in an amount not to exceed $40,560,569 (which is the total amount paid by SOSNY pursuant to the PSA less the price of the machines actually received by SOSNY pursuant to the PSA). The Settlement Payment and any payments subsequently received by SOSNY from HighSharp shall be deducted from the total amount of $40,560,569 previously paid by, and now due and owing to SOSNY. In further consideration of the Settlement Agreement, Thor Miner agreed to execute and provide to SOSNY, within seven (7) business days after SOSNY’s receipt of the Settlement Payment, an assignment of all claims it may have against HighSharp or otherwise to the proceeds of the PSA.

Litigations

Lawsuits in connection with the Securities Purchase Agreement

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions are investors that entered into a securities purchase agreement with the Company in December 2021 as more fully described below. Each of these plaintiffs asserts causes of action for, among other things, violations of federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claims monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claims monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

Lawsuit in connection with the Financial Advisory Agreement

On October 6, 2022, Jinhe Capital Limited (“Jinhe”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting causes of actions for, among other things, breach of contract, breach of the covenant of good faith and fair dealing, conversion, quantum meruit, and unjust enrichment, in connection with a financial advisory agreement entered into by and between Jinhe and the Company on November 10, 2021. Jinhe claims monetary damages of “at least $575,000” and “potentially exceeding $1.8 million,” plus interest, costs, and attorneys’ fees.

On January 10, 2023, St. Hudson lawsuit was consolidated with this lawsuit and Hexin lawsuit; on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes.

Putative Class Action

On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between February 2021 and November 2022, filed a putative class action against the Company and other defendants in the United States District Court for the Eastern District of New York, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. The plaintiff seeks unspecified damages, plus interest, costs, fees, and attorneys’ fees. On February 7, 2023, two additional plaintiffs moved to be appointed as the lead class plaintiff in this action; those motions remain under the Court’s consideration. As this action is still in the early stage, the Company cannot predict the outcome.

In addition to the above litigations, the Company is also subject to additional contractual litigations as to which it is unable to estimate the outcome.

Government Investigations

Following a publication of the Hindenburg Report, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the United States Securities and Exchange Commission. The Company is cooperating with the government regarding these matters. At this early stage, the Company is not able to estimate the outcome or duration of the government investigations.

Recent Financings

December 2021 Securities Purchase Agreement

On December 14, 2021, the Company entered into a securities purchase agreement (the “December 2021 SPA”) with certain non-U.S. investors and accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 3,228,807 shares of common stock and warrants to purchase 4,843,210 shares of common stock. The purchase price for each share of common stock and one and a half warrants is $3.26, and the exercise price per warrant is $4.00. The warrants will be exercisable at any time during the period beginning on or after June 14, 2022 and ending on or prior to 5:00 p.m. (New York City time) on December 13, 2026; provided, however, that the total number of the Company’s issued and outstanding shares of common stock, multiplied by the Nasdaq official closing bid price of the common stock shall equal or exceed $150,000,000 for a three consecutive month period prior to an exercise. This transaction is the subject of the Investor Actions described above.

On December 14, 2021, the transaction contemplated by the December 2021 SPA closed because all the closing conditions of the agreement were satisfied. The issuance and sale of the shares and warrants issued by the December 2021 SPA are exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder.

December 2021 Convertible Notes

On December 19, 2021, the Company issued two senior convertible notes (the “December 2021 Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000. The December 2021 Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock per share at a conversion price of $3.76 per share, the closing price of the common stock on December 17, 2021. The December 2021 Convertible Notes are unsecured senior obligations of the Company, and the maturity date of the convertible notes is December 18, 2023. The Company may repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment. The Company may make any repayment of principal and interest in (a) cash, (b) common stock at the conversion price or (c) a combination of cash or common stock at the conversion price. The investors may convert any conversion amount into common stock on any date beginning on June 19, 2022.

At the investors’ request, the Company prepaid $5,000,000 in aggregate of the principal amount, without interest, of the December 2021 Convertible Notes on March 8, 2022. On March 8, 2022, the Company issued two Amended and Restated Senior Convertible Notes (the “March 2022 Amended and Restated Convertible Notes”) to the investors to change the principal amount of the December 2021 Convertible Notes to $5,000,000. The terms of the March 2022 Amended and Restated Convertible Notes are the same as that of the December 2021 Convertible Notes, except for the reduced principal amount and the waiver of interest for the $5,000,000 payment made on March 8, 2022.

January 2022 Warrant Purchase Agreement

On January 6, 2022, the Company entered into warrant purchase agreements with certain warrant holders (the “Sellers”) pursuant to which the Company repurchased an aggregate of 3,870,800 warrants (the “January 2022 Warrants”) from the Sellers. These warrants were sold to these Sellers in three previous transactions that closed on February 11, 2021, February 10, 2021, and March 14, 2018. The purchase price for each warrant was $2.00. Following announcement of the warrant purchase agreement, on January 6, 2022, the Company repurchase an additional 103,200 warrants from other Sellers on the same terms as the previously announced warrant purchase agreements. The aggregate number of warrants repurchased under the warrant purchase agreements was 3,974,000.

On January 7, 2022, the Company wired the purchase price to each Seller. Each Seller agreed to deliver the January 2022 Warrants to the Company for cancellation as soon as practicable following the closing date, but in no event later than January 13, 2022 . The January 2022 Warrants were deemed cancelled upon the receipt by the Sellers of the purchase price.

Corporate History and Our Business Segments

From inception in 2001 to our fiscal year ended June 30, 2013, our sole business was providing shipping agency services. In general, we provided two types of shipping agency services: loading/discharging services and protective agency services, in which we acted as a general agent to provide value added solutions to our customers. For loading/discharging agency services, we received the total payment from our customers in U.S. dollars and paid the port charges on behalf of our customers in RMB. For protective agency services, we charged a fixed amount as agent fee while customers were responsible for the payment of port costs and expenses.

In January 2016, we expanded our business to include freight logistics services to provide import security filing services with the U.S. Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also provided inland transportation services to these importers in the U.S.

In the fiscal year ended June 30, 2017, we also expanded into container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China.

As an effort to further diversify our business, in the second quarter of the fiscal year ended June 30, 2018, we developed our bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities that are traditionally shipped by freight cargo. Freight cargo rates are usually lower than container freight rates; however, the transit time is much longer and has high minimum quantity requirements. We temporarily suspended this service in the fiscal year ended June 30, 2019 due to market environment factors in 2019, and we have discontinued this service in light of the worldwide impact of the coronavirus pandemic.

In the fiscal year ended June 30, 2018, we established a wholly owned subsidiary, Ningbo Saimeinuo Supply Chain Management Ltd., which is 100% owned by Sino-Global Shipping New York Inc. (“SG Shipping NY”), a New York corporation and a wholly owned subsidiary of the Company, and primarily engages in transportation management and freight logistics services, including overseas shipping.

Since the fiscal year ended June 30, 2019, trade dynamics have made it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, we realized lower shipping volumes, which has caused us to shift our focus back to the shipping agency business.

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a stockholder of the Company and set up a joint venture with Mr. Liang in New York named LSM Trading Ltd., in which the Company holds a 40% equity interest. For the year ended June 30, 2022, the Company invested $210,000. The joint venture has not commenced any business operations as of the date of this Report.

On July 7, 2020, the Company effected a l-for-5 reverse stock split of its issued and outstanding shares of common stock. The split did not change the number of authorized shares of common stock or preferred stock, or the par value of common stock or preferred stock. As a result, all the issued and outstanding common stock share amounts included in this filing have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five.

On December 14, 2020, the Company incorporated a new entity named Blumargo IT Solution Ltd. (“Blumargo”) in the U.S. SG Shipping NY held an 80% ownership interest in Blumargo, which was established in partnership with Tianjin Anboweiye Technology Co., to build up hi-tech and information-based logistics services to meet the demand of its customers.  On June 30, 2021, SG Shipping NY acquired the additional 20% from Tianjin Anboweiye Technology Co. and increased its ownership to 100%.

From March to June 2021, the Company engaged in cryptocurrency mining in China. On March 2, 2021, the Company entered into a purchase agreement with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining machines for a total purchase price of approximately $4.6 million.  After the purchase, Yanghuai would manage and operate the servers at its site with no further charge from March 10, 2021 to March 9, 2022, after which time the Company may engage Yanghuai to continue providing service for a fee. The first cash payment of approximately $0.9 million was paid within 15 days after the date of signing the Agreement.

Over the last two months of the Company’s 2021 fiscal year, national and local governments in China started to restrict and ban cryptocurrency mining operations, causing owners of mining machines to cease mining operations. Based on the amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable to perform under the remainder of the contract and has title to half of the products. The Company recorded impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million. the two parties have restructured the Purchase Agreement to reduce the purchase price from RMB 30 million to RMB 6 million and to allocate the purchased mining equipment between the Company and the Seller. The Seller transported digital currency mining machines representing half of the agreed 50,440 terahashes per second (th/s) in computing power (or a total of 25,220 th/s in computing power) to Ningbo, China first, and then shipped to the U.S.

On April 21, 2021, the Company set up a joint venture in Texas, U.S. under the name of “Brilliant Warehouse Service Inc.” to support its freight logistics services in the U.S., pursuant to a cooperation agreement with Mr. Bangpin Yu. SG Shipping NY has a 51% equity interest in the joint venture.

In July 2021, the Company registered a new company, Gorgeous Trading Ltd. (“Gorgeous Trading”), which is 100% owned by SG Shipping NY. Gorgeous Trading is mainly engaged in smart warehouse and related business in Texas.

On August 31, 2021, the Company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by SG Shipping NY. Phi Electric Motor, Inc. had no operations as of the date of this Report.

On September 29, 2021, the Company formed a 100% owned subsidiary, SG Shipping & Risk Solution Inc., in New York. On December 23, 2021, SG Shipping & Risk Solution Inc. formed SG Link LLC in New York, of which it is a 100% owner. As of the date of this Report, the two companies have had no operations.

On October 3, 2021, the Company entered into a Strategic Alliance Agreement with HighSharp to establish a joint venture for collaborative engineering, technical development and commercialization of a bitcoin mining machine under the name Thor Miner Inc., granting Thor Miner exclusive rights covering design production, intellectual property, branding, marketing and sales. On October 11, 2021, Thor Miner was formed in Delaware, which is 51% owned by the Company and 49% owned by HighSharp.

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc.

On April 10, 2022, the Company entered into a joint venture agreement with Golden Mainland Inc., a Georgia corporation (“Golden Mainland”) to establish a joint venture for building Bitcoin mining sites in Texas, Ohio, and other states. The joint venture has not been set up as of the date of this Report. The Company has no plan to pursue this business.

Our Corporate Structure

The diagram below shows our corporate structure as of the date of this Report.

*	Unless otherwise indicated in the diagram, all the subsidiaries of the Company are wholly owned.

Our Customers

Our main customers for the two fiscal years ended June 30, 2022 and 2021 is Chongqing Iron & Steel Ltd. and SOSNY. For the years ended June 30, 2022 and 2021, Chongqing Iron & Steel Ltd. accounted for 45.6% and 94.4% of the Company’s revenues, respectively. For the year ended June 30, 2022, SOSNY accounted for 27.9% of the Company’s gross revenue.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met.

For the year ended June 30, 2022, two suppliers accounted for approximately 26.3% and 24.1% of our total purchases, respectively. For the year ended June 30, 2021, two suppliers accounted for approximately 55.4% and 28.6% of our total purchases, respectively.

Our Competition

The market segment that we now operate in, which is freight logistics services including warehouse services, does not have high entry barriers. In terms of our competition in China, there are many companies ranging from small to large that provide freight logistics services, and the state-owned companies in China generate a significant portion of the revenues in the industry. Our primary competitors in China are the China branches of international shipping companies or their exclusive agents in China. These companies include Evergreen Marine Corp., Orient Overseas Container Line, Ocean Network Express which includes Kawasaki Kisen Kaisha, Ltd, Mitsui O.S.K. Lines and Nippon Yusen Kabushiki Kaisha. The competition is intense due to the significant excess capacity. These companies have greater service capabilities, a larger customer base and more financial, marketing, network and human resources than we do. Most of them engage in a wide range of businesses and involve many aspects of the industry chain. However, we focus on providing tailored solutions and value-added services to customers in freight logistic services. As a boutique company with limited resources and history, we face intense competition. Our ability to grow in our industry depends on (1) our deep understanding of the complexity of industry issues and challenges and (2) our ability to develop optimal solutions to respond to the identified issues and provide effective problem-solving strategies to our targeted customers.

In terms of our competition in the United States, the freight logistics services industry is well developed, highly fragmented, and competition is fierce nationwide. Our primary competitors in the U.S. are local warehouse services providers and freight forwarding companies in Houston, for example, Bizto LLC, Golden Eagle Guns LLC, and Smart Supply Chain. Competition in the freight logistics services industry is driven by factors such as price, service quality, technology, and geographic reach. Companies that can offer a combination of these factors are often more competitive in the market. Additionally, companies that can adapt to changing customer demands and market trends, such as the shift towards e-commerce, are likely to be more successful in the long term. We aim at providing tailored and valued-added services for our international clients with needs for U.S. domestic logistics services.

Employees

As of the date of this Report, we have 39 full-time employees, 13 of whom are based in China and 26 are based in the United States. Of the total full-time employees, nine are in management, 17 are in operations, nine are in finance and accounting related and four are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Intellectual Property

As of the date of this Report, we do not have any registered patents, copyrights, or trademarks other than two pending trademark applications for “Thor” and “Thor Miner.” We have seven registered domain names, including our corporate website https://www.singularity.us/.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a number of material risks, uncertainties and other factors that could have a material effect on the Company and its operations as a result of recent developments. You should carefully consider the risks described below before purchasing our common stock. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition, or results of operations could be negatively affected, and you might lose all or part of your investment.

We are, and may continue to be, subject to litigation including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

As discussed in “Item 1. Business – Recent Developments,” we are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. In addition to this, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The defense of these actions may be both time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the monetary amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.

The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines, or penalties;

●	substantial outside counsel, advisor, and consultant fees and costs;

●	substantial administrative costs, including arbitration fees;

●	loss of productivity and high demands on employee time;

●	criminal sanctions or consent decrees;

●	termination of certain employees, including members of our executive team;

●	barring of certain employees from participating in our business in whole or in part;

●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices

●	delays to planned transactions, service launches or improvements; and

●	damage to our brand and reputation.

We are, and may continue to be, subject to securities litigation, which is expensive and could divert management attention, cause harm to our reputation and result in significant damages for which we could be responsible.

We are subject to securities class action litigation, which is expensive, could divert our management’s attention, harm our reputation, and leave us liable for substantial damages. For example, as discussed in “Item 1. Business – Recent Developments,” on December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between February 2021 and November 2022, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the United States District Court for the Eastern District of New York, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. The plaintiff seeks unspecified damages, plus interest, costs, fees, and attorneys’ fees. As this action is still in the early stage, the Company cannot predict the outcome, and certain of our officers in the U.S. District Court for the Eastern District of New York.

Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our Certificate of Incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We depend on a limited number of major customers who are able to exert a high degree of influence over us and the loss of a major customer could adversely impact our business.

For the years ended June 30, 2022 and 2021, one customer, Chongqing Iron & Steel Ltd., accounted for 60.8% and 89.7% of our revenues, respectively. There can be no assurance that our major customer will continue to purchase our services in the same amount that it has in the past. The loss of our major customer or a material reduction in sales to a major customer could have a material adverse effect on our sales and results of operations. Additionally, given the high concentration of our customer base, a default by or a significant reduction in future transactions with our major customer could materially reduce our revenues, profitability, liquidity and growth prospects.

We depend on a limited number of suppliers who are able to exert a high degree of influence over us and the loss of our major suppliers could adversely impact our business.

For the year ended June 30, 2022, two suppliers accounted for approximately 26.3% and 24.1% of our total purchases, respectively. For the year ended June 30, 2021, two suppliers accounted for approximately 55.4% and 28.6% of our total purchases, respectively. There can be no assurance that our major suppliers will continue to supply us with the materials or services required to operate our business in the same amount that they have in the past. The loss of our major suppliers or a material reduction in the materials or services they provide to us could have a material adverse effect on our business and results of operations.

Additionally, due to the unpredictable nature of COVID-19 regulations in China, our suppliers based in China may be affected by COVID-19 related issues such as shutdowns and delays. This may cause us to become unable to fulfill our customer orders on a timely basis, which may cause us to cancel orders and provide refunds, as demonstrated in our settlement with SOSNY.

The restatement of our prior financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As discussed in our Current Form on Form 8-K filed on February 28, 2023, as amended by Amendment No. 1 filed on March 6, 2023, we determined to restate our financial statements as of and for the year ended June 30, 2021, three and six months ended September 30, 2021 and three and nine months ended December 31, 2021 after we identified errors related to, incorrect accounting treatment of related party loan receivable, incorrect recognition of revenue from freight shipping services and incorrect accounting treatment of recovery (provision) for doubtful accounts. As a result of these errors and the resulting restatements of our financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatements, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

We have identified material weaknesses in our internal control over financial reporting and have determined to restate our previously issued financial statements. If our remediation of these material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of a material misstatement of our consolidated financial statements.

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause our Company to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

Our management’s assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. Our management’s assessment could detect problems with internal controls. Undetected material weaknesses in internal controls could lead to financial statement restatements and require our Company to incur the expense of remediation.

A material weakness is a deficiency or combination of deficiencies in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to its consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

As discussed in “Item 9.A Controls and Procedures – Disclosure Controls and Procedures,” under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing evaluation, our Chief Operating Officer concluded that the Company’s disclosure controls and procedures were not effective due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2022:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements (See Note 1 of the accompanying consolidated financial statement footnotes);

●	Lack of proper procedures to maintain supporting documents for accounting record; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

In order to remediate the material weaknesses stated above, we intend to implement the following policies and procedures:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring of CEO and CFO to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●	Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons for the fluctuations with further analysis. This should be done by CFO and reviewed by CEO upon their communications with the Board;

●	Strengthening our corporate governance;

●	Setting up policies and procedures for the Company’s related party identification to properly identify, record and disclose related party transactions; and

●	Setting up proper procedures for the Company’s fund disbursement process to ensure that cash is disbursed only upon proper authorization, for valid business purposes, and that all disbursements are properly recorded.

We cannot provide assurance that these or other measures will fully remediate our material weaknesses in a timely manner. If our remediation of these material weaknesses is not effective, it may cause our Company to become subject to investigation or sanctions by the SEC. It may also adversely affect investor confidence in our Company and, as a result, the value of our common stock. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future. In addition, if we are unable to continue to meet our financial reporting obligations, we may not be able to remain listed on Nasdaq.

Our ability to maintain compliance with Nasdaq continued listing requirements, including whether we are able to maintain the closing bid price of our common stock, could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy minimum financial and other requirements.

On May 24, 2022, the Company received a delinquency notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its delay in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The Company was provided 60 days to submit a plan to regain compliance. On July 25, 2022 and September 14, 2022, the Company submitted its Compliance Plan. Based on the review of the Compliance Plan as well as telephone conversations with outside counsel to the Company and counsel to the Company’s Special Committee, the Staff has determined that the Company did not provide a definitive plan evidencing its ability to file the Reports within the 180 calendar day period available to the Staff under the Nasdaq Listing Rules.

On November 16, 2022, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended September 30, 2022, which served as an additional basis for delisting the Company’s securities and that the Panel will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on Nasdaq. The Company has submitted to the Panel a plan to regain compliance with the continued listing requirements, including the filing of the Form 10-Q for the quarterly period ended September 30, 2022.

On January 5, 2023, the Company received a deficiency notice from Nasdaq informing the Company that its common stock, no par value, fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice from Nasdaq. The Company has been provided an initial compliance period of 180 calendar days, or until July 5, 2023, to regain compliance with the minimum bid price requirement.

On February 21, 2023, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended December 31, 2022, which served as an additional basis for delisting the Company’s securities. The notice stated that the Panel will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on Nasdaq. The Company has submitted to the Panel a plan to regain compliance with the continued listing requirements and has been granted a grace period to file all the delinquent reports, including the filing of the Form 10-Q for the quarterly period ended December 31, 2022, on or before February 28, 2023.Given we did not file all the Reports within the grace period granted by the Panel, we may be delisted from Nasdaq. There can be also no assurance that our stock price will meet the minimum bid price requirement or we will meet other requirements for continued listing on Nasdaq. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including the limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement on Form S-3, filed with the SEC on March 3, 2021 and other filings we file with the SEC from time to time.

Item 1B. Unresolved Staff Comments.

The Company does not have any unresolved or outstanding staff comments.

Item 2. Properties.

We currently rent six facilities in the PRC and the United States. Our PRC headquarters is in Shanghai and our U.S. headquarters is in New York.

Office	Address	Rental Term	Space
New York, USA	98 Cutter Mill Rd Suite 322 Great Neck, New York 11021	Expires 07/31/2026	3,033 ft2

Texas, USA	6161 Savoy Dr Suite 409 Houston, Texas 77036	Expires 07/31/2023	2,456 ft2

Texas, USA	6161 Savoy Dr, Suite 1040 Houston, Texas 77036	Expires 06/30/2024	954 ft2

Texas, USA	12733 Stafford Road, Suite 400 Stafford, Texas 77477	Expires 07/31/2024	46,463 ft2

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 12/31/2023	3,078 ft2

Ningbo, PRC	B 525 Hebang Building, North Tiantong Road Ningbo, Zhejiang, PRC 315000	Expires 07/06/2025	840 ft2

Item 3. Legal Proceedings.

See “Item 1. Business – Recent Developments” for a description of legal proceedings the Company is currently involved in, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol SGLY.

Holders of Our Common Stock

As of March 3, 2023, there were 20 holders of record of our common stock. This number does not include stockholders who hold their shares of common stock in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board may deem relevant. Payments of dividends by our PRC subsidiaries to our company are subject to restrictions including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.

Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Overview

We previously focused on providing customized freight logistics services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to provide our freight logistics business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we engaged in purchases and sales of cryptocurrency mining machines through our U.S. subsidiaries.

For the fiscal year ended June 30, 2022, we operated in two operating segments, including (1) freight logistics services, through our subsidiaries in the U.S and PRC; and (2) purchase and sales of crypto mining machines, through our subsidiary Thor Miner. For the year ended June 30, 2021, the Company also engaged in shipping agency and management services, which were carried out by its subsidiary in the U.S. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

Recent Developments

The following events had a material impact on our financial statements. For other recent developments, see “Item 1. Business – Recent Developments.”

On January 10, 2022, Thor Miner entered into a purchase agreement with HighSharp. Pursuant to the agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment from HighSharp. In January and April 2022, Thor Miner made a total prepayment of $35,406,649 for the order. Thor Miner also entered into a PSA with SOSNY for the purchase of $200,000,000 in crypto mining rigs and received deposit form SOSNY in the amount of $48,930,000.

Due to production issue from HighSharp, Thor Miner was not able to timely deliver the products to SOSNY according to the delivery terms of the PSA and was sued by SOSNY for breach of contract on December 9, 2022. On December 23, 2022, the Company entered into the Settlement Agreement with SOSNY pursuant to which the Company paid $13.0 million to SOSNY in exchange for SOSNY dismissing the lawsuit and will transfer any additional funds it receives from HighSharp to SOSNY in an amount not to exceed $40,560,569.

As of December 22, 2022, the balance of advance to HighSharp and deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Miner paid $13.0 million on December 28, 2022 to SOSNY and wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp.

Restatement of Previously Issued Financial Statements

From March to June 2019, the Company’s subsidiary Trans Pacific Logistic Shanghai Ltd (“Trans Pacific Shanghai”) received approximately $6.2 million (RMB 40 million) from a related party, Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”), to pay for accounts receivable of six different customers totaling RMB 40 million. Shanghai Baoyin is 30% owned by Wang Qinggang, the CEO and legal representative of Trans Pacific Shanghai. Trans Pacific Shanghai subsequently paid RMB 20 million and RMB 10 million to Zhangjiakou Baoyu Trading Co. Ltd. (“Baoyu”), a third party, in April 2019 and July 2019, respectively, and it made an additional payment of RMB 10 million to Hebei Baoxie Trading Co., Ltd. (“Hebei Baoxie”), a third party, in July 2019.

As such, for the fiscal year ended June 30, 2019, accounts receivable was understated by RMB 40 million, advance to supplier was overstated by RMB 20 million, and other payables from Shanghai Baoyin, a related party, were understated by RMB 20 million. There was an overstatement of RMB 20 million in total assets and an understatement of total liabilities of RMB 20 million.

During the fiscal year ended June 30, 2021, Hebei Baoxie repaid a total of RMB 10 million to Trans Pacific Shanghai, and Trans Pacific Shanghai advanced the RMB 10 million to Shanghai Baoyin. The RMB 10 million paid to Shanghai Baoyin was recorded as other receivable, and the RMB 30 million advance to Baoyu was reclassified from an advance to supplier to other receivable. The Company provided a full allowance of its receivables totaling RMB 40 million. The Company evaluated this transaction and determined there is no impact on its assets, liabilities, or retained earnings as of June 30, 2020.

During the fiscal year ended June 30, 2021, Baoyu repaid a total of RMB 30 million to Trans Pacific Shanghai. The RMB 30 million received was recorded as recovery of bad debt. Trans Pacific Shanghai then loaned the same amount to Shanghai Baoyin. Shanghai Baoyin subsequently repaid RMB 4 million to Trans Pacific Shanghai, and Trans Pacific Shanghai loaned the same amount to Wang Qinggang. The RMB 30 million received was recorded as recovery of bad debt for other receivable and the RMB 30 million paid was recorded as a related party loan receivable.

The Company analyzed the transactions and determined the RMB 30 million was originally from Shanghai Baoyin and eventually paid back to the same related parties. Recovery of bad debt and related party loan receivable was overstated by RMB 30 million for the fiscal year 2021.

The Company restated its fiscal year 2021 financial statements to restate related party loans receivable and bad debt recovery.

Effects of the restatement are as follows:

	As Previously Reported	Adjustments	As Restated
Consolidate balance sheet as of June 30, 2021

Loan receivable - related parties	$4,644,969	$(4,644,969)	$-
Total assets	$52,803,116	$(4,644,969)	$48,158,147

	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Stockholder’s Equity as of June 30, 2021

Accumulated deficit	$(30,244,937)	$(4,076,825)	$(34,321,762)
Accumulated other comprehensive income (loss)	(625,449)	(103,647)	(729,096)
Non-controlling Interest	(6,951,134)	(464,497)	(7,415,631)
Total equity	$47,069,142	$(4,644,969)	$42,424,173

	As Previously Reported	Adjustments	As Restated
Consolidated statement of oeprations for the year ended June 30, 2021

Recovery (provision) for doubtful accounts, net	$321,168	$(4,529,806)	$(4,208,638)
Net loss	$(6,773,047)	$(4,529,806)	$(11,302,853)
Other comprehensive loss - foreign currency	(488)	(115,163)	$(115,651)
Comprehensive loss	$(6,773,535)	$(4,644,969)	$(11,418,504)

	As Previously Reported	Adjustments	As Restated
Consolidated statement of cash flow for the year ended June 30, 2021
Cash flows from operating activities:
Net loss	$(6,773,047)	$(4,529,806)	$(11,302,853)
(Recovery)/ Provision for doubtful accounts	(321,168)	4,529,806	4,208,638
Other receivable	4,227,239	(4,529,806)	(302,567)

Cash flows from investing activities:
Loan receivable - related parties	$(4,529,806)	$4,529,806	$-

Impact of COVID-19

The outbreak of the COVID-19 starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the continually expanding of COVID-19 pandemic in China and United States, our business, results of operations, and financial condition are still adversely affected.

In early December 2022, Chinese government eased the strict control measure for COVID-19, which has led to surge in increased infections and disruption in our business operations. Any future impact of COVID-19 on the Company’s China operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. As a result, our revenue for the year ended June 30, 2022 was down by approximately $1.2 million, or 22.6%.

●	Due to travel restrictions between US and China, our new business development for existing segments or new ventures has been slowed down.

●	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines; COVID-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in delayed shipments and additional expenses to expedite delivery; as a result, we were unable to fulfil our customer orders on a timely basis, resulting cancellation of orders and partial refund of purchase price, as evident from the settlement in SOSNY.

We have been, and may continue to be, negatively impacted by the ongoing COVID-19, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Any future impact of COVID-19 on the Company’s operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Results of Operations

Comparison of the Years Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended June 30,
	2022		2021(restated)		Change
	US $	%	US $	%	US $	%

Revenues	3,988,415	100.0%	5,151,032	100.0%	（1,162,617 ）	(22.6)%
Cost of revenues	4,136,474	103.7%	4,974,394	96.6%	(837,920)	(16.8)%
Gross margin	(3.7)%	N/A	3.4%	N/A	(7.1)%	N/A
Selling expenses	385,890	9.7%	297,906	5.8%	87,984	29.5%
General and administrative expenses	9,301,784	233.2%	5,605,670	108.8%	3,696,114	65.9%
Impairment loss of Cryptocurrencies	170,880	4.3%	-	0.0%	170,880	100.0%
Impairment loss of fixed assets and right of use asset	1,006,305	25.2%	855,230	16.6%	151,075	17.7%
Provision for doubtful accounts, net of recovery	1,613,504	40.5%	4,208,638	81.7%	(2,595,134)	(61.7)%
Stock-based compensation	10,064,622	252.3%	-	0.0%	10,064,622	100.0%
Total costs and expenses	26,679,459	668.9%	15,941,838	309.5%	10,737,621	67.4%

Revenues

Revenues decreased by $1,162,617, or approximately 22.6%, to $3,988,415 for the year ended June 30, 2022 from $5,151,032 for the year ended June 30, 2021. The decrease was primarily due to decrease in shipping agency and management services and freight logistics services.

The following tables present summary information by segments for the years ended June 30, 2022 and 2021:

	For the Year Ended June 30, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues*	$-	$3,830,615	$157,800	$3,988,415
Cost of revenues	$-	$4,136,474	$-	$4,136,474
Gross profit	$-	$(305,859)	$157,800	$(148,059)
Depreciation and amortization	$-	$512,586	$21,052	$533,638
Total capital expenditures	$-	$840,319	$34,199	$874,518
Gross margin	-%	(8.0)%	100.0%	(3.7)%

*	Including related party revenue of $222,963 from Zhejiang Jinbang Fuel Energy Co., Ltd for the year ended June 30, 2022.

	For the Year Ended June 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$206,845	$4,944,187	$-	$5,151,032
Cost of revenues	$176,968	$4,797,427	$-	$4,974,394
Gross profit	$29,878	$146,760	$-	$176,638
Depreciation and amortization	$299,934	$36,300	$-	$336,234
Total capital expenditures	$136,076	$407,954	$-	$554,030
Gross margin	14.4%	3.0	-%	3.4%

	% Changes For the Years Ended June 30, 2022 and 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(100.0)%	(22.5)%	-	(22.6)%
Cost of revenues	(100.0)%	(13.8)%	-	(16.8)%
Gross profit	(100.0)%	(308.4)%	-	(183.8)%
Depreciation and amortization	(100.0)%	1312.1%	-	58.7%
Total capital expenditures	(100.0)%	106.0%	100.0%	57.8%
Gross margin	(14.4)%	(11.0)%	100.0%	(7.1)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2022	2021
PRC	2,982,691	4,921,022
U.S.	1,005,724	230,010
Total revenues	$3,988,415	$5,151,032

Revenues

Shipping Agency and Management Services

For the years ended June 30, 2022 and 2021, we did not generate any revenue from shipping agency and management services as we did not receive any new orders for our services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services were $3,830,615 for the year ended June 30, 2022, a decrease of $1,113,572, or approximately 22.5%, as compared to $4,944,187 for the year ended June 30, 2021.

This decrease in revenue was mainly due to a decrease of approximately $1.9 million from the transportation services of our PRC operations where demand was impacted by various business disruptions due to the resurgence of COVID-19 variants which caused a decrease in spending by our major customers. The decrease was offset by approximately $0.8 million of warehouse and logistics services that we started to provide in the fiscal year 2022 through our subsidiaries, Gorgeous Trading Ltd. and Brilliant Warehouse Service, Inc.

Sales of Crypto Mining Machines

On January 10, 2022, Thor Miner entered into the PSA with SOSNY, a wholly owned subsidiary of SOS Ltd. Pursuant to the PSA, Thor Miner agreed to sell to SOSNY certain cryptocurrency mining hardware and other equipment. The total purchase price was $200,000,000 and the purchase was expected to be completed under separate purchase orders. Thor Miner made two shipments in June 2022 and we recognized net revenue of $157,800.  We recognized the sales of cryptocurrency mining equipment based on a net basis as the manufacturer of the products is responsible for shipping and custom clearing for the products. Gross revenue and the gross cost of revenue amounted to $1,483,320 and $1,325,520, respectively, for the year ended June 30, 2022.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $4,136,474 for the year ended June 30, 2022, a decrease of $660,953, or approximately 13.8%, as compared to $4,797,427 for the year ended June 30, 2021 as a result of the decrease in freight costs of our PRC operations caused by the decrease in shipping volume due to the pandemic.

Our gross margin was (3.7%) and 3.4% for the years ended June 30, 2022 and 2021, respectively. This decrease in gross margin in freight logistics segment was mainly due to rising costs for our PRC operations as we are not able to negotiate better price with our freight carrier due to decrease in volume. In addition, we started our warehouse services this year and we have higher fixed costs including warehouse rent and salaries when we are developing the business.

Our cost of revenue for the sale of crypto-mining equipment was nil as we recognized revenue on a net basis and hence the higher margin which increased the Company’s margin of (8.0)% from freight logistics segment to (3.7%).

Operating Costs and Expenses

Operating costs and expenses increased by $10,737,621 or approximately 67.4% from $26,679,459 for the year ended June 30, 2022 compared to $15,941,838 for the year ended June 30, 2021. This increase was mainly due to the increase in selling expenses, stock-based compensation, general and administrative expenses and impairment expenses as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries and travel expenses for our sales representatives. For the year ended June 30, 2022, we had $385,890 in selling expenses, as compared to $297,906 for the year ended June 30, 2021, which represents an increase of $87,984 or approximately 29.5%. The increase was due to an increase of marketing expenses of approximately $0.2 million to promote our freight logistics business.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the year ended June 30, 2022, we had $9,301,784 general and administrative expenses, as compared to $5,605,670 for the year ended June 30, 2021, representing an increase of $3,696,114, or approximately 65.9%. This significant increase was mainly due to the increase in salaries, wages and office related costs of approximately $3.0 million as we hired more employees and rented new warehouses for our subsidiaries Gorgeous Trading Ltd. and Brilliant Warehouse Service, Inc. This was also due to additional professional fees of approximately $0.5 million mainly fees made for the Company’s special investigation.

Impairment Loss of Cryptocurrencies

We recorded $170,880 in impairment loss for the year ended June 30, 2022 due to a recent price drop in bitcoin, which the Company deemed a triggering event for impairment testing.

Impairment Loss of Fixed Assets and Right of Use Assets

We performed our annual goodwill impairment analysis as of June 30, 2022 and concluded we had approximately $1.0 million in impairment loss for fixed assets and right of use assets, as our carrying value exceeds the fair value. The fair values are determined by income approach where projected future cash flows discounted at rates commensurate with the risks involved, (“Discounted Cash Flow” or “DCF” of the income approach). Assumptions used in a DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows.

We recorded impairment loss of $855,230 for the year ended June 30, 2021 primarily for our mining equipment due to a regulation change in China that banned cryptocurrency mining.

Provision for Doubtful Accounts, Net of Recovery

Our total bad debt expenses amounted to approximately $2.0 million, mostly because we estimated that we cannot timely collect the advances we made to certain related parties, which includes approximately $1.3 million to Shanghai Baoyin which is 30% owned by Wang Qinggang, and approximately $0.6 million in advances to LSM trading Ltd, of which we hold a 40% ownership interest. The advances were non-interest bearing and due on demand. We had net recovery of other receivable of approximately $0.4 million from other receivable as we continued collection of the receivables that were previously reserved. We had approximately $4.2 million of provision for the fiscal year 2021 for our accounts receivable and long-term deposits, representing a decrease of $2,595,134, or approximately 61.7%.

Stock-based Compensation

Stock-based compensation was $10,064,622  for the year ended June 30, 2022, an increase of $10,064,622 or 100.0%, as compared to nil for the year ended June 30, 2021 due to stock grants to our directors, employees and consultants in the fiscal year 2022.

Loss from disposal of subsidiaries and VIE

On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-China. The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Beijing. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. The Company also dissolved its subsidiary Sino-Global Shipping LA, Inc., and on March 14, 2022, the Company discontinued its subsidiary Sino-Global Shipping Canada, Inc. The total loss of three disposals amounted to approximately $6.1 million. Since these entities did not have any active operations prior to their disposal, the disposal did not represent a strategic change in the Company’s business. As such, the disposal was not presented as a discontinued operation.

Other Expenses, Net

Other expenses, net for the year ended June 30, 2022 mainly consists of interest expenses for our convertible debts of approximately $0.1 million and other finance charges, net of interest earned. Total other expenses, net was approximately $0.5 million for the year ended June 30, 2021 which mainly consisted of a settlement payment loss of a dispute on cooperative profit sharing of approximately $0.8 million, offset by the PPP loan forgiveness which we recorded as a gain of approximately $0.1 million and the income generated from cryptocurrencies mining of approximately $0.3 million.

Taxes

Our income tax expenses amounted to nil and $3,450 for the years ended June 30, 2022 and 2021, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. During the year ended June 30, 2022, approximately $9,700,000 of NOL was generated and the tax benefit derived from such NOL was approximately 2,000,000.

Our operations in China incurred a cumulative a cumulative NOL of approximately $6,026,000 as of June 30, 2021, which was mainly from Sino-China which we disposed of during the year ended June 30, 2022. During the year ended June 30, 2022, we generated an additional NOL of approximately $4,845,000. As of June 30, 2022, our PRC subsidiaries’ cumulative NOL amounted to approximately $1,283,000 which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets, including our recent cumulative earnings experience, expectations of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not that our deferred tax assets would not be realized due to uncertainty for future earnings due to the Company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of June 30, 2022. The net decrease in valuation for the year ended June 30, 2022 amounted to approximately $1.0 million based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $28,928,369 for the year ended June 30, 2022, compared to $11,302,853 for the year ended June 30, 2021. After the deduction of non-controlling interest, net loss attributable to us was $28,257,830 for the year ended June 30, 2022, compared to $10,900,168 for the same period in 2021. Comprehensive loss attributable to us was $27,482,995 for the year ended June 30, 2022, as compared to $10,545,234 for the year ended June 30, 2021.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2022, we had $55,833,282 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the U.S.

On December 19, 2021, the Company issued two convertible notes to two non-U.S. investors for an aggregate purchase price of $10,000,000 (the “December 2021 Convertible Notes”).

The December 2021 Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock at a conversion price of $3.76 per share. At the investors’ request, we prepaid $5,000,000 in the aggregate principal amount, without interest, of the December 2021 Convertible Notes on March 8, 2022. Interest for the principal of $5,000,000 repaid was waived.

As of June 30, 2022, we had the following loans outstanding:

Loans	Maturities	Interest rate	June 30, 2022
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$5,918,070	$(8,679,918)
Net cash used in investing activities	$(3,581,676)	$(1,510,379)
Net cash provided by financing activities	$8,351,964	$54,200,082
Effect of exchange rate fluctuations on cash	$307,607	$696,350
Net increase in cash	$10,995,965	$44,706,135
Cash at the beginning of period	$44,837,317	$131,182
Cash at the end of period	$55,833,282	$44,837,317

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2022	2021	Variation	%

Total Current Assets	$63,165,462	$46,867,350	$16,298,112	34.8%
Total Current Liabilities	$25,212,959	$5,343,649	$19,869,310	371.8%
Working Capital	$37,952,503	$41,523,701	$(3,571,198)	(8.6)%
Current Ratio	2.51	8.77	(6.26)	(71.4)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2022, our working capital was approximately $38.0 million and we had cash of approximately $55.8 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due within one year from the date of this Report.

Operating Activities

Our net cash provided by operating activities was approximately $5.9 million for the year ended June 30, 2022. The operating cash outflow for the year ended June 30, 2022 was primarily attributable to our net loss of approximately $28.9 million, adjusted by non-cash stock-based compensation of approximately $10.0 million, loss on disposal of subsidiaries and VIE of approximately $6.1 million and provision for doubtful accounts of approximately $1.6 million. We had an increase in cash inflow of other receivables of approximately $1.4 million and we received a total of $47.0 million from SOSNY, approximately $34.1 million was advanced payment for the sale of cryptocurrency mining machines while we are to refund SOSNY $13.0 million in December 2022. Our cash inflow was decreased by an advance to a related party supplier of approximately $34.1 million which was for the purchase of cryptocurrency mining machines.

Our net cash used in operating activities was approximately $8.7 million for the year ended June 30, 2021. The operating cash outflow for the year ended June 30, 2021 was primarily attributable to our net loss of approximately $11.3 million, consisting of non-cash items including approximately $0.4 million in depreciation and amortization, approximately $0.9 million in impairment and approximately $4.2 million in allowance for deposit. We had an increase in advances to suppliers - third parties as we made deposits to our freight carriers of approximately $0.8 million, and a decrease in accrued expenses and other current liabilities of approximately $1.1 million offset by a decrease in other receivables of approximately $0.3 million as we collected our outstanding balances.

Investing Activities

Net cash used in investing activities was approximately $3.5 million for the year ended June 30, 2022 due to the acquisition of property and equipment of approximately $0.9 million and an investment of approximately $0.2 million to a 40% owned joint venture. We made an additional loan of $0.5 million to Wang Qinggang, a related party to the Company, and CEO and legal representative of Trans Pacific Shanghai which is due in June 2024. We also made related party advances of approximately $1.9 million, which includes $1.3 million to Shanghai Baoyin which is 30% owned by Wang Qinggang, and approximately $0.6 million in advances to LSM Trading Ltd, of which we hold a 40% ownership interest.

Net cash used in investing activities was approximately $1.5 million for the year ended June 30, 2021 due to the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $8.3 million for the year ended June 30, 2022 due to issuances of common stock in private placements of approximately $10.5 million and proceeds from convertible notes of $10 million, repayment of convertible notes of $5.0 million and warrant repurchase of approximately $7.9 million. We also had cash from warrants exercise of approximately $0.9 million and repayment of Economic Injury Disaster Loan.

Net cash provided by financing activities was approximately $54.2 million for the year ended June 30, 2021 due to cash proceeds received from issuances of common stock to private investors of approximately $52.8 million and cash proceeds received from issuances of preferred stock to a private investor of approximately $1.4 million.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the notes to the financial statements included elsewhere in this Report describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the date of this Report.

Off-Balance Sheet Arrangements

None.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting as more fully described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective due to the following material weaknesses for the year ended and as of June 30, 2022:

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

●	Lack of proper procedures to maintain supporting documents for accounting record; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weaknesses stated above, we intend to implement the following measures, policies and procedures:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring of CEO and CFO to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●

Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons for the fluctuations with further analysis. This should be done by CFO and reviewed by CEO upon their communications with the Board;

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Positions Held
Jing Shan	32	Chief Operating Officer
Heng Wang	55	Non-executive Vice Chairman of the Board
Tieliang Liu	62	Director

Jing Shan

Ms. Shan has been our Chief Operating Officer since her appointment in August 2021. From July 2019 to July 2021, Ms. Shan was a financial service professional at Northwestern Mutual, an insurance company. Prior to that, she was the COO at LineMoney Inc., a financial technology company, from December 2016 to July 2019. From August 2016 to December 2016, she was an analyst at Wall Street IPO Consultation Inc. Ms. Shan received a Master of Science in Public Relations and Corporate Communication from New York University and a Bachelor’s degree in Landscape Architecture from Beijing Forestry University.

Heng Wang

Mr. Wang has been our director since 2021. Mr. Wang has served as the Senior Manager of Charles Schwab Corporation, an investment management and financial services company, since October 2020. From July 2006 to October 2020, Mr. Wang served as a Consultant for TD Ameritrade Inc, a financial services company. From November 2017 to July 2018, he served as the Director at Longfin Corp., a financial technology consulting and service firm. Mr. Wang received a Master’s degree in Computer Information Science from the New Jersey Institute of Technology in July 1991, and he received a Bachelor’s degree in Computer Science from Fudan University in Shanghai, PRC in July 1990. Mr. Wang has been selected to serve as our director because of his expertise in financial technology.

Tieliang Liu

Dr. Liu has been our director since 2013. Since 2001, he has served as the vice president in charge of accounting and finance to China Sun-Trust Group Ltd., a state-owned investment company in China. Dr. Liu was a financial controller for Huaxing Group Ltd, a state-owned material trading company in China, from 1998 to 2001. From 1996 through 1998, he was the chief accountant of China Enterprise Consulting Co., Ltd., a state-owned investment consulting company in China. Before working in the finance and accounting industry, Dr. Liu taught accounting and finance in a university for more than ten years and has published dozens of books and articles. He received a PhD, master’s and bachelor’s degrees in accounting from Tianjin University of Finance and Economics. Dr. Liu has been chosen to serve as a director because of his accounting and business knowledge and experience in working with small and medium-sized companies.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officer has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement.

Board Diversity Matrix

Pursuant to the Nasdaq’s Board Diversity Rules, below is the Company’s board diversity matrix outlining diversity statistics regarding our Board.

Board Diversity Matrix as of March 3, 2023
Total Number of Directors	2
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		2
Part II: Demographic Background
Asian		2

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following forms were filed late:

●	Qiu Shi filed a Form 4 on February 25, 2022 to report transactions that occurred on February 9, 2022.

●	Jing Shan filed a Form 4 on February 16, 2022 to report transactions that occurred on February 9, 2022.

●	Lei Nie filed a Form 4 on August 20, 2021 to report transactions that occurred on August 13, 2021.

●	Tieliang Liu filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Zhikang Huang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Xiaohuan Huang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Tuo Pan filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Lei Cao filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

●	Jing Wang filed a Form 4 on August 19, 2021 to report transactions that occurred on August 13, 2021.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available at our website at www.singularity.us. We expect that any amendments to the code, or any waivers of its requirement, will be disclosed on our website.

Committees of the Board of Directors

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and function of each committee are described below.

Audit Committee

The Audit Committee consists of Tieliang Liu and Heng Wang, who are each independent. Mr. Liu chairs the Audit Committee and qualifies as the audit committee financial expert. Our Audit Committee has adopted a written charter, and a copy of this charter is posted on the Company’s website, at www.singularity.us.  Under such charter, our Audit Committee is authorized to:

●	prepare and publish an annual Committee report as required by the SEC to be included in the Company’s annual proxy statement;

●	discuss with management and the independent auditor the annual audited financial statements and quarterly financial statements, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other matters required to be reviewed under applicable legal, regulatory, professional or NASDAQ requirements;

●	discuss with management and the independent auditor, as appropriate, any audit problems or difficulties and management’s response;

●	discuss with management the Company’s risk assessment and risk management policies, including the Company’s major financial risk exposure and steps taken by management to monitor and mitigate such exposure;

●	review the Company’s financial reporting and accounting standards and principles, significant changes in such standards or principles or in their application and the key accounting decisions affecting the Company’s financial statements, including alternatives to, and the rationale for, the decisions made;

●	review and approve the internal corporate audit staff functions, including: (i) purpose, authority and organizational reporting lines; (ii) annual audit plans, budget and staffing; and (iii) concurrence in the appointment, termination, compensation and rotation of the audit staff;

●	review, with such members of management as the Committee deems appropriate, the Company’s internal system of audit and financial controls and the results of internal audits;

●

obtain and review at least annually a formal written report from the independent auditor delineating: the auditing firms internal quality-control procedures; any material issues raised within the preceding five years by the auditing firms internal quality-control reviews, by peer reviews of the firm, or by any governmental or other inquiry or investigation relating to any audit conducted by the firm. The Committee will also review steps taken by the auditing firm to address any findings in any of the foregoing reviews. Also, in order to assess auditor independence, the Committee will review at least annually all relationships between the independent auditor and the Company;

●	set policies for the hiring of employees or former employees of the Company’s independent auditor and, at least annually, evaluate the qualifications, performance and independence of the independent auditors, including an evaluation of the lead audit partner; and to assure the regular rotation of the lead audit partner at our independent auditors and consider regular rotation of the accounting firm serving as our independent auditors;

●	review and investigate any matters pertaining to the integrity of management, including conflicts of interest, or adherence to standards of business conduct as required in the policies of the Company. This should include regular reviews of the compliance processes in general. In connection with these reviews, the Committee will meet, as deemed appropriate, with the general counsel and other Company officers or employees;

●	retain such outside counsel, experts and other advisors as the Committee may deem appropriate in its sole discretion;

●	review at least annually the adequacy of this charter and recommend any proposed changes to the Board for approval and assume additional responsibilities and take additional actions as may be delegated to it by the Board;

●	establish procedures for the receipt, retention and treatment of complaints on accounting, internal accounting controls or auditing matters, as well as for confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matters;

●	conduct any investigation appropriate to fulfilling its responsibilities contained in this charter, communicate directly with the independent audit firm and any employee of the Company, and conduct its activities in accordance with the policies and principles contained in the Company’s Corporate Governance Principles.

Compensation Committee

The Compensation Committee has two members who are independent directors, including Heng Wang and Tieliang Liu.  Our Compensation Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	review and determine our stock incentive and purchase plans;

●	oversee the evaluation of the board of directors and management; and

●	review the independence of any compensation advisers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has two members that are independent directors, Heng Wang and Tieliang Liu. Heng Wang serves as the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. The functions of our Governance Committee, among other things, include:

●	identifying individuals qualified to become board members and recommending directors;

●	nominating board members for committee membership;

●	developing and recommending to our board corporate governance guidelines;

●	reviewing and determining the compensation arrangements for directors; and

●	overseeing the evaluation of our Board and its committees and management.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, has been one of our officers or employees, or, during the last fiscal year, was a participant in a related-party transaction that is required to be disclosed. None of our executive officers currently serves, or in the past year has served, as a member of our Board or Compensation Committee of any entity that has one or more executive officers on our Board or Compensation Committee.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our former Chief Executive Officer and Chairman, Ms. Yang Jie, our former Chief Executive Officer and director, Ms. Tuo Pan, our former Chief Financial Officer, Mr. Zhikang Huang, our former Vice President, and Mr. Jing Shan, our Chief Operating Officer for the years ended June 30, 2022 and 2021.

Name	Year	Salary		Bonus	Securities- based Compensation	All other Compensation	Total
Lei Cao,	2021	$425,000	(1)	$300,000	-	-	$725,000
Former Chief Executive Officer (1)(6)	2022	$426,609	(2)	$800	-	-	$427,409

Tuo Pan,	2021	$175,999		$100,000	$574,000	-	$849,999
Former Chief Financial Officer (2)(7)	2022	$302,973		$800	-	-	$303,773

Zhikang Huang,	2021	$125,000		$50,000	$495,200	-	$634,200
Former Vice President and Director(3)(8)	2022	$275,000		$800	-	-	$275,800

Jing Shan,	2021	-		-	-	-	-
Chief Operating Officer(4)	2022	$143,333		$800	-	-	$144,133

Yang Jie,(5)	2021	$208,333		-	-	-	$208,333
Former Chief Executive Officer and director(9)	2022	$500,000		$800	-	-	$500,800

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary was $260,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Mr. Cao’s annual salary was $500,000, effective November 1, 2021.

(2)

According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary was $100,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Ms. Pan’s annual salary was $400,000, effective November 1, 2021.

(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary was $150,000, effective January 1, 2019.

(4)	According to the Employment Agreement dated August 5, 2021, Ms. Shan’s annual salary was $120,000, effective August 5, 2021. According to the Employment Agreement dated February 8, 2022, Ms. Shan’s annual salary was $200,000, effective February 8, 2022 and was raised to $250,000 since August 15, 2022. Pursuant to the cancellation agreement entered into on December 28, 2022, Ms. Shan agreed to return to the Company for cancellation 100,000 shares of common stock of the Company granted to her for her services as an officer of the Company. The shares are being cancelled.

(5)	Pursuant to the cancellation agreement entered into on December 19, 2022, Mr. Jie agreed to return to the Company for cancellation 300,000 shares of common stock of the Company granted to him for his services as an officer of the Company. The shares have been cancelled.

(6)

On November 1, 2021, Mr. Cao, retired from his position as the Company’s Chief Executive Officer. Mr. Cao resigned from the Board on January 9, 2023. Pursuant to the separation agreement entered into on January 9, 2023, Mr. Cao agreed to forfeit and return to the Company for cancellation 600,000 shares of common stock of the Company granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company. The shares are being cancelled.

(7)	On August 31, 2022, Ms. Pan was terminated for cause as an employee and Chief Financial Officer of the Company and from any other position at any subsidiary of the Company to which she has been appointed. Ms. Pan was terminated for cause in accordance with the terms of her Employment Agreement dated November 9, 2021 and did not receive any salary or benefits from the Company except those earned through August 31, 2022.

(8)	On November 1, 2021, Mr. Huang resigned from his position as a member of the Board of the Company.

(9)	On August 9, 2022, Mr. Jie resigned as Chief Executive Officer and director, following the Board’s decision on August 8, 2022, which adopted the Special Committee’s recommendation that Mr. Jie be suspended immediately.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

None.

Director Compensation

The table below sets forth the compensation received by our directors in the year ended June 30, 2022.

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
John Levy(3)	33,333	-	-	30,435	(2)	63,768
Heng Wang	30,000	-	-	21,304	(2)	51,304
Tieliang Liu	35,000	57,400	-	-		92,400
Xiaohuan Huang(4)	25,000	57,400	-	-		82,400
Jing Wang(5)	20,000	434,400	-	-		454,400

(1)	This table does not include Mr. Lei Cao, our former Chief Executive Officer and former director, Mr. Zhikang Huang, our former director and Vice President, and Mr. Yang Jie, our former Chief Executive Officer and director whose compensation is fully reflected in the Summary Compensation Table.

(2)	Represents compensation paid to Mr. Levy and Mr. Wang for their services as Chairman and member of the Special Committee, respectively, for May and June, 2022.

(3)	On February 23, 2023, Mr. John Levy resigned as a director of the Board and member of the Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee.

(4)	On November 1, 2021, Ms. Huang resigned as a director.

(5)	On November 18, 2021, Mr. Wang resigned as a director.

Employment Agreements

The Company has an employment agreement with Jing Shan, our Chief Operating Officer. The employment agreement began on February 8, 2022 and will terminate on August 4, 2024. The term shall automatically be extended for a one-year period in the absence of notice of non-renewal provided at least 30 days prior to the anniversary date of the employment agreement. Under the terms of the employment agreement, Ms. Shan will receive a base salary of $200,000 per year. Her performance and salary are subject to review at any time, and any increases in her salary that our Board may determine, shall be made on a basis consistent with the standard practices of our Company. On August 15, 2022, the Board approved an increase of Ms. Shan’s annual salary from $200,000 to $250,000 and a cash bonus of $50,000 upon conclusion of the investigation of the Special Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 3, 2023, for (i) each named executive officer and director, and (ii) all executive officers and directors as a group. As of March 3, 2023, there was no stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In the table below, percentage ownership is based on 21,944,333 shares of our common stock issued and outstanding as of March 3, 2023.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock

Jing Shan	-	-
Tieliang Liu	38,000	*
Heng Wang	-	-

All directors and executive officers as a group (three individuals)	38,000	*

*	Less than 1%.

(1)	The individual’s address is c/o Singularity Future Technology, Ltd., 98 Cutter Mill Road, Suite 311, Great Neck, New York 11021.

Securities Authorized for Issuance to Our Officers, Directors, Employees and Consultants under Equity Compensation Plans

The below table reflects, as of June 30, 2022, the number of shares of common stock authorized by our stockholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans under the 2008 Incentive Plan approved by security holders	2,000	$10.05	47,781	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	-	-	110,000	(1)

Equity compensation plans under the 2021 Incentive Plan approved by security holders	-	-	9,800,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)	Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 60,581 shares of our common stock. The 2,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 2,000,000 shares of common stock or other securities convertible or exercisable for common stock. We have granted options to purchase an aggregate of 30,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 15,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 120,000 shares of common stock to consultants to our Company in 2014, 132,000 shares of common stock to our officers and directors in 2016, 132,000 shares of common stock to our officers and directors in 2018, 26,000 to three employees in 2017 and 316,000 shares of common stock to employees in 2018 under the 2014 Incentive Plan. On September 2021, the board granted 1,020,000 shares of common stock to our officers and directors under the 2014 Incentive Plan. Accordingly, we may issue options to purchase 47,781 shares under the 2008 Incentive Plan, and we may issue 110,000 and 10,000,000 shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan and the 2021 Incentive plan respectively. Pursuant to certain agreements, the 600,000 shares issued to Lei Cao under the 2014 Incentive Plan, and the 300,000 and 100,000 shares issued to Yang Jie and Jing Shan, respectively, under the 2021 Incentive Plan, were canceled or being canceled.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Set forth below are our transactions with related persons for the years ended June 30, 2022 and 2021.

Advance to Related Party Suppliers

The Company’s advances to suppliers – related party are as follows:

	June 30,	June 30,
	2022	2021
Bitcoin mining hardware and other equipment (1)	$6,153,546	$-
Total Advances to suppliers-related party	$6,153,546	$-

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain crypto mining equipment. In January and April 2022, Thor Miner made a total prepayment of $35,406,649 for the order. Thor Miner also entered into a PSA with SOSNY for the purchase of $200,000,000 in crypto mining rigs and received deposit form SOSNY in the amount of $48,930,000.

The Company shipped crypto mining machines worth $1,325,520 to SOSNY for the year ended June 30, 2022 and $6,153,546 from July to December 2022.   Due to production issues from HighSharp, Thor Miner was not able to timely deliver the full quantity of crypto mining machines to SOSNY pursuant to the PSA and was sued by SOSNY for breach of contract on December 9, 2022.

The Company entered into a settlement agreement SOSNY effective on December 28, 2022, under which the Company repaid $13.0 million to SOSNY and terminated the PSA and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor Miner has paid to HighSharp.

As of December 22, 2023, the balance of advance to HighSharp and deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Miner paid $13.0 million on December 23, 2022 to SOSNY which was received by SOSNY on December 28, 2023 and wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp resulting in net bad debt expenses of $367,014.

Due From Related Party, Net

As of June 30, 2022 and June 30, 2021, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2022	2021
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$-	$384,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	415,412	430,903
Shanghai Baoyin Industrial Co., Ltd (3)	1,306,004	-
LSM Trading Ltd (4)	570,000	-
Rich Trading Co. Ltd (5)	103,424	-
Cao Lei (6)	54,860
Less: allowance for doubtful accounts	(2,449,700)	(384,331)
Total	$-	$430,903

(1)	In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang, a former stockholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. Starting in late 2020, Mr. Zhang started selling off his shares of the Company and did not own shares of the Company as of June 30, 2021 and was no longer a related party. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of June 30, 2021. The Company wrote off the balance in the first quarter of fiscal year 2022.

(2)	During third fiscal quarter of 2021, the Company advanced $477,278 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai and Zhejiang Jinbang returned $39,356 for the year ended June 30, 2021. The advance is non-interest bearing and due on demand. There has been no change in the balance other than changes as a result of changes in exchange rates. The Company provided allowance of $415,412 for the year ended June 30, 2022.

(3)	From July to December 2021, the Company advanced approximately $1.6 million to Shanghai Baoyin which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. Shanghai Baoyin repaid approximately $0.3 million in December 2022. The advance is non-interest bearing and due on demand. The Company provided allowance of $1,306,004 for the year ended June 30, 2022.

(4)	The Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company for the year ended June 30, 2022. The advance is non-interest bearing and due on demand. The Company provided allowance of $570,000 for the year ended June 30, 2022.

(5)

On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management      and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operates by Rich Trading and the Company would be entitled to 90% of profit generated by the trading business. The Company advanced $3,300,000 for this project. $3,200,000 has been returned to the Company. The Company provided allowance of $100,000 for the year ended June 30, 2022. As of June 30, 2022, the Company also paid for expenses of Rich Trading for $3,424 and provided full allowance for the advance.

(6)	The amount represents advance for business expenses to Mr. Cao Lei, former Chairman of the Board. The Company provided allowance of $54,860 for the year ended June 30, 2022. Business expenses incurred by Cao Lei amounted to $66,842 and $120,934 for the years ended June 30, 2022 and 2021.

Loan Receivable- Related Parties (Restated)

As of June 30, 2022 and June 30, 2021, the outstanding loan receivable from related parties consists of the following:

	June 30,	June 30,
	2022	2021
Wang Qinggang (1)	$552,285	$-

(1)	On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing for loan amount up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $552,285 (RMB 3,700,000) was loaned to Wang Qinggang with due date of June 7, 2024. The outstanding loan was fully repaid in December 2022.

Other Payable – Related Party

As of June 30, 2021, the Company had payable to former Chief Executive Officer of $11,303 and to the acting Chief Financial Officer of $2,516 which were included in other current liabilities. These payments were made on behalf of the Company for the daily business operational activities.

Revenue - Related Party

For the year ended June 30, 2022, revenue from related party, Zhejiang Jinbang, amounted to $222,963. There was no related party revenue for the year ended June 30, 2021.

Director Independence

Our Board has determined that each of Messrs. Tieliang Liu and Heng Wang is an “independent director” as defined by the applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal year of 2022, Audit Alliance’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our periodic reports were $458,000.

During the fiscal year of 2021, Audit Alliance’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our periodic reports were $325,000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

Before Audit Alliance LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Audit Alliance LLP have been preapproved by the Company’s audit committee.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Singularity Future Technology, Ltd. (1)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (3)
3.4	Bylaws of Singularity Future Technology, Ltd. (4)
4.1	Specimen Certificate for Common Stock (4)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018 (5)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018 (6)
4.4	Form of Common Stock Purchase Warrant dated September 2020 (7)
4.5	Form of Warrant to purchase Common Stock (8)
4.6	Form of Warrant, dated December 14, 2021 (9)
10.1	Employment Agreement by and between Ms. Jing Shan and Sino-Global Shipping America, Ltd., dated as of August 5, 2021 (10)
10.2	The Company’s 2021 Stock Incentive Plan (11)
10.3	Strategic Alliance Agreement by and between Shenzhen HighSharp Electronic Ltd. And the Company, dated October 3, 2021 (12)
10.4	Offer Letter by and between Mr. Heng Wang and the Company, dated as of November 1, 2021 (13)
10.5	Form of Warrant, dated as of December 2021 (14)
10.6	Form of Securities Purchase Agreement, dated as of December 2021 (15)
10.7	Form of Senior Convertible Note, dated as of December 2021 (16)
10.8	Form of Warrant Purchase Agreement, dated as of January 2022 (17)
10.9	Purchase and Sale Agreement by and between Thor Miner, Inc. and the Company, dated January 10, 2022 (18)
10.10	Employment Agreement by and between Ms. Jing Shan and the Company, dated February 8, 2022 (19)
10.11	Form of Amended and Restated Senior Convertible Note, dated as of March 2022 (20)
10.12	Joint Venture Agreement by and between Golden Mainland Inc. and the Company, dated April 10, 2022 (21)
10.13	Form of Settlement Agreement by and between SOS Information Technology New York, Inc. and Thor Miner, Inc., the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (22)
10.14	Separation Agreement by and between the Company and Lei Cao, dated as of January 9, 2023 (23)
10.15	Placement Agreement by and between Sino-Global Shipping America, Ltd. and Maxim Group LLC, dated as of February 5, 2021 (24)
10.16	Form of Services Agreement by and between the Company and Chongqing Iron & Steel Ltd *
14.1	Code of Ethics of the Company (25)
21.1	List of subsidiaries of the Company*
23.1	Consent of Audit Alliance LLP*
31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014.

(2)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(3)	Incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.

(5)	Incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018.

(6)	Incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2018.

(7)	Incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2020.

(8)	Incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on Form 8-K filed on February 8, 2021.

(9)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(10)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021.

(11)	Incorporated by reference to exhibit 99.2 to the Company’s Form S-8 filed on August 27, 2021.

(12)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021.

(13)	Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021.

(14)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(15)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(16)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021.

(17)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022.

(18)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2022.

(19)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2022.

(20)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022.

(21)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022.

(22)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2023.

(23)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.

(24)	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2021.

(25)	Incorporated by reference to exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 (File No. 001-34024).

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

March 6, 2023	By:	/s/ Jing Shan
Jing Shan
Chief Operating Officer
(Principal Executive Officer and Chief Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2023	By:	/s/ Tieliang Liu
Tieliang Liu
Director

March 6, 2023	By:	/s/ Heng Wang
Heng Wang
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Singularity Future Technology Ltd. (formerly know as “Sino-Global Shipping America, Ltd.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singularity Future Technology Ltd. (formerly known as “Sino-Global Shipping America, Ltd.”) and its subsidiaries (collectively, the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph on Correction of a Misstatement

As discussed in Note 1 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct a misstatement.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Very truly yours,

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

Singapore

March 6, 2023

AUDIT ALLIANCE LLP (3487)

Headquarters Address:
No 10 Anson Road,
#20-16, International Plaza,
Singapore 079903

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021
Assets		(Restated)
Current assets
Cash	$55,833,282	$44,837,317
Cryptocurrencies	90,458	261,338
Accounts receivable, net	108,381	113,242
Other receivables, net	25,057	2,558
Advances to suppliers - third parties	36,540	880,000
Advances to suppliers - related party	6,153,546	-
Prepaid expenses and other current assets	365,913	341,992
Due from related party, net	552,285	430,902
Total Current Assets	63,165,462	46,867,349

Property and equipment, net	548,956	757,257
Right-of-use assets	732,744	417,570
Other long-term assets - deposits	237,749	115,971
Investment in unconsolidated entity	162,829	-
Total Assets	$64,847,740	$48,158,147

Current Liabilities
Deferred revenue	$6,955,577	$471,516
Refund payable	13,000,000	-
Accounts payable	508,523	574,857
Accounts payable – related party	63,434	-
Lease liabilities - current	471,976	192,044
Taxes payable	3,457,177	3,572,419
Accrued expenses and other current liabilities	756,272	529,777
Loan payable - current	-	3,035
Total current liabilities	25,212,959	5,343,648

Lease liabilities - noncurrent	846,871	237,956
Loan payable-noncurrent	-	152,370
Convertible notes	5,000,000	-

Total liabilities	31,059,830	5,733,974

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 22,244,333 and 15,132,113 shares issued and outstanding as of June 30, 2022 and June 30,2021, respectively	96,127,691	82,555,700
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(62,579,592)	(34,321,762)
Accumulated other comprehensive income (loss)	45,739	(729,096)
Total Stockholders’ Equity attributable to controlling shareholders of the Company	35,928,800	49,839,804

Non-controlling Interest	(2,140,890)	(7,415,631)

Total Equity	33,787,910	42,424,173

Total Liabilities and Equity	$64,847,740	$48,158,147

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2022	2021 (Restated)
Net revenues	$3,988,415	$5,151,032
Cost of revenues	(4,136,474)	(4,974,394)
Gross profit	(148,059)	176,638

Selling expenses	(385,890)	(297,906)
General and administrative expenses	(9,301,784)	(5,605,670)
Impairment loss of cryptocurrencies	(170,880)	-
Impairment loss of fixed assets and intangible assets	(1,006,305)	(855,230)
Provision for doubtful accounts, net	(1,613,504)	(4,208,638)
Stock-based compensation	(10,064,622)	-
Total operating expenses	(22,542,985)	(10,967,444)

Operating loss	(22,691,044)	(10,790,806)

Loss from disposal of subsidiary and VIE	(6,131,616)	-
Other expenses, net	(105,709)	(508,597)

Net loss before provision for income taxes	(28,928,369)	(11,299,403)

Income tax expense	-	(3,450)

Net loss	(28,928,369)	(11,302,853)

Net loss attributable to non-controlling interest	(670,539)	(402,685)

Net loss attributable to controlling shareholders of the Company.	$(28,257,830)	$(10,900,168)

Comprehensive loss
Net loss	$(28,928,369)	$(11,302,853)
Other comprehensive income (loss) - foreign currency	801,065	(115,651)
Comprehensive loss	(28,127,304)	(11,418,504)
Less: Comprehensive loss attributable to non-controlling interest	(644,309)	(873,270)
Comprehensive loss attributable to controlling shareholders of the Company.	$(27,482,995)	$(10,545,234)

Loss per share
Basic and diluted	$(1.58)	$(1.26)

Weighted average number of common shares used in computation
Basic and diluted	17,924,098	8,634,513

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2020	-	$-	3,718,788	$28,414,992	$2,334,962	$(59,869)	$(23,421,594)	$(1,084,030)	$(6,542,361)	$(357,900)
Issuance of preferred stock to private investor	860,000	1,427,600	-	-	-	-	-	-	-	1,427,600
Issuance of common stock to private investor	-	-	9,020,456	47,909,208	-	59,869	-	-	-	47,969,077
Conversion of preferred stock into common stock	(860,000)	(1,427,600)	860,000	1,427,600	-	-	-	-	-	-
Exercise of stock warrants	-	-	1,532,869	4,803,900	-	-	-	-	-	4,803,900
Foreign currency translation	-	-	-	-	-	-	-	354,934	(470,585)	(115,651)
Net loss	-	-	-	-	-	-	(10,900,168)	-	(402,685)	(11,302,853)
BALANCE, June 30, 2021(Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Issuance of common stock to private placement	-	-	2,328,807	5,961,911	-	-	-	-	-	5,961,911
Issuance of common stock to private investors			1,400,000	4,563,908						4,563,908
Stock based compensation to employee	-	-	1,620,000	6,044,400	-	-	-	-	-	6,044,400
Stock based compensation to consultants	-	-	900,000	4,020,222	-	-	-	-	-	4,020,222
Cashless exercise of stock warrants	-	-	599,413	-	-	-	-	-	-	-
Warrant repurchase	-	-	-	(7,948,000)	-	-	-	-	-	(7,948,000)
Warrant exercise	-	-	264,000	929,550	-	-	-	-	-	929,550
Disposal of VIE and subsidiaries	-	-	-	-	-	-			5,919,050	5,919,050
Foreign currency translation	-	-	-	-	-	-	-	774,835	26,230	801,065
Net loss	-	-	-	-	-	-	(28,257,830)	-	(670,539)	(28,928,369)
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	$-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2022	2021 (Restated)
Operating Activities
Net loss	$(28,928,369)	$(11,302,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,064,622	-
Depreciation and amortization	533,638	432,941
Non-cash lease expense	611,022	169,572
Provision for doubtful accounts, net	1,613,504	4,208,638
Impairment loss of fixed assets and intangible asset	1,006,305	855,230
Gain from loan forgiveness	-	(124,570)
Loss on disposal of fixed assets	147,154	6,312
Loss on disposal of subsidiaries	6,131,616	-
Impairment loss of cryptocurrencies	170,880	-
Investment loss from unconsolidated subsidiary	47,181	-
Changes in assets and liabilities
Cryptocurrencies	-	(261,338)
Accounts receivable	(39,669)	(84,757)
Other receivables	1,418,393	(302,567)
Advances to suppliers - third parties	543,321	(830,889)
Advances to suppliers – related party	(34,081,129)	-
Prepaid expenses and other current assets	(24,463)	(251,065)
Other long-term assets - deposits	(123,869)	(224,596)
Due from related parties	-	(320,219)
Deferred revenue	34,047,696	403,036
Refund payable	13,000,000	-
Accounts payable	24,967	73,170
Taxes payable	94,393	190,995
Lease liabilities	(633,376)	(194,167)
Accrued expenses and other current liabilities	294,253	(1,122,791)
Net cash provided by (used in) operating activities	5,918,070	(8,679,918)

Investing Activities
Acquisition of property and equipment	(874,518)	(1,510,379)
Loan receivable - related parties	(573,252)	-
Investment in unconsolidated entity	(210,010)	-
Advance to related parties	(1,923,896)	-
Net cash used in investing activities	(3,581,676)	(1,510,379)

Financing Activities
Proceeds from issuance of preferred stock	-	1,427,600
Proceeds from issuance of common stock	10,525,819	52,772,977
Warrant exercise	929,550	-
Proceeds from convertible notes	10,000,000	-
Repayment of convertible notes	(5,000,000)	-
Warrant repurchase	(7,948,000)	-
Repayment of loan payable	(155,405)	(495)
Net cash provided by financing activities	8,351,964	54,200,082

Effect of exchange rate fluctuations on cash	307,607	696,350

Net increase in cash	10,995,965	44,706,135

Cash at beginning of year	44,837,317	131,182

Cash at end of year	$55,833,282	$44,837,317

Supplemental information
Income taxes paid	$-	$-
Interest paid	$2,404	$967

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$1,523,433	$286,268

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is a global logistics integrated solution provider that was founded in the United States in 2001. On September 18, 2007, the Company amended the Article of Incorporation and Bylaws to merge into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. The Company primarily focus on providing logistics and support to businesses in the PRC and United States. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its expanded operations into the digital assets business.

The Company conducts its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong) and the United States, where the majority of its clients are located. As of June 30, 2022, the Company operated in two segments: (1) freight logistics services which include shipping and warehouse services, which are operated by its subsidiaries in both the United States and PRC, and (2) sale of crypto-mining machines, which were operated by its subsidiaries in the United States. For the year ended June 30, 2021, the Company was also engaged in shipping agency and management services, which were carried out by its subsidiary in the U.S. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

On March 2, 2021, the Company entered into a purchase agreement (the “Agreement”) with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining servers. The Company acquired approximately $0.9 million of crypto equipment from Yanghuai. Over the last two months of the Company’s 2021 fiscal year, national and local governments in China gradually restricted and banned cryptocurrency mining operations, causing owners of servers to cease operations. Based on an amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable for the remainder of the contract price and has title to half of the cryptocurrency products. The Company recorded impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million.

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made the decision to dissolve both the VIE structure and Sino-China because Sino-China had no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA on December 26, 2021 as this subsidiary had no material operation, Inc. On March 14, 2022, the Company dissolved its subsidiary Sino-Global Shipping Canada, Inc. (See Note 3 for details).

The outbreak of the novel coronavirus (COVID-19) beginning in late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. This has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. Given the rapidly expanding nature of the COVID-19 pandemic, and because majority of the Company’s freights logistic segments and its workforce are concentrated in China., the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2022 and 2021. In early December 2022, the Chinese government eased the strict control measure for COVID-19, which has led to a surge in increased infections and a disruption in our business operations. Any future impact of COVID-19 on the Company’s operation results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

As of June 30, 2022, the Company’s subsidiaries included the following:

Name		Background	Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping Australia Pty Ltd. (“SGS AUS”)	● ● ●	An Australian Corporation Incorporated on July 03, 2008 No material operations	100% owned by the Company Dissolved in November 2022

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Ningbo Saimeinuo Supply Chain Management Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping &Risk Solution Inc(“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned by the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

Restatement of previously issued financial statements

From March to June 2019, the Company’s subsidiary Trans Pacific Logistic Shanghai Ltd (“Trans Pacific Shanghai”) received approximately $6.2 million (RMB 40 million) from a related party, Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai, to pay for accounts receivables of 6 different customers totaled RMB 40 million. Trans Pacific Shanghai then paid RMB 20 million and RMB 10 million to Zhangjiakou Baoyu Trading Co. Ltd. (“Baoyu”) in April 2019 and July 2019, respectively and paid RMB 10 million to Hebei Baoxie Trading Co., Ltd.(“ Hebei Baoxie”), a third party in July 2019.

As such for fiscal year ended June 30, 2019, accounts receivable was understated by RMB 40 million and advance to supplier was overstated by RMB 20 million and other payable from related party Shanghai Baoyin was understated by RMB 20 million. There was an overstatement of RMB 20 million in total assets and understatement of total liabilities of RMB 20 million.

During the fiscal year ended June 30, 2021, Baoxie repaid RMB 10 million to Trans Pacific Shanghai and Trans Pacific Shanghai advanced the RMB 10 million to Shanghai Baoyin. The RMB 10 million paid to Shanghai Baoyin was recorded as other receivable and the advance to Baoyu of RMB 30 million was reclassified from advance to supplier to other receivable and the Company provided full allowance of its receivables totaled RMB 40 million. The Company evaluated the transaction and determined there is no impact on its assets, liabilities and retained earnings as of June 30, 2020.

During the fiscal year ended June 30, 2021, Baoyu repaid a total of RMB 30 million to Trans Pacific Shanghai. The RMB 30 million received was recorded as recovery of bad debt. Trans Pacific Shanghai then loaned the RMB 30 million to Shanghai Baoyin. Shanghai Baoyin subsequently repaid RMB 4 million to Trans Pacific Shanghai and Trans Pacific Shanghai loaned RMB 4 million to Wang Qinggang. The RMB 30 million received was recorded as recovery of bad debt for other receivable and the RMB 30 million paid was recorded as a related party loan receivable.

The Company analyzed the transaction and determined the RMB 30 million was originally from related party Shanghai Baoyin and eventually paid back to the same related parties, therefore recovery of bad debt and loan receivable related parties was overstated by RMB 30 million for fiscal year 2021.

Effects of the restatement is as follows:

	As Previously Reported	Adjustments	As Restated
Consolidate balance sheet as of June 30, 2021

Loan receivable - related parties	$4,644,969	$(4,644,969)	$-
Total assets	$52,803,117	$(4,644,969)	$48,158,148

	As Previously Reported	Adjustments	As Restated
Consolidate Statement of Stockholder’s Equity as of June 30, 2021

Accumulated deficit	$(30,244,937)	$(4,076,825)	$(34,321,762)
Accumulated other comprehensive income (loss)	(625,449)	(103,647)	(729,096)
Non-controlling Interest	(6,951,134)	(464,497)	(7,415,631)
Total equity	$47,069,142	$(4,644,969)	$42,424,173

	As Previously Reported	Adjustments	As Restated
Consolidated statement of oeprations for the year ended June 30, 2021

Recovery (provision) for doubtful accounts, net	$321,168	$(4,529,806)	$(4,208,638)
Net loss	$(6,773,047)	$(4,529,806)	$(11,302,853)
Other comprehensive loss - foreign currency	(488)	(115,163)	$(115,651)
Comprehensive loss	$(6,773,535)	$(4,644,969)	$(11,418,504)

	As Previously Reported	Adjustments	As Restated
Consolidated statement of cash flow for the year ended June 30, 2021
Cash flows from operating activities:
Net loss	$(6,773,047)	$(4,529,806)	$(11,302,853)
Provision for doubtful accounts	$(321,168)	$4,529,806	$4,208,638
Other receivable	$4,227,239	$(4,529,806)	$(302,567)

Cash flows from investing activities:
Loan receivable - related parties	$(4,529,806)	$4,529,806	$-

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

As a VIE, Sino-China’s revenues were included in the Company’s total revenues, and any income or loss from operations were consolidated with that of the Company. Because of contractual arrangements between the Company and Sino-China, the Company had a pecuniary interest in Sino-China that required consolidation of the financial statements of the Company and Sino-China.

The Company has consolidated Sino-China’s operating results in accordance with Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” The agency relationship between the Company and Sino-China and its branches was governed by a series of contractual arrangements pursuant to which the Company had substantial control over Sino-China. Management makes ongoing reassessments of whether the Company remains the primary beneficiary of Sino-China. On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-China.

Loss from disposal of Sino-China amounted to approximately $6.1 million. Since Sino-China did not have any active operation prior to disposal, the disposal did not represent a strategic change in the Company’s business, as such the disposal was not presented as discontinued operations.

The carrying amount and classification of Sino-China’s assets and liabilities included in the Company’s consolidated balance sheets were as follows:

	June 30,	June 30,
	2022	2021
Current assets:
Cash	$-	$113,779
Total current assets	-	113,779

Deposits	-	56
Total assets	$-	$113,835

Current liabilities:
Other payables and accrued liabilities	$-	$32,939
Total liabilities	$-	$32,939

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, fair value of stock-based compensation, cost of revenues, allowance for doubtful accounts, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Logistic Shanghai Ltd. report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping Australia Pty Ltd., reports its financial positions and results of operations in Australian dollar (“AUD”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in Hong Kong dollar (“HKD”). The accompanying consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates for the years ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021	June 30
Foreign currency	Balance Sheet	Balance Sheet	2022 Profits/Loss	2021 Profits/Loss
1USD: RMB	6.6994	6.4586	6.4544	6.6228
1USD: AUD	1.4484	1.3342	1.3788	1.3342
1USD: HKD	7.8474	7.7661	7.8045	7.7661

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of June 30, 2022 and June 30, 2021, cash balances of $143,044 and $629,731, respectively, were maintained at financial institutions in the PRC. Nil and $201,990 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, June 30, 2022 and June 30, 2021, cash balances of $55,636,636 and $44,203,436, respectively, were maintained at U.S. financial institutions. $53,869,575 and $43,507,335 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2022 and June 30, 2021, cash balances of $51,701 and $3,457, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of June 30, 2022 and June 30, 2021, cash balances of $192 and $693, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of June 30, 2022 and June 30, 2021, amount of deposits the Company had covered by insurance amounted to $1,961,997 and $1,125,838, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other income for the year ended June 30, 2021. No other income was generated for the year ended June 30, 2022. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

(g) Receivables and Allowance for Doubtful Accounts

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development on the shipping management segment, its customer base consists of more smaller privately owned companies that will pay more timely than state owned companies.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the years ended June 30, 2022 and 2021, nil and $855,230 impairment were recorded, respectively.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2022, the Company invested $210,010 in LSM. The joint venture has not started its operations due to COVID-19 and substantially all of the Company’s investment was deposited in bank account with LSM and LSM has only incurred some administrative expenses. The Company recorded $47,181 investment loss for the year ended June 30, 2022.

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

For the Company’s freight logistic and shipping agency services revenue, the Company provided transportation services which included mainly shipping services. In fiscal year 2021, the Company also provided shipping agency and management services The Company derived transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer was fixed upon acceptance of the sales contract and there was no separate sales rebate, discount, or other incentive. The Company’s revenues were recognized at a point in time after all performance obligations were satisfied.

For the Company’s warehouse services, which are included in the freight logistic services, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to warehousing, collection, first-mile delivery, drop shipping, customs clearance packaging, etc.

Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

The transaction price is based on the amount specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration in a contract represents facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration is comprised of cost reimbursement determined based on the costs incurred. Revenue relating to variable pricing is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.

Revenue for the above services is recognized on a gross basis when the Company controls the services as it has the obligation to (i) provide all services (ii) bear any inventory risk for warehouse services. In addition, the Company has control to set its selling price to ensure it would generate profit for the services.

For the year ended June 30, 2022, the Company also engaged in sales of cryptocurrency mining equipment.

On January 10, 2022, the Company’s joint venture, Thor Minor, entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement, Thor agreed to sell and the Buyer agreed to purchase certain cryptocurrency mining equipment. The Company made 2 shipments in June 2022.

The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes product revenue at a point in time when the control of products or services are transferred to customers. To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. The Company considers this guidance in conjunction with the terms in the Company’s arrangements with both suppliers and customers.

In general, revenue is recognized on a gross basis when the Company controls the products as it has the obligation to (i) fulfill the products delivery and custom clearance (ii) bear any inventory risk as legal owners. In addition, when establishing the selling prices for delivery of the resale products, the Company has control to set its selling price to ensure it would generate profit for the products delivery arrangements. If the Company is not responsible for provision of product and does not bear inventory risk, the Company recorded revenue on a net basis.

For the year ended June 30, 2022, the Company recognized the sale of cryptocurrency mining equipment based on net basis as the manufacturer of the products are responsible for shipping and custom clearing for the products.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $6,955,577 and $471,516 for the year ended June 30, 2022 and 2021, respectively. Refund payable amounted to $13,000,000 and nil for the year ended June 30, 2022 and 2021, respectively as a result of termination of the contract with customer (See Note 21 for details).

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30 ,	June 30,
	2022	2021
Sale of crypto mining machines	$157,800	$-
Shipping agency and management services	-	206,845
Freight logistics services	3,830,615	4,944,187
Total	$3,988,415	$5,151,032

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2022	2021
PRC	$2,982,691	$4,921,022
U.S.	1,005,724	230,010
Total revenues	$3,988,415	$5,151,032

(l) Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) for the year ended June 30, 2020, and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 7% based on the duration of lease terms.

Operating lease ROU assets and lease liabilities are recognized at the adoption date or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

(m) Taxation

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2022 and 2021.

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

(n) Earnings (loss) per Share

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

For the years ended June 30, 2022 and 2021, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

(o) Comprehensive Income (Loss)

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

(p) Stock-based Compensation

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

(q) Risks and Uncertainties

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the year ended June 30, 2022. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(r) Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on the Company’s consolidated financial statements and related disclosures.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Non-refundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. The amendments in this Update should be applied retrospectively. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. DISPOSAL OF VIE AND SUBSIDIAIRIES

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. On March 14, 2022, the company discontinued its subsidiary Sino-Global Shipping Canada, Inc., no gain or loss was recognized in the deconsolidation.

Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as discontinued operations.

Net assets of the entities disposed and loss on disposal was as follows:

	For the Year Ended
	June 30, 2021
	VIE	Subsidiaries	Total
Total current assets	$83,573	$20.898	$104.471

Total other assets	8,723	-	8,723

Total assets	92,296	20,898	113.194

Total current liabilities	41,608	1,100	42.708
Total net assets	50,688	19,798	70,486
Noncontrolling interests	5,919,050	-	5,919,050
Exchange rate effect	142,080	-	142,080
Total loss on disposal	$6,111,818	$19,798	$6,131,616

Note 4. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	June 30,	June 30,
	2022	2021
Beginning balance	$261,338	$-
Receipt of cryptocurrencies from mining services	-	261,338
Impairment loss	(170,880)	-
Ending balance	$90,458	$261,338

Impairment loss amounted to $170,880 for the year ended June 30, 2022. There is no impairment loss for the year ended June 30, 2021.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2022	2021
Trade accounts receivable	$3,521,491	$3,589,011
Less: allowances for doubtful accounts	(3,413,110)	(3,475,769)
Accounts receivable, net	$108,381	$113,242

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2022	2021
Beginning balance	$3,475,769	$2,297,491
Provision for doubtful accounts, net of recovery	257	1,030,895
Exchange rate effect	(62,916)	147,383
Ending balance	$3,413,110	$3,475,769

For the years ended June 30, 2022 and 2021, the provision for doubtful accounts was $257 and $1,033,407, respectively. The Company recovered nil and $2,512 of accounts receivable for the year ended June 30, 2022 and 2021, respectively.

Note 6. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	June 30, 2022	June 30, 2021 (Restated)
Advances to customers*	$3,943,547	$6,022,680
Employee business advances	23,768	4,144
Total	3,967,315	6,026,824
Less: allowances for doubtful accounts	(3,942,258)	(6,024,266)
Other receivables, net	$25,057	$2,558

*	In fiscal year 2019 and 2020, the Company entered into contracts with several customers where the Company’s services included both freight charge and cost of commodities to be shipped to customers’ designated locations. The terms of the contracts required the Company to prepay the commodities. The Company prepaid for the commodities and reclassified the payment as other receivables as the payments were paid on behalf of the customers. These payments will be repaid to the Company when either the contract is executed or the contracts are terminated by either party. The customers were negatively impacted by the pandemic and required additional time to execute the contracts, due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided an allowance due to contract delay and recorded allowances of approximately $6.0 million as of June 30, 2021. For the years ended June 30, 2022 and 2021, the Company recovered $1,934,619 and nil of these payment, respectively.

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2022	2021
Beginning balance	$6,024,266	$5,787,421
Recovery for doubtful accounts	(1,934,619)	-
Exchange rate effect	(147,389)	236,845
Ending balance	$3,942,258	$6,024,266

Note 7. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2022	2021
Freight fees (1)	$336,540	$880,000
Less: allowances for doubtful accounts	(300,000)	-
Advances to suppliers-third parties, net	$36,540	$880,000

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July 2021 to December 31, 2022. The Company provided allowance of $300,000 for the year ended June 30, 2022.

Note 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2022	2021
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	353,984	330,063
Total	$365,913	$341,992

Note 9. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2022	2021
Rental and utilities deposits	$246,581	$111,352
Freight logistics deposits (1)	-	3,181,746
Total other long-term assets - deposits	$246,581	$3,293,098
Less: allowances for deposits	(8,832)	(3,177,127)
Other long-term assets- deposits, net	$237,749	$115,971

(1)

On March 8, 2018, the Company entered into contract with BaoSteel Resources Co., Ltd (“BaoSteel”) to provide supply chain services for BaoSteel. The contract required the Company to pay BaoSteel approximately $3.1 million (RMB 20 million) of deposit. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract term expires by March 2023 or the contract is terminated by either party. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contract to BaoSteel  and expect it may not be able to collect the full deposit, as such the Company provided full allowance for the $3.1 million deposit with BaoSteel in fiscal year 2021. During fiscal year 2022, the Company wrote off the $3.1 million deposit.

Movements of allowance for deposits are as follows:

	June 30,	June 30,
	2022	2021
Beginning balance	$3,177,127	$-
Allowance for deposits	-	3,098,852
Less: Write-off	(3,173,408)	-
Exchange rate effect	5,113	78,275
Ending balance	$8,832	$3,177,127

Note 10. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	June 30,	June 30,
	2022	2021
Motor vehicles	715,571	332,124
Computer equipment	117,397	86,831
Office equipment	67,139	34,747
Furniture and fixtures	390,093	205,303
System software	111,562	115,722
Leasehold improvements	829,687	860,626
Mining equipment	922,438	922,438

Total	3,153,887	2,557,791

Less: Impairment reserve	(1,236,282)	(825,731)
Less: Accumulated depreciation and amortization	(1,368,649)	(974,803)

Property and equipment, net	$548,956	$757,257

Depreciation and amortization expenses for the years ended June 30, 2022 and 2021 were $533,638 and $432,941, respectively. Impairment loss amounted to $410,552 and $825,731 for the years ended June 30, 2022 and 2021, respectively.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	June 30,
	2022	2021
Salary and reimbursement payable	$305,423	$407,118
Professional fees and other expense payable	305,264	83,575
Interest payable	136,379	-
Others	9,206	39,084
Total	$756,272	$529,777

Note 12. LOANS PAYABLE

On May 11, 2020, the Company received loan proceeds in the amount of approximately $124,570 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. On February 24, 2021, the full amount of PPP loan was forgiven and no principle or interest need to be repaid, so the Company recorded such as a gain for the year ended June 30, 2021. As of June 30, 2021, none of the PPP loan payable remained outstanding.

On May 26, 2020, the Company received an advance in the amount of $155,900 under the SBA EIDL program administered by the SBA pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter. The SBA loans are scheduled to mature on May 22, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable of $731, including principal and interest, commenced on May 22, 2021. The balance of principal and interest will be payable 30 years from the date of May 22, 2020. $5,900 of the loan will be forgiven. As of December 31, 2021, the Company has paid off the balance of the EIDL loan. Interest expense for the year ended June 30, 2022 and 2021 for this loan was $2,404 and $5,839, respectively.

Note 13. CONVERTIBLE NOTES

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

On March 8, 2022, the Company issued amended and restated the terms of the notes and issued the Amended and Restated Senior Convertible Notes (the “Amended and Restated Convertible Notes”) to the investors to change the principal amount of the Convertible Notes to an aggregate principal amount of $5,000,000. There other terms of the notes remained unchanged.

The terms of the Amended and Restated Convertible Notes are the same as that of the original Convertible Notes, except for the reduced principal amount and the waiver of interest for the $5,000,000 payment made on March 8, 2022.

For the year ended June 30, 2022, interest expenses related to the aforementioned convertible notes amounted to $132,977, respectively.

Note 14. LEASES

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

The Company has several lease agreements with lease terms ranging from two to five years. As of June 30, 2022, ROU assets and lease liabilities amounted to $732,744 and $1,318,847 (including $471,976 from lease liabilities current portion and $846,871 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.89%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.94 years.

For the years ended June 30, 2022 and 2021, rent expense amounted to approximately $779,841 and $310,000, respectively.

Impairment loss amounted to $595,753 for the year ended June 30, 2022. No impairment loss was recognized for the year ended June 30, 2021.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount

2023	$599,256
2024	569,861
2025	203,975
2026	159,750
2027	9,567
Thereafter	-
Total lease payments	1,542,409
Less: Interest	223,562
Present value of lease liabilities	$1,318,847

Note 15. EQUITY

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

On December 8, 2020, the Company entered into a securities purchase agreement with certain investors thereto pursuant to which the Company sold to the investors, and the investors purchased from the Company, in a registered direct offering, an aggregate of 1,560,000 shares of the common stock of the Company, no par value per share, at a purchase price of $3.10 per share, and warrants to purchase up to an aggregate of 1,170,000 shares of common stock of the Company at an exercise price of $3.10 per share, for aggregate gross proceeds to the Company of $4,836,000. The warrants are initially exercisable beginning on December 11, 2020 and will expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

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

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2022:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2021	12,618,614	$5.30
Issued	4,843,210	4.00
Exercised	(1,296,000)	2.30
Repurchased	(3,974,000)	7.56

Warrants outstanding, as of June 30, 2022	12,191,824	$4.37

Warrants exercisable, as of June 30, 2022	12,191,824	$4.37

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	1.21 years
2020 warrants, 2,922,000	181,000	$1.83	3.17 years
2021 warrants, 11,088,280	11,907,490	$4.94	4.06 years

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

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract were $412,222 for the year ended June 30, 2022.

In connection with the purchase order between SOSNY and Thor Miner (see note 2), the Company issued 800,000 restricted shares to Future Tech Business Consulting (“Future Tech”) pursuant to an Advisory Agreement under which Future Tech was to assist to the Company to find suitable buyers for cryptocurrency mining machines sold by Thor Miner. The shares were valued at approximately $3.6 million and the Company recorded the full amount as stock compensation expense for the year ended June 30, 2022.

During the years ended June 30, 2022 and 2021, $10,064,622 and nil were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2021	17,000	$6.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(15,000)	(5.50)

Options outstanding, as of June 30, 2022	2,000	$10.05

Options exercisable, as of June 30, 2022	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable as of June 30, 2022:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	0.59 years	$10.05	2,000	0.59 years

Note 16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2022	2021
Sino-China:
Original paid-in capital	$-	$356,400
Additional paid-in capital	-	1,043
Accumulated other comprehensive income	-	14,790
Accumulated deficit	-	(6,266,336)
	-	(5,894,103)
Trans Pacific Logistics Shanghai Ltd.	(1,521,645)	(1,494,303)
Thor	(486,942)	-
Brilliant Warehouse Service, Inc.	(132,303)	(27,225)
Total	$(2,140,890)	$(7,415,631)

Note 17. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of state of New York and a wholly owned subsidiary of SOS Ltd., filed a December 9, 2022 lawsuit in the New York State Supreme Court against Thor Miner, Inc., which is Singularity’s joint venture (“Thor Miner”), Singularity Future Technology Ltd. (“Singularity” or the “Company,” and, together with Thor Miner, referred to as the “Corporate Defendants”), Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (jointly referred to as the “Individual Defendants”) (collectively, the Individual Defendants and the Corporate Defendants are the “Defendants”). SOSNY and Thor Miner entered into a January 10, 2022 Purchase and Sale Agreement (the “PSA”) for the purchase of $200,000,000 in crypto mining rigs, which SOSNY claims was breached by the Defendants. The first purchase order under the PSA was for $80,000,000 of crypto mining rigs.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an Effective Date of December 28, 2022 (“Settlement Agreement”). Pursuant to the Settlement Agreement, Thor Miner agreed to pay a sum of thirteen million in U.S. dollars ($13,000,000) (the “Settlement Payment”) to SOSNY in exchange for SOSNY dismissing the lawsuit with prejudice as to the settling Defendants and without prejudice as to all others. The full Settlement Payment was received by SOSNY on December 28, 2022. SOSNY dismissed the lawsuit with prejudice against Singularity (and other Defendants) on December 28, 2022.

Singularity and Thor Miner further covenanted and agreed that if they receive additional funds from HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) related to the PSA, they will promptly transfer such funds to SOSNY in an amount not to exceed forty million, five hundred sixty thousand, five hundred sixty-nine dollars ($40,560,569.00) (which is the total amount paid by SOSNY pursuant to the PSA less the price of the machines actually received by SOSNY pursuant to the PSA). The Settlement Payment and any payments subsequently received by SOSNY from HighSharp shall be deducted from the total amount of forty million, five hundred sixty thousand, five hundred sixty-nine dollars ($40,560,569.00) previously paid by, and now due and owing to SOSNY. In further consideration of the Settlement Agreement, Thor Miner agreed to execute and provide to SOSNY, within seven (7) business days after SOSNY’s receipt of the Settlement Payment, an assignment of all claims it may have against HighSharp or otherwise to the proceeds of the PSA. See Note 21 for further details.

Lawsuits in connection with the Securities Purchase Agreement

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions are investors that entered into a securities purchase agreement (“Securities Purchase Agreement”) with the Company in late 2021. Each of these plaintiffs asserts causes of action for, among other things, violations of federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claims monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claims monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

Lawsuit in connection with the Financial Advisory Agreement

On October 6, 2022, Jinhe Capital Limited (“Jinhe”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting causes of actions for, among other things, breach of contract, breach of the covenant of good faith and fair dealing, conversion, quantum meruit, and unjust enrichment, in connection with a financial advisory agreement entered into by and between Jinhe and the Company on November 10, 2021. Jinhe claims monetary damages of “at least $575,000” and “potentially exceeding $1.8 million,” plus interest, costs, and attorneys’ fees.

On January 10, 2023, St. Hudson lawsuit was consolidated with this lawsuit and Hexin lawsuit; on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes.

Putative Class Action

On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between February 2021 and November 2022, filed a putative class action against the Company and other defendants in the United States District Court for the Eastern District of New York, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. The plaintiff seeks unspecified damages, plus interest, costs, fees, and attorneys’ fees. As this action is still in the early stage, the Company cannot predict the outcome.

In addition to the above litigations, the Company is also subject to additional contractual litigations as to which it is unable to estimate the outcome.

Government Investigations

Following a publication issued by Hindenburg Research dated May 5, 2022, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the United States Securities and Exchange Commission. The Company is cooperating with the government regarding these matters. At this early stage, the Company is not able to estimate the outcome or duration of the government investigations.

Employee Agreement

For the year ended June 30, 2022, the Company had employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Yang Jie. Employment agreement of Mr. Lei Cao provided for a ten-year term that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. Employment agreements of Mr. Tuo Pan and Mr. Yang Jie provided for five-year terms that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. If the Company failed to provide this notice or if the Company wished to terminate an employment agreement in the absence of cause, then the Company was obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of October 31, 2026. In addition, to pay Mr. Lei Cao and Ms. Tuo Pan (ii) two times of the then applicable annual salary if there had been no change in control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there was a change in control. The employment agreements for Ms. Tuo Pan and Mr. Yang Jie were terminated in 2022, the Company has no remaining obligation under such agreements. Mr. Cao’s employment agreement with the Company was terminated, discussed in more detail under Note 21.

Note 18. INCOME TAXES

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

The Company’s income tax expenses for years ended June 30, 2022 and 2021 are as follows:

	For the Years Ended June 30
	2022	2021

Current
U.S.	$-	$(3,450)
PRC	-	-
Total income tax expenses	$-	$(3,450)

Income tax expense for the years ended June 30, 2022 and 2021 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2022 and 2021 to the Company’s effective tax rate are as follows:

	June 30, 2022	June 30, 2021
	%	%

US Statutory tax rate	$21.0	$21.0
Permanent difference*	(5.3)	0.1
Change in valuation allowance	(14.9)	(20.3)
Rate differential in foreign jurisdiction	(0.8)	(0.9)
	$-	$(0.1)

*	Permanent difference includes non-deductible expenses mainly stock compensation.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2022	June 30, 2021
Allowance for doubtful accounts
U.S.	$617,000	$1,706,000
PRC	1,830,000	2,718,000

Net operating loss
U.S.	4,670,000	3,422,000
PRC	1,283,000	1,507,000
Total deferred tax assets	8,400,000	9,353,000
Valuation allowance	(8,400,000)	(9,353,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operation loss (“NOL”) of approximately $12,543,000 as of June 30, 2021, which may reduce future federal taxable income. During the year ended June 30, 2022, approximately $9,700,000 of NOL was generated and the tax benefit derived from such NOL was approximately 2,000,000. As of June 30, 2022, the Company’s cumulative NOL amounted to approximately $22,200,000 which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $6,026,000 as of June 30, 2021 which was mainly from Sino-China which was disposed during the year ended June 30, 2022. During the year ended June 30, 2022, additional NOL of approximately $4,845,000 was generated. As of June 30, 2022, the Company’s cumulative NOL amounted to approximately 1,283,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of June 30, 2022. The net decrease in valuation for the year ended June 30, 2022 amounted to approximately $953,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2022	2021
VAT tax payable	$1,098,862	$1,126,489
Corporate income tax payable	2,295,803	2,377,589
Others	62,512	68,341
Total	$3,457,177	$3,572,419

Note 19. CONCENTRATIONS

Major Customers

For the year ended June 30, 2022, two customers accounted for 45.6% and 27.9% of the Company’s gross revenues.  As of June 30, 2022, two customers accounted for 43.3% and 10.4% of the Company’s accounts receivable, net.

For year ended June 30, 2021, one customer accounted for approximately 94.4% of the Company’s revenues. As of June 30, 2021, one customer accounted for approximately 87.6% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2022, two suppliers accounted for approximately 26.3% and 24.1% of the total gross purchases, respectively.

For the year ended June 30, 2021, two suppliers accounted for approximately 55.4% and 28.6% of the total costs of revenue, respectively.

Note 20. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. As of June 30, 2022, the Company had two operating segments: (1) freight logistics services and (2) sales of crypto-mining machines. For the year ended June 30, 2021, the Company also engaged in shipping agency and management services, which were carried out by its subsidiary in the U.S. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

The following tables present summary information by segment for the years ended June 30, 2022 and 2021, respectively:

	For the Year Ended June 30, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sale of Crypto-mining Machines	Total
Net revenues	$-	$3,830,615	$157,800	$3,988,415
Cost of revenues	$-	$4,136,474	$-	$4,136,474
Gross profit	$-	$(305,859)	$157,800	$(148,059)
Depreciation and amortization	$-	$512,586	$21,052	$533,638
Total capital expenditures	$-	$840,319	$34,199	$874,518
Gross margin%	-%	(8.0)%	100.0%	(3.7)%

	For the Year Ended June 30, 2021
	Shipping Agency and Management Services	Freight Logistics Services	Sales of Crypto-mining Machines	Total
Net revenues	$206,845	$4,944,187	$-	$5,151,032
Cost of revenues	$176,968	$4,797,426	$-	$4,974,394
Gross profit	$29,877	$146,761	$-	$176,638
Depreciation and amortization	$299,934	$36,300	$-	$336,234
Total capital expenditures	$136,076	$407,954	$-	$544,030
Gross margin%	14.4%	3.0%	-%	3.4%

Total assets as of:

	June 30,	June 30,
	2022	2021 (Restated)
Shipping Agency and Management Services	$-	$42,210,912
Freight Logistic Services	44,058,444	5,947,235
Sales of crypto-mining machines	20,789,296	-
Total Assets	$64,847,740	$48,158,147

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2022	2021
PRC	$2,982,691	$4,921,022
U.S.	1,005,724	230,010
Total revenues	$3,988,415	$5,151,032

Note 21. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	June 30,	June 30,
	2022	2021
Bitcoin mining hardware and other equipment (1)	$6,153,546	$-
Total Advances to suppliers-related party	$6,153,546	$-

(1)

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order. The Company also entered into sales contract with SOS information Technology New York Inc (“SOSNY”) which specify the products to be delivered within 120 days from acceptance of contract and received a total deposit from SOSNY in the amount of $48,930,000.

The Company shipped cryptocurrency mining machines to SOSNY worth $1,325,520 for the year ended June 2022 and $6,153,546 from July to December 2022.

Due to production issues from HighSharp, Thor was not able to timely deliver the full quantity of cryptocurrency mining machines to SOSNY under the PSA according to contract and was sued by SOSNY for breach of contract on December 9, 2022.

The Company entered into settlement agreement SOSNY effective on December 28, 2022, under which the Company will repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor has paid to HighSharp.

As of December 22, 2022, the balance of advance to HighSharp and deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Minor paid $13.0 million on December 23, 2022   to SOSNY and wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp resulting in net bad debt expenses of $367,014.

Due from related party, net

As of June 30, 2022 and June 30, 2021, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2022	2021
Tianjin Zhiyuan Investment Group Co., Ltd. (1)	$-	$384,331
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	415,412	430,902
Shanghai Baoyin Industrial Co., Ltd (3)	1,306,004	-
LSM Trading Ltd (4)	570,000	-
Rich Trading Co. Ltd (5)	103,424	-
Cao Lei (6)	54,860	-
Less: allowance for doubtful accounts	(2,449,700)	(384,331)
Total	$-	$430,902

(1)	In June 2013, the Company signed a five-year global logistic service agreement with Tianjin Zhiyuan Investment Group Co., Ltd. (“Zhiyuan Investment Group”) and TEWOO Chemical& Light Industry Zhiyuan Trade Co., Ltd. (together with Zhiyuan Investment Group, “Zhiyuan”). Zhiyuan Investment Group is owned by Mr. Zhong Zhang, a former shareholder of the Company. In September 2013, the Company executed an inland transportation management service contract with the Zhiyuan Investment Group whereby it would provide certain advisory services and help control potential commodities loss during the transportation process. Starting in late 2020, Mr. Zhang started selling off his shares of the Company and does not own shares of the Company as of June 30, 2021 and no longer a related party. Management’s reassessed the collectability and decided to provide full allowance for doubtful accounts as of June 30, 2021. The Company wrote off the balance in the first quarter of fiscal year 2022.

(2)

During third fiscal quarter of 2021, the Company advanced $477,278 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai and Zhejiang Jinbang returned $39,356 for the year ended June 30, 2021. The advance is non-interest bearing and due on demand. There has been no change in the balance other than changes as a result of changes in exchange rates. The Company provided allowance of $415,412 for the year ended June 30, 2022.

(3)

From July to December 2021, the Company advanced approximately $1.6 million to Shanghai Baoyin Industrial Co., Ltd. (‘Baoyin”) which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd.  Baoyin repaid approximately $0.3 million in December 2022. The advance is non-interest bearing and due on demand. The Company provided allowance of $1,306,004 for the year ended June 30, 2022.

(4)	The Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company for the year ended June 30, 2022. The advance is non-interest bearing and due on demand. The Company provided allowance of $570,000 for the year ended June 30, 2022.

(5)

On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operates by Rich Trading and the Company would be entitled to 90% of profit generated by the trading business. The Company advanced $3,300,000 for this project. $3,200,000 has been returned to the Company. The Company provided allowance of $100,000 for the year ended June 30, 2022. As of June 30, 2022, the Company also paid for expenses of Rich Trading for $3,424 and provided full allowance for the advance.

(6)	The amount represents advance for business expenses to Mr. Cao Lei, former Chairman of the Board. The Company provided allowance of $54,860 for the year ended June 30, 2022. Business expenses incurred by Cao Lei amounted to $66,842 and $120,934 for the years ended June 30, 2022 and 2021.

Loan receivable- related parties (restated)

As of June 30, 2022 and June 30, 2021, the outstanding loan receivable from related parties consists of the following:

	June 30,	June 30,
	2022	2021
Wang, Qinggang (1)	$552,285	$-

(1)

On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing for loan amount up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $552,285 (RMB 3,700,000) was loaned to Wang Qinggang with due date of June 7, 2024. The full amount was returned in September and December 2022.

Other payable - related party

As of June 30, 2021, the Company had payable to former Chief Executive Officer of $11,303 and to the acting Chief Financial Officer of $2,516 which were included in other current liabilities. These payments were made on behalf of the Company for the daily business operational activities.

Revenue - related party

For the year ended June 30, 2022, revenue from related party Zhejiang Jinbang amounted to $222,963. There was no related party revenue for the year ended June 30, 2021.

Note 22. SUBSEQUENT EVENTS

On December 23, 2022, the Company entered into a settlement agreement with SOSNY in which the Company will repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor has paid to HighSharp. The Company paid SOSNY on December 23, 2022 and the settlement agreement became effective on December 28, 2022.

On January 9, 2023, the Company, entered into an Executive Separation Agreement and General Release (the “Separation Agreement”), with Lei Cao, an employee of the Company and a member of the Board, setting forth the terms and conditions related to (1) the termination of Mr. Cao’s employment with the Company and the termination of the employment agreement dated as of November 1, 2021 as well as cancellation and/or termination of certain other agreements relating to Mr. Cao’s employment with the Company; and (2) Mr. Cao’s resignation from the Board, effective as of January 9, 2023.

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

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). On December 28, 2022 and January 19, 2023, Jing Shan and Yang Jie agreed to forfeit their shares totaling 400,000. On December 27, 2022 and December 19, 2022, Jing Shan and Yang Jie each signed a cancellation agreement to return 100,000 and 300,000 shares, respectively, to the Company for cancellation for no consideration. The cancellation agreements and the cancellation of shares underlying thereunder were ratified and approved by the Board on January 19, 2023. As of the date of this Report, the 300,000 shares issued to Mr. Jie were cancelled and the 100,000 shares issued to Ms. Shan were in the process of being cancelled.