Form 10-Q
period 2022-09-30
Singularity Future Technology Ltd.
filed 2023-03-06
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of March 3, 2023, the Company had 21,944,333 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Information.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2022	2022
Assets
Current assets
Cash	$52,460,203	$55,833,282
Cryptocurrencies	88,937	90,458
Accounts receivable, net	195,739	108,381
Other receivables, net	21,810	25,057
Advances to suppliers – third parties, net	42,159	36,540
Advances to suppliers – related party	1,978,368	6,153,546
Prepaid expenses and other current assets	464,200	365,913
Loan receivable-related parties, net	449,697	552,285
Total Current Assets	55,701,113	63,165,462

Property and equipment, net	620,626	548,956
Right-of-use assets, net	597,604	732,744
Other long-term assets – deposits	236,982	237,749
Investment in unconsolidated entity	160,214	162,829
Total Assets	$57,316,539	$64,847,740

Liabilities and Equity

Current Liabilities
Deferred revenue	$2,333,694	$6,955,577
Refund payable	13,000,000	13,000,000
Accounts payable	609,389	508,523
Accounts payable -related party	63,434	63,434
Lease liabilities – current	492,568	471,976
Taxes payable	3,367,714	3,457,177
Accrued expenses and other current liabilities	493,623	756,272
Total current liabilities	20,360,422	25,212,959

Lease liabilities – noncurrent	718,431	846,871
Convertible notes	5,000,000	5,000,000

Total liabilities	26,078,853	31,059,830

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	-	-

Common stock, 50,000,000 shares authorized, no par value; 22,244,333 and 22,244,333 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	96,375,024	96,127,691

Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(65,663,944)	(62,579,592)
Accumulated other comprehensive income	199,738	45,739
Total Stockholders’ Equity attributable to controlling shareholders of the Company	33,245,780	35,928,800

Non-controlling Interest	(2,008,094)	(2,140,890)

Total Equity	31,237,686	33,787,910

Total Liabilities and Equity	$57,316,539	$64,847,740

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2022	2021
		(Restated)
Net revenues	$1,221,204	$816,010
Cost of revenues	(745,627)	(1,046,868)
Gross profit	475,577	(230,858)

Selling expenses	(27,375)	(74,396)
General and administrative expenses	(2,988,920)	(1,966,569)
Recovery for doubtful accounts, net	-	34,195
Stock-based compensation	(247,333)	(2,927,400)
Total operating expenses	(3,263,628)	(4,934,170)

Operating loss	(2,788,051)	(5,165,028)

Other expenses, net	(58,849)	(52,354)

Net loss before provision for income taxes	(2,846,900)	(5,217,382)

Income tax expense	(103,426)	-

Net loss	(2,950,326)	(5,217,382)

Net loss attributable to non-controlling interest	134,026	(256,202)

Net loss attributable to controlling shareholders of the Company.	$(3,084,352)	$(4,961,180)

Comprehensive loss
Net loss	$(2,950,326)	$(5,217,382)
Other comprehensive income - foreign currency	152,769	617,761
Comprehensive loss	(2,797,557)	(4,599,621)
Less: Comprehensive income (loss) attributable to non-controlling interest	132,796	(264,171)
Comprehensive loss attributable to controlling shareholders of the Company.	$(2,930,353)	$(4,335,450)

Loss per share
Basic and diluted	$(0.15)	$(0.32)

Weighted average number of common shares used in computation
Basic and diluted	21,216,739	15,670,135

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2021 (Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Stock compensation issue to employee	-	-	1,020,000	2,927,400	-	-	-	-	-	2,927,400
Foreign currency translation	-	-	-	-	-	-	-	625,730	(7,969)	617,761
Net loss	-	-	-	-	-	-	(4,961,180)	-	(256,202)	(5,217,382)
BALANCE, September 30, 2021 (Restated)	-	$-	16,152,113	$85,483,100	$2,334,962	$-	$(39,282,942)	$(103,366)	$(7,679,802)	$40,751,952

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	receivable	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	$-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	247,333	-	-	-	-	-	247,333
Foreign currency translation	-	-	-	-	-	-	-	153,999	(1,230)	152,769
Net loss	-	-	-	-	-	-	(3,084,352)	-	134,026	(2,950,326)
BALANCE, September 30, 2022	-	$-	22,244,333	$96,375,024	$2,334,962	$-	$(65,663,944)	$199,738	$(2,008,094)	$31,237,686

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2022	2021
Operating Activities		(Restated)
Net loss	$(2,950,326)	$(5,217,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	247,333	2,927,400
Depreciation and amortization	78,945	140,710
Non-cash lease expense	135,215	118,178
(Recovery) provision for doubtful accounts, net	-	(34,195)
Loss on disposal of fixed assets	-	52,489
Impairment loss of cryptocurrencies	1,521	-
Investment loss from unconsolidated subsidiary	2,614	-
Changes in assets and liabilities
Accounts receivable	6,278	20,239
Other receivables	235,392	1,663,023
Advances to suppliers – third parties	(7,304)	573,818
Advances to suppliers – related party	4,175,178	-
Prepaid expenses and other current assets	(98,287)	112,449
Other long-term assets – deposits	327	(20,061)
Deferred revenue	(4,619,813)	(399,085)
Accounts payable	102,101	(33,147)
Taxes payable	(90,808)	87,413
Lease liabilities	(107,853)	(109,237)
Accrued expenses and other current liabilities	(271,911)	(11,572)
Net cash used in operating activities	(3,161,398)	(128,960)

Investing Activities
Acquisition of property and equipment	(150,966)	(617,147)
Loan receivable-related parties	70,265	-
Investment in unconsolidated entity	-	(210,000)
Advance to related parties	-	(1,475,301)
Net cash used in investing activities	(80,701)	(2,302,448)

Financing Activities
Repayment of loan payable	-	(1,776)
Net cash used in financing activities	-	(1,776)

Effect of exchange rate fluctuations on cash	(130,980)	544,741

Net decrease in cash	(3,373,079)	(1,888,443)

Cash at beginning of period	55,833,282	44,837,317

Cash at end of period	$52,460,203	$42,948,874

Supplemental information
Interest paid	$-	$1,445

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$1,384,721

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2022

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

The Company conducted its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong) and the United States, where the majority of its clients are located. As of September 30, 2022, the Company operated in two segments: (1) freight logistics services which include shipping and warehouse, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States.

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

As of September 30, 2022, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engages in freight logistics services	100% owned by the Company

Sino-Global Shipping Australia Pty Ltd. (“SGS AUS”)	● ● ●	An Australian Corporation Incorporated on July 03, 2008 No material operations	100% owned by the Company. Dissolved in November 2022

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned by the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Ningbo Saimeinuo Supply Chain Management Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping &Risk Solution Inc, (“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned by the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

Restatement of previously issued financial statements

The Company discovered an error in revenue recognition in its subsidiary, SGS NY., during the audit for the year ended June 30, 2022 that $980,200 of revenue recognized in freight logistics did not meet revenue recognition criteria for the three months ended September 30, 2021.

In addition, in connection with the Company’s restatement for the financial statements as of and for the year ended June 30, 2021, the Company also restated its recovery (provision) for doubtful accounts, net related to its other receivables.

Effects of the restatements are as follows:

	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated statement of operations for the three months ended September 30, 2021

Net revenues	$1,796,210	$(980,200)	$816,010
Cost of revenues	(1,626,868)	580,000	(1,046,868)
Recovery (provision) for doubtful accounts, net	1,929,715	(1,895,520)	34,195
Net loss	$(2,921,662)	$(2,295,720)	$(5,217,382)

	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated statement of cash flow for the three months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(2,921,662)	$(2,295,720)	$(5,217,382)
Provision for doubtful accounts	(1,929,715)	1,895,520	(34,195)

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

Prior to December 31, 2021, Sino-China was considered a Variable Interest Entity (“VIE”), with the Company as the primary beneficiary. The Company, through Trans Pacific Beijing, entered into certain agreements with Sino-Global Shipping Agency Ltd. (“Sino-China”), pursuant to which the Company received 90% of Sino-China’s net income.

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condense consolidated financial statements include revenue recognition, fair value of stock-based compensation, cost of revenues, allowance for credit losses, impairment loss, deferred income taxes, income tax expense and the useful lives of property and equipment. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Shanghai report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in Hong Kong dollar (“HKD”). The accompanying consolidated unaudited condensed financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of September 30, 2022 and June 30, 2022 and for the three months ended September 30, 2022 and 2021 are as follows:

	September 30, 2022	June 30, 2022	Three Months ended September 30
Foreign currency	Balance Sheet	Balance Sheet	2022 Profits/Loss	2021 Profits/Loss
1USD: RMB	7.1159	6.6994	6.8425	6.4708
1USD: HKD	7.8500	7.8474	7.8483	7.7777

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of September 30, 2022 and June 30, 2022, cash balances of $45,326 and $143,044, respectively, were maintained at financial institutions in the PRC. Nil and $201,990 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of September 30, 2022 and June 30, 2022, cash balances of $52,396,159 and $55,636,636, respectively, were maintained at U.S. financial institutions. $50,787,831 and $53,869,575 of these balances, respectively, are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2022 and June 30, 2022, cash balances of $16,559 and $51,701, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of September 30, 2022 and June 30, 2022, cash balances of $179 and $192, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of September 30, 2022 and June 30, 2022, amount of deposits the Company had covered by insurance amounted to $1,670,392 and $1,961,997, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost. Other income generated from mining activities for the three months ended September 30, 2022 and 2021 amounted to nil and $261,338, respectively. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

(g) Receivables and Allowance for Credit Losses

Accounts receivable are presented at net realizable value. The Company maintains allowances for credit losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts.

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, project advances as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the credit loss is adequate, and adjusts the allowance when necessary. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2022 and 2021, nil and nil impairment were recorded, respectively.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd. (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2022, the Company invested $210,000 and recorded $47,181 investment loss. The joint venture has not started its operations due to COVID-19 and substantially all of the Company’s investment was deposited in bank account with LSM and LSM has only incurred some administrative expenses. The Company recorded $2,614 investment loss for the three months ended September 30, 2022. No events have occurred that indicated other-than-temporary impairment existed for the three months ended September 30, 2022.

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

For the Company’s freight logistic and shipping agency services revenue, the Company provides transportation services which includes   primarily shipping services. The Company derived transportation revenue from sales contracts with its customers with revenues being recognized upon the performance of services. The sales price to the customer was fixed upon acceptance of the sales contract, and there was no separate sales rebate, discount, or other incentives. The Company’s revenues were recognized after all performance obligations were satisfied

For the Company’s warehouse services, which are included in the freight logistic services, the Company’s contracts provide the customer with an integrated service that includes two or more services, including but not limited to warehousing, collection, first-mile delivery, drop shipping, customs clearance and packaging. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

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

For the three months ended September 30, 2022, the Company also engaged in sales of cryptocurrency mining equipment.

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (“SOSNY”). Pursuant to the Purchase and Sale Agreement, Thor Miner agreed to sell and SOSNY agreed to purchase certain cryptocurrency mining equipment. The Company made three shipments for the three months ended September 30, 2022.

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

For the three months ended September 30, 2022, the Company recognized the sale of cryptocurrency mining equipment based on net basis as the manufacturer of the products are responsible for shipping and custom clearing for the products.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $2,333,694 and $71,391 for the three months ended September 30, 2022 and 2021, respectively. Refund payable amounted to $13,000,000 and nil for the three months ended September 30, 2022 and 2021, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For Three Months Ended
	September 30,	September 30, 2021
	2022	(Restated)
Sales of crypto mining machines	$497,045	$-
Freight logistics services	724,159	816,010
Total	$1,221,204	$816,010

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
PRC	$248,210	$725,077
U.S.	972,994	90,933
Total revenues	$1,221,204	$816,010

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2022 and 2021.

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

For the three months ended September 30, 2022 and 2021, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

In March 2020, the World Health Organization declared COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three months ended September 30, 2022. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(r) Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after July 1, 2023, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The adoption did not have material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	September 30,	June 30,
	2022	2022
Beginning balance	$90,458	$261,338
Impairment loss	(1,521)	(170,880)
Ending balance	$88,937	$90,458

Impairment loss amounted to $1,521 for the three months ended September 30, 2022. There is $170,880 impairment loss for the year ended June 30, 2022.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	September 30,	June 30,
	2022	2022
Trade accounts receivable	$3,513,310	$3,521,491
Less: allowances for credit losses	(3,317,571)	(3,413,110)
Accounts receivable, net	$195,739	$108,381

Movement of allowance for credit losses are as follows:

	September 30,	June 30,
	2022	2022
Beginning balance	$3,413,110	$3,475,769
Provision for credit losses, net of recovery	-	257
Exchange rate effect	(95,539)	(62,916)
Ending balance	$3,317,571	$3,413,110

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	September 30,	June 30,
	2022	2022
Advances to customers*	$4,052,528	$3,943,547
Employee business advances	21,810	23,768
Total	4,074,338	3,967,315
Less: allowances for credit losses	(4,052,528)	(3,942,258)
Other receivables, net	$21,810	$25,057

*	In fiscal year 2019 and 2020, the Company entered into certain contracts with customers (state-owned entities in China) where the Company’s services included freight costs and cost of commodities to be shipped to customers’ designated locations. The Company prepaid the costs of commodities and recognized as advance payments on behalf of its customers. These advance payments on behalf of the customers will be repaid to the Company when either the contract terms expire or the contracts are terminated by either party. As aforementioned customers were negatively impacted by the pandemic and required additional time to execute existing contracts, they required additional time to pay. Due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided full allowance during the fiscal year ended June 30, 2020.

Movement of allowance for credit losses are as follows:

	September 30,	June 30,
	2022	2022
Beginning balance	$3,942,258	$6,024,266
Recovery for credit losses	-	(1,934,619)
Exchange rate effect	110,270	(147,389)
Ending balance	$4,052,528	$3,942,258

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2022	2022
Freight fees (1)	$342,159	$336,540
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$42,159	$36,540

(1)

The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from October 1, 2022 to March 31, 2023. As of September 30, 2022 and June 30, 2022, allowance amounted to $300,000.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2022	2022
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	452,271	353,984
Total	$464,200	$365,913

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2022	2022
Rental and utilities deposits	$245,297	$246,581
Less: allowances for deposits	(8,315)	(8,832)
Other long-term assets- deposits, net	$236,982	$237,749

Movements of allowance for deposits are as follows:

	September 30,	June 30,
	2022	2022
Beginning balance	$8,832	$3,177,127
Allowance for deposits	-	-
Less: Write-off	-	(3,173,408)
Exchange rate effect	(517)	5,113
Ending balance	$8,315	$8,832

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	September 30,	June 30,
	2022	2022
Motor vehicles	715,571	715,571
Computer equipment	116,729	117,397
Office equipment	68,271	67,139
Furniture and fixtures	534,596	390,093
System software	105,032	111,562
Leasehold improvements	781,129	829,687
Mining equipment	922,438	922,438

Total	3,243,766	3,153,887

Less: Impairment reserve	(1,236,282)	(1,236,282)
Less: Accumulated depreciation and amortization	(1,386,858)	(1,368,649)

Property and equipment, net	$620,626	$548,956

Depreciation and amortization expenses for the three months ended September 30, 2022 and 2021 were $78,945 and $140,710, respectively. No impairment loss was recorded for the three months ended September 30, 2022 and 2021.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	June 30,
	2022	2022
Salary and reimbursement payable	$255,078	$305,423
Professional fees and other expense payable	31,510	305,264
Interest payable	198,022	136,379
Others	9,013	9,206
Total	$493,623	$756,272

Note 11. CONVERTIBLE NOTES:

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

For the three months ended September 30, 2022 and 2021, interest expenses related to the aforementioned convertible notes amounted to $61,643 and nil, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of September 30, 2022, ROU assets and lease liabilities amounted to $597,604 and $1,210,999 (including $492,568 from lease liabilities current portion and $718,431 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.89%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.06 years.

For the three months ended September 30, 2022 and 2021, rent expense amounted to approximately $146,461 and $118,178, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount

2023	$599,401
2024	500,801
2025	171,365
2026	127,408
Total lease payments	1,398,975
Less: Interest	187,976
Present value of lease liabilities	$1,210,999

Note 13. EQUITY

Stock issuances:

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

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2022:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2022	12,191,824	$4.37
Issued	-	-
Exercised	-	-
Repurchased	-	-

Warrants outstanding, as of September 30, 2022	12,191,824	$4.37

Warrants exercisable, as of September 30, 2022	12,191,824	$4.37

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	0.95 years
2020 warrants, 2,922,000	181,000	$1.83	2.92 years
2021 warrants, 11,088,280	11,907,490	$4.94	3.81 years

Stock-based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board approved a one-time award of a total of 1,020,000 shares of the common stock under the Company’s 2014 Stock Incentive Plan (the “Plan”) to, including (i) a one-time stock award grant of 600,000 shares to Chief Executive Officer, Lei Cao, (ii) a one-time stock award grant of 200,000 shares to acting Chief Financial Officer, Tuo Pan, (iii) a one-time stock award grant of 160,000 shares to Board member, Zhikang Huang, (iv) a one-time stock award grant of 20,000 shares to Board member, Jing Wang, (v) a one-time stock award grant of 20,000 shares to Board member, Xiaohuan Huang, and (vi) a one-time stock award grant of 20,000 shares to Board member, Tieliang Liu. The shares were valued at an aggregate of $2,927,400 based on the grant date fair value of such shares.

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

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract was $247,333 for the year ended September 30, 2022.

During the three months ended September 30, 2022 and 2021, $247,333 and $2,927,400 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2022	2,000	$10.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-

Options outstanding, as of September 30, 2022	2,000	$10.05

Options exercisable, as of September 30, 2022	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable as of September 30, 2022:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	0.59 years	$10.05	2,000	0.33 years

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2022	2022
Trans Pacific Logistics Shanghai Ltd.	(1,530,094)	(1,521,645)
Thor Miner Inc.	(535,780)	(486,942)
Brilliant Warehouse Service, Inc.	57,780	(132,303)
Total	$(2,008,094)	$(2,140,890)

Note 15. COMMITMENTS AND CONTINGENCIES

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

Singularity and Thor Miner further covenanted and agreed that if they receive additional funds from HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) related to the PSA, they will promptly transfer such funds to SOSNY in an amount not to exceed forty million, five hundred sixty thousand, five hundred sixty-nine dollars ($40,560,569.00) (which is the total amount paid by SOSNY pursuant to the PSA less the price of the machines actually received by SOSNY pursuant to the PSA). The Settlement Payment and any payments subsequently received by SOSNY from HighSharp shall be deducted from the total amount of forty million, five hundred sixty thousand, five hundred sixty-nine dollars ($40,560,569.00) previously paid by, and now due and owing to SOSNY. In further consideration of the Settlement Agreement, Thor Miner agreed to execute and provide to SOSNY, within seven (7) business days after SOSNY’s receipt of the Settlement Payment, an assignment of all claims it may have against HighSharp or otherwise to the proceeds of the PSA. See Note 19 for further details.

Lawsuits in connection with the Securities Purchase Agreement:

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

Lawsuit in connection with the Financial Advisory Agreement:

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

Putative Class Action:

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

Government Investigations:

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

The Company’s income tax expenses for three months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30
	2022	2021

Current
U.S.	$(103,426)	$-
PRC	-	-
Total income tax expenses	(103,426)	-

The Company’s deferred tax assets are comprised of the following:

	September 30, 2022	June 30, 2022
Allowance for credit losses
U.S.	$554,000	$617,000
PRC	1,719,000	1,830,000

Net operating loss
U.S.	5,293,000	4,628,000
PRC	1,362,000	1,283,000
Total deferred tax assets	8,928,000	8,358,000
Valuation allowance	(8,928,000)	(8,358,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operation losses (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. During the three months ended September 30, 2022, approximately $3,200,000 of NOL was generated and the tax benefit derived from such NOL was approximately $700,000. As of September 30, 2022, the Company’s cumulative NOL amounted to approximately $25,200,000   which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $1,283,000 as of June 30, 2022 which was mainly from net loss. During the three months ended September 30, 2022, additional NOL of approximately $1,719,000 was generated. As of September 30, 2022, the Company’s cumulative NOL amounted to approximately $1,362,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2022. The net increase in valuation for the three months ended September 30, 2022 amounted to approximately $570,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2022	2022
VAT tax payable	$2,268,251	$1,098,862
Corporate income tax payable	1,040,883	2,295,803
Others	58,580	62,512
Total	$3,367,714	$3,457,177

Note 17. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2022, one customer accounted for 86.5% of the Company’s gross revenues.  As of September 30, 2022, two customers accounted for 45.0% and 12.5% of the Company’s accounts receivable, net.

For the three months ended September 30, 2021, one customer accounted for approximately 88.9% of the Company’s revenues. As of September 30, 2021, three customers accounted for approximately 65.6% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended September 30, 2022, one supplier accounted for approximately 84.8% of the gross purchases.

For the three months ended September 30, 2021, one supplier accounted for approximately 49.4% of the total costs of revenue.

Note 18. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. As of September 30, 2022, the Company has determined that it had two operating segments: (1) freight logistics services and (2) sales of crypto mining machines.

The following tables present summary information by segment for the three months ended September 30, 2022 and 2021, respectively:

	For Three Months Ended September 30, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$724,159	$497,045	$1,221,204
Cost of revenues	$745,627	$-	$745,627
Gross profit	$(21,468)	$497,045	$475,577
Depreciation and amortization	$78,945	$-	$78,945
Total capital expenditures	$150,966	$-	$150,966
Gross margin%	(3.0)%	100.0%	38.9%

	For the Three Months Ended September 30, 2021 (Restated)
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$816,010	$-	$816,010
Cost of revenues	$1,046,868	$-	$1,046,868
Gross profit	$(230,858)	$-	$(230,858)
Depreciation and amortization	$140,710	$-	$140,710
Total capital expenditures	$617,147	$-	$617,147
Gross margin%	(28.3)%	-	(28.3)%

Total assets as of:

	September 30,	June 30,
	2022	2022
Freight Logistic Services	30,853,177	44,058,444
Sales of crypto mining machines	26,463,362	20,789,296
Total Assets	$57,316,539	$64,847,740

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
		September 30,
	September 30, 2022	2021 (Restated)
PRC	$248,210	$725,077
U.S.	972,994	90,933
Total revenues	$1,221,204	$816,010

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	September 30,	June 30,
	2022	2022
Bitcoin mining hardware and other equipment (1)	$1,978,368	$6,153,546
Total Advances to suppliers-related party	$1,978,368	$6,153,546

(1)

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order. $4,175,178 was shipped in September 2022 and prepayment as of September 30, 2022 amounted to $1,978,368.

The Company shipped products of $1,325,520 for the year ended June 2022 and $6,153,546 from July to December 2022.

Due to production issues from HighSharp, Thor Miner was not able to timely deliver the full quantity of cryptocurrency mining machines to SOSNY under the PSA according to contract and was sued by SOSNY for breach of contract on December 9, 2022.

On December 23, 2022, the Company entered into a settlement agreement with SOSNY effective on December 28, 2022, under which the Company would repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor Miner has paid to HighSharp.

As of December 22, 2022, the balance of the advance to HighSharp and the deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Miner paid $13.0 million on December 23, 2022 to SOSNY, which was received by SOSNY on December 28, 2022. Thor Miner wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp resulted in net bad debt expenses of $367,014.

Due from related party, net

As of September 30, 2022 and June 30, 2022, the outstanding amounts due from related parties consist of the following:

	September 30,	June 30,
	2022	2022
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	391,100	415,412
Shanghai Baoyin Industrial Co., Ltd (2)	1,229,570	1,306,004
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Cao Lei (5)	54,026	54,860
Less: allowance for credit losses	(2,348,120)	(2,449,700)
Total	$-	$-

(1)	As of September 30,2022 and June 30, 2022, the Company advanced approximately $0.4 million to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand.. In December 2022, the Company further advanced approximately $0.4 million to Zhejiang Jinbang. The Company provided full credit losses for the balance of the receivable as of September 30, 2022 and June 30, 2022.

(2)	As of September 30,2022, the Company advanced approximately $1.2 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	The Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company for the year ended June 30, 2022. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project. $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the year ended June 30, 2022.

(5)	The amount represents advance for business expenses to Mr. Cao Lei, former Chairman of the Board. The Company provided full credit losses for the balance of the receivable.

Loan receivable- related parties

As of September 30, 2022 and June 30, 2022, the outstanding loan receivable from related parties consists of the following:

	September 30,	June 30,
	2022	2022
Wang, Qinggang (1)	$449,697	$552,285

(1)	On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The loan is non-interest bearing for loan amounts up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $522,285 (RMB 3,700,000) was loaned to Wang Qinggang. $70,265 (RMB 0.5 million) was returned in September 2022 and approximately $0.4 million(RMB 3.2 million) in December 2022.

Note 20. SUBSEQUENT EVENTS

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

Overview

We previously focused on providing customized freight logistic services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to engage in our freight logistics business, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we were engaged in the purchase and sale of cryptocurrency mining machines through our U.S. subsidiary.

As of September 30, 2022, we operated in two operating segments, including (1) freight logistics services; (2) the purchase and sale of crypto mining machines through our subsidiary Thor Miner.

Restatement of previously issued financial statements

The Company discovered an error in the revenue recognition of its subsidiary, Sino-Global Shipping New York Inc., during the audit for the year ended June 30, 2022, where $980,200 of revenue recognized in freight logistics did not meet the revenue recognition criteria for the three months ended September 30, 2021.

In addition, in connection with the Company’s restatement for the financial statements as of and for the year ended June 30, 2021, the Company also restated its recovery (provision) for doubtful accounts, net related to its other receivables.

	As Previously Reported	Adjustments	As Restated
Consolidated statement of operations for the three months ended September 30, 2021
Net revenues	$1,796,210	$(980,200)	$816,010
Cost of revenues	(1,626,868)	580,000	(1,046,868)
Recovery (provision) for doubtful accounts, net	1,929,715	(1,895,520)	34,195
Net loss	$(2,921,662)	$(2,295,720)	$(5,217,382)

	As Previously Reported	Adjustments	As Restated
Consolidated statement of cash flow for the three months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(2,921,662)	$(2,295,720)	$(5,217,382)
Provision for doubtful accounts	(1,929,715)	1,895,520	(34,195)

COVID-19

The outbreak of the COVID-19 virus (“COVID-19”) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic. Given the continually expanding nature of the COVID-19 pandemic in China and the U.S., our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. As a result, our revenue for the three months ended September 30, 2022 was down by approximately $0.1 million, or 11.3%.

●	Due to travel restrictions between the U.S. and China, our joint ventures were unable to start operation as planned which has slowed down our new business development.

●	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines; COVID-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in delayed shipments and additional expenses to expedite delivery; as a result, we were unable to fulfil our customer orders on a timely basis, resulting cancellation of orders and partial refund of purchase price, as evident from the settlement in SOSNY.

We have been, and may continue to be, negatively impacted by the ongoing COVID-19, which may continually impact our cost of freight, or result in higher cost of revenue, which may in turn materially adversely affect our financial condition and operating results in coming months.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended September 30,
	2022		2021 (Restated)		Change
	US $	%	US $	%	US $	%

Revenues	1,221,204	100.0%	816,010	100.0%	405,194	49.7%
Cost of revenues	745,627	61.1%	1,046,868	128.3%	(301,241)	(28.8)%
Gross margin	38.9%	N/A	(28.3)%	N/A	67.2%	N/A
Selling expenses	27,375	2.2%	74,396	9.1%	(47,021)	(63.2)%
General and administrative expenses	2,988,920	245.0%	1,966,569	241.0%	1,022,351	52.0%
Provision for doubtful accounts, net of recovery	–	0%	(34,195)	(4.2)%	34,195	(100.0)%
Stock-based compensation	247,333	20.3%	2,927,400	358.7%	(2,680,067)	(91.6)%
Total costs and expenses	4,009,255	328.3%	5,981,038	733.0%	(1,971,783)	(33.0)%

Revenues

Revenues increased by $405,194, or approximately 49.7%, from $1,221,204 for the three months ended September 30, 2022 to $816,010 for the same period in 2021. The increase was primarily due to increase in sales of crypto mining machines.

The following tables present summary information by segments for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$724,159	$497,045	$1,221,204
Cost of revenues	$745,627	$-	$745,627
Gross profit	$(21,468)	$497,045	$475,577
Depreciation and amortization	$78,945	$-	$78,945
Total capital expenditures	$150,966	$-	$150,966
Gross margin	(3.0)%	100 .0%	38.9%

	For the Three Months Ended September 30, 2021 (Restated)
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$816,010	$-	$816,010
Cost of revenues	$1,046,868	$-	$1,046,868
Gross profit	$(230,858)	$-	$(230,858)
Depreciation and amortization	$140,710	$-	$140,710
Total capital expenditures	$617,147	$-	$617,147
Gross margin	(28.3)%	-%	(28.3)%

	% Changes For the Three Months Ended September 30, 2022 and 2021
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(11.3)%	100.0%	49.7%
Cost of revenues	(28.8)%	-	(28.8)%
Gross profit	(90.7)%	-	(306.0)%
Depreciation and amortization	(43.9)%	-	(43.9)%
Total capital expenditures	(75.5)%	-	(75.5)%
Gross margin	25.3%	100.0%	67.2%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30, 2021
	2022	(Restated)
PRC	248,210	725,077
U.S.	972,994	90,933
Total revenues	$1,221,204	$816,010

Revenues

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services was $724,159 for the three months ended September 30, 2022, a decrease of $91,851, or approximately 11.3%, as compared to $816,010 for the same period in 2021 as our revenue decreased.

Our freight logistics revenue decreased mainly due to a decrease in our PRC operations of approximately $0.5 million. The decrease in our PRC operations was due to the continuing impact of COVID-19 which has prevented us from actively developing new shipping contracts. The decrease was mainly offset by approximately $0.4 million revenue in the U.S. which mainly consists of warehouse services that we started last fiscal year by our subsidiaries as Gorgeous Trading Ltd. and Brilliant Warehouse Service, Inc., where we provided more warehouse and logistic services.

Revenues from Sales of Crypto Mining Machines

Our subsidiary, Thor Miner entered into a purchase and sale agreement with SOSNY in which Thor Miner agreed to sell to SOSNY certain cryptocurrency mining hardware and other equipment. Our vendor shipped the products to SOSNY directly, meaning we did not control the delivery and did not bear inventory risk. We recognized net revenue of $497,045. Gross revenue and cost of revenue amounted to $4,672,223 and $4,175,178 respectively for the three months ended September 30, 2022. The contract was terminated in December 2022.

Cost of Revenues

Cost of revenues for our freight logistics segment mainly consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistic segment was $745,627 for the three months ended September 30, 2022, a decrease of $301,241, or approximately 28.8%, as compared to $1,046,868 for the same period in 2021 as our revenue decreased. The decrease was mainly due to a decrease in freight cost as our revenue decreased.

Our gross margin was 38.9% and (28.3)% for the three months ended September 30, 2022 and 2021, respectively.

Our freight logistic margin increased from (28.3)% to (3.0)% because our subsidiary, Brilliant Warehouse, was in the startup stage for the three months ended September 30, 2021. This resulted higher fixed costs and a generation of insignificant revenue, compared to the three months ended September 30, 2022, in which Brilliant Warehouse was almost at breakeven. This consequently increased the overall margin for freight logistic segment.

The overall increase in our margin was due to the sales of crypto-mining machines that we started providing in 2022. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses decreased by $1,971,783 or approximately 33.0%, from $5,981,038 for the three months ended September 30, 2021 to $4,009,255 for the three months ended September 30, 2022. This decrease was mainly due to the decrease in selling expenses and stock-based compensation, offset by the increase in general and administrative expenses as discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries for our sales representatives. For the three months ended September 30, 2022, we had $27,375 of selling expenses, compared to $74,396 for the same period in 2021, which represents an decrease of $47,021 or approximately (63.2)%. The decrease was mainly due to a decrease of approximately $47,625 in salaries for our PRC operations due to the impact of COVID-19.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended September 30, 2022, we had $2,988,920 of general and administrative expenses, compared to $1,966,569 for the same period in 2021, representing an increase of $1,022,351, or approximately 52.0%. The increase was mainly due to the increase in salaries and wages and office related costs of approximately $0.3 million as we hired more employees for our new subsidiaries such as Gorgeous Trading Ltd. and Brilliant Warehouse Service, Inc. This was also due to additional professional fees of approximately $1.6 million, most of which consist of legal fees.

Stock-Based Compensation

Our stock-based compensation was $247,333 for the three months ended September 30, 2022, a decrease of $2,680,067 or 91.6%, as compared to same period in 2021 due to a decrease in stock compensation grants to our employees.

Other Expenses, Net

The total of our other expenses, net was $58,849 for the three months ended September 30, 2022, an increase of approximately $6,495 or 12.4%, as compared to $52,354 for the same period in 2021. This change was caused by an increase in other interest expenses of approximately $60,000 for the three months ended September 30, 2022, compared to approximately $52,000 for our expenses for the three months ended September 30, 2021 which was mainly due to our disposal of fixed assets.

Taxes

Our income tax expenses amounted to $103,426 and nil for the three months ended September 30, 2022 and 2021, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated prior to the three months ended September 30, 2022 amounted to approximately $3,200,000. The tax benefit derived from this NOL was approximately $700,000. As of September 30, 2022, our cumulative NOL amounted to approximately $25,200,000. This may reduce our future federal taxable income, approximately $1,400,000 of which will expire in 2037. The remaining balance will be carried forward indefinitely.

Our operations in China have incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which was mainly from Sino China which was disposed of during the three months ended September 30, 2022. During the three months ended September 30, 2022, we generated an additional NOL of approximately $1,719,000. As of September 30, 2022, our PRC subsidiaries’ cumulative NOL amounted to approximately 1,362,000 which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of September 30, 2022. The net decrease in valuation for the three months ended September 30, 2022 amounted to approximately $570,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $2,950,326 for the three months ended September 30, 2022, compared to $5,217,382 for the same period in 2021. After the deduction of non-controlling interest, net loss attributable to us was $3,084,352 for the three months ended September 30, 2022, compared to $4,961,180 for the same period in 2021. Comprehensive loss attributable to us was $2,930,353 for the three months ended September 30, 2022, as compared to $4,335,450 for the same period in 2021.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2022, we had $52,460,203 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the U.S.

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

As of September 30, 2022, we had the following loans outstanding:

Loans	Maturities	Interest rate	September 30, 2022
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2022	2021 (Restated)

Net cash used in operating activities	$(3,161,398)	$(128,960)
Net cash used in investing activities	$(80,701)	$(2,302,448)
Net cash used in financing activities	$-	$(1,776)
Effect of exchange rate fluctuations on cash	$(130,980)	$544,741
Net decrease in cash	$(3,373,079)	$(1,888,443)
Cash at the beginning of period	$55,833,282	$44,837,317
Cash at the end of period	$52,460,203	$42,948,874

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2022	2022	Variation	%

Total Current Assets	$55,701,113	$63,165,462	$(7,464,349)	(11.8)%
Total Current Liabilities	$20,360,422	$25,212,959	$(4,852,537)	(19.2)%
Working Capital	$35,340,691	$37,952,503	$(2,611,812)	(6.9)%
Current Ratio	2.74	2.51	0.23	9.2%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2022, our working capital was approximately $35.3 million, and we had cash of approximately $52.4 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due within one year of the report date.

Operating Activities

Our net cash used in operating activities was approximately $3.2 million for the three months ended September 30, 2022. The operating cash outflow for the three months ended September 30, 2022 was primarily attributable to our net loss of approximately $3.0 million, adjusted by non-cash stock-based compensation of approximately $0.2 million. We had a decrease in cash inflow of other receivables of approximately $0.2 million and deferred revenue of approximately $4.6 million as we received the advanced payment for the sale of cryptocurrency equipment. Our cash inflow was decreased by an advance to a related party supplier of approximately $4.1 million which was for the purchase of cryptocurrency equipment.

Our net cash provided by operating activities was approximately $0.1 million for the three months ended September 30, 2021. The operating cash inflow for the three months ended September 30, 2021 was primarily attributable to our net loss of approximately $5.2 million, adjusted by non-cash stock-based compensation of approximately $2.9 million and $34,195 including recovery for doubtful accounts. We had an increase in cash inflow of other receivables of approximately $1.6 million as we collected our outstanding balances. We had an increase in advances to third party suppliers as we made advances to our suppliers of approximately $0.6 million, offset by a decrease in deferred revenue of approximately $0.4 million.

Investing Activities

Net cash provided by investing activities was approximately $80,701 for the three months ended September 30, 2022 due to the acquisition of property and equipment of approximately $0.2 million and a loan receivable of approximately $70,265 as related parties make payment on time.

Net cash used in investing activities was $2,302,448 for the three months ended September 30, 2021 due to the acquisition of property and equipment of approximately $0.6 million, advances to related parties of approximately $1.4 million and investment approximately $0.2 million to a joint venture named LSM Trading Ltd., in which we hold a 40% of equity interest, and advances to related parties of approximately $1.5 million.

Financing Activities

We did not have any financing activities for the three months ended September 30, 2022.

Net cash used in financing activities was approximately $1,776 for the three months ended September 30, 2021 due to the repayment of a loan payable.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 (the “2022 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2022, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:–

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Company;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor and reconcile the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor and reconcile the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of proper procedures to maintain supporting documents for accounting records; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

In order to remediate the material weaknesses stated above, we intend to explore implementing additional policies and procedures, which may include:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring a Chief Executive Officer and Chief Financial Officer to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●

Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons of the fluctuations with further analysis. This should be done by the Chief Financial Officer and reviewed by the Chief Executive Officer, upon their communications with the Board;

●	Strengthening corporate governance;

●	Setting up policies and procedures for the Company’s related party identification to properly identify, record and disclose related party transactions; and

●

Setting up proper procedures for the Company’s fund disbursement process to ensure that cash is disbursed only upon proper authorization, for valid business purposes, and that all disbursements are properly recorded.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our legal proceedings, see the information in Part I, “Item 1. Business – Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to the legal proceedings disclosed in our 2022 Form 10-K.

Other than the items disclosed in our 2022 Form 10-K in “Item 1. Business – Recent Developments,” there are no other legal proceedings currently pending against us, or known to be contemplated by any governmental agency, which we believe would have a material effect on our business, financial position or results of operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our (i) Registration Statement on Form S-3, filed with the SEC on March 3, 2021, (ii) Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on March 6, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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