Form 10-Q
period 2022-12-31
Singularity Future Technology Ltd.
filed 2023-03-07
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Information.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2022	2022
Assets
Current assets
Cash	$36,068,874	$55,833,282
Cryptocurrencies	75,657	90,458
Accounts receivable, net	403,755	108,381
Other receivables, net	44,246	25,057
Advances to suppliers - third parties, net	35,605	36,540
Advances to suppliers - related party	-	6,153,546
Prepaid expenses and other current assets	458,779	365,913
Due from related party, net	422,207	-
Loan receivable-related parties, net	-	552,285
Total Current Assets	37,509,123	63,165,462

Property and equipment, net	458,918	548,956
Right-of-use assets, net	478,547	732,744
Other long-term assets - deposits	240,598	237,749
Investment in unconsolidated entity	128,370	162,829
Total Assets	$38,815,556	$64,847,740

Liabilities and Equity
Current Liabilities
Deferred revenue	$204,442	$6,955,577
Refund payable	-	13,000,000
Accounts payable	841,945	508,523
Accounts payable -related party	63,434	63,434
Lease liabilities - current	448,252	471,976
Taxes payable	3,517,065	3,457,177
Accrued expenses and other current liabilities	613,412	756,272
Convertible notes	5,000,000	-
Total current liabilities	10,688,550	25,212,959

Lease liabilities – noncurrent	596,418	846,871
Loan payable - noncurrent	-	5,000,000

Total liabilities	11,284,968	31,059,830

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 22,244,333 and 22,244,333 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	96,457,468	96,127,691
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(69,396,440)	(62,579,592)
Accumulated other comprehensive income	193,441	45,739
Total Stockholders’ Equity attributable to controlling shareholders of the Company	29,589,431	35,928,800

Non-controlling Interest	(2,058,843)	(2,140,890)

Total Equity	27,530,588	33,787,910

Total Liabilities and Equity	$38,815,556	$64,847,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
				Restated
Net revenues	1,490,931	1,041,925	$2,712,135	$1,857,935
Cost of revenues	(1,311,137)	(1,024,891)	(2,056,764)	(2,071,759)
Gross profit	179,794	17,034	655,371	(213,824)

Selling expenses	(26,848)	(197,225)	(54,223)	(271,621)
General and administrative expenses	(3,743,458)	(2,151,431)	(6,723,704)	(4,118,000)
Impairment loss of Cryptocurrencies	(13,280)	(50,127)	(14,801)	(50,127)
Recovery (provision) for doubtful accounts, net	-	104,683	(7,153)	138,878
Stock-based compensation	(82,444)	(377,000)	(329,777)	(3,304,400)
Total operating expenses	(3,866,030)	(2,671,100)	(7,129,658)	(7,605,270)

Operating loss	(3,686,236)	(2,654,066)	(6,474,287)	(7,819,094)

Loss from disposal of subsidiary and VIE	-	(6,131,616)	-	(6,131,616)
Other expenses, net	(60,631)	(29,881)	(119,480)	(82,235)

Net loss before provision for income taxes	(3,746,867)	(8,815,563)	(6,593,767)	(14,032,945)

Income tax expense	-	-	(103,426)	-

Net loss	(3,746,867)	(8,815,563)	(6,697,193)	(14,032,945)

Net loss attributable to non-controlling interest	(14,371)	(54,988)	119,655	(311,190)

Net loss attributable to controlling shareholders of the Company.	$(3,732,496)	(8,760,575)	$(6,816,848)	$(13,721,755)

Comprehensive loss
Net loss	$(3,746,867)	(8,815,563)	$(6,697,193)	$(14,032,945)
Other comprehensive income (loss) - foreign currency	(42,675)	(341,756)	110,094	276,005
Comprehensive loss	(3,789,542)	(9,157,319)	(6,587,099)	(13,756,940)
Less: Comprehensive loss attributable to non-controlling interest	(50,749)	(20,789)	82,047	(284,960)
Comprehensive loss attributable to controlling shareholders of the Company.	$(3,738,793)	(9,136,530)	$(6,669,146)	$(13,471,980)

Loss per share
Basic and diluted	$(0.18)	(0.54)	$(0.32)	$(0.87)

Weighted average number of common shares used in computation
Basic and diluted	21,238,901	16,201,026	21,227,819	15,836,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

(UNAUDITED)

					Additional			Accumulated other
	Preferred Stock		Common Stock		paid-in	Shares to	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be issued	deficit	loss	interest	Total
BALANCE, June 30, 2021 (Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Stock compensation issue to employee	-	-	1,020,000	2,927,400	-	-	-	-	-	2,927,400
Foreign currency translation	-	-	-	-	-	-	-	625,730	(7,969)	617,761
Net loss	-	-	-	-	-	-	(4,961,180)	-	(256,202)	(5,217,382)
BALANCE, September 30, 2021 (Restated)	-	$-	16,152,113	$85,483,100	$2,334,962	$-	$(39,282,942)	$(103,366)	$(7,679,802)	$40,751,952
Stock compensation issue to former director			100,000	377,000	-	-	-	-	-	377,000
Issuance of common stock to private investors			1,400,000	-	-	4,563,908				4,563,908
Foreign currency translation					-	-	-	(375,955)	34,199	(341,756)
Disposal of VIE and subsidiaries									5,919,050	5,919,050
Net loss	-	-	-	-	-	-	(8,760,575)	-	(54,988)	(8,815,563)
BALANCE, December 31, 2021 (Restated)	-	$-	17,652,113	$85,860,100	$2,334,962	$4,563,908	$(48,043,517)	$(479,321)	$(1,781,541)	$42,454,591

					Additional			Accumulated other
	Preferred Stock		Common Stock		paid-in	Shares to	Accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be issued	deficit	loss	interest	Total
BALANCE, June 30, 2022			22,244,333	96,127,691	2,334,962	-	(62,579,592)	45,739	(2,140,890)	33,787,910
Stock based compensation to consultants				247,333	-	-				247,333
Foreign currency translation						-		153,999	(1,230)	152,769
Net loss							(3,084,352)		134,026	(2,950,326)
BALANCE, September 30, 2022	-	$-	22,244,333	$96,375,024	$2,334,962	$-	$(65,663,944)	$199,738	$(2,008,094)	$31,237,686
Stock based compensation to consultants	-	-		82,444	-	-	-	-	-	82,444
Foreign currency translation	-	-	-	-		-	-	(6,297)	(36,378)	(42,675)
Net loss	-	-	-	-	-	-	(3,732,496)	-	(14,371)	(3,746,867)
BALANCE, December 31, 2022	-	$-	22,244,333	$96,457,468	$2,334,962	$-	$(69,396,440)	$193,441	$(2,058,843)	$27,530,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2022		2021
Operating Activities			Restated
Net loss		$(6,697,193)	$(14,032,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		329,777	3,304,400
Depreciation and amortization		155,649	278,517
Non-cash lease expense		255,144	256,218
(Recovery) provision for doubtful accounts, net		338,614	(138,878)
(Gain) Loss on disposal of fixed assets		(6,481)	52,489
Impairment loss of cryptocurrencies		14,801	50,127
Investment loss from unconsolidated subsidiary		34,458	6,131,616
Changes in assets and liabilities
Accounts receivable		(157,543)	(3,188)
Other receivables		288,110	(1,722,529)
Advances to suppliers - third parties		1,281	431,581
Advances to suppliers - related party		6,153,546	-
Prepaid expenses and other current assets		(92,867)	192,841
Other long-term assets - deposits		(1,433)	(18,712)
Deferred revenue		(6,754,779)	(398,800)
Refund payable		(13,000,000)	-
Accounts payable		311,333	(27,635)
Taxes payable		(101,278)	104,305
Lease liabilities		(274,816)	(253,500)
Accrued expenses and other current liabilities		(160,840)	154,090
Net cash used in operating activities		(19,364,517)	(5,640,003)

Investing Activities
Acquisition of property and equipment		(150,966)	(624,086)
Proceeds from disposal of property and equipment		90,000	-
Loan receivable-related parties		535,529	(41,505)
Investment in unconsolidated entity		-	(210,000)
Advance to related parties		-	(1,470,922)
Repayment from related parties		-	136,167
Net cash (used in) provided by investing activities		474,563	(2,210,346)

Financing Activities
Repayment of loan payable		-	(155,405)
Proceeds from issuance of common stock		-	4,563,908
Proceeds from convertible notes		-	10,000,000
Net cash provided by financing activities		-	14,408,503

Effect of exchange rate fluctuations on cash		(874,454)	5,939
Net (decrease) increase in cash		(19,764,408)	6,564,093

Cash at beginning of period		55,833,282	44,837,317
Cash at end of period		$36,068,874	$51,401,410
Supplemental information
Interest paid	$		$2,404
Non-cash transactions of operating and investing activities

Initial recognition of right-of-use assets and lease liabilities		$-	$1,384,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2022

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

The Company conducted its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong) and the United States, where the majority of its clients are located. As of December 31, 2022, the Company operated in two segments: (1) freight logistics services, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States.

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

As of December 31, 2022, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping Australia Pty Ltd. (“SGS AUS”)	●	An Australian Corporation	100% owned by the Company Dissolved in November 2022

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ● ● ●	Incorporated on July 03, 2008 No material operations A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Name	Background		Ownership
Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned by the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Ningbo Saimeinuo Supply Chain Management Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York Corporation	100% owned the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

Restatement of previously issued financial statements

The Company discovered error in revenue recognition in its subsidiary SGS NY during the audit for the year ended June 30, 2022 that $980,200 of revenue recognized in freight logistics did not meet revenue recognition criteria for the six months ended December 31, 2021.

In addition, in connection with the Company’s restatement for the financial statements as of and for the year ended June 30, 2021, the Company also restated its recovery (provision) for doubtful accounts, net related to its other receivables.

Effects of the restatement is as follows:

	Previously Reported	Adjustments	As Restated
Consolidated statement of operations for the six months ended December 31, 2021
Net revenues	$2,838,135	$(980,200)	$1,857,935
Cost of revenues	(2,651,759)	580,000	(2,071,759)
Recovery (provision) for doubtful accounts, net	$1,931,591	$(1,792,713)	$138,878
Net loss	$(11,840,032)	$(2,192,913)	$(14,032,945)

	As Previously Reported	Adjustments	As Restated
Consolidated statement of cash flow for the six months ended December 31, 2021
Cash flows from operating activities:
Net loss	$(11,840,032)	$(2,192,913)	$(14,032,945)
Provision for doubtful accounts	(1,931,591)	1,792,713	(138,878)

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

The exchange rates as of December 31, 2022 and June 30, 2022 and for the three and six months ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	June 30, 2022	Three months ended December 31,		Six months ended December 31,
Foreign currency	Balance Sheet	Balance Sheet	2022 Profit/Loss	2021 Profit/Loss	2022 Profit/Loss	2021 Profit/Loss
RMB:1USD	6.9091	6.6994	7.1114	6.3952	6.9769	6.4330
HKD:1USD	7.8122	7.8474	7.8237	7.7897	7.8360	7.7837

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of December 31, 2022 and June 30, 2022, cash balances of $86,621 and $143,044, respectively, were maintained at financial institutions in the PRC. None of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, December 31, 2022 and June 30, 2022, cash balances of $35,978,756 and $55,636,636, respectively, were maintained at U.S. financial institutions. $34,637,312 and $53,869,575 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2022 and June 30, 2022, cash balances of $2,289 and $51,701, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of December 31, 2022 and June 30, 2022, cash balances of nil and $192, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of December 31, 2022 and June 30, 2022, amount of deposits the Company had covered by insurance amounted to $1,430,354 and $1,961,997, respectively.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and six months ended December 31, 2022 and 2021, no impairment were recorded, respectively.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd. (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2022, the Company invested $210,000 and recorded $47,181 investment loss. The joint venture has not started its operations due to COVID-19 and substantially all of the Company’s investment was deposited in bank account with LSM and LSM has only incurred some administrative expenses. The Company recorded $31,844 and $34,458 investment loss for the three and six months ended December 31, 2022. No events have occurred that indicated other-than-temporary impairment existed for the three and six months ended December 31, 2022.

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

For the Company’s freight logistic, the Company provided transportation services which includes mainly shipping services. The Company derived transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer was fixed upon acceptance of the sales contract and there was no separate sales rebate, discount, or other incentive. The Company’s revenues were recognized at a point in time after all performance obligations were satisfied

For the Company’s warehouse services, which are included in the freight logistic services, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to warehousing, collection, first-mile delivery, drop shipping, customs clearance packaging, etc. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

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

For the six months ended December 31, 2022, the Company engaged in resale of cryptocurrency mining equipment.

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement, Thor Miner agreed to sell and the Buyer agreed to purchase certain cryptocurrency mining equipment.

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

For the three and six months ended December 31, 2022, the Company recognized the sale of cryptocurrency mining equipment based on net basis as the manufacturer of the products are responsible for shipping and custom clearing for the products.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $204,442 and $72,095 for the six months ended December 31, 2022 and 2021, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021 (Restated)

Sale of crypto mining machines	$235,520	$-	$732,565	$-
Freight logistics services	1,255,411	1,041,925	1,979,570	1,857,935
Total	$1,490,931	$1,041,925	$2,712,135	$1,857,935

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31, 2021
	2022	2021	2022	(Restated)
PRC	$912,611	868,255	1,160,821	1,593,332
U.S.	578,320	173,670	1,551,314	264,603
Total revenues	$1,490,931	$1,041,925	$2,712,135	$1,857,935

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2022 and 2021.

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

PRC Value Added Taxes and Surcharges

The Company is subject to value added tax (“VAT”). Revenue from services provided by the Company’s PRC subsidiaries are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

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

For the three and six months ended December 31, 2022 and 2021, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three and six months ended December 31, 2022. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(r) Disposal of subsidiaries and VIE

On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Beijing. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. On March 14, 2022, the company discontinued its subsidiary Sino-Global Shipping Canada, Inc., no gain or loss was recognized in the deconsolidation.

Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as discontinued operations.

Net assets of the entities disposed and loss on disposal was as follows:

	For the three and six months ended
	December 31, 2021
	VIE	Subsidiaries	Total
Total current assets	$83,573	$20,898	$104,471

Total other assets	8,723	-	8,723

Total assets	92,296	20,898	113,194

Total current liabilities	41,608	1,100	42,708
Total net assets	50,688	19,798	70,486
Noncontrolling interests	5,919,050	-	5,919,050
Exchange rate effect	142,080	-	142,080
Total loss on disposal	$6,111,818	$19,798	$6,131,616

(s) Recent Accounting Pronouncements

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	December 31 ,	June 30,
	2022	2022
Beginning balance	$90,458	$261,338
Receipt of cryptocurrencies from mining services	-	-
Impairment loss	(14,801)	(170,880)
Ending balance	$75,657	$90,458

The company recorded $13,280 and $14,801 impairment loss for the three and six months ended December 31, 2022, respectively.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2022	2022
Trade accounts receivable	$3,760,886	$3,521,491
Less: allowances for credit losses	(3,357,131)	(3,413,110)
Accounts receivable, net	$403,755	$108,381

Movement of allowance for credit losses are as follows:

	December 31,	June 30,
	2022	2022
Beginning balance	$3,413,110	$3,475,769
Provision for credit losses, net of recovery	-	257
Exchange rate effect	(55,979)	(62,916)
Ending balance	$3,357,131	$3,413,110

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	December 31,	June 30,
	2022	2022
Advances to customers*	$4,188,979	$3,943,547
Employee business advances	18,944	23,768
Total	4,207,923	3,967,315
Less: allowances for credit losses	(4,163,677)	(3,942,258)
Other receivables, net	$44,246	$25,057

*	In fiscal year 2019 and 2020, the Company entered into contracts with several customers where the Company’s services included both freight charge and cost of commodities to be shipped to customers’ designated locations. The terms of the contracts required the Company to prepay the commodities. The Company prepaid for the commodities and reclassified the payment as other receivables as the payments were paid on behalf of the customers. These payments will be repaid to the Company when either the contract is executed or the contracts are terminated by either party. The customers were negatively impacted by the pandemic and required additional time to execute the contracts, due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided full allowance due to contract delay during the fiscal year ended June 30, 2020. The Company subsequently recovered $1,934,619 in fiscal year 2022.

Movement of allowance for doubtful accounts are as follows:

	December 31,	June 30,
	2022	2022
Beginning balance	$3,942,258	$6,024,266
Recovery for credit losses	-	(1,934,619)
Exchange rate effect	221,419	(147,389)
Ending balance	$4,163,677	$3,942,258

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2022	2022
Freight fees (1)	$335,605	$336,540
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$35,605	$36,540

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2023 to March 31, 2023. As of December 31, 2022 and June 30, 2022, the Company provided allowance of $300,000.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2022	2022
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	446,850	353,984
Total	$458,779	$365,913

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2022	2022
Rental and utilities deposits	$249,162	$246,581
Less: allowances for deposits	(8,564)	(8,832)
Other long-term assets- deposits, net	$240,598	$237,749

Movements of allowance for deposits are as follows:

	December 31,	June 30,
	2022	2022
Beginning balance	$8,832	$3,177,127
Less: Write-off	-	(3,173,408)
Exchange rate effect	(268)	5,113
Ending balance	$8,564	$8,832

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2022	2022
Motor vehicles	585,961	715,571
Computer equipment	118,041	117,397
Office equipment	69,174	67,139
Furniture and fixtures	535,476	390,093
System software	108,177	111,562
Leasehold improvements	804,513	829,687
Mining equipment	922,438	922,438

Total	3,143,780	3,153,887

Less: Impairment reserve	(1,200,994)	(1,236,282)
Less: Accumulated depreciation and amortization	(1,483,868)	(1,368,649)
Property and equipment, net	$458,918	$548,956

Depreciation and amortization expenses for the three months ended December 31, 2022 and 2021 were $76,704 and $137,807, respectively. Depreciation and amortization expenses for the six months ended December 31, 2022 and 2021 were $155,649 and $278,517, respectively. No impairment loss was recorded for the three and six months ended December 31, 2022 and 2021. For the three and six months of December 31, 2022, the Company disposed vehicles with net cost of $83,519, resulting in gain on disposal of fixed assets of $6,481.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	June 30,
	2022	2022
Salary and reimbursement payable	$316,575	$305,423
Professional fees and other expense payable	27,811	305,264
Interest payable	198,022	136,379
Others	71,004	9,206
Total	$613,412	$756,272

Note 11. CONVERTIBLE NOTES

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

For the three and six months ended December 31, 2022, interest expenses related to the aforementioned convertible notes amounted to $61,944 and $123,587, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of December 31, 2022, ROU assets and lease liabilities amounted to $478,547 and $1,044,670 (including $448,252 from lease liabilities current portion and $596,418 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.89%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 3.06 years.

For the three months ended December 31, 2022 and 2021, rent expense amounted to approximately nil and $137,040, respectively. For the six months ended December 31, 2022 and 2021, rent expense amounted to approximately $146,461 and $256,218, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount

2023	$542,430
2024	405,902
2025	168,052
2026	85,220
Total lease payments	1,201,604
Less: Interest	156,934
Present value of lease liabilities	$1,044,670

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

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2022:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2022	12,191,824	$4.37
Issued	-	-
Exercised	-	-
Repurchased	-	-
Warrants outstanding, as of December 31, 2022	12,191,824	$4.37
Warrants exercisable, as of December 31, 2022	12,191,824	$4.37

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	0.95 years
2020 warrants, 2,922,000	181,000	$1.83	2.92 years
2021 warrants, 11,088,280	11,907,490	$4.94	3.81 years

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

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). The total fair value of the grants amounts to $2,740,000 based on the grant date share price of $5.48. On December 27, 2022 and December 19, 2022, Jing Shan and Yang Jie each signed a cancellation agreement to return 100,000 and 300,000 share, respectively, to the Company for cancellation for no consideration. The cancellation agreements and the cancellation of shares underlying thereunder were ratified and approved by the Board on January 19, 2023. As of the date of this Report, the 300,000 shares issued to Mr. Jie were cancelled and the 100,000 shares issued to Ms. Shan were in the process of being cancelled.

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract was $329,777 for the six months ended December 31, 2022.

During the three months ended December 31, 2022 and 2021, $82,444 and $377,000 were recorded as stock-based compensation expense, respectively. During the six months ended December 31, 2022 and 2021, $329,777 and $3,304,400 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2022	2,000	$10.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	-	-
Options outstanding, as of December 31, 2022	2,000	$10.05
Options exercisable, as of December 31, 2022	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable as of December 31, 2022:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.05	2,000	0.59 years	$10.05	2,000	0.33 years

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2022	2022
Trans Pacific Shanghai	$(1,581,456)	$(1,521,645)
Thor Miner	(622,582)	(486,942)
Brilliant Warehouse	145,195	(132,303)
Total	$(2,058,843)	$(2,140,890)

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

The Company’s income tax expenses for three and six months ended December 31, 2022 and 2021 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2022	2021	2022	2021
Current
U.S.	$-	$-	$103,426	$-
PRC	-	-	-	-
Total income tax expenses	-	-	103,426	-

The Company’s deferred tax assets are comprised of the following:

	December 31, 2022	June 30, 2022
Allowance for doubtful accounts
U.S.	$491,000	$617,000
PRC	1,772,000	1,830,000

Net operating loss
U.S.	6,165,000	4,628,000
PRC	1,394,000	1,283,000
Total deferred tax assets	9,822,000	8,358,000
Valuation allowance	(9,822,000)	(8,358,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operation losses (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. During the three and six months ended December 31, 2022, approximately $4,100,000 and $7,300,000 of NOL was generated and the tax benefit derived from such NOL was approximately $861,000 and $1,500,000. As of December 31, 2022, the Company’s cumulative NOL amounted to approximately $29,400,000, which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022 which was mainly from net loss. During the three and six months ended December 31, 2022, additional NOL of approximately $130,000 and $245,000 was generated. As of December 31, 2022, the Company’s cumulative NOL amounted to approximately $5,567,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses . The Company provided a 100% allowance for its DTA as of December 31, 2022. The net increase in valuation for the three months and six months ended December 31, 2022 amounted to approximately $894,000 and $1,464,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2022	2022
VAT tax payable	$1,131,448	$1,098,862
Corporate income tax payable	2,331,010	2,295,803
Others	54,607	62,512
Total	$3,517,065	$3,457,177

Note 17. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2022, two customers accounted for approximately 26.3% and 63.8% of the Company’s gross revenues, respectively.

For the three months ended December 31, 2021, four customers accounted for approximately 32.3%, 29.6%, 21.5% and 16.7% of the Company’s revenues.

For the six months ended December 31, 2022, two customers accounted for 12.7% and 77.6% of the Company’s gross revenues.  As of December 31, 2022, one customer accounted for 74.1% of the Company’s accounts receivable, net.

For the six months ended December 31, 2021, four customers accounted for approximately 55.6%, 18.1%, 14.2% and 12.0% of the Company’s revenues, respectively. As of December 31, 2021, three customers accounted for approximately 38.1%, 15.2% and 11.2% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended December 31, 2022, one supplier accounted for approximately 60.1% of the total gross purchases.

For the three months ended December 31, 2021, three suppliers accounted for approximately 54.7%, 22.8% and 11.7% of the total costs of revenue.

For the six months ended December 31, 2022, one supplier accounted for approximately 74.9% of the gross purchases.

For the six months ended December 31, 2021, two suppliers accounted for approximately 36.2% and 27.0% of the total cost of revenues.

Note 18. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. As of December 31, 2022, the Company determined that it had two operating segments: (1) freight logistics services which include shipping and warehouse services  and (2) the sale  of crypto mining machines.

The following tables present summary information by segment for the three and six months ended December 31, 2022 and 2021, respectively:

	For the Three Months Ended December 31, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,255,411	$235,520	$1,490,931
Cost of revenues	$1,311,137	$-	$1,311,137
Gross profit	$(55,726)	$235,520	$179,794
Depreciation and amortization	$76,704	$13,471	$76,704
Total capital expenditures	$-	$-	$-
Gross margin%	(4.4)%	100.0%	12.1%

	For the Three Months Ended December 31, 2021
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,041,925	$-	$1,041,925
Cost of revenues	$1,024,891	$-	$1,024,891
Gross profit	$17,034	$-	$17,034
Depreciation and amortization	$137,807	$-	$137,807
Total capital expenditures	$6,939	$-	$6,939
Gross margin%	1.6%	-%	1.6%

	For Six Months Ended December 31, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,979,570	$732,565	$2,712,135
Cost of revenues	$2,056,764	$-	$2,056,764
Gross profit	$(77,194)	$732,565	$655,371
Depreciation and amortization	$155,649	$20,729	$155,649
Total capital expenditures	$150,966	$40,777	$150,966
Gross margin%	(3.9)%	100.0%	24.2%

	For the Six Months Ended December 31, 2021 (Restated)
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,857,935	$-	$1,857,935
Cost of revenues	$2,071,759	$-	$2,071,759
Gross profit	$(213,824)	$-	$(213,824)
Depreciation and amortization	$278,517	$-	$278,517
Total capital expenditures	$624,086	$-	$624,086
Gross margin%	(11.5)%	-%	(11.5)%

Total assets as of:

	December 31,	June 30,
	2022	2022
Freight Logistic Services	31,894,338	44,058,444
Sale of crypto mining machines	6,921,218	20,789,296
Total Assets	$38,815,556	$64,847,740

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended (Restated)
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
PRC	$912,611	$868,255	$1,160,821	$1,593,332
U.S.	578,320	173,670	1,551,314	264,603
Total revenues	$1,490,931	$1,041,925	$2,712,135	$1,857,935

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	December 31,	June 30,
	2022	2022
Bitcoin mining hardware and other equipment (1)	$-	$6,153,546
Total Advances to suppliers-related party	$-	$6,153,546

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order and no prepayment as of December 31, 2022.

The Company shipped products of $1,325,520 for the year ended June 2022 and $6,153,546 from July to December 2022.

Due to production issues from HighSharp, Thor Miner was not able to timely deliver the full quantity of cryptocurrency mining machines to SOSNY under the PSA and was sued by SOSNY for breach of contract on December 9, 2022.

The Company entered into a settlement agreement with SOSNY effective on December 28, 2022, under which the Company will repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor Miner has paid to HighSharp.

As of December 22, 2022, the balance of advance to HighSharp and deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Miner paid $13.0 million on December 23, 2022 to SOSNY which was received by SOSNY on December 28, 2022. Thor Miner wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp resulted in net bad debt expenses of $367,014.

Due from related party, net

As of December 31, 2022 and June 30, 2022, the outstanding amounts due from related parties consist of the following:

	December 31,	June 30,
	2022	2022
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$810,542	$415,412
Shanghai Baoyin Industrial Co., Ltd (2)	1,280,854	1,306,004
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Cao Lei (5)	54,427	54,860
Less: allowance for doubtful accounts	(2,397,040)	(2,449,700)
Total	$422,207	$-

(1)	As of December 31,2022 and June 30, 2022, the Company advanced approximately $0.4 million to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. There has been no change in the balance other than changes as a result of changes in exchange rates. In December 2022, the Company further advanced approximately $0.4 million to Zhejiang Jinbang. Zhejiang Jinbang subsequently repaid the full amount of the advance in February 2023.

(2)	As of December 31,2022, the Company advanced approximately $1.2 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of December 31,2022, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

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

(5)	The amount represents business advance to Mr. Cao Lei, Chairman of the Board. The Company provided full credit losses for the balance of the receivable.

Loan receivable- related parties

As of December 31, 2022 and June 30, 2022, the outstanding loan receivable from related parties consists of the following:

	December 31,	June 30,
	2022	2022
Wang, Qinggang (1)	$-	$552,285

(1)	On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing for loan amounts up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $552,285 (RMB 3,700,000) was loaned to Wang Qinggang with due date of June 7, 2024. $70,265 (RMB 0.5 million) was returned in September 2022 and approximately $0.4 million (RMB 3.2 million) in December 2022.

Note 20. SUBSEQUENT EVENTS

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

Overview

We previously focused on providing customized freight logistic services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to provide our freight logistic business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we were engaged in purchases and sales of cryptocurrency mining machines through our U.S. subsidiary.

As of December 31, 2022, the Company operated   in two operating segments, including (1) freight logistics services; (2) the purchase and sale of crypto mining machines, through our subsidiary Thor Miner.

Recent Development

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase Agreement with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order. The Company also entered into sales contract with SOS information Technology New York Inc (“SOSNY”) which specify the products to be delivered within 120 days from acceptance of contract and received deposit form SOSNY in the amount of $48,930,000.

The Company shipped products of $1,325,520 for the year ended June 30, 2022 and $6,153,546 from July to December 2023. Due to production issue from HighSharp, Thor Miner was not able to timely deliver the products to SOSNY according to contract and was sued by SOSNY for breach of contract on December 9, 2022.

On December 22, 2022, the Company entered into a settlement agreement SOSNY in which the Company will repay $13.0 million to SOSNY and terminate the previous agreements and balance of the deposits. The Company also assigned to SOSNY the right for the deposit that Thor Miner has paid to HighSharp. The full settlement payment of $13 million was received by SOSNY on December 28, 2022. SOSNY dismissed the lawsuit with prejudice against Singularity (and other defendants) on December 28, 2022.

Restatement of previously issued financial statements

The Company discovered error in revenue recognition in its subsidiary SGS NY during the audit for the three ended September 30, 2021 that $980,200 of revenue recognized in freight logistics did not meet revenue recognition criteria for the six months ended December 31, 2021.

In addition, in connection with the Company’s restatement for the financial statements as of and for the year ended June 30, 2021, the Company also restated its recovery (provision) for doubtful accounts, net related to its other receivables.

Effect of the restatements are as follows:

	Previously
	Reported	Adjustments	As Restated
Consolidated statement of operations for the six months ended December 31, 2021
Net revenues	$2,838,135	$(980,200)	$1,857,935
Cost of revenues	(2,651,759)	580,000	(2,071,759)
Recovery (provision) for doubtful accounts, net	$1,931,591	$(1,792,713)	$138,878
Net loss	$(11,840,032)	$(2,192,913)	$(14,032,945)

	As
	Previously
	Reported	Adjustments	As Restated
Consolidated statement of cash flow for the six months ended December 31, 2021
Cash flows from operating activities:
Net loss	$(11,840,032)	$(2,192,913)	$(14,032,945)
Provision for doubtful accounts	(1,931,591)	1,792,713	(138,878)

COVID-19

The outbreak of the COVID-19 virus (“COVID-19”) starting from late January 2020 in the PRC has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic. Given the continually expanding nature of the COVID-19 pandemic in China and U.S., our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

In early December 2022, the Chinese government eased its strict control measures for COVID-19, which led to a surge in increased infections and disruptions in our business operations. Any future impact of COVID-19 on the Company’s China operational results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. For the six months ended December 31, 2022, our companies revenue were down by approximately $0.4 million, or 27.1%. There were no material impact for the three months ended December 31, 2022.

●	Due to travel restrictions between US and China, our joint ventures were unable to start operation as planned which has slowed down our new business development.

●	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines; COVID-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in delayed shipments and additional expenses to expedite delivery; as a result, we were unable to fulfil our customer orders on a timely basis, resulting cancellation of orders and partial refund of purchase price, as evident from the settlement in SOSNY.

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

Revenues

Revenues increased by $449,006, or approximately 43.1%, from $1,041,925 for the three months ended December 31, 2022 to $$1,490,931 for the same period in 2021. The increase was primarily due to increases in freight logistic services, which include shipping and warehouse services, and sales of crypto-mining machines.

The following tables present summary information by segments for the three months ended December 31, 2022 and 2021:

	For the Three Months Ended December 31, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,255,411	$235,520	$1,490,931
Cost of revenues	$1,311,137	$-	$1,311,137
Gross profit	$(55,726)	$235,520	$179,794
Depreciation and amortization	$76,704	$13,471	$76,704
Total capital expenditures	$-	$-	$-
Gross margin	(4.4)%	100.0%	12.1%

	For the Three Months Ended December 31, 2021
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,041,925	$-	$1,041,925
Cost of revenues	$1,024,891	$-	$1,024,891
Gross profit	$17,034	$-	$17,034
Depreciation and amortization	$137,807	$-	$137,807
Total capital expenditures	$6,939	$-	$6,939
Gross margin	1.6%	-%	1.6%

	% Changes For the Three Months Ended December 31, 2022 and 2021
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	20.5%	100.0%	43.1%
Cost of revenues	27.9%	-	27.9%
Gross profit	(427.2)%	100.0%	955.5%
Depreciation and amortization	(44.3)%	-	(44.3)%
Total capital expenditures	(100.0)%	-	(100.0)%
Gross margin	(6.0)%	100.0%	10.5%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	December 31,	December 31,
	2022	2021
PRC	912,611	868,255
U.S.	578,320	173,670
Total revenues	$1,490,931	$1,041,925

Revenues

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services was $1,255,411 for the three months ended December 31, 2022, an increase of $213,486, or approximately 20.5%, as compared to $1,041,925 for the same period in 2021 mainly due to the increase in our U.S. operations of our subsidiary Brilliant Warehouse for the three months ended December 31, 2022. Brilliant Warehouse was in the start-up stage for the three months ended December 31, 2021 and did not contribute significant revenue.

Revenues from Sales of Crypto Mining Machines

Our subsidiary, Thor Miner entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement to sell certain cryptocurrency mining hardware and other equipment. Since our vendor shipped the products to the Buyer directly which we did not control the delivery and did not bear inventory risk, we recognized net revenue of $235,520. Gross revenue and gross purchases  amounted to $2,213,888 and $1,978,368, respectively for the three months ended December 31, 2022. The contract was terminated in December 2022.

Operating Costs and Expenses

Operating costs and expenses increased by $1,481,176 or approximately 40.1%, from $3,695,991 for the three months ended December 31, 2021 to $5,177,166 for the three months ended December 31, 2022. This increase was mainly due to the increase in selling expenses, stock-based compensation, and general and administrative expenses, which offset by decrease of cost of revenue as discussed below.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2022		2021		Change
	US$	%	US$	%	US$	%

Revenues	1,490,931	100.0%	1,041,925	100.0%	449,006	43.1%
Cost of revenues	1,311,137	87.9%	1,024,891	98.4%	286,246	27.9%
Gross margin	12.1%	N/A	1.6%	N/A	10.5%	N/A
Selling expenses	26,848	1.8%	197,225	18.9%	(170,377)	(86.4)%
General and administrative expenses	3,743,458	252.0%	2,151,431	206.5%	1,592,027	74.0%
Recovery (provision) for doubtful accounts, net	-	0.0%	(104,683)	(10)%	104,683	(100.0)
Impairment loss of Cryptocurrencies	13,280	0.9%	50,127	4.8%	(36,849)	100.0%
Stock-based compensation	82,444	5.5%	377,000	36.2%	(294,556)	(78.1)%
Total costs and expenses	5,177,167	347.2%	3,695,991	354.7%	1,481,176	40.1%

Cost of Revenues

Cost of revenues for our freight logistics segment mainly consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for freight logistic segment was $1,311,137 for the three months ended December 31, 2022, an increase of $286,246, or approximately 27.9%, as compared to $1,024,891 for the same period in 2021 as our revenue increased. The increase was mainly due to increase in freight cost operations as our revenue increased.

Our gross margin was 12.1% and 1.6% for the three months ended December 31, 2022 and 2021, respectively.

Our freight logistic margin decreased from 1.6% to (4.4)% from our PRC operations due to rising freight cost from carriers in PRC as we were not able to negotiate better pricing due to lower volume than the previous year.

The overall increase in our margin was due to the sales of crypto-mining machines that we started providing in 2022. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses increased by $1,481,176 or approximately 40.1%, from $3,695,991 for the three months ended December 31, 2021 to $5,177,166 for the three months ended December 31, 2022. This increase was mainly due to the increase in general administrative expenses as discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries for our sales representatives. For the three months ended December 31, 2022, we had $26,848 of selling expenses, as compared to $197,225 for the same period in 2021, which represents a decrease of $170,377 or approximately 86.4%. The decrease was mainly due to a decrease in salaries as we reduced the salary of the freight logistics segment for our selling team under COVID-19 compared to the same period of 2021.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended December 31, 2022, we had $3,743,458 of general and administrative expenses, as compared to $2,151,431 for the same period in 2021, representing an increase of $ 1,592,027, or approximately 74.0%. The increase was mainly due to the increase in salaries & wages and office related costs of approximately $0.5 million as we hired more employees to our new subsidiaries such as Gorgeous Trading Ltd. and Brilliant Warehouse Service, Inc., and additional professional fees of approximately $2.0 million which are mainly legal fees.

Impairment Loss of Cryptocurrencies

The Company recorded $13,280 and $50,127 impairment loss for the three months ended December 31, 2022 and 2021 due to recent price drop in bitcoin which the Company deemed a triggering event for impairment testing.

Stock-based Compensation

Stock-based compensation was $82,444 for the three months ended December 31, 2022, a decrease of $294,556 or 78.1%, as compared to $377,000 for the same period in 2021 because less stock compensation was granted in current period.

Other Expenses, Net

Total other expenses, net was $60,631 for the three months ended December 31, 2022, an increase of approximately $30,750 or 102.9%, as compared to $29,881 for the same period in 2021. The increase was mainly due to interest of our $5.0million convertible notes which we issued in December 2021.

Loss from disposal of Subsidiaries and VIE

On December 31, 2021, our wholly owned foreign subsidiary Trans Pacific Beijing entered into a series of agreements to terminate our VIE structure and terminate the existence of our formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”) since Sino-China has no active operations. We controlled Sino-China through Trans Pacific Beijing. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. Total loss from disposal was approximately $6.1 million mainly from write off of due from non-controlling interest of Sino-China. Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as discontinued operations.

Taxes

We recorded no income tax expense for both three months ended December 31, 2022 and 2021.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated prior to the three months ended December 31, 2022 amounted to approximately $4,1000,000. The Tax benefit derived from this NOL was approximately $861,000. As of December 31, 2022, our cumulative NOL amounted to approximately $29,400,000. This may reduce our future federal taxable income, approximately $1,400,000 of which will expire in 2037. The remaining balance will be carried forward indefinitely.

Our operations in China have incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which was mainly from Sino -China which was disposed of during the three months ended December 31, 2022. During the three months ended December 31, 2022 we generated an additional NOL of approximately $130,000. As of December 31, 2022, our PRC subsidiaries’ cumulative NOL amounted to approximately $5,567,000, which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of December 31, 2022. The net decrease in valuation for the three months ended December 31, 2022 amounted to approximately $894,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $3,746,867 for the three months ended December 31, 2022, compared to $8,815,563 for the same period in 2021. After the deduction of non-controlling interest, net loss attributable to us was $3,732,496 for the three months ended December 31, 2022, compared to $8,760,575 for the same period in 2021. Comprehensive loss attributable to us was $3,738,793 for the three months ended December 31, 2022, as compared to $9,136,530 for the same period in 2021.

Comparison of the Six Months ended December 31, 2022 and 2021

Revenues

Revenues increased by $854,200, or approximately 46.0%, from $1,857,935 for the six months ended December 31, 2021 to $ 2,712,135 for the same period in 2022. The increase was primarily due to increased revenue from our sale of crypto mining machines.

The following tables present summary information by segments mainly regarding the top-line financial results for the six months ended December 31, 2022 and 2021:

	For the Six Months Ended December 31, 2022
	Sale of crypto mining machines	Freight Logistics Services	Total
Net revenues	$732,565	$1,979,570	$2,712,135
Cost of revenues	$-	$2,056,764	$2,056,764
Gross profit	$732,565	$(77,194)	$655,371
Depreciation and amortization	$20,729	$155,649	$155,649
Total capital expenditures	$40,777	$150,966	$150,966
Gross margin%	100%	(3.9)%	24.2%

	For the Six Months Ended December 31, 2021 (Restated)
	Crypto- mining equipment sales	Freight Logistics Services	Total
Net revenues	$-	$1,857,935	$1,857,935
Cost of revenues	$-	$2,071,759	$2,071,759
Gross profit	$-	$(213,824)	$(213,824)
Depreciation and amortization	$-	$278,517	$278,517
Total capital expenditures	$-	$624,086	$624,086
Gross margin%	-%	(11.5)%	(11.5)%

●	Including related party revenue from Zhejiang Jinbang Fuel Energy Co., Ltd of nil and $223,705 for the six months ended December 31, 2022 and the same period in 2021, respectively.

	% Changes For the Six Months Ended December 31, 2022 to 2021
	Crypto- mining equipment sales	Freight Logistics Services	Total
Net revenues	100.0%	6.5%	46.0%
Cost of revenues	-	(0.7)%	(0.7)%
Gross profit	100.0%	(63.9)%	(406.5)%
Depreciation and amortization	100.0%	(44.1)%	(44.1)%
Total capital expenditures	0.0%	(75.8)%	(75.8)%
Gross margin%	100.0%	7.6%	35.7%

Disaggregated information of revenues by geographic locations are as follows:

	For the six months ended	For the six months ended December 31,
	December 31, 2022	2021 (Restated)
PRC	$1,160,821	$1,593,332
U.S.	1,551,314	264,603
Total revenues	$2,712,135	$1,857,935

Revenues

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and warehouse services. The revenues from freight logistics services were $1,979,570 for the six months ended December 31, 2022, an increase of $121,635, or 6.5%, as compared to $1,857,935 for the same period in 2021. The increase was mainly due to an increase of revenue from our U.S. subsidiary Brilliant Warehouse of approximately $0.6 million and decrease in shipping revenue of approximately $0.1 million from our PRC operation due to a decrease in   demand from one major customer.

Revenues from Sales of Crypto Mining Machines

For the six months ended December 31, 2022 and 2021, sale of crypto mining machines generated revenues of $732,565 and nil, respectively as we entered into sales contract with SOSNY.  Our contract with the Buyer was terminated in December 2022.

Operating Costs and Expenses

Operating costs and expenses decreased by $490,607 or 5.1%, from $9,677,029 for the six months ended December 31, 2021 to $ 9,186,422 for the six months ended December 31, 2022. This decrease was mainly due to the significant decrease in stock-based compensation, partially offset by the increase in general and administrative expenses

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2022		2021		Change
	US$	%	US$	%	US$	%

Revenues	2,712,135	100.0%	1,857,935	100.0%	854,200	46.0%
Cost of revenues	2,056,764	75.8%	2,071,759	111.5%	(14,995)	(0.7)%
Gross margin	24.2%		(11.5)%	N/A	35.7%
Selling expenses	54,223	2.0%	271,621	14.6%	(217,398)	(80.0)%
General and administrative expenses	6,723,704	247.9%	4,118,000	221.6%	2,605,704	63.3%
Impairment loss of Cryptocurrencies	14,801	0.5%	50,127	2.7%	(35,326)	(70.5)%
Recovery (provision) for doubtful accounts, net	7,153	0.3%	(138,878)	(7.5)%	146,031	(105.2)
Stock-based compensation	329,777	12.2%	3,304,400	177.9%	(2,974,623)	(90.0)%
Total costs and expenses	9,186,422	338.7%	9,677,029	520.8%	(490,607)	(5.1)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, the cost of labor, and other overhead and sundry costs. Cost of revenues was $2,056,764 for the six months ended December 31, 2022, a decrease of $14,995, or approximately 0.7%, as compared to $2,071,759 for the same period in 2021.

Our freight logistic margin increased from (11.5)% to (3.9)% mainly due to an improvement in Brilliant Warehouse’s efficiency as it generated more revenue.

The overall increase in our margin was due to the sales of crypto-mining machines for the six months ended December 31, 2022. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the six months ended December 31, 2021, we had $271,621 of selling expenses, as compared to $54,223 for the same period in 2022, which represents a decrease of $217,398 or approximately 80.0%. The decrease was mainly due to a decrease in salaries and travel expenses for our freight logistics segment in the PRC due to the impact of COVID-19 compared to the same period of 2021.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the six months ended December 31, 2022, we had $6,723,704 of general and administrative expenses, as compared to $4,118,000 for the same period in 2021, representing an increase of $2,605,704, or approximately 63.3%. The increase was mainly due to the increase in employees, offices and other general and administrative expense approximately of $0.3 million as we hired more employees and opened more office locations to expand our logistics services and additional professional fees of approximately $3.6 million which are mainly legal fees due to professional fees paid to the Company’s special committee to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters.

Impairment Loss of Cryptocurrencies

The company recorded $14,801 and $50,127 impairment loss for the six months ended December 31, 2022 and 2021, respectively, due to recent price drops in bitcoin, which the Company deemed a triggering event for impairment testing.

Stock-based Compensation

Stock-based compensation was $329,777 for the six months ended December 31, 2022, a decrease of $2,974,623 or 90.0%, as compared to $3,304,400 for the same period in 2021, as we issued less stock compensation to employees and directors.

Loss from Disposal of Subsidiaries and VIE

On December 31, 2021, our wholly owned foreign subsidiary Trans Pacific Beijing entered into a series of agreements to terminate our VIE structure and terminate the existence of our formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”) since Sino-China has no active operations. We controlled Sino-China through Trans Pacific Beijing. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. Total loss from disposal was approximately $6.1 million, which was primarily due to a write off of due from the non-controlling interest of Sino-China. This disposal was not presented as discontinued operations because it did not represent any strategic change of the Company’s operations.

Taxation

We recorded income tax expenses of $103,426 and nil for the six months ended December 31, 2022 and 2021, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the six months ended December 31, 2022, approximately $7,300,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $1,500,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which may reduce future taxable income. During the six months ended December 31, 2022, additional NOL of approximately $245,000 was generated. The NOL amounted to approximately $5,567,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets could not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiation between the U.S. and China. We provided a 100% allowance for its deferred tax assets as of December 31, 2022. The net decrease in valuation for the six months ended December 31, 2022 amounted to approximately $1,464,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $6,697,193 for the six months ended December 31, 2022, compared to $14,032,945 for the same period in 2021. After the deduction of non-controlling interest, net loss attributable to the Company was $6,816,847 for the six months ended December 31, 2022, compared to $13,721,755 for the same period in 2021. Comprehensive loss attributable to the Company was $6,669,146 for the six months ended December 31, 2022, compared to $13,471,980 for the same period in 2021.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2022, we had $36,068,874 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the U.S.

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

As of December 31, 2022, we had the following loans outstanding:

Loans	Maturities	Interest rate	December 31, 2022
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2022	2021 (Restated)

Net cash used in operating activities	$(19,364,517)	$(5,640,003)
Net cash (used in) provided by investing activities	$474,563	$(2,210,346)
Net cash provided by financing activities	$-	$14,408,503
Effect of exchange rate fluctuations on cash	$(874,454)	$5,939
Net (decrease) increase in cash	$(19,764,408)	$6,564,093
Cash at the beginning of period	$55,833,282	$44,837,317
Cash at the end of period	$36,068,874	$51,401,410

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2022	2022	Variation	%

Total Current Assets	$37,509,123	$63,165,462	$(25,656,339)	(40.6)%
Total Current Liabilities	$10,688,550	$25,212,959	$(14,524,409)	(57.6)%
Working Capital	$26,820,573	$37,952,503	$(11,131,930)	(29.3)%
Current Ratio	3.51	2.51	1.00	39.8%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2022, our working capital was approximately $26.8 million and we had cash of approximately $36.1 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due one year through the date of this report.

Operating Activities

Our net cash used in operating activities was approximately $19.4 million for the six months ended December 31, 2022. The operating cash outflow for the six months ended December 31, 2022 was primarily attributable to our net loss of approximately $6.7 million, deferred revenue of approximately $6.8 million where we realized revenue from the sale of crypto mining equipment and decrease in refund payable  of $13.0 million as a result of the settlement payment to SOSNY, offset by cash inflow consisting of advance to a related party supplier of approximately $6.2 million   which we realized cost for sale of cryptocurrency equipment.

Our net cash used in operating activities was approximately $5.6 million for six months ended December 31, 2021. The operating cash outflow for the six months ended December 31, 2021 was primarily attributable to our net loss of approximately $14.0 million, adjusted by non cash stock-based compensation of approximately $3.3 million and loss on disposal of subsidiaries of approximately $6.1 million. We had an increase in cash outflow of other receivables of approximately $1.7 million.

Investing Activities

Net cash provided by investing activities was approximately $0.5 million for the six months ended December 31, 2022 due to repayment of loan receivable of approximately $0.5 million from Wang Qinggang, a related party and cash inflow of $90,000 from the sale of property and equipment and purchase of equipment of approximately $151,000.

Net cash used in investing activities was approximately $2.2 million for the six months ended December 31, 2021 due to the acquisition of property and equipment of approximately $0.6 million, investment of approximately $0.2 million to a joint venture named LSM Trading Ltd., in which we hold a 40% of equity interest. We loaned Shanghai Baoyin Industrial Co., Ltd., a related party and made advance of approximately $1.5 million. The loan is unsecured and non-interest bearing.

Financing Activities

We did not have any financing activities for the six months ended December 31,2022.

Net cash provided by financing activities was approximately $14.4 million for the six months ended December 31, 2021 due to issuance of common stock to private investor approximately $4.6 million and proceeds from convertible notes of $10 million and repayment of Economic Injury Disaster Loan of $0.2 million.

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

As of December 31, 2022, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor and reconcile the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements;

●	Lack of proper procedures to maintain supporting documents for accounting records; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

In order to remediate the material weaknesses stated above, we intend to explore implementing additional policies and procedures, which may include:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring of CEO and CFO to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●	Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons of the fluctuations with further analysis. This should be done by CFO and reviewed by CEO, communicated with the Board;

●	Strengthening corporate governance;

●	Setting up policies and procedures for the Company’s related party identification to properly identify, record and disclose related party transactions; and

●	Setting up proper procedures for the Company’s fund disbursement process to ensure that cash is disbursed only upon proper authorization, for valid business purposes, and that all disbursements are properly recorded.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit
10.1	Form of Settlement Agreement by and between SOS Information Technology New York, Inc. and Thor Miner, Inc., the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (1)
31*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2023.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

March 6, 2023	By:	/s/ Jing Shan
Jing Shan
Chief Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)