Form 10-Q
period 2023-03-31
Singularity Future Technology Ltd.
filed 2023-05-15
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Company had 18,844,333 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Information.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2023	2022
Assets
Current assets
Cash	$21,609,701	$55,833,282
Cryptocurrencies	75,657	90,458
Accounts receivable, net	226,290	108,381
Other receivables, net	19,348	25,057
Advances to suppliers - third parties, net	102,403	36,540
Advances to suppliers - related party	-	6,153,546
Prepaid expenses and other current assets	455,025	365,913
Due from related party, net	292,195	-
Loan receivable-related parties, net	-	552,285
Total Current Assets	22,780,619	63,165,462

Property and equipment, net	495,329	548,956
Right-of-use assets, net	473,513	732,744
Other long-term assets - deposits	238,806	237,749
Investment in unconsolidated entity	-	162,829
Total Assets	$23,988,267	$64,847,740

Liabilities and Equity

Current Liabilities
Deferred revenue	$205,477	$6,955,577
Refund payable	-	13,000,000
Accounts payable	447,966	508,523
Accounts payable -related party	63,434	63,434
Lease liabilities - current	341,922	471,976
Taxes payable	3,535,928	3,457,177
Other payable -related party	110,842	-
Accrued expenses and other current liabilities	654,371	756,272
Convertible notes	5,000,000	-
Total current liabilities	10,359,940	25,212,959

Lease liabilities - noncurrent	356,221	846,871
Loan payable-noncurrent	-	5,000,000

Total liabilities	10,716,161	31,059,830

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 21,244,333 and 22,244,333 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	94,332,048	96,127,691
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(81,319,207)	(62,579,592)
Accumulated other comprehensive income	110,261	45,739
Total Stockholders' Equity attributable to controlling shareholders of the Company	15,458,064	35,928,800

Non-controlling Interest	(2,185,958)	(2,140,890)

Total Equity	13,272,106	33,787,910

Total Liabilities and Equity	$23,988,267	$64,847,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net revenues	$759,905	$971,747	$3,472,040	$2,829,682
Cost of revenues	(888,040)	(901,275)	(2,944,804)	(2,973,034)
Gross (loss) profit	(128,135)	70,472	527,236	(143,352)

Selling expenses	(39,661)	(131,404)	(93,884)	(403,025)
General and administrative expenses	(3,496,247)	(2,140,749)	(10,219,951)	(6,258,749)
Impairment loss of investment	(128,370)	-	(128,370)	-
Impairment loss of cryptocurrencies	-	(3,052)	(14,801)	(53,179)
Recovery (provision) for doubtful accounts, net	54,958	(669,189)	47,805	(530,311)
Stock-based compensation	-	(6,512,889)	(329,777)	(9,817,289)
Total operating expenses	(3,609,320)	(9,457,283)	(10,738,978)	(17,062,553)

Operating loss	(3,737,455)	(9,386,811)	(10,211,742)	(17,205,905)

Loss from disposal of subsidiary and VIE	-	-	-	(6,131,616)
Lawsuit settlement expenses	(8,400,491)	-	(8,400,491)	-
Other income (expenses), net	95,319	(35,709)	(24,161)	(117,944)

Net loss before provision for income taxes	(12,042,627)	(9,422,520)	(18,636,394)	(23,455,465)

Income tax expense	-	-	(103,426)	-

Net loss	(12,042,627)	(9,422,520)	(18,739,820)	(23,455,465)

Net (loss) income attributable to non-controlling interest	(119,860)	7,539	(205)	(303,651)

Net loss attributable to controlling shareholders of the Company.	$(11,922,767)	$(9,430,059)	$(18,739,615)	$(23,151,814)

Comprehensive loss
Net loss	$(12,042,627)	$(9,422,520)	$(18,739,820)	$(23,455,465)
Other comprehensive (loss) income - foreign currency	(90,435)	407,373	19,659	683,378
Comprehensive loss	(12,133,062)	(9,015,147)	(18,720,161)	(22,772,087)
Less: Comprehensive (loss) income attributable to non-controlling interest	(127,115)	151,576	(45,068)	(133,384)
Comprehensive loss attributable to controlling shareholders of the Company	$(12,005,947)	$(9,166,723)	$(18,675,093)	$(22,638,703)

Loss per share
Basic and diluted	$(0.56)	$(0.47)	$(0.88)	$(1.34)

Weighted average number of common shares used in computation
Basic and diluted	21,244,333	20,226,126	21,233,263	17,278,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be issued	deficit	loss	interest	Total
BALANCE, June 30, 2021 (Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Stock compensation issue to employee	-	-	1,020,000	2,927,400	-	-	-	-	-	2,927,400
Foreign currency translation	-	-	-	-	-	-	-	625,730	(7,969)	617,761
Net loss	-	-	-	-	-	-	(4,961,180)	-	(256,202)	(5,217,382)
BALANCE, September 30, 2021 (Restated)	-	-	16,152,113	85,483,100	2,334,962	-	(39,282,942)	(103,366)	(7,679,802)	40,751,952
Stock compensation issue to former director	-	-	100,000	377,000	-	-	-	-	-	377,000
Issuance of common stock to private investors	-	-	1,400,000	-	-	4,563,908	-	-	-	4,563,908
Foreign currency translation	-	-	-	-	-	-	-	(375,955)	34,199	(341,756)
Disposal of VIE and subsidiaries	-	-	-	-	-	-	-	-	5,919,050	5,919,050
Net loss	-	-	-	-	-	-	(8,760,575)	-	(54,988)	(8,815,563)
BALANCE, December 31, 2021 (Restated)	-	-	17,652,113	85,860,100	2,334,962	4,563,908	(48,043,517)	(479,321)	(1,781,541)	42,454,591
Issuance of common stock to private placement	-	-	2,328,807	5,961,911	-	-	-	-	-	5,961,911
Stock based compensation to employee	-	-	500,000	2,740,000	-	-	-	-	-	2,740,000
Stock based compensation to consultants	-	-	900,000	3,772,889	-	-	-	-	-	3,772,889
Cashless exercise of stock warrants	-	-	599,413	-	-	-	-	-	-	-
Issuance of common stock to private investors	-	-	-	4,563,908	-	(4,563,908)	-	-	-	-
Warrant repurchase	-	-	-	(7,948,000)	-	-	-	-	-	(7,948,000)
Foreign currency translation	-	-	-	-	-	-	-	263,336	144,037	407,373
Net loss	-	-	-	-	-	-	(9,430,059)	-	7,539	(9,422,520)
BALANCE, March 31, 2022	-	$-	21,980,333	$94,950,808	$2,334,962	$-	$(57,473,576)	$(215,985)	$(1,629,965)	$37,966,244

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	247,333	-	-	-	-	-	247,333
Foreign currency translation	-	-	-	-	-	-	-	153,999	(1,230)	152,769
Net loss	-	-	-	-	-	-	(3,084,352)	-	134,026	(2,950,326)
BALANCE, September 30, 2022	-	-	22,244,333	96,375,024	2,334,962	-	(65,663,944)	199,738	(2,008,094)	31,237,686
Stock based compensation to consultants	-	-	-	82,444	-	-	-	-	-	82,444
Foreign currency translation	-	-	-	-	-	-	-	(6,297)	(36,378)	(42,675)
Net loss	-	-	-	-	-	-	(3,732,496)	-	(14,371)	(3,746,867)
BALANCE, December 31, 2022	-	-	22,244,333	96,457,468	2,334,962	-	(69,396,440)	193,441	(2,058,843)	27,530,588
Cancellation of stock compensation	-	-	(1,000,000)	-	-	-	-	-	-	-
Cancellation of shares due to settlement	-	-	-	(2,125,420)	-	(3,728,807)	-	-	-	(2,125,420)
Foreign currency translation	-	-	-	-	-	-	-	(83,180)	(7,255)	(90,435)
Net loss	-	-	-	-	-	-	(11,922,767)	-	(119,860)	(12,042,627)
BALANCE, March 31, 2023	-	$-	21,244,333	$94,332,048	$2,334,962	(3,728,807)	$(81,319,207)	$110,261	$(2,185,958)	$13,272,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(18,739,820)	$(23,455,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	329,777	9,817,289
Depreciation and amortization	122,699	428,635
Non-cash lease expense	260,153	357,828
(Recovery) provision for doubtful accounts, net	(47,805)	530,311
(Gain) loss on disposal of ROU	(178,408)	-
Loss on disposal of fixed assets	(6,481)	56,827
Loss on disposal of subsidiaries	-	6,131,616
Impairment loss of investment	128,370	-
Impairment loss of cryptocurrencies	14,801	53,179
Investment loss from unconsolidated subsidiary	34,459	-
Changes in assets and liabilities
Accounts receivable	7,792	(68,739)
Other receivables	288,532	1,413,876
Advances to suppliers - third parties	(64,930)	436,678
Advances to suppliers - related party	6,153,546	(21,446,649)
Prepaid expenses and other current assets	(89,113)	(28,371)
Other long-term assets - deposits	317	(121,069)
Deferred revenue	(6,753,612)	26,656,890
Refund payable	(13,000,000)	13,000,000
Accounts payable	(79,874)	21,648
Taxes payable	(80,184)	133,239
Lease liabilities	(442,929)	(345,169)
Accrued expenses and other current liabilities	(118,694)	133,666
Net cash (used in) provided by operating activities	(32,261,404)	13,706,220

Investing Activities
Acquisition of property and equipment	(154,500)	(775,107)
Proceeds from disposal of property and equipment	90,000	-
Loan receivable-related parties	587,612	-
Investment in unconsolidated entity	-	(210,010)
Advance to related parties	(444,019)	(5,069,328)
Repayment from related parties	670,733	-
Net cash provided by (used in) investing activities	749,826	(6,054,445)

Financing Activities
Repayment of loan payable	-	(155,405)
Proceeds from issuance of common stock	-	10,525,819
Proceeds from convertible notes	-	10,000,000
Repayment of convertible notes	-	(5,000,000)
Payment of legal settlement to cancel shares	(2,125,420)	-
Warrant repurchase	-	(7,948,000)
Net cash (used in) provided by financing activities	(2,125,420)	7,422,414

Effect of exchange rate fluctuations on cash	(586,583)	434,900

Net (decrease) increase in cash	(34,223,581)	15,509,089

Cash at beginning of period	55,833,282	44,837,317

Cash at end of period	$21,609,701	$60,346,406

Supplemental information
Interest paid	$-	$2,404

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$1,384,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2023

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is a global logistics integrated solution provider that was incorporated in the United States in 2001. On September 18, 2007, the Company amended its Articles of Incorporation and Bylaws to merge into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. The Company primarily focuses on providing logistics and support to businesses in the Peoples’ Republic of China (“PRC”) and the United States. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its expanded operations into the digital assets business.

The Company conducts its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong) and the United States, where the majority of its clients are located. For the nine months ended March 31, 2023, the Company operated in two segments: (1) freight logistics services, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States. For the three months ended March 31, 2023, the Company did not sell crypto-mining machines. On Feb 27, 2023, Ningbo Saimeinuo Supply Chain Management Ltd. changed its name to Ningbo Saimeinuo Web Technology Ltd. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China.

The outbreak of the novel coronavirus (COVID-19) starting in late January 2020 in the PRC spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China and the U.S., the Company’s business, results of operations, and financial condition have been adversely affected. In early December 2022, Chinese government eased the strict control measures for COVID-19, which led to a surge in increased infections and disruption in our business operations. Any future impact of COVID-19 on our operating results in China will depend on, to a large extent, future developments and new information that may emerge regarding the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

As of March 31, 2023, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	Incorporated on September 22, 2008	100% owned by the Company
	●	No material operations
	●	A Hong Kong corporation

Name	Background		Ownership
Thor Miner Inc. (“Thor Miner”)	●	A Delaware corporation	51% owned by the Company
	●	Incorporated on October 13, 2021
	●	Primarily engaged in sales of crypto mining machines

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Ningbo Saimeinuo Web Technology Ltd. (“SGS Ningbo”)	●	A PRC limited liability company	100% owned by SGS NY
	●	Incorporated on September 11,2017
	●	Primarily engaged in freight logistics services

Blumargo IT Solution Ltd. (“Blumargo”)	●	A New York corporation	100% owned by SGS NY
	●	Incorporated on December 14, 2020
	●	No material operations

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19,2021
	●	Primarily engaged in warehouse house related services

Phi Electric Motor In. (“Phi”)	●	A New York corporation	51% owned by SGS NY
	●	Incorporated on August 30, 2021
	●	No operations

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	●	A New York corporation	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022
	●	Incorporated on December 23, 2021
	●	No material operations

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

Prior to December 31, 2021, Sino-Global Shipping Agency Ltd. (“Sino-China”) was considered a Variable Interest Entity (“VIE”), with the Company as the primary beneficiary. The Company, through Trans Pacific Beijing, entered into certain agreements with Sino-China, pursuant to which the Company received 90% of Sino-China’s net income.

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

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Shanghai report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in Hong Kong dollars (“HKD”). The accompanying consolidated unaudited condensed financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of March 31, 2023 and June 30, 2022 and for the three and nine months ended March 31, 2023 and 2022 are as follows:

	March 31, 2023	June 30, 2022	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2023 Profit/Loss	2022 Profit/Loss	2023 Profit/Loss	2022 Profit/Loss
RMB:1USD	6.8689	6.6994	6.8423	6.3483	6.9321	6.4048
HKD:1USD	7.8500	7.8474	7.8386	7.8044	7.8369	7.7906

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of March 31, 2023 and June 30, 2022, cash balances of $96,790 and $143,044, respectively, were maintained at financial institutions in the PRC. $10,212 and nil of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, March 31, 2023 and June 30, 2022, cash balances of $21,503,288 and $55,636,636, respectively, were maintained at U.S. financial institutions. $20,173,927 and $53,869,575 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2023 and June 30, 2022, cash balances of $7,605 and $51,701, respectively, were maintained at financial institutions in Hong Kong and were insured by the Hong Kong Deposit Protection Board. As of March 31, 2023 and June 30, 2022, cash balances of nil and $192, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of March 31, 2023 and June 30, 2022, amount of deposits the Company had covered by insurance amounted to $1,423,544 and $1,961,997, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

Cryptocurrencies are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and nine months ended March 31, 2023 and 2022, no impairments were recorded.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd. (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2022, the Company invested $210,000 and recorded $47,181 investment loss. The joint venture has not started its operations due to COVID-19. Due to continuing loss of the investee, we determined the loss is other than temporary and provided full impairment of our equity investment. The Company recorded nil and $34,458 investment loss and $128,370 impairment loss for the three and nine months ended March 31, 2023.

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

For the Company’s freight logistic, the Company provides transportation services which include mainly shipping services. The Company derives transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer are fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. The Company’s revenues are recognized at a point in time after all performance obligations were satisfied

For the Company’s warehouse services, which are included in the freight logistic services, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to warehousing, collection, first-mile delivery, drop shipping, customs clearance packaging, etc. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

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

For the nine months ended March 31, 2023, the Company engaged in resale of cryptocurrency mining equipment. For the three months ended March 31, 2023, the Company did not sell crypto-mining machines.

On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sale Agreement with SOS Information Technology New York Inc. (the “Buyer”). Pursuant to the Purchase and Sale Agreement, Thor Miner agreed to sell and the Buyer agreed to purchase certain cryptocurrency mining equipment.

The Company’s performance obligation was to deliver products according to contract specifications. The Company recognizes product revenue at a point in time when the control of products or services are transferred to customers. To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in ASC 606-10-55-39.

In general, revenue was recognized on a gross basis when the Company controls the products as it has the obligation to (i) fulfill the products delivery and custom clearance (ii) bear any inventory risk as legal owners. In addition, when establishing the selling prices for delivery of the resale products, the Company has control to set its selling price to ensure it would generate profit for the products delivery arrangements. If the Company is not responsible for provision of product and does not bear inventory risk, the Company recorded revenue on a net basis.

For the nine months ended March 31, 2023, the Company recognized the sale of cryptocurrency mining equipment based on net basis as the manufacturer of the products was responsible for shipping and custom clearing for the products. For the three months ended March 31, 2023, the Company did not recognize any sale of cryptocurrency mining equipment.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $205,477 and $6,955,577 as of March 31, 2023 and June 30, 2022, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Sale of crypto mining machines	$-	$-	$732,565	$-
Freight logistics services	759,905	971,747	2,739,475	2,829,682
Total	$759,905	$971,747	$3,472,040	$2,829,682

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
PRC	$535,037	$648,964	$1,695,858	$2,242,296
U.S.	224,868	322,783	1,776,182	587,386
Total revenues	$759,905	$971,747	$3,472,040	$2,829,682

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2023 and June 30, 2022.

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

In addition, under the PRC regulations, the Company’s PRC subsidiaries are required to pay city construction tax (7%) and education surcharges (3%) based on the net VAT payments.

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

For the three and nine months ended March 31, 2023 and 2022, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and the workforce are concentrated in China and United States, the Company’s business, results of operations, and financial condition have been adversely affected for the three and nine months ended March 31, 2023. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on the business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

(r) Disposal of subsidiaries and VIE

On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Beijing. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. On March 14, 2022, the Company discontinued its subsidiary Sino-Global Shipping Canada, Inc., no gain or loss was recognized in the deconsolidation. In November 2022, the Company dissolved its subsidiary Sino-Global Shipping Australia Pty Ltd., no material gain or loss was recognized.

Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as a discontinued operation.

Net assets of the entities disposed and loss on disposal was as follows:

	For the three and nine months ended
	March 31, 2022
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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	March 31,	June 30,
	2023	2022
Beginning balance	$90,458	$261,338
Receipt of cryptocurrencies from mining services	-	-
Impairment loss	(14,801)	(170,880)
Ending balance	$75,657	$90,458

The Company recorded nil and a $14,801 impairment loss for the three and nine months ended March 31, 2023, respectively. The Company recorded $3,052 and $53,179 impairment losses for the three and nine months ended March 31, 2022, respectively.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2023	2022
Trade accounts receivable	$3,591,664	$3,521,491
Less: allowances for credit losses	(3,365,374)	(3,413,110)
Accounts receivable, net	$226,290	$108,381

Movement of allowance for credit losses are as follows:

	March 31,	June 30,
	2023	2022
Beginning balance	$3,413,110	$3,475,769
Provision for credit losses, net of recovery	(7,357)	257
Exchange rate effect	(40,379)	(62,916)
Ending balance	$3,365,374	$3,413,110

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	March 31,	June 30,
	2023	2022
Advances to customers*	$4,186,368	$3,943,547
Employee business advances	19,014	23,768
Total	4,205,382	3,967,315
Less: allowances for credit losses	(4,186,034)	(3,942,258)
Other receivables, net	$19,348	$25,057

*	In fiscal year 2019 and 2020, the Company entered into contracts with several customers where the Company’s services included both freight charge and cost of commodities to be shipped to customers’ designated locations. The terms of the contracts required the Company to prepay the commodities. The Company prepaid for the commodities and reclassified the payment as other receivables as the payments were paid on behalf of the customers. These payments will be repaid to the Company when either the contract is executed or the contracts are terminated by either party. The customers were negatively impacted by the pandemic and required additional time to execute the contracts, due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided full allowance due to contract delay during the fiscal year ended June 30, 2020. The Company subsequently recovered $1,934,619 in fiscal year 2022.

Movement of allowance for doubtful accounts are as follows:

	March 31,	June 30,
	2023	2022
Beginning balance	$3,942,258	$6,024,266
Recovery of doubtful accounts	-	(1,934,619)
Exchange rate effect	243,776	(147,389)
Ending balance	$4,186,034	$3,942,258

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2023	2022
Freight fees (1)	$402,403	$336,540
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$102,403	$36,540

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2023 to March 31, 2023. As of March 31, 2023 and June 30, 2022, the Company provided an allowance of $300,000.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2023	2022
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	443,096	353,984
Total	$455,025	$365,913

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2023	2022
Rental and utilities deposits	$247,420	$246,581
Less: allowances for deposits	(8,614)	(8,832)
Other long-term assets- deposits, net	$238,806	$237,749

Movements of allowance for deposits are as follows:

	March 31,	June 30,
	2023	2022
Beginning balance	$8,832	$3,177,127
Less: Write-off	-	(3,173,408)
Exchange rate effect	(218)	5,113
Ending balance	$8,614	$8,832

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31,	June 30,
	2023	2022
Motor vehicles	$585,961	$715,571
Computer equipment	121,016	117,397
Office equipment	69,356	67,139
Furniture and fixtures	536,227	390,093
System software	108,809	111,562
Leasehold improvements	809,218	829,687
Mining equipment	922,438	922,438

Total	3,153,025	3,153,887

Less: Impairment reserve	(1,200,994)	(1,236,282)
Less: Accumulated depreciation and amortization	(1,456,702)	(1,368,649)
Property and equipment, net	$495,329	$548,956

Depreciation and amortization expenses for the three months ended March 31, 2023 and 2022 were $42,569 and $150,118, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2023 and 2022 were $122,699 and $428,635, respectively. No impairment loss was recorded for the three and nine months ended March 31, 2023 and 2022. For the three and nine months of March 31, 2023, the Company disposed of vehicles having a net cost of $83,519, resulting in a gain on disposal of fixed assets of $6,481.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	June 30,
	2023	2022
Salary and reimbursement payable	$186,066	$305,423
Professional fees and other expense payable	125,544	305,264
Interest payable	321,310	136,379
Others	21,451	9,206
Total	$654,371	$756,272

Note 11. CONVERTIBLE NOTES

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes carried interest of 5% annually and could be converted into shares of the Company’s common stock, no par value per share at a conversion price of $3.76 per share, the closing price of the common stock on December 17, 2021. The Convertible Notes are unsecured senior obligations of the Company, and the maturity date of the Convertible Notes is December 18, 2023. The Company may repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment. The Company may make any repayment of principal and interest in (a) cash, (b) common stock at the conversion price or (c) a combination of cash or common stock at the conversion price.

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

On March 8, 2022, the Company amended and restated the terms of the Convertible Note and issued the Amended and Restated Senior Convertible Notes (the “Amended and Restated Convertible Notes”) to the investors to change the principal amount of such notes to an aggregate principal amount of $5,000,000.

The terms of the Amended and Restated Convertible Notes are the same as that of the original Convertible Notes, except for the reduced principal amount and the waiver of interest for the $5,000,000 payment made on March 8, 2022.

For the three and nine months ended March 31, 2023, interest expenses related to the aforementioned notes amounted to $61,345 and $184,932, respectively. For the three and nine months ended March 31, 2022, interest expenses related to the aforementioned notes amounted to $60,959 and $69,178, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of March 31, 2023, ROU assets and lease liabilities amounted to $473,513 and $698,143 (including $341,922 from lease liabilities current portion and $356,221 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.63%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.40 years.

For the three months ended March 31, 2023 and 2022, rent expense amounted to approximately $264,000 and $102,000, respectively. For the nine months ended March 31, 2023 and 2022, rent expense amounted to approximately $411,000 and $358,000, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending March 31,	Operating Lease Amount

2024	$405,395
2025	238,752
2026	113,687
2027	38,267
Total lease payments	796,101
Less: Interest	(97,958)
Present value of lease liabilities	$698,143

Note 13. EQUITY

Stock issuances:

On December 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with non-U.S. accredited investors pursuant to which the Company sold an aggregate of 3,228,807 shares of common stock, no par value, and warrants to purchase 4,843,210 shares. The purchase price for each share of common stock and one and a half warrants was $3.26, and the exercise price per warrant is $4.00. The Company received net proceed of $10,525,819 and issued 3,228,807 shares of common stock and 4,843,210 warrants. In connection with the issuance, the Company issued 500,000 shares to a consultant that assisted the Company in finding potential investors.

The warrants will be exercisable at any time during the Exercise Window. The “Exercise Window” means the period beginning on or after June 14, 2022 and ending on or prior to 5:00 p.m. (New York City time) on December 13, 2026 but not thereafter; subject to that the total number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock shall equal or exceed $150,000,000 for a three consecutive month period prior to an exercise.

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

On January 7, 2022, the Company wired the purchase price to each Seller. The Warrants were deemed cancelled upon the receipt by the Sellers of the purchase price.

On January 9, 2023, the Company entered into an Executive Separation Agreement and General Release (the “Separation Agreement”), with Lei Cao, an employee and a member of the Board of Directors of the Company (the “Board”), setting forth the terms and conditions related to (1) the termination of Mr. Cao’s employment with the Company and the termination of the employment agreement dated as of November 1, 2021 as well as cancellation and/or termination of certain other agreements relating to Mr. Cao’s employment with the Company; and (2) Mr. Cao’s resignation from the Board, effective as of January 9, 2023.

Pursuant to the Separation Agreement, Mr. Cao submitted a letter of resignation to the Board on January 9, 2023. In addition, he agreed to forfeit and return to the Company the 600,000 shares of Common Stock granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company (the “2021 Shares”). Mr. Cao also agreed to cooperate with the Company regarding certain investigations and proceedings set forth in the Separation Agreement, and/or any other matters arising out of or related to Mr. Cao’s relationship with or service to the Company. In consideration, the Company agreed to provide the following benefits to which Mr. Cao was not otherwise entitled: (1) payment of reasonable attorneys’ fees and costs incurred by Mr. Cao up through January 9, 2023 associated with Mr. Cao’s personal legal representation in matters relating to Mr. Cao’s tenure with the Company, the investigations and proceedings set forth in the Separation Agreement, and the negotiation and drafting of the Separation Agreement; (2) the release of claims in Mr. Cao’s favor contained in the Separation Agreement; and (3) payment of Mr. Cao’s reasonable and necessary legal fees to the extent incurred by Mr. Cao as a result of his cooperation as required by the Company under the terms of the Separation Agreement. Additionally, the Separation Agreement contains mutual general releases and waiver of claims from Mr. Cao and the Company.

On December 19, 2022, and December 27, 2022, the Company entered into a cancellation agreement and a letter confirming the rescission of the grant of the shares to Yang Jie and Jing Shan, respectively, pursuant to which Yang Jie and Jing Shan returned 300,000 shares and 100,000 shares of Common Stock, respectively, to the Company at no cost. Such shares were previously issued to each of them for his/her services as an officer of the Company. The cancellation of such shares has been completed.

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2023:

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2022	12,191,824	$4.37
Issued	-	-
Exercised	-	-
Repurchased	-	-
Warrants outstanding, as of March, 31, 2023	12,191,824	$4.37
Warrants exercisable, as of March, 31, 2023	12,191,824	$4.37

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	0.45 years
2020 warrants, 2,922,000	181,000	$1.83	2.42 years
2021 warrants, 11,088,280	11,907,490	$4.94	3.31 years

Stock-based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “Plan”) to, including (i) a one-time stock award grant of 600,000 shares to Chief Executive Officer, Lei Cao, (ii) a one-time stock award grant of 200,000 shares to acting Chief Financial Officer, Tuo Pan, (iii) a one-time stock award grant of 160,000 shares to Board member, Zhikang Huang, (iv) a one-time stock award grant of 20,000 shares to Board member, Jing Wang, (v) a one-time stock award grant of 20,000 shares to Board member, Xiaohuan Huang, and (vi) a one-time stock award grant of 20,000 shares to Board member, Tieliang Liu. The shares were valued at an aggregate of $2,927,400 based on the grant date fair value of such shares.

On November 18, 2021, Mr. Jing Wang retired from his position as a member of the Board, the Chairperson of the Compensation Committee, a member of Nominating/Corporate Governance Committee, and a member of the Audit Committee. In connection with Mr. Wang’s retirement, the Company granted Mr. Wang 100,000 shares of common stock under the Company’s 2021 stock incentive plan, which shares were valued at $377,000 based on the grant date fair value.

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). The total fair value of the grants amounted to $2,740,000 based on the grant date share price of $5.48. On December 27, 2022 and December 19, 2022, Jing Shan and Yang Jie each signed a cancellation agreement to return 100,000 and 300,000 share, respectively, to the Company for cancellation for no consideration. The cancellation agreements and the cancellation of shares underlying thereunder were ratified and approved by the Board on January 19, 2023. As of March 31, 2023, the 300,000 shares issued to Mr. Jie and the 100,000 shares issued to Ms. Shan were cancelled.

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will issue to the consultant 100,000 shares of the Company’s common stock and pay a monthly fee of $10,000. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract was nil and $329,777 for the three and nine months ended March 31, 2023.

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

Pursuant to the Separation Agreement, Mr. Cao submitted a letter of resignation to the Board on January 9, 2023. In addition, he agreed to forfeit and return to the Company the 600,000 shares of common stock of the Company granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company (the “2021 Shares”). Mr. Cao also agreed to cooperate with the Company regarding certain investigations and proceedings set forth in the Separation Agreement, and/or any other matters arising out of or related to Mr. Cao’s relationship with or service to the Company. In consideration, the Company agreed to provide the following benefits to which Mr. Cao was not otherwise entitled: (1) payment of reasonable attorneys’ fees and costs incurred by Mr. Cao up through January 9, 2023 associated with Mr. Cao’s personal legal representation in matters relating to Mr. Cao’s tenure with the Company, the investigations and proceedings set forth in the Separation Agreement, and the negotiation and drafting of the Separation Agreement; (2) the release of claims in Mr. Cao’s favor contained in the Separation Agreement; and (3) payment of Mr. Cao’s reasonable and necessary legal fees to the extent incurred by Mr. Cao as a result of his cooperation as required by the Company under the terms of the Separation Agreement. Additionally, the Separation Agreement contains mutual general releases and waiver of claims from Mr. Cao and the Company. The 600,000 shares were cancelled as of March 31, 2023.

During the three months ended March 31, 2023 and 2022, nil and $6,512,889 were recorded as stock-based compensation expense, respectively. During the nine months ended March 31, 2023 and 2022, $329,777 and $9,817,289 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2022	2,000	$10.05
Granted	-	-
Exercised	-	-
Cancelled, forfeited or expired	(2,000)	10.05
Options outstanding, as of March 31, 2023	-	$-
Options exercisable, as of March 31, 2023	-	$-

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2023	2022
Trans Pacific Shanghai	$(1,595,689)	$(1,521,645)
Thor Miner	(729,890)	(486,942)
Brilliant Warehouse	139,621	(132,303)
Total	$(2,185,958)	$(2,140,890)

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

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of State of New York and a wholly owned subsidiary of SOS Ltd., filed lawsuit in the New York State Supreme Court on December 9, 2022 against Thor Miner, Inc., which is Singularity’s joint venture (“Thor Miner”), the Company, and, together with Thor Miner, referred to as the “Corporate Defendants”), Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (jointly referred to as the “Individual Defendants”) (collectively, the Individual Defendants and the Corporate Defendants are the “Defendants”). SOSNY and Thor Miner entered into a January 10, 2022 Purchase and Sale Agreement (the “PSA”) for the purchase of $200,000,000 in crypto mining rigs, which SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an Effective Date of December 28, 2022 (“Settlement Agreement”). Pursuant to the Settlement Agreement, Thor Miner agreed to pay a sum of thirteen million in U.S. dollars ($13,000,000) (the “Settlement Payment”) to SOSNY in exchange for SOSNY dismissing the lawsuit with prejudice as to the settling Defendants and without prejudice as to all others. The full Settlement Payment was received by SOSNY on December 28, 2022. SOSNY dismissed the lawsuit with prejudice against the Company (and other Defendants) on December 28, 2022.

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

On January 10, 2023, St. Hudson lawsuit was consolidated with this lawsuit and Hexin lawsuit and on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes. The Company, Yang Jie, Jing Shan, and the plaintiffs of the above three actions entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023, pursuant to which the Company agreed to pay the sum of $10,525,910.82. Plaintiffs in the actions agreed to discharge and forever release the defendants in the actions from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company has no role or knowledge as to how the settlement payment will be allocated between and among the plaintiffs. The Company paid the settlement payment on March 14, 2023.

In addition, the plaintiffs agreed to irrevocably forfeit 3,728,807 shares of Common Stock they hold. The cancellation of 2,400,000 shares has been completed, while the cancellation of the remaining 1,328,807 shares is still in processing. The fair value of the shares was $2,125,420 at March 10, 2023, the settlement amount over the fair value of the shares to be cancelled is recorded as other expenses in the Company’s consolidated statement of operations.

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

The Company’s income tax expenses for three and nine months ended March 31, 2023 and 2022 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2023	2022	2023	2022
Current
U.S.	$-	$-	$103,426	$-
PRC	-	-	-	-
Total income tax expenses	-	-	103,426	-

The Company’s deferred tax assets are comprised of the following:

	March 31, 2023	June 30, 2022
Allowance for doubtful accounts
U.S.	$608,000	$617,000
PRC	1,783,000	1,830,000

Net operating loss
U.S.	8,943,000	4,628,000
PRC	1,409,000	1,283,000
Total deferred tax assets	12,743,000	8,358,000
Valuation allowance	(12,743,000)	(8,358,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. During the three and nine months ended March 31, 2023, approximately $13,300,000 and $20,500,000 of NOL was generated and the tax benefit derived from such NOL was approximately $2,793,000 and $4,300,000. As of March 31, 2023, the Company’s cumulative NOL amounted to approximately $42,600,000, which may reduce future federal taxable income, of which approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely.

The Company’s operations in China incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022 which was mainly from net loss. During the three and nine months ended March 31, 2023, additional NOL of approximately nil and $303,000 was generated. As of March 31, 2023, the Company’s cumulative NOL amounted to approximately $5,634,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of March 31, 2023. The net increase in valuation for the three months and nine months ended March 31, 2023 amounted to approximately $2,921,000 and $4,385,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2023	2022
VAT tax payable	$1,138,951	$1,098,862
Corporate income tax payable	2,338,908	2,295,803
Others	58,069	62,512
Total	$3,535,928	$3,457,177

Note 17. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2023, one customer accounted for approximately 70.5% of the Company’s gross revenues, respectively.

For the three months ended March 31, 2022, two customers accounted for approximately 66.5% and 33.2% of the Company’s revenues.

For the nine months ended March 31, 2023, two customers accounted for 17.3% and 71.5% of the Company’s gross revenues.  As of March 31, 2023, three customers accounted for 10.8%, 15.6% and 40.4% of the Company’s accounts receivable, net.

For the nine months ended March 31, 2022, three customers accounted for approximately 59.4%, 20.8% and 11.9% of the Company’s revenues, respectively. As of March 31, 2022, three customers accounted for approximately 41.2%, 18.3% and 12.9% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended March 31, 2023, three suppliers accounted for approximately 55.1%, 21.1% and 18.7% of the total gross purchases.

For the three months ended March 31, 2022, three suppliers accounted for approximately 41.8%, 27.2% and 11.7% of the total costs of revenue.

For the nine months ended March 31, 2023, one supplier accounted for approximately 67.6% of the gross purchases.

For the nine months ended March 31, 2022, three suppliers accounted for approximately 37.9%, 18.9% and 14.7% of the total cost of revenues.

Note 18. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. For the nine months ended March 31, 2023, the Company operated in two segments: (1) freight logistics services, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the three months ended March 31, 2023, the Company did not sell crypto-mining machines. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China, including but not limited to the marketing approach of media redirecting.

The following tables present summary information by segment for the three and nine months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31, 2023
	Freight Logistics Services	Total
Net revenues	$759,905	$759,905
Cost of revenues	$888,040	$888,040
Gross profit	$(128,135)	$(128,135)
Depreciation and amortization	$42,569	$42,569
Total capital expenditures	$3,534	$3,534
Gross margin%	(16.9)%	(16.9)%

	For the Three Months Ended March 31, 2022
	Freight Logistics Services	Total
Net revenues	$971,747	$971,747
Cost of revenues	$901,275	$901,275
Gross profit	$70,472	$70,472
Depreciation and amortization	$150,118	$150,118
Total capital expenditures	$151,021	$151,021
Gross margin%	7.3%	7.3%

	For Nine Months Ended March 31, 2023
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$2,739,475	$732,565	$3,472,040
Cost of revenues	$2,944,804	$-	$2,944,804
Gross profit	$(205,329)	$732,565	$527,236
Depreciation and amortization	$101,970	$20,729	$122,699
Total capital expenditures	$154,500	$-	$154,500
Gross margin%	(7.5)%	100.0%	15.2%

	For the Nine Months Ended March 31, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$2,829,682	$-	$2,829,682
Cost of revenues	$2,973,034	$-	$2,973,034
Gross profit	$(143,352)	$-	$(143,352)
Depreciation and amortization	$428,635	$-	$428,635
Total capital expenditures	$775,107	$-	$775,107
Gross margin%	(5.1)%	-%	(5.1)%

Total assets as of:

	March 31,	June 30,
	2023	2022
Freight Logistic Services	$21,406,702	$44,058,444
Sale of crypto mining machines	2,581,565	20,789,296
Total Assets	$23,988,267	$64,847,740

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
PRC	$535,037	$648,964	$1,695,858	$2,242,296
U.S.	224,868	322,783	1,776,182	587,386
Total revenues	$759,905	$971,747	$3,472,040	$2,829,682

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	March 31,	June 30,
	2023	2022
Bitcoin mining hardware and other equipment (1)	$-	$6,153,546
Total advances to suppliers-related party	$-	$6,153,546

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sales Agreement (“PSA”) with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order and no prepayment as of March 31, 2023.

The Company shipped $1,325,520 of products of for the year ended June 2022 and $6,153,546 from July 2022 to March 31, 2023.

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

As of December 22, 2022, the balance of advances to HighSharp and deposits from SOSNY amounted to $27,927,583 and $40,560,569, respectively. Thor Miner paid $13.0 million on December 23, 2022 to SOSNY which was received by SOSNY on December 28, 2022. Thor Miner wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp resulted in net bad debt expenses of $367,014.

Due from related party, net

As of March 31, 2023 and June 30, 2022, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2023	2022
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$659,507	$415,412
Shanghai Baoyin Industrial Co., Ltd (2)	1,311,637	1,306,004
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao (5)	13,902	54,860
Less: allowance for doubtful accounts	(2,366,275)	(2,449,700)
Total	$292,195	$-

(1)	As of March 31, 2023 and June 30, 2022, the Company advanced approximately $0.7 million to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. There has been no change in the balance other than changes as a result of changes in exchange rates. In December 2022, the Company further advanced approximately $0.4 million to Zhejiang Jinbang. During three months ended March 31, 2023, the Company further advanced approximately $0.4 million to Zhejiang Jinbang and Zhejiang Jinbang repaid approximately $0.5 million.

(2)	As of March 31, 2023, the Company advanced approximately $1.3 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. During three months ended March 31, 2023, the Company further advance approximately $38,000 to Shanghai Baoyin.

(3)	As of March 31, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)

On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the year ended June 30, 2022.

(5)	The amount represents business advance to Mr. Lei Cao, the former Chairman of the Board. During the three months ended March 31, 2023, Lei Cao repaid approximately $54,000, of which approximately $13,000 additional payment was recognized as nonoperating income. The Company provided full credit losses for the remaining balance of the receivable.

Loan receivable- related parties

As of March 31, 2023 and June 30, 2022, the outstanding loan receivable from related parties consists of the following:

	March 31,	June 30,
	2023	2022
Qinggang Wang (1)	$-	$552,285

(1)	On June 10, 2021, the Company entered into a loan agreement with Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing for loan amounts up to $630,805 (RMB 4 million). In February 2022, Qinggang Wang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $552,285 (RMB 3,700,000) was loaned to Qinggang Wang with due date of June 7, 2024. $70,265 (RMB 0.5 million) was returned in September 2022 and approximately $0.4 million (RMB 3.2 million) was returned in December 2022.

Accounts payable- related parties

As of March 31, 2023 and June 30, 2022, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Other payable- related parties

As of March 31, 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $110,842. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On April 18, 2023, the Company entered into an employment agreement with Mr. Ziyuan Liu and appointed him as the chief executive officer (the “CEO”) of the Company, effective immediately, with a term of one year. Under the employment agreement, Mr. Liu’s compensation shall consist of an annual base salary of $240,000 in cash, and a discretionary annual bonus. Before joining the Company, Mr. Liu served as the manager of the North American market development department in Fulongma Group Co., Ltd., a comprehensive environmental sanitation solutions provider in China, from July 2022 to April 2023. Prior to that, he worked for Ningbo Shunxiang Group Co., Ltd., a polyester film manufacturer in China, as the chief operating officer from July 2019 to July 2022. From July 2018 to June 2019, he served as the project manager for Shouhang New Energy, a solar photovoltaics and energy storage solutions supplier in China. Prior to that, he worked for Hongkun Group, a real estate developer based in China, as the general manger for the Shenzhen area from July 2015 to June 2018. Mr. Liu graduated from Wuhan Institute of Technology with a major in project management.

On May 1, 2023, Singularity Future Technology Ltd. (the “Company”) entered into an employment agreement with Mr. Dianjiang Wang and appointed him as the chief financial officer of the Company, effective immediately, with a term of one year. Under the employment agreement, Mr. Wang’s compensation shall consist of an annual base salary of $60,000, and a discretionary annual bonus. The employment agreement is filed herewith as Exhibit 10.1.

On May 1, 2023, pursuant to the bylaws of the Company, our board of directors (the “Board”) elected (i) Mr. Ziyuan Liu as a Class I director to serve until the annual meeting of stockholders for the fiscal year 2022, to fill the vacancy on the Board resulting from the resignation of Mr. Yang Jie, (ii) Mr. Haotian Song as a Class II director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Lei Cao, and (iii) Ms. Ling Jiang as a Class III independent director, Chairwoman of the Compensation Committee, a member of the Audit Committee, and a member of the Nominating and Corporate Governance Committee to serve until the annual meeting of stockholders for the fiscal year 2024, to fill the vacancy on the Board resulting from the resignation of Mr. John F. Levy. Ms. Ling Jiang’s compensation shall consist of an annual base salary of $50,000 for her services as a director and committee member. Mr. Ziyuan Liu and Mr. Haotian Song will not receive any compensation for their services as directors of the Company.

On May 2, 2023, the Board elected Mr. Ziyuan Liu as the new chairman of the Board.

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

For the nine months ended March 31, 2023, the Company operated in two segments: (1) freight logistics services, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States. For the three months ended March 31, 2023, the Company did not sell crypto-mining machines. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China, including but not limited to marketing approach of media redirecting.

Recent Developments

On September 23, 2022, Hexin Global Limited, a British Virgin Islands corporation (“Hexin”) and Viner Total Investments Fund, a Cayman Islands corporation (together with Hexin, the “Hexin Plaintiffs”) filed a lawsuit in the Southern District of New York captioned Hexin Global Limited, et al. v. Singularity Future Technology, Ltd., et al., Case No. 22-cv-08160-LJL, against Singularity Future Technology Ltd. (the “Company”), Yang “Leo” Jie (“Jie”), Jing “Angela” Shan (“Shan”), Tuo “Tina” Pan, and Lei Cao (collectively, the “Defendants”) (the “Hexin Action”). On October 6, 2022, Jinhe Capital Limited, a British Virgin Islands corporation (“Jinhe”) filed a lawsuit in the Southern District of New York against the Company captioned Jinhe Capital Limited v. Singularity Future Technology, Ltd., Case No. 22-cv-08538-LJL (the “Jinhe Action”). On December 22, 2022, St. Hudson Group LLC, a Delaware limited liability company, Imperii Strategies LLC, a Delaware limited liability company, Isyled Technology Limited, a Hong Kong company, and HSQYNM Family Inc., a New York corporation (together with Jinhe and the Hexin Plaintiffs, the “Plaintiffs”) filed a lawsuit in the Southern District of New York against the Defendants captioned St. Hudson Group LLC, et al. v. Singularity Future Technology Ltd., et al., Case No. 22-cv-10290-LJL (together with the Jinhe Action and Hexin Action, the “Actions”).

The Company, Shan, and the Plaintiffs entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023 (the “Settlement Agreement”). Jie also executed the Settlement Agreement. Pursuant to the Settlement Agreement, the Company agreed to pay a sum of ten million five hundred twenty-five thousand nine hundred and ten dollars and eighty-two cents in U.S. dollars ($10,525,910.82, the “Settlement Payment”). Plaintiffs in the Actions agreed to discharge and forever release the Defendants in the Actions from all claims that were or could have been raised in those Actions, as well as dismissal of each of the Actions with prejudice. The Company has no role or knowledge as to how the Settlement Payment will be allocated between and among the Plaintiffs.

The Settlement Payment was paid on March 14, 2023.

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

Pursuant to the Separation Agreement, Mr. Cao submitted a letter of resignation from the Board on January 9, 2023. In addition, he agreed to forfeit and return to the Company the 600,000 shares of Common Stock granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company (the “2021 Shares”). Mr. Cao also agreed to cooperate with the Company regarding certain investigations and proceedings set forth in the Separation Agreement, and/or any other matters arising out of or related to Mr. Cao’s relationship with or service to the Company. In consideration, the Company agreed to provide the following benefits to which Mr. Cao was not otherwise entitled: (1) payment of reasonable attorneys’ fees and costs incurred by Mr. Cao up through January 9, 2023 associated with Mr. Cao’s personal legal representation in matters relating to Mr. Cao’s tenure with the Company, the investigations and proceedings set forth in the Separation Agreement, and the negotiation and drafting of the Separation Agreement; (2) the release of claims in Mr. Cao’s favor contained in the Separation Agreement; and (3) payment of Mr. Cao’s reasonable and necessary legal fees to the extent incurred by Mr. Cao as a result of his cooperation as required by the Company under the terms of the Separation Agreement. Additionally, the Separation Agreement contains mutual general releases and waiver of claims from Mr. Cao and the Company.

On January 17, 2023, John Levy and Heng Wang were appointed as non-executive chairman and vice chairman of the Board, respectively.

On December 19, 2022, and December 27, 2022, the Company entered into a cancellation agreement and a letter confirming the rescission of the grant of the shares with each of Yang Jie and Jing Shan, pursuant to which Yang Jie and Jing Shan agreed to return 300,000 shares and 100,000 shares of Common Stock, respectively, to the Company for cancellation at no cost. Such shares were previously issued to each of them for his/her services as an officer of the Company. The shares were cancelled as of the date of this report.

On February 23, 2023, John Levy tendered his resignation from his positions as a member of the Board and the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, effective immediately.

As previously reported, on May 6, 2022, the Board formed a special committee to investigate claims of alleged fraud, misrepresentation, inadequate disclosure, and other related matters related to the Company and certain of its management personnel raised in the report of Hindenburg Research dated May 5, 2022 and other related matters. On February 23, 2023, the Board approved the dissolution of the special committee upon conclusion of the committee’s investigation.

On March 10, 2023, the Company, Yang Jie, Jing Shan, and the plaintiffs of three actions where the Company is a defendant, including Hexin Global Limited, Viner Total Investments Fund, Jinhe Capital Limited, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and HS-QYNM Family Inc., entered into a certain settlement agreement and general mutual release, pursuant to which the Company agreed to pay a sum of $10,525,910.82. The plaintiffs agreed to discharge and forever release the defendants in the actions from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company has no role or knowledge as to how the settlement payment will be allocated between and among the plaintiffs. In addition, the plaintiffs agreed to irrevocably forfeit 3,728,807 shares of Common Stock they hold, of which the fair value is $2,125,420. The cancellation of 2,400,000 shares has been completed, while the cancellation of the remaining 1,328,807 shares is still in processing.

On March 30, 2023, Heng Wang was appointed as non-executed chairman of the Board to fill the vacancy created by John Levy’s resignation.

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

On November 16, 2022, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended September 30, 2022, which served as an additional basis for delisting the Company’s securities and that the Nasdaq Hearings Panel (the “Panel”) will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. The Company submitted to the Panel a plan to regain compliance with the continued listing requirements, including the filing of the Form 10-Q for the quarterly period ended September 30, 2022.

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

On March 8, 2023, the Company received a notice from Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC stating that the Company no longer complies with Nasdaq’s audit committee requirement under Nasdaq’s Listing Rule 5605 following the resignation of John Levy from the Company’s board of directors and audit committee effective February 23, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or February 23, 2024; or (ii) if the next annual shareholders’ meeting is held before August 22, 2023, then the Company must evidence compliance no later than August 22, 2023 (the “Cure Period”). The Company intends to regain compliance with Nasdaq’s Listing Rule 5605 prior to the end of the Cure Period.

On March 16, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Nasdaq Listing Rule 5250(c)(1), which requires the Company to timely file all required periodic financial reports with the Securities and Exchange Commission, and that the matter is now closed.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced the demand for freight logistics services. As a result, our PRC revenue decreased by $546,438, or 24.37%, from $2,242,296 for the nine months ended March 31, 2022 to $1,695,858 for the same period in 2023; there was no material impact for the three months ended March 31, 2023 compared to the same period in the prior year.

●	Due to travel restrictions between US and China, our joint ventures were unable to start operation as planned which has slowed down our new business development.

●	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines; COVID-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in delayed shipments and additional expenses to expedite delivery; as a result, we were unable to fulfil our customer orders on a timely basis, resulting cancellation of orders and partial refund of purchase price, as evident from the settlement in SOSNY.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

Revenues decreased by $211,842, or approximately 21.8%, from $971,747 for the three months ended March 31, 2022 to $759,905 for the three months ended March 31, 2023. The decrease was primarily due to decreases in freight logistic services, which include shipping and warehouse services.

The following tables present summary information by segments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
	Freight Logistics Services	Total
Net revenues	$759,905	$759,905
Cost of revenues	$888,040	$888,040
Gross profit	$(128,135)	$(128,135)
Depreciation and amortization	$42,569	$42,569
Total capital expenditures	$3,534	$3,534
Gross margin	(16.9)%	(16.9)%

	For the Three Months Ended March 31, 2022
	Freight Logistics Services	Total
Net revenues	$971,747	$971,747
Cost of revenues	$901,275	$901,275
Gross profit	$70,472	$70,472
Depreciation and amortization	$150,118	$150,118
Total capital expenditures	$151,021	$151,021
Gross margin	7.3%	7.3%

	% Changes For the Three Months Ended March 31, 2023 and 2022
	Freight Logistics Services	Total
Net revenues	(21.8)%	(21.8)%
Cost of revenues	(1.5)%	(1.5)%
Gross profit	(281.8)%	(281.8)%
Depreciation and amortization	(71.6)%	(71.6)%
Total capital expenditures	(97.7)%	(97.7)%
Gross margin	(24.2)%	(24.2)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
PRC	$535,037	$648,964
U.S.	224,868	322,783
Total revenues	$759,905	$971,747

Revenues

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services was $759,905 for the three months ended March 31, 2023, a decrease of $211,842, or approximately 21.8%, from $971,747 for the same period in 2022, mainly due to the decrease in fright logistic services of both our PRC and USA operations. Our USA operations mainly related to our warehouse services. Revenue decreased due to reduced customer demand for international e-commerce which continued to be impacted by Covid-19 and inflation. In addition, we have only one single warehouse, which limits our capabilities in handling orders that required multiple warehouses. PRC operations were negatively impacted due to a decrease in demand from a major customer.

Operating Costs and Expenses

Operating costs and expenses decreased by $5,861,198 or approximately 56.6%, from $10,358,558 for the three months ended March 31, 2022 to $4,497,360 for the three months ended March 31, 2023. This decrease was mainly due to the decrease in selling expenses and stock-based compensation, partially offset by the increase in general and administrative expenses and impairment loss of investment.

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022		Change
	US$	%	US$	%	US$	%

Revenues	759,905	100.0%	971,747	100.0%	(211,842)	(21.8)%
Cost of revenues	888,040	116.9%	901,275	92.7%	(13,235)	(1.5)%
Gross margin	(16.9)%	N/A	7.3%	N/A	(24.2)%	N/A
Selling expenses	39,661	5.2%	131,404	13.6%	(91,743)	(69.8))%
General and administrative expenses	3,496,247	460.1%	2,140,749	220.3%	1,355,498	63.3%
Recovery (provision) for doubtful accounts, net	(54,958)	(7.2)%	669,189	68.9%	(724,147)	(108.2)%
Impairment loss of Cryptocurrencies	-	0.0%	3,052	0.3%	(3,052)	(100.0)%
Impairment loss of investment	128,370	16.9%	-	0.0%	128,370	100.0%
Stock-based compensation	-	0.0%	6,512,889	670.2%	(6,512,889)	(100.0)%
Total costs and expenses	4,497,360	591.9%	10,358,558	1066.0%	(5,861,198)	(56.6)%

Cost of Revenues

Cost of revenues for our freight logistics segment consisted primarily of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for freight logistic segment was $888,040 for the three months ended March 31, 2023, a decrease of $13,235, or approximately 1.5%, as compared to $901,275 for the same period in 2022 as our revenue decreased. Our gross margin decreased from 7.3% to (16.9)% for the three months ended March 31, 2022 and 2023, respectively, as a result of lower margin from Brilliant Warehouse as a result of higher fixed costs.

Selling Expenses

Our selling expenses consisted primarily of salaries for our sales representatives. For the three months ended March 31, 2023, we had $39,661 of selling expenses as compared to $131,404 of selling expenses for the same period in 2022, which represents a decrease of $91,743 or approximately 69.8%. The decrease was mainly due to a decrease in salaries as we reduced the headcount and marketing fees of the freight logistics segment for our selling team compared to the same period of 2022.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the three months ended March 31, 2023, we had $3,496,247 of general and administrative expenses, as compared to $2,140,749 for the same period in 2022, representing an increase of $1,355,498, or approximately 63.3%. The increase was mainly due to the increase in professional fees of approximately $1.5 million which are mainly legal fees.

Recovery (provision) for doubtful accounts, net

We recovered $54,958 of doubtful accounts receivable from related parties for the three months ended March 31, 2023, compared to $669,189 of provision for doubtful accounts receivable and other receivables for the same period in 2022.

Impairment Loss of Cryptocurrencies

We recorded nil in impairment losses for the three months ended March 31, 2023, compared to a $3,052 impairment loss for the same period in 2022 due to price drops in bitcoin which we deemed a triggering event for impairment testing.

Impairment Loss of Investment

We recorded $128,370 and nil impairment losses related to investments for the three months ended March 31, 2023 and 2022, respectively, due to impairment of our investment in LSM Trading Ltd. Due to the continuing losses of the investee, we determined the loss is other than temporary and provided full impairment of our equity investment.

Stock-based Compensation

Stock-based compensation was nil for the three months ended March 31, 2023 as compared to $6,512,889 for the same period in 2022 due to no stock compensation grants to our directors and executives and third-party advisors in the 2023 period.

Lawsuit settlement expenses

We recorded $8,400,491 in lawsuit settlement expenses for the three months ended March 31, 2023, compared to nil in lawsuit settlement expenses for the same period in 2022.

Other Income (Expenses), Net

Total other income, net was $95,319 for the three months ended March 31, 2023, and total other expenses, net was $35,709 for the same period in 2022. The change is mainly due to the gain on disposal of right of use assets of $0.2 million in March 2023.

Taxes

We recorded nil income tax expense for both the three months ended March 31, 2023 and 2022.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated prior to the three months ended March 31, 2023 amounted to approximately $13,300,000. The Tax benefit derived from this NOL was approximately $2,793,000. As of March 31, 2023, our cumulative NOL amounted to approximately $42,600,000. This may reduce our future federal taxable income, approximately $1,400,000 of which will expire in 2037. The remaining balance will be carried forward indefinitely.

Our operations in China have incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which was mainly from Sino -China which was disposed of during the three months ended March 31, 2023. During the three months ended March 31, 2023, we generated an additional NOL of approximately nil. March 31, 2023, our PRC subsidiaries’ cumulative NOL amounted to approximately $5,634,000, which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of our deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets would not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of March 31, 2023. The net decrease in valuation for the three months ended March 31, 2023 amounted to approximately $2,921,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $12,042,627 for the three months ended March 31, 2023, compared to $9,422,520 for the same period in 2022. After the deduction of non-controlling interest, net loss attributable to us was $11,922,767 for the three months ended March 31, 2023, compared to $9,430,059 for the same period in 2022. Comprehensive loss attributable to us was $12,005,947 for the three months ended March 31, 2023, as compared to $9,166,723 for the same period in 2022.

Comparison of the Nine Months ended March 31, 2023 and 2022

Revenues

Revenues increased by $642,358, or approximately 22.7%, from $2,829,682 for the nine months ended March 31, 2022 to $3,472,040 for the same period in 2023. The increase was primarily due to increased revenue from our sale of crypto mining equipment. The Company ceased to sell crypto-mining equipment since January 1, 2023.

The following tables present summary information by segments mainly regarding the top-line financial results for the nine months ended March 31, 2023 and 2022:

	For the Nine Months Ended March 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$2,739,475	$732,565	$3,472,040
Cost of revenues	$2,944,804	$-	$2,944,804
Gross profit	$(205,329)	$732,565	$527,236
Depreciation and amortization	$101,970	$20,729	$122,699
Total capital expenditures	$154,500	$-	$154,500
Gross margin%	(7.5)%	100%	15.2%

	For the Nine Months Ended March 31, 2022
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$2,829,682	$-	$2,829,682
Cost of revenues	$2,973,034	$-	$2,973,034
Gross profit	$(143,352)	$-	$(143,352)
Depreciation and amortization	$428,635	$-	$428,635
Total capital expenditures	$775,107	$-	$775,107
Gross margin%	(5.1)%	-%	(5.1)%

●	Including related party revenue from Zhejiang Jinbang Fuel Energy Co., Ltd of nil and $224,690 for the nine months ended March 31, 2023 and the same period in 2022, respectively.

	% Changes For the Nine Months Ended March 31, 2023 to 2022
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	(3.2)%	100%	22.7%
Cost of revenues	(0.9)%	-%	(0.9)%
Gross profit	43.2%	100%	(467.8)%
Depreciation and amortization	(76.2)%	100%	(71.4)%
Total capital expenditures	(80.1)%	-%	(80.1)%
Gross margin%	(2.4)%	100%	20.3%

Disaggregated information of revenues by geographic locations are as follows:

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
PRC	$1,695,858	$2,242,296
U.S.	1,776,182	587,386
Total revenues	$3,472,040	$2,829,682

Revenues

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage and warehouse services. The revenues from freight logistics services were $2,739,475 for the nine months ended March 31, 2023, a decrease of $90,207, or 3.2%, as compared to $2,829,682 for the same period in 2022. The decrease in shipping revenue of approximately $0.5 million from our PRC operation was due to a decrease in demand from a major customer, offset in part to an increase of revenue from our U.S. subsidiary, Brilliant Warehouse, of approximately $0.6 million.

Revenues from Sales of Crypto Mining Machines

For the nine months ended March 31, 2023 and 2022, sale of crypto mining machines generated revenues of $732,565 and nil, respectively as we entered into sales contract with SOSNY. Our contract with the Buyer was terminated in December 2022. The Company ceased to sell crypto-mining equipment since January 1, 2023.

Operating Costs and Expenses

Operating costs and expenses decreased by $6,351,805 or 31.7%, from $20,035,587 for the nine months ended March 31, 2022 to $13,683,782 for the nine months ended March 31, 2023. This decrease was mainly due to the significant decrease in stock-based compensation, partially offset by the increase in general and administrative expenses and impairment loss of investment.

The following table sets forth the components of the Company’s costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2023		2022		Change
	US$	%	US$	%	US$	%

Revenues	3,472,040	100.0%	2,829,682	100.0%	642,358	22.7%
Cost of revenues	2,944,804	84.8%	2,973,034	105.1%	(28,230)	(0.9)%
Gross margin	15.2%	N/A	(5.1)%	N/A	20.3%	N/A
Selling expenses	93,884	2.7%	403,025	14.2%	(309,141)	(76.7))%
General and administrative expenses	10,219,951	294.4%	6,258,749	221.2%	3,961,202	63.3%
Impairment loss of Cryptocurrencies	14,801	0.4%	53,179	1.9%	(38,378)	(72.2)%
Impairment loss of investment	128,370	3.7%	-	0%	128,370	100%
Recovery (provision) for doubtful accounts, net	(47,805)	(1.4)%	530,311	18.7%	(578,116)	(109.0)%
Stock-based compensation	329,777	9.5%	9,817,289	347.0%	(9,487,512)	(96.6)%
Total costs and expenses	13,683,782	394.1%	20,035,587	708.0%	(6,351,805)	(31.7)%

Cost of Revenues

Cost of revenues consisted primarily of freight costs to various freight carriers, the cost of labor, and other overhead and sundry costs. Cost of revenues was $2,944,804 for the nine months ended March 31, 2023, a decrease of $28,230, or approximately 0.9%, as compared to $2,973,034 for the same period in 2022.Our gross margin increased from (5.1)% to 15.2% mainly due to the sales of crypto-mining machines for the nine months ended March 31, 2023. We did not have this segment for the same period of 2022. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the nine months ended March 31, 2023, we had $93,884 of selling expenses, as compared to $403,205 for the same period in 2022, which represents a decrease of $309,141 or approximately 76.7%. The decrease was mainly due to a decrease in salaries and marketing expenses for our freight logistics segment in the PRC due to the impact of COVID-19 compared to the same period in 2022.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for administration department, office expenses, regulatory filing and professional service fees including audit, legal and IT consulting. For the nine months ended March 31, 2023, we had $10,219,951 of general and administrative expenses, as compared to $6,258,749 for the same period in 2022, representing an increase of $3,961,202, or approximately 63.3%. The increase was mainly due to the increase professional fees of approximately $4.0 million which are mainly legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters.

Impairment Loss of Cryptocurrencies

The Company recorded impairment losses of $14,801 and $53,179 for the nine months ended March 31, 2023 and 2022, respectively, due to price drops in bitcoin, which the Company deemed a triggering event for impairment testing.

Impairment Loss of Investment

The Company recorded $128,370 and nil impairment loss of investment for the nine months ended March 31, 2023 and 2022, respectively, due to the impairment of the Company’s investment in LSM Trading Ltd.

Provision for Doubtful Accounts, Net of Recovery

We recovered $47,805 of doubtful accounts receivable from related parties for the nine months ended March 31, 2023, compared to $530,311 of provision for doubtful accounts receivable and other receivables for the same period in 2022.

Stock-based Compensation

Stock-based compensation was $329,777 for the nine months ended March 31, 2023, a decrease of $9,487,512 or 96.6%, as compared to $9,817,289 for the same period in 2022, as we issued less stock compensation to employees and directors.

Lawsuit settlement expenses

We recorded $8,400,491 in lawsuit settlement expenses for the nine months ended March 31, 2023, compared to nil in lawsuit settlement expenses for the same period in 2022.

Taxation

We recorded income tax expenses of $103,426 and nil for the nine months ended March 31, 2023 and 2022, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated prior to the year ended June 30, 2017 amounted to approximately $1,400,000 will expire in 2037 and the remaining balance carried forward indefinitely. During the nine months ended March 31, 2023, approximately $20,500,000 of additional NOL was generated and the tax benefit derived from such NOL was approximately $4,300,000.

Our operations in China have incurred a cumulative a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which may reduce future taxable income. During the nine months ended March 31, 2023, additional NOL of approximately $303,000 was generated. The NOL amounted to approximately $5,634,000 start expiring from 2023 and the remaining balance of NOL will be expired by 2026.

We periodically evaluate the likelihood of the realization of our deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not that our deferred tax assets would not be realized due to uncertainty on future earnings as a result of the deterioration of trade negotiations between the U.S. and China. We provided a 100% allowance for our deferred tax assets as of March 31, 2023. The net decrease in valuation for the nine months ended March 31, 2023 amounted to approximately $4,385,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net loss

As a result of the foregoing, we had a net loss of $18,739,820 for the nine months ended March 31, 2023, compared to a net loss of $23,455,465 for the same period in 2022. After the deduction of non-controlling interest, net loss attributable to the Company was $18,739,615 for the nine months ended March 31, 2023, compared to $23,151,814 for the same period in 2022. Comprehensive loss attributable to the Company was $18,675,093 for the nine months ended March 31, 2023, compared to $22,638,703 for the same period in 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $21,609,701 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the U.S.

As of March 31, 2023, we had the following loans outstanding:

Loans	Maturities	Interest rate	March 31, 2023
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2023	2022

Net cash (used in) provided by operating activities	$(32,261,404)	$13,706,220
Net cash provided by (used in) investing activities	$749,826	$(6,054,445)
Net cash (used in) provided by financing activities	$(2,125,420)	$7,422,414
Effect of exchange rate fluctuations on cash	$(586,583)	$434,900
Net (decrease) increase in cash	$(34,223,581)	$15,509,089
Cash at the beginning of period	$55,833,282	$44,837,317
Cash at the end of period	$21,609,701	$60,346,406

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2023	2022	Variation	%

Total Current Assets	$22,780,619	$63,165,462	$(40,384,843)	(63.9)%
Total Current Liabilities	$10,359,940	$25,212,959	$(14,853,019)	(58.9)%
Working Capital	$12,420,679	$37,952,503	$(25,531,824)	(67.3)%
Current Ratio	2.20	2.51	(0.31)	(12.4)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2023, our working capital was approximately $12.4 million and we had cash of approximately $21.6 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net cash used in operating activities was approximately $32.3 million for the nine months ended March 31, 2023. The operating cash outflow for the nine months ended March 31, 2023 was primarily attributable to our net loss of approximately $18.7 million which included a $8.4 million lawsuit settlement. Our cash outflow also included deferred revenue of approximately $6.7 million where we realized revenue from the sale of crypto mining equipment and decrease in refund payable of $13.0 million as a result of the settlement payment to SOSNY, offset by cash inflow consisting of advance to a related party supplier of approximately $6.2 million which we realized as the cost for the sale of cryptocurrency equipment.

Our net cash provided by operating activities was approximately $13.7 million for the nine months ended March 31, 2022. The operating cash outflow for the nine months ended March 31, 2022 was primarily attributable to our net loss of approximately $23.5 million, adjusted by non-cash stock-based compensation of approximately $9.8 million, loss on disposal of subsidiaries and VIE of approximately $6.1 million, and approximately $0.5 million of provision for doubtful accounts. We had an increase in cash inflow from collection of other receivables of approximately $1.3 million and receipt of approximately $39.7 million for the purchase and sale agreement with SOSNY. As a result of the lawsuit settlement with SOSNY, we were required to pay SOS $13.0 million in December 2022. As such our cash inflow was reflected as an increase in deferred revenue of approximately $26.7 million and refund payable of $13.0 million.  Our main cash outflow is due to the deposit we made of approximately $21.4 million to our related party supplier HighSharp.

Investing Activities

Net cash provided by investing activities was approximately $0.7 million for the nine months ended March 31, 2023 due to cash inflows from repayment of a loan receivable of approximately $0.6 million from Qinggang Wang and Lei Cao, who are related parties, and $90,000 from the sale of property and equipment, and repayments from related parties of approximately $0.7 million including $0.6 million from Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Qinggang Wang, and approximately $0.1 million from Qinggang Wang, offset by cash outflows from advance to related parties of approximately $0.4 million including approximately $0.4 million to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Qinggang Wang and approximately $38,000 to Shanghai Baoyin Industrial Co., Ltd.(“Baoyin”) which is 30% owned by Qinggang Wang and purchase of equipment of approximately $0.2 million.

Net cash used in investing activities was $6,054,445 for the nine months ended March 31, 2022 due to the acquisition of property and equipment of approximately $0.8 million, investment of approximately $0.2 million to a joint venture named LSM Trading Ltd., in which we hold a 40% of equity interest. We also made related party advances of approximately $5.1 million, including approximately $3.2 million of advances to Rich Trading Co. Ltd., a related party. $1.3 million to Shanghai Baoyin Industrial Co., Ltd.(“Baoyin”) which is 30% owned by Qinggang Wang, a related party and approximately $0.6 million of advances to our equity investee, LSM Trading Ltd. These advances are non-interest bearing and due on demand.

Financing Activities

Financing activities for the nine months ended March 31, 2023 was mainly payment of $2.1 million for fair value of shares to be cancelled in our legal settlement.

Net cash provided by financing activities was approximately $7.4 million for the nine months ended March 31, 2022 due to the issuance of common stock in private placements of approximately $10.5 million and proceeds from convertible notes of $10 million, partially offset by repayment of convertible notes of $5.0 million and warrant repurchases of approximately $7.9 million.

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

As of March 31, 2023, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor and reconcile the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements;

●	Lack of proper procedures to maintain supporting documents for accounting records; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

In order to remediate the material weaknesses stated above, we will be implementing additional policies and procedures, which may include:

●	Hiring additional accounting staff to report the internal financial timely;

●	Hiring of CFO to properly set up the Company’s internal control and oversight process;

●	Reporting other material and non-routine transactions to the Board and obtain proper approval;

●	Recruiting additional qualified professionals with appropriate levels of U.S. GAAP knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

●	Developing and conducting U.S. GAAP knowledge, SEC reporting and internal control training to senior executives, management personnel, accounting departments and the IT staff, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws;

●	Setting up budgets and developing expectations based on understanding of the business operations, compare the actual results with the expectations periodically and document the reasons of the fluctuations with further analysis. This should be done by CFO and reviewed by CEO, communicated with the Board;

●	Strengthening corporate governance;

●	Setting up policies and procedures for the Company’s related party identification to properly identify, record and disclose related party transactions; and

●	Setting up proper procedures for the Company’s fund disbursement process to ensure that cash is disbursed only upon proper authorization, for valid business purposes, and that all disbursements are properly recorded.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit
10.1	Form of Settlement Agreement by and between SOS Information Technology New York, Inc. and Thor Miner, Inc., the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (1)
10.2	Settlement Agreement dated March 10, 2023, by and between Hexin Global Limited, Viner Total Investments Fund, Jinhe Capital Limited, St. Hudson Group LLC,, Imperii Strategies LLC, Isyled Technology Limited, and HSQYNM Family Inc., and Singularity Future Technology Ltd., Yang “Leo” Jie, and Jing “Angela” Shan (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2023.
(2)	Incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2023.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

May 15, 2023	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

May 15, 2023	By:	/s/ Dianjiang Wang
Dianjiang Wang
Chief Financial Officer