Form 10-K
period 2023-06-30
Singularity Future Technology Ltd.
filed 2023-09-29
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s fiscal 2023, was approximately $8,661,987.74.

The number of shares of common stock outstanding as of September 25, 2023 was 17,515,526.

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

Names of certain PRC companies provided in this Report are translated or transliterated from their original PRC legal names. Discrepancies, if any, in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding. On July 7, 2020, the Company effected a l-for-5 reverse stock split of its issued and outstanding shares of common stock. The split did not change the number of authorized shares of common stock or preferred stock, or the par value of common stock or preferred stock. As a result, all the issued and outstanding common stock share amounts included in this report have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five.

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

the Chinese government exerts substantial influence over the manner in which we conduct our business activities in the PRC and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock

●	unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our services;

●	demand for warehouse, shipping and logistics services;

●	foreign currency exchange rate fluctuations;

●	possible disruptions in commercial activities caused by events such as natural disasters, health epidemics, terrorist activity and armed conflict;

●	our ability to identify and successfully execute cost control initiatives;

●	the impact of quotas, tariffs or safeguards on our customer’s products;

●	our ability to attract, retain and motivate qualified management team members and skilled personnel;

●	relevant governmental policies and regulations relating to our businesses;

●	developments in, or changes to, laws, regulations, governmental policies, incentives and taxation affecting our operations;

●	our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners; and

●	the outcome of litigation or investigations in which we are involved is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update the forward-looking statements. Nonetheless, the Company may make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

iii

PART I

Item 1. Business.

Overview

We are a global logistics integrated solution provider that was founded in the United States in 2001. On September 18, 2007, the Company merged into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. On January 3, 2022, the Company changed its corporate name to Singularity Future Technology Ltd. to reflect its expanded operations into the digital assets business. Currently, we primarily focus on providing freight logistics services, which mainly include shipping, warehouse services and other logistical support to steel companies ..

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal year 2022, while we continued to provide our traditional freight logistics business, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc.

We are currently engaged in providing freight logistics services including warehouse services, which are operated by our subsidiaries Trans Pacific Shipping Limited and Ningbo Saimeinuo Web Technology Ltd. in China and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc in the United States. Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

As a holding company with no material operations, conduct substantially all of our operations through subsidiaries established in the United States, the People’s Republic of China, or the PRC or China and Hong Kong. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather equity interests solely in Singularity, our Virginia holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States.

The diagram below shows our corporate structure as of the date of this report.

*	Unless otherwise indicated in the diagram, all the subsidiaries of the Company are wholly owned.

As of June 30, 2023, the Company’s subsidiaries were as follows:

Name		Background	Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Ningbo Saimeinuo Web Technology Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping &Risk Solution Inc(“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned by the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter Singularity, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, Singularity is permitted under the Virginia laws to provide funding to our subsidiaries in the PRC and Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Because a significant part of our operations are located in the PRC through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the U.S, or Chinese or U.S regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

We believe that  we will not be subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,”, since we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Cybersecurity Review Measures. We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date hereof, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission, or the CSRC, or any other PRC governmental authorities for future offerings, nor has our Virginia holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding previous offerings from the CSRC or any other PRC governmental authorities. However, on February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provide that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, such as us, will not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this report, our PRC subsidiaries have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

Since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before future offerings in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

Please see “Risk Factors” beginning on page 19 of this annual report for additional information.

Holding Foreign Company Accountable Act

Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law, and amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to Public Company Accounting Oversight Board (“PCAOB”) inspections for two consecutive years instead of three. Our auditor, Audit Alliance LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, is headquartered in Singapore and is registered with the PCAOB, and was not included in the list of PCAOB Identified Firms in the PCAOB Determination Report issued in December 2021. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us and our subsidiaries are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the Nasdaq. See “Risk Factors - Our common stock may be delisted from the Nasdaq under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

Recent Developments

Since the publication of the Hindenburg Report (as defined below), we have devoted substantial resources and efforts in connection with the investigations by a special committee of our Board of Directors and by U.S. governmental authorities and with respect to the defense of lawsuits and the settlement of lawsuits and claims, which are fully described below. As a result, our business operations have been materially and adversely impacted, including suspension of our business development in North America. We are currently exploring new business opportunities while continuing to provide freight logistics services, which include shipping and warehouse services.

Special Committee Investigation

On May 5, 2022, an entity named Hindenburg Research issued a report (the “Hindenburg Report”) regarding the Company alleging, among other things, that the Company’s then Chief Executive Officer, Yang Jie, was a fugitive on the run from Chinese authorities for running an alleged $300 million Ponzi scheme that lured in over 20,000 victims. The report also raised questions regarding the Company’s joint venture to produce crypto mining equipment announced in October 2021, as well as a $200 million order purportedly received by the joint venture in January 2022. Further, the report was critical of the Company’s April 2022 announcement of a $250 million partnership with an entity named Golden Mainland Inc. On May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee of the Board (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters. The Special Committee then retained Blank Rome LLP to serve as independent legal counsel and advise the Committee on the investigation. The Special Committee completed the fact-finding portion of its investigation prior to December 31, 2022. The Special Committee’s preliminary findings corroborated certain of the allegations made in the Hindenburg Report and the investigation resulted in the termination and resignation of certain executive officers and directors of the Company, including but not limited to, the following:

On August 9, 2022, Mr. Yang Jie tendered his resignation from his positions as Chief Executive Officer and director of the Company to the Board, following the Board’s decision on August 8, 2022, which adopted the Special Committee’s recommendation that Mr. Jie be suspended immediately, pending the Special Committee’s further investigation into allegations raised in the Hindenburg Report and other related matters.

On August 16, 2022, attorneys from Blank Rome LLP, counsel for the Special Committee, held a conference call with staff members of the Securities and Exchange Commission (the“SEC”), during which counsel represented that Yang Jie had provided documentation to the SEC that indicated that the charges against him in China had been dropped, but the Special Committee’s investigation raised questions regarding the authenticity of such documents. The Special Committee concluded at that time that Mr. Jie was in fact issued a “Red Notice” in China. In terms of remediating this issue, after being suspended by the Special Committee on August 8, 2022, Mr. Yang Jie resigned from his positions as Chief Executive Officer and as a director of the Company on August 9, 2022.

In December 2022, the Company entered into cancellation agreement and a letter confirming the rescission of the grant of the shares with each of Yang Jie and Ms. Jing Shan, our former Chief Operating Officer, pursuant to which Mr. Jie and Ms. Shan agreed to return 300,000 shares and 100,000 shares of our Common Stock, respectively, to the Company for cancellation at no cost. Such shares were previously issued to each of them for their services as officers of the Company. The shares were cancelled as of March 31, 2023.

On February 10, 2023, in response to two, now-settled, lawsuits filed by private investors, Mr. Jie filed a motion to dismiss the private investors’ suits and provided a copy of a formal legal opinion issued by the Zhonglun W&D Law Firm, PRC. The Zhonglun W&D legal opinion concluded that Mr. Jie was not charged with a crime in China, the investigation and underlying case had indeed been closed, and Mr. Jie was not formally treated as a criminal suspect in the PRC. In order to provide more clarity to the issues raised, the Company engaged Hebei Mei Dong Law Firm, of Shijiazhuang City, PRC to further investigate the authenticity of the documentation provided by Mr. Jie to the SEC and whether a “Red Notice” had been issued. On June 12, 2023, the Hebei Mei Dong Law Firm issued a report to the Company with respect to these issues. In their report, the Company’s Chinese counsel concluded after conferring with local officials, that the investigation of Mr. Jie conducted by the Baohe District Police Bureau of Hefei City, PRC was completed, that Mr. Jie was never prosecuted and there was no criminal judgment against Mr. Jie as of the date of such report. The Chinese counsel also confirmed that no “Red Notice” was issued for Mr. Jie in the PRC.

On February 23, 2023, the Board approved the dissolution of the Special Committee upon conclusion of the committee’s investigation.

On July 3, 2023, the Company entered into a Settlement and Release Agreement with Mr. Jie which fully resolved his claims against the Company.

Executive Changes

On June 16, 2022, Ms. Tuo Pan, Chief Financial Officer of the Company, without proper authorization by the Board, directed that funds be wired to satisfy an invoice for legal services that were rendered or to be rendered on her behalf. Ms. Pan was suspended by the Board for cause and without pay effective June 20, 2022. On August 31, 2022, Ms. Tuo Pan was terminated for cause as an employee of the Company and its subsidiaries and ceased to receive any salary or benefits from the Company since that date.

On January 9, 2023, the Company entered into an Executive Separation Agreement and General Release (the “Separation Agreement”), with Lei Cao, an employee of the Company and a member of the Board, setting forth the terms and conditions related to the termination of Mr. Cao’s employment with the Company and the termination of the employment agreement dated as of November 1, 2021 as well as cancellation and/or termination of certain other agreements relating to Mr. Cao’s employment with the Company. The Separation Agreement also provided for Mr. Cao’s resignation from the Board, effective as of January 9, 2023.

Pursuant to the Separation Agreement, Mr. Cao submitted a letter of resignation from the Board on January 9, 2023. In addition, he agreed to forfeit and return to the Company the 600,000 shares of Common Stock of the Company granted to him in August 2021 under the terms of the 2014 Equity Incentive Plan of the Company (the “2021 Shares”). Mr. Cao also agreed to cooperate with the Company regarding certain investigations and proceedings and other matters arising out of or related to his relationship with or service to the Company. In consideration, the Company agreed to provide the following benefits to which Mr. Cao was not otherwise entitled: (1) payment of reasonable attorneys’ fees and costs incurred by Mr. Cao through January 9, 2023 associated with Mr. Cao’s personal legal representation in matters relating to Mr. Cao’s tenure with the Company, the investigations and proceedings and the negotiation and drafting of the Separation Agreement; (2) the release of claims in Mr. Cao’s favor contained in the Separation Agreement; and (3) payment of Mr. Cao’s reasonable and necessary legal fees to the extent incurred by Mr. Cao as a result of his cooperation as required by the Company under the terms of the Separation Agreement. Additionally, the Separation Agreement contains mutual general releases and waiver of claims from Mr. Cao and the Company.

On January 17, 2023, Messrs. John Levy and Heng Wang were appointed as non-executive chairman and vice chairman of the Board, respectively.

On February 23, 2023, Mr. Levy resigned as a director and member of the Audit Committee, Compensation Committee and Nominating Committee of the Board, effective immediately. On March 30, 2023, Mr. Wang was appointed as non-executive Chairman of the Board to fill the vacancy created by Mr. Levy’s resignation.

On April 18, 2023, the Company entered into an employment agreement with Mr. Ziyuan Liu and appointed him as the chief executive officer of the Company, effective immediately, with a term of one year.

On May 1, 2023, the Company entered into an employment agreement with Mr. Dianjiang Wang and appointed him as the chief financial officer of the Company, effective immediately, with a term of one year.

On May 1, 2023, pursuant to the bylaws of the Company, our Board elected (i) Mr. Ziyuan Liu as a Class I director to serve until the annual meeting of stockholders for the fiscal year 2022, to fill the vacancy on the Board resulting from the resignation of Mr. Jie, (ii) Mr. Haotian Song as a Class II director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Cao, and (iii) Ms. Ling Jiang as a Class III independent director, Chairwoman of the Compensation Committee, a member of the Audit Committee, and a member of the Nominating and Corporate Governance Committee to serve until the annual meeting of stockholders for the fiscal year 2024, to fill the vacancy on the Board resulting from the resignation of Mr. Levy.

On May 2, 2023, the Board elected Mr. Ziyuan Liu as the new chairman of the Board.

On July 3, 2023, Mr. Tieliang Liu resigned as a director the Company and a member of the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

On July 10, 2023, Company terminated the employment of its Chief Operating Officer, Jing Shan, with cause. The termination was effective immediately.

On July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Tieliang Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

On September 21, 2023, Mr. Heng Wang resigned as a director of the Company and a member of the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

On September 25, 2023, the Company elected Mr. Xu Zhao as a Class I independent director to serve until the annual meeting of stockholders for the fiscal year 2022, to fill the vacancy on the Board resulting from the resignation of Mr. Heng Wang. The Board appointed Mr. Zhao to serve as a member of the Audit Committee, a member of the Compensation Committee and Chair of the Nominating and Corporate Governance Committee.

On September 28, 2023, Ms. Ling Jiang resigned as a director of the Company and a member of the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee.

Litigation

On October 3, 2021, the Company entered into a Strategic Alliance Agreement with HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) to establish a joint venture for collaborative engineering, technical development and commercialization of a bitcoin mining machine under the name Thor Miner Inc. (“Thor Minor”) , granting Thor Miner exclusive rights covering design production, intellectual property, branding, marketing and sales. On October 11, 2021, Thor Miner was formed in Delaware and is 51% owned by the Company and 49% owned by HighSharp.

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of state of New York and a wholly owned subsidiary of SOS Ltd. (a NYSE listed holding company, which provides marketing data, technology and solutions to the emergency rescue services in China, filed a lawsuit in the New York State Supreme Court on December 9, 2022 against Thor Miner ( together with the Company, referred to as the “Corporate Defendants”), Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (jointly referred to as the “Individual Defendants”) (collectively, the Individual Defendants and the Corporate Defendants are the “Defendants”). SOSNY and Thor Miner entered into a Purchase and Sale Agreement dated January 10, 2022 (the “PSA”) for the purchase of $200,000,000 in crypto mining rigs, which SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an Effective Date of December 28, 2022 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Thor Miner agreed to pay $13,000,000 (the “Settlement Payment”) to SOSNY in exchange for SOSNY dismissing the lawsuit with prejudice as to the settling Defendants and without prejudice as to all others. The full Settlement Payment was made in December 2022 and SOSNY dismissed the lawsuit with prejudice against us and the other Defendants on December 28, 2022.

The Company and Thor Miner further covenanted and agreed that if they receive additional funds from HighSharp related to the PSA, they will promptly transfer such funds to SOSNY in an amount not to exceed $40,560,569 (which is the total amount paid by SOSNY pursuant to the PSA less the price of the machines actually received by SOSNY pursuant to the PSA). The Settlement Payment and any payments subsequently received by SOSNY from HighSharp will be deducted from the total amount of $40,560,569 previously paid by, and now due and owing to SOSNY. In further consideration of the Settlement Agreement, Thor Miner provided SOSNY an assignment of all claims it may have against HighSharp or otherwise to the proceeds of the PSA.

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions are investors that entered into a securities purchase agreement with the Company in December 2021 as more fully described below. Each of these plaintiffs asserted causes of action for, among other things, violations of the federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claimed monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claimed monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

On October 6, 2022, Jinhe Capital Limited (“Jinhe”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York, asserting causes of actions for, among other things, breach of contract, breach of the covenant of good faith and fair dealing, conversion, quantum meruit, and unjust enrichment, in connection with a financial advisory agreement entered into by and between Jinhe and the Company on November 10, 2021. Jinhe claimed monetary damages of “at least $575,000” and “potentially exceeding $1.8 million,” plus interest, costs, and attorneys’ fees.

On January 10, 2023, the St. Hudson lawsuit was consolidated with the Jinhe lawsuit and Hexin lawsuit and on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes. The Company, Yang Jie, Jing Shan, and the plaintiffs in the three actions entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023, pursuant to which the Company agreed to pay the plaintiffs $10,525,910.82. The plaintiffs agreed to discharge and forever release the defendants from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company has no role or knowledge as to how the settlement payment will be allocated between and among the plaintiffs. The Company made the settlement payment on March 14, 2023. The plaintiffs agreed to irrevocably forfeit 3,728,807 shares of Common Stock they hold. The cancellation of these shares has been completed.  The fair value of the shares was $2,125,420 on March 10, 2023, the settlement amount over the fair value of the cancelled shares was recorded as other expenses in the Company’s consolidated statement of operations.

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

Government Investigations

Following a publication of the Hindenburg Report, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the United States Securities and Exchange Commission. The Company is cooperating with these governmental authorities regarding these matters. The Company is not able to estimate the outcome or duration of the government investigations.

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

On February 21, 2023, the Company received an additional staff determination notice from Nasdaq, advising that it had not received the Company’s Form 10-Q for the quarterly period ended December 31, 2022, which served as an additional basis for delisting the Company’s securities. The notice stated that the Nasdaq Hearings Panel will consider the additional deficiency in rendering a determination regarding the Company’s continued listing on Nasdaq. The Company submitted to the Panel a plan to regain compliance with the continued listing requirements and was granted a grace period to file all the delinquent reports, including the filing of the Form 10-Q for the quarterly period ended December 31, 2022, on or before February 28, 2023.

On March 8, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s audit committee requirement under Nasdaq’s Listing Rule 5605 following the resignation of John Levy from the Company’s board of directors and audit committee effective February 23, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or February 23, 2024; or (ii) if the next annual shareholders’ meeting is held before August 22, 2023, then the Company must evidence compliance no later than August 22, 2023. The Company has set the record date of September 28, 2023, for an annual meeting of shareholders scheduled to take place on October 13, 2023.

On March 16, 2023, the Company received a formal notification from Nasdaq confirming that the Company had regained compliance with the Nasdaq Listing Rule 5250(c)(1), which requires the Company to timely file all required periodic financial reports with the SEC, and that the matter is now closed.

On July 7, 2023, the Company received an Notice of Noncompliance Letter (the “Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The Letter also states that the Company has 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. The Company complied with the Nasdaq requirement that the Plan be submitted no later than August 21, 2023.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s independent director and audit committee requirements under Nasdaq’s Listing Rule 5605 following the resignation of Mr. Liu from the Company’s board of directors and audit committee effective July 3, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (1) until the earlier of the Company’s next annual shareholders’ meeting or July 3, 2024; or (2) if the next annual shareholders’ meeting is held before January 2, 2024, then the Company must evidence compliance no later than January 2, 2024. In response to this notice, on July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. Such determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company intends to regain compliance with Nasdaq’s bid price requirement prior to the end of the second bid price extension.

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

In an effort to further diversify our business, in the second quarter of the fiscal year ended June 30, 2018, we developed our bulk cargo container services segment. Bulk cargo container shipment refers to using containers to ship commodities that are traditionally shipped by freight cargo. Freight cargo rates are usually lower than container freight rates; however, the transit time is much longer and has high minimum quantity requirements. We suspended this service in the fiscal year ended June 30, 2019 due to market environment factors, and discontinued this service in light of the worldwide impact of the coronavirus pandemic.

In the fiscal year ended June 30, 2018, we established a wholly owned subsidiary, Ningbo Saimeinuo Web Technology Ltd. (“Ningbo”), which is 100% owned by Sino-Global Shipping New York Inc. (“SG Shipping NY”), a New York corporation and a wholly owned subsidiary of the Company, which primarily engages in transportation management and freight logistics services, including overseas shipping.

Since the fiscal year ended June 30, 2019, trade dynamics have made it more expensive for shipping carrier clients to cost-effectively move cargo into U.S. ports, and as a result, we realized lower shipping volumes, which has caused us to shift our focus back to the shipping agency business.

On January 10, 2020, we entered into a cooperation agreement with Mr. Shanming Liang, a stockholder of the Company, to establish a joint venture named LSM Trading Ltd., in which the Company holds a 40% equity interest. For the year ended June 30, 2023, the Company invested $210,000 in the joint venture. The joint venture has not commenced operations as of the date of this report.

On December 14, 2020, we incorporated a new entity named Blumargo IT Solution Ltd. (“Blumargo”) in the U.S. SG Shipping NY held an 80% ownership interest in Blumargo, which was established in partnership with Tianjin Anboweiye Technology Co. (“Tianjin”), to build up hi-tech and information-based logistics services to meet customer demand.  On June 30, 2022, SG Shipping NY acquired the 20% interest held from Tianjin and increased its ownership to 100%.

From March to June 2021, the Company engaged in cryptocurrency mining in China. On March 2, 2021, the Company entered into a purchase agreement with Hebei Yanghuai Technology Co., Ltd. (“Yanghuai”) for the purchase of 2,783 digital currency mining machines for a total purchase price of RMB 30 million (approximately $4.6 million).  Yanghuai agreed to manage and operate the servers after the purchase at its site with no further charge from March 10, 2021 to March 9, 2022, after which time the Company could engage Yanghuai to continue providing services for a fee. The first cash payment of approximately $0.9 million was paid within 15 days after the date of signing the Agreement.

Over the last two months of the Company’s 2021 fiscal year, national and local governments in China started to restrict and ban cryptocurrency mining operations, causing owners of mining machines to cease mining operations. Based on the amended agreement signed by the Company and Yanghuai on September 17, 2021, the Company is not liable to perform under the remainder of the contract and obtained title to half of the servers. The Company recorded an impairment for the mining equipment in the last quarter of 2021 in the amount of approximately $0.9 million. The two parties have restructured the Purchase Agreement to reduce the purchase price from RMB 30 million to RMB 6 million and to allocate the purchased servers between the Company and the Seller. The Seller transported servers representing half of the agreed 50,440 terahashes (one trillion) per second (th/s) in computing power (or a total of 25,220 th/s in computing power) to our Ningbo subsidiary in China and then shipped them to us in the U.S.

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

On August 31, 2021, the Company formed a joint venture, Phi Electric Motor, Inc. in New York, which is 51% owned by SG Shipping NY. Phi Electric Motor, Inc.has had no operations as of the date of this report.

On September 29, 2021, the Company formed a 100% owned subsidiary, SG Shipping & Risk Solution Inc., in New York. On December 23, 2021, SG Shipping & Risk Solution Inc. formed a wholly-owned subsidiary, SG Link LLC, in New York. As of the date of this report, the two companies have had no operations.

On October 3, 2021, the Company entered into a Strategic Alliance Agreement with HighSharp to establish a Delaware joint venture for collaborative engineering, technical development and commercialization of a bitcoin mining machine under the name Thor Miner Inc. which is 51% owned by the Company and 49% owned by HighSharp. Thor Miner was given exclusive rights covering design production, intellectual property, branding, marketing and sales. On October 11, 2021,

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc.

On April 10, 2022, the Company entered into a joint venture agreement with Golden Mainland Inc., a Georgia corporation (“Golden Mainland”) to establish a joint venture to build Bitcoin mining sites in Texas, Ohio, and other states. The Company does not plan to pursue this business with Golden Mainland.

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

Our Goals and Strategic Plan

By leveraging our extensive business relationships, technical ability and in-depth knowledge of the shipping industry, our goal is to further strengthen our position as a leading global logistics solution provider who offers innovative resolutions to better address complex issues in different aspects in the entire shipping and freight logistics chain.

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

In fiscal 2024, while we continue to provide our current traditional logistics business, we will integrate the traditional business with modern technology to develop a brand-new business model. On September 27, 2020, we signed a MOU with EMB Technology Co., LTD (“EMB”). Our company and EMB will combine the advantages of traditional logistics business/new technology and match the marketing economic requirements of the post-covid-19 world, gathering our many years of industry experience and customer group, with big data analysis, artificial intelligence, machine learning technologies, research and development platforms for the new business model, joint business partner’s data interface, to change the traditional business model from delivery to businesses into delivery directly to customers. At the same time, we plan to strengthen the research and development force to complete the transformation of the company’s business model and profit model step by step. After deep market research and demand analysis, with the actual situation in North America, iterative developing a certain popular App of high customer coupling, easy to form the functional industrial chain and derivative products and related services. We also expect to make achievements in the remote service industry include the service industry of enterprise portal, and the service industry of ERP customization/implementation/maintenance for small and medium-sized businesses, try to create a new milestone in the company’s business.

Our Customers

Our main customers for the fiscal years ended June 30, 2023 and 2022 is Chongqing Iron & Steel Ltd. and SOSNY. For the years ended June 30, 2023 and 2022, Chongqing Iron & Steel Ltd. accounted for 52.7% and 45.6% of the Company’s revenues, respectively. For the years ended June 30, 2023 and 2022, SOSNY accounted for 16.1% and 27.9% of the Company’s gross revenue.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30, 2023, two suppliers accounted for approximately 19.6% and 19.5% of our total purchases, respectively. For the year ended June 30, 2022, two suppliers accounted for approximately 26.3% and 24.1% of our total purchases, respectively.

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

Employees

As of the date of this Report, we have 28 full-time employees, 12 of whom are based in China and 16 are based in the United States. Of the total full-time employees, 9 are in management, 10 are in operations, 6 are in finance and accounting related and 3 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Intellectual Property

As of the date of this Report, we do not have any registered patents, copyrights, or trademarks other than two pending trademark applications for “Thor” and “Thor Miner.” We have seven registered domain names, including our corporate website https://www.singularity.us/.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below are a number of material risks, uncertainties and other factors that could have a material effect on the Company and its operations as a result of recent developments. You should carefully consider the risks described below before purchasing our common stock. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition, or results of operations could be negatively affected, and you might lose all or part of your investment.

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

For the years ended June 30, 2023 and 2022, one customer, Chongqing Iron & Steel Ltd., accounted for 52.7%and 60.8% of our revenues, respectively. There can be no assurance that our major customer will continue to purchase our services in the same amount that it has in the past. The loss of our major customer or a material reduction in sales to a major customer could have a material adverse effect on our sales and results of operations. Additionally, given the high concentration of our customer base, a default by or a significant reduction in future transactions with our major customer could materially reduce our revenues, profitability, liquidity and growth prospects.

We depend on a limited number of suppliers who are able to exert a high degree of influence over us and the loss of our major suppliers could adversely impact our business.

For the year ended June 30, 2023, two suppliers accounted for approximately 19.6% and 19.5% of our total purchases, respectively. For the year ended June 30, 2022, two suppliers accounted for approximately 26.3% and 24.1% of our total purchases, respectively. There can be no assurance that our major suppliers will continue to supply us with the materials or services required to operate our business in the same amount that they have in the past. The loss of our major suppliers or a material reduction in the materials or services they provide to us could have a material adverse effect on our business and results of operations.

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

As discussed in “Item 9.A Controls and Procedures – Disclosure Controls and Procedures,” under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing evaluation, our Chief Operating Officer concluded that the Company’s disclosure controls and procedures were not effective due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2023:

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

On March 8, 2023, the Company received a notice from Nasdaq Listing Qualifications department of Nasdaq stating that the Company no longer complies with Nasdaq’s audit committee requirement under Nasdaq’s Listing Rule 5605 following the resignation of John Levy from the Company’s board of directors and audit committee effective February 23, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or February 23, 2024; or (ii) if the next annual shareholders’ meeting is held before August 22, 2023, then the Company must evidence compliance no later than August 22, 2023.

On March 16, 2023, the Company received a formal notification from Nasdaq confirming that the Company had regained compliance with the Nasdaq Listing Rule 5250(c)(1), which requires the Company to timely file all required periodic financial reports with the Securities and Exchange Commission, and that the matter is now closed.

On July 7, 2023, the Company received an Notice of Noncompliance Letter (the “Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The Letter also states that the Company has 45 calendar days to submit a plan to regain compliance (the “Plan”) and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. Nasdaq requires the Plan to be submitted no later than August 21, 2023.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s independent director and audit committee requirements under Nasdaq’s Listing Rule 5605 following the resignation of Tieliang Liu from the Company’s board of directors and audit committee effective July 3, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (1) until the earlier of the Company’s next annual shareholders’ meeting or July 3, 2024; or (2) if the next annual shareholders’ meeting is held before January 2, 2024, then the Company must evidence compliance no later than January 2, 2024. In response to this notice, on July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Tieliang Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. Such determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company intends to regain compliance with Nasdaq’s bid price requirement prior to the end of the second bid price extension.

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

Item 2. Properties.

We currently rent five facilities in the PRC and the United States. Our PRC headquarters is in Shanghai and our U.S. headquarters is in New York.

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

Holders of Our Common Stock

As of September 25, 2023, there were 8 holders of record of our common stock. This number does not include stockholders who hold their shares of common stock in street name.

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

Overview

We previously focused on providing customized freight logistics services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2022 and 2023, while we continued to provide our freight logistics business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we engaged in purchases and sales of cryptocurrency mining machines through our U.S. subsidiaries.

For the fiscal year ended June 30, 2023 and 2022, we operated in two operating segments: (1) freight logistics services, through our subsidiaries in the U.S and PRC; and (2) the purchase and sales of crypto mining machines, through our subsidiary Thor Miner. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

Recent Developments

The following events had a material impact on our financial statements. For other recent developments, see “Item 1. Business – Recent Developments.”

On January 10, 2022, Thor Miner entered into a purchase agreement with HighSharp. Pursuant to the agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment from HighSharp. In January and April 2022, Thor Miner prepaid $35,406,649 for the order. Thor Miner also entered into a PSA with SOSNY for the purchase of $200,000,000 in crypto mining rigs and received a deposit form SOSNY in the amount of $48,930,000.

Due to HighSharp’s production issue, Thor Miner was unable to timely deliver the products to SOSNY according to the delivery terms of the PSA and was sued by SOSNY for breach of contract on December 9, 2022. . As of December 22, 2022, the balance of the advance made to HighSharp and deposit from SOSNY amounted to $27,927,583 and $40,560,569, respectively. On December 23, 2022, the Company entered into the Settlement Agreement with SOSNY pursuant to which the Company paid $13.0 million to SOSNY in exchange for SOSNY dismissing the lawsuit and agreed to transfer any additional funds it receives from HighSharp to SOSNY in an amount not to exceed $40,560,569. Thor Miner wrote off the balance of the deposit it received from SOSNY and the balance of its payment to HighSharp.

Impact of COVID-19

The outbreak of the COVID-19 starting from late January 2020 in the PRC spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic.

In early December 2022, Chinese government eased the strict control measures for COVID-19, which led to a surge in increased infections and disruption to our business operations. In 2023, our China operation continued to suffer from the impact of COVID-19, although to a lesser extent. The impact of any future spread of COVID-19 on the Company’s China operation will depend, to a large extent, on the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which is beyond our control.

The impact of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. As a result, our revenue for the year ended June 30, 2022 was down by approximately $1.2 million, or 22.6% and our freight revenue declined slightly in the year ended June 30, 2023.

●	Due to travel restrictions between US and China, our new business development for existing segments or new ventures has been slowed down.

●	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers were impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines. COVID-related issues exacerbated port congestion and intermittent supplier shutdowns and delays, resulted in delayed shipments and additional expenses to expedite delivery. As a result, we were unable to fulfil our customer orders on a timely basis, resulting in the cancellation of orders and the partial refund of purchases, as evident from the SOSNY settlement.

Although the impact of COVID-19 on our operations decreased in 2023, such impact still exists and may continue to exist for an unforeseeable period of time. The impact of any future spread of COVID-19 on the Company’s China operation will depend, to a large extent, on the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which is beyond our control.

Results of Operations

Comparison of the Years Ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended June 30,
	2023		2022		Change
	US $	%	US $	%	US $	%
Revenues	4,538,723	100%	3,988,415	100.0%	550,308	13.8%
Cost of revenues	3,990,654	87.9%	4,136,474	103.7%	(145,820)	(3.5)%
Gross margin	12.1%	N/A	(3.7)%	N/A	15.8%	N/A
Selling expenses	232,569	5.1%	385,890	9.7%	(153,321)	(39.7)%
General and administrative expenses	11,572,888	255.0%	9,301,784	233.2%	2,271,104	24.4%
Impairment loss of investment	128,369	2.8%	-	-	128,369	100%
Impairment loss of Cryptocurrencies	18,279	0.4%	170,880	4.3%	(152,601)	(89.3)%
Impairment loss of fixed assets and right of use asset	33,469	0.7%	1,006,305	25.2%	(972,836)	(96.7)%
Provision for doubtful accounts, net of recovery	2,827,511	62.3%	1,613,504	40.5%	1,214,007	75.2%
Stock-based compensation	329,778	7.3%	10,064,622	252.3%	(9,734,844)	(96.7)%
Total costs and expenses	19,133,517	421.6%	26,679,459	668.9%	(7,545,942)	(28.3)%

Revenues

Revenues increased by $550,308, or approximately 13.8%, to $4,538,723 for the year ended June 30, 2023 from $3,988,415 for the year ended June 30, 2022. The increase was primarily due to increased revenue from our sale of crypto mining equipment. The Company ceased to sell crypto-mining equipment since January 1, 2023.

The following tables present summary information by segments for the years ended June 30, 2023 and 2022:

	For the Year Ended June 30, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues*	$3,806,158	$732,565	$4,538,723
Cost of revenues	$3,990,654	$-	$3,990,654
Gross profit	$(184,496)	$732,565	$548,069
Depreciation and amortization	$163,635	$713	$164,348
Total capital expenditures	$(38,440)	$2,852	$(35,588)
Gross margin	(4.8)%	100%	12.1%

*	Including related party revenue of $222,963 from Zhejiang Jinbang Fuel Energy Co., Ltd for the year ended June 30, 2022.

	For the Year Ended June 30, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$3,830,615	$157,800	$3,988,415
Cost of revenues	$4,136,474	$-	$4,136,474
Gross profit	$(305,859)	$157,800	$(148,059)
Depreciation and amortization	$512,586	$21,052	$533,638
Total capital expenditures	$840,319	$34,199	$874,518
Gross margin	(8.0)%	100.0%	(3.7)%

	% Changes For the Years Ended June 30, 2023 and 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(0.6)%	364.2%	13.8%
Cost of revenues	(3.5)%	100%	(3.5)%
Gross profit	(39.7)%	364.2%	(470.2)%
Depreciation and amortization	(68.1)%	(96.6)%	(69.2)%
Total capital expenditures	(104.6)%	(91.7)%	(104.1)%
Gross margin	3.2%	0%	15.8%

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2023	2022
PRC	2,529,449	2,982,691
U.S.	2,009,274	1,005,724
Total revenues	$4,538,723	$3,988,415

Revenues

Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services were $3,806,158 for the year ended June 30, 2023, a decrease of $24,457, or approximately 0.6%, as compared to $3,830,615 for the year ended June 30, 2022. The decrease in shipping revenue of approximately $0.45 million from our PRC operation was due to a decrease in demand from a major customer, offset in part to an increase of revenue from our U.S. subsidiary, Brilliant Warehouse, of approximately $0.43 million.

Sales of Crypto Mining Machines

On January 10, 2022, Thor Miner entered into the PSA with SOSNY, a wholly owned subsidiary of SOS Ltd. Pursuant to the PSA, Thor Miner agreed to sell to SOSNY certain cryptocurrency mining hardware and other equipment. The total purchase price was $200,000,000 and the purchase was expected to be completed under separate purchase orders. We recognized the sales of cryptocurrency mining equipment based on a net basis as the manufacturer of the products was responsible for shipping and custom clearing for the products. The net revenue amounted to $732,565 and $157,800, respectively, for the years ended June 30, 2023 and 2022. We ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $3,990,654 for the year ended June 30, 2023, a decrease of $145,820, or approximately 3.5%, as compared to $4,136,474 for the year ended June 30, 2022 as a result of the decrease in freight costs of our PRC operations caused by the decrease in shipping volume due to the pandemic.

Our gross margin was 12.1% and (3.7%) for the years ended June 30, 2023 and 2022, respectively. This increase in gross margin in freight logistics segment was mainly due to increased revenue from our sale of crypto mining equipment. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses decreased by $ 7,545,942 or approximately 28.3% from $19,133,517 for the year ended June 30, 2023 compared to $26,679,459 for the year ended June 30, 2022. This decrease was mainly due to the decrease in stock-based compensation, impairment loss of fixed assets and right of use assets as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the year ended June 30, 2023, we had $232,569 in selling expenses, as compared to $385,890 for the year ended June 30, 2022, which represents a decrease of $153,321 or approximately 39.7%. The decrease was mainly due to a decrease in marketing expenses for our freight logistics segment in the PRC compared to the year ended June 30, 2022.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the year ended June 30, 2023, we had $11,572,888 of general and administrative expenses, as compared to $9,301,784 for the year ended June 30, 2022, representing an increase of $2,271,104, or approximately 24.4%. The increase was mainly due to the increased professional fees of approximately $4.0 million which are mainly legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters.

Impairment Loss of Cryptocurrencies

We recorded an impairment loss of $18,279 for the year ended June 30, 2023 due to price drops in bitcoin, which the Company deemed a triggering event for impairment testing.

Impairment Loss of Fixed Assets and Right of Use Assets

We recorded impairment losses of $33,469 and $1,006,305 for the year ended June 30, 2023 and 2022.

We performed our annual goodwill impairment analysis as of June 30, 2023 and concluded we had approximately an $0.03 million impairment loss for fixed assets and right of use assets, as our carrying value exceeds the fair value. The fair values are determined by income approach where projected future cash flows discounted at rates commensurate with the risks involved, (“Discounted Cash Flow” or “DCF” of the income approach). Assumptions used in a DCF analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows.

Impairment Loss of Investment

The Company recorded $128,369 for the year ended June 30, 2023 due to the impairment of the Company’s investment in LSM Trading Ltd. No impairment loss was recorded for the year ended June 30, 2022.

Provision for Doubtful Accounts, Net of Recovery

Our total bad debt expenses amounted to approximately $2.8 million, mostly due to a $3 million wire transfer made by our former COO, Jing Shan to Goalowen Inc. on May 5, 2023 without the Board’s authorization, as payment for the transfer by Goalowen to the Company of an operating income right to be derived from fishing activities. The Company has demanded the return of the $3 million but has not been successful. As of June 30, 2023, the Company reviewed the unauthorized transfer, evaluated the collection possibility, and decided to provide 100% allowance provision with amount of USD 3 million.

Stock-based Compensation

Stock-based compensation was $329,778 for the year ended June 30, 2023, a decrease of $9,734,844 or 96.7%, as compared to $10,064,622 for the year ended June 30, 2022, as we issued less stock compensation to employees and directors.

Loss from disposal of subsidiaries and VIE

On December 31, 2021, the Company entered into a series of agreements to terminate its VIE structure and deconsolidated its formerly controlled entity Sino-China. The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Beijing. The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with VIE structures. The Company also dissolved its subsidiary Sino-Global Shipping LA, Inc., and on March 14, 2022, the Company discontinued its subsidiary Sino-Global Shipping Canada, Inc. The total loss related to the three disposals amounted to approximately $6.1 million for the year ended June 30, 2022. The Company also dissolved its subsidiary Sino-Global Shipping Australia Pty Ltd. (“SGS AUS”) in November 2022.

Since these entities did not have any active operations prior to their disposal, the disposal did not represent a strategic change in the Company’s business. As such, the disposal was not presented as a discontinued operation.

Lawsuit settlement expenses

We recorded $8.4 million in lawsuit settlement expenses for the year ended June 30, 2023, compared to nil in lawsuit settlement expenses for the year ended June 30, 2022. The expenses were related to the lawsuits in connection with the Securities Purchase Agreement and the Financial Advisory Agreement described in Item 1. Business – Litigation..

Other Expenses, Net

Other expenses, net was $0.07 million for the year ended June 30, 2023, which mainly consisted of interest expense for our convertible debt of approximately $0.25 million and the gain on disposal of right of use assets and fixed assets of $0.19 million, compared to $0.1 million of interest expenses for our convertible debt and other finance charges, net of interest earned in the year ended June 30, 2022.

Taxes

Our income tax expenses amounted to $135,855 and nil for the years ended June 30, 2023 and 2022, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. The NOL generated for the year ended June 30, 2023 amounted to approximately $19,700,000. The Tax benefit derived from this NOL was approximately $8,775,000. As of June 30, 2023, our cumulative NOL amounted to approximately $41,700,000.

Our operations in China have incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022, which was mainly from Sino -China which was disposed of in the year ended June 30, 2022. During the year ended June 30, 2023, we generated an additional NOL of approximately $370,000 due to increased third party service cots as a result of our special committee’s investigation. Our PRC subsidiaries’ cumulative NOL amounted to approximately $1,703,000 as of June 30, 2023, which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of our deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets would not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of June 30, 2023. The net decrease in valuation for the year ended June 30, 2023 amounted to approximately $4,696,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $23,098,342 for the year ended June 30, 2023, compared to a net loss of $28,928,369 for the year ended June 30, 2022. After the deduction of non-controlling interest, net loss attributable to us was $22,996,846 for the year ended June 30, 2023, compared to $28,257,830 for the same period in 2022. Comprehensive loss attributable to us was $22,952,349 for the year ended June 30, 2023, as compared to $27,482,995 for the year ended June 30, 2022.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2023, we had $17,390,156 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the U.S.

On December 19, 2021, the Company issued two convertible notes to two non-U.S. investors for an aggregate purchase price of $10,000,000 (the “December 2021 Convertible Notes”). The December 2021 Convertible Notes bear interest at 5% annually and may be converted into shares of the Company’s common stock at a conversion price of $3.76 per share. At the investors’ request, we prepaid $5,000,000 in the aggregate principal amount, without interest, of the December 2021 Convertible Notes on March 8, 2022. Interest for the $5,000,000 principal that was repaid was waived.

As of June 30, 2023, we had the following loan outstanding:

Loans	Maturity	Interest rate	Amount
Convertible Notes	December 2023	5%	$5,000,000

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended June 30,
	2023	2022

Net cash (used in) provided by operating activities	$(33,643,405)	$5,918,070
Net cash used in investing activities	$(2,225,708)	$(3,581,676)
Net cash (used in) provided by financing activities	$(2,125,420)	$8,351,964
Effect of exchange rate fluctuations on cash	$(448,593)	$307,607
Net (decrease) increase in cash	$(38,443,126)	$10,995,965
Cash at the beginning of period	$55,833,282	$44,837,317
Cash at the end of period	$17,390,156	$55,833,282

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2023	2022	Variation	%

Total Current Assets	$18,192,716	$63,165,462	$(44,972,746)	(71)%
Total Current Liabilities	$5,031,769	$25,212,959	$(20,181,190)	(80)%
Working Capital	$13,160,947	$37,952,503	$(24,791,556)	(65)%
Current Ratio	3.62	2.51	1.11	44%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2023, our working capital was approximately $13.2 million and we had cash of approximately $17.4 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due within one year from the date of this Report.

Operating Activities

Our net cash used in operating activities was approximately $33.6 million for the year ended June 30, 2023. The operating cash outflow for the year ended June 30, 2023 was primarily attributable to our net loss of approximately $23.1 million which included a $8.4 million lawsuit settlement. Our cash outflow also included deferred revenue of approximately $6.9 million where we realized revenue from the sale of crypto mining equipment and a decrease in refund payable of $13.0 million as a result of the settlement payment to SOSNY, offset by cash inflow consisting of advance to a related party supplier of approximately $6.2 million which we realized as the cost for the sale of cryptocurrency equipment.

Our net cash provided by operating activities was approximately $5.9 million for the year ended June 30, 2022. The operating cash inflow for the year ended June 30, 2022 was primarily attributable to our net loss of approximately $28.9 million, adjusted by non-cash stock-based compensation of approximately $10.0 million, loss on disposal of subsidiaries and VIE of approximately $6.1 million and provision for doubtful accounts of approximately $1.6 million. We had an increase in cash inflow of other receivables of approximately $1.4 million and we received a total of $47.0 million from SOSNY, approximately $34.1 million was an advanced payment we received for the sale of cryptocurrency mining machines, while we refunded $13.0 million to SOSNY in December 2022. Our cash inflow was decreased by an advance to a related party supplier of approximately $34.1 million which was for the purchase of cryptocurrency mining machines.

Investing Activities

Net cash used in investing activities was approximately $2.2 million for the year ended June 30, 2023. This is mainly due to an amount of $3.0 million paid to Goalowen Inc. with an operating income right transfer contract. We also had cash inflows from repayment of a loan receivable of approximately $0.5 million from Qinggang Wang and Lei Cao, who are related parties, and $0.09 million from the sale of property and equipment, and repayments from related parties of approximately $0.3 million,

Net cash used in investing activities was approximately $3.5 million for the year ended June 30, 2022 due to the acquisition of property and equipment of approximately $0.9 million and an investment of approximately $0.2 million to a 40% owned joint venture. We made an additional loan of $0.5 million to Wang Qinggang, a related party to the Company, and CEO and legal representative of Trans Pacific Shanghai which is due in June 2024. We also made related party advances of approximately $1.9 million, which includes $1.3 million to Shanghai Baoyin which is 30% owned by Wang Qinggang, and approximately $0.6 million in advances to LSM Trading Ltd, of which we hold a 40% ownership interest. The outstanding personal loan owed by Wang Qinggang was fully repaid in December 2022. The Company is taking actions in order to pursue all available legal remedies including lawsuits to recover the $0.6 million advanced to LSM Trading Ltd.

Financing Activities

Financing activities for the year ended June 30, 2023 was mainly payment of $2.1 million for fair value of shares to be cancelled in our legal settlement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting as more fully described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective due to the following material weaknesses for the year ended and as of June 30, 2023:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Positions Held
Ziyuan Liu	34	Chief Executive Officer, Chairman of the Board
Ying Cao	46	Chief Financial Officer
Xu Zhao	37	Director
Haotian Song	33	Director
Zhongliang Xie	52	Director

Ziyuan Liu

Mr. Ziyuan Liu has been our Chief Executive Officer since April 2023 and a director and chairman of the Board since May 2023. Before joining the Company, Mr. Liu served as the manager of the North American market development department in Fulongma Group Co., Ltd., a comprehensive environmental sanitation solutions provider in China, from July 2022 to April 2023. Prior to that, he worked for Ningbo Shunxiang Group Co., Ltd., a polyester film manufacturer in China, as the chief operating officer from July 2019 to July 2022. From July 2018 to June 2019, he served as the project manager for Shouhang New Energy, a solar photovoltaics and energy storage solutions supplier in China. Prior to that, he worked for Hongkun Group, a real estate developer based in China, as the general manger for the Shenzhen area from July 2015 to June 2018. Mr. Liu graduated from Wuhan Institute of Technology with a major in project management.

Ying Cao

Mr. Ying Cao has been our Chief Financial Officer since August 2023. He has served as the department manager and quality control manager at Shaanxi Huaqiang Certified Public Accountants Co., Ltd. since 2015. Prior to that, he served as a project manager in Sigma Accounting Firm from 2007 to 2014. Mr. Cao obtained his bachelor’s degree in accounting from Xi’an University of Finance and Economics. Mr. Ying Cao is a Certified Public Accountant in China.

Xu Zhao

Mr. Xu Zhao has been a director since September 2023. Mr. Zhao has worked as the president of Shijiazhuang Juminhui Technology Co., Ltd., a Chinese trading company since March 2023. He was the regional manager for Hebei Province of Jiangsu Hengrui Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company from September 2009 to July 2022. Mr. Zhao received his bachelor’s degree in marketing from Nankai University Binhai College in 2009.

Haotian Song

Mr. Haotian Song has been a director since May 2023. Mr. Song is the founder and chief executive officer of HT Processing, a cross-border payment system provider with extensive knowledge into Chinese consumer spending habits in hospitality and retail industries, from June 2017 to April 2023. Prior to that, he served as the chief operating officer of Calabash Brothers LLC, an Asian e-commerce logistics company, from November 2021 to April 2022. From August 2013 to August 2017, Mr. Song worked for Go To Travel, a travel agency company providing Asian tour operators with exclusive wholesale access to top attraction tickets in the east coast, as its general manager. Mr. Song received his bachelor’s degree in business administration from Baruch College of the City University of New York in 2013.

Zhongliang Xie

Mr. Zhongliang Xie has been a director since July 2023. He has served as the General Manager of Zhongxing Cai Guanghua Certified Public Accountants, Shaanxi Branch since January 2019. He has also served as the vice president of Shanxi NEEQ Federation since January 2017, and an Internal Committee member of Shanxi Provincial Equity Exchange Center since August 2021. From April 2008 to December 2018, he worked as the General Manager of Beijing Xinghua Certified Public Accountants, Xi’an Branch. From May 2005 to April 2008, he was the Controller of Zhongyi Far East Import & Export Co., Ltd. Mr. Xie graduated from Bao Ji University majoring in Enterprise Management. He is a Certified Public Accountant, Certified Public Valuer and Registered Cost Engineer in China.

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

Board Diversity Matrix

Pursuant to the Nasdaq’s Board Diversity Rules, below is the Company’s board diversity matrix outlining diversity statistics regarding our Board.

Board Diversity Matrix as of September 25, 2023
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4
Part II: Demographic Background
Asian		5

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2023, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following forms were filed late:

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

Audit Committee

The Audit Committee consists of Zhongliang Xie and Xu Zhao, who are each independent. Mr. Xie chairs the Audit Committee and qualifies as the audit committee financial expert. Our Audit Committee has adopted a written charter, and a copy of this charter is posted on the Company’s website, at www.singularity.us.  Under such charter, our Audit Committee is authorized to:

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

Compensation Committee

The Compensation Committee is composed of three independent directors including Zhongliang Xie and Xu Zhao. Our Compensation Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. Our Compensation Committee is authorized to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of three independent directors including Zhongliang Xie and Xu Zhao. Xu Zhao serves as the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. The functions of our Governance Committee, among other things, include:

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time has at any time, been one of our officers or employees, or, during the last two fiscal years, a participant in a related-party transaction that is required to be disclosed. None of our executive officers currently serves, or in the past year has served, as a member of our Board or Compensation Committee of any entity that has one or more executive officers on our Board or Compensation Committee.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our former Chief Executive Officer and Chairman, Ms. Yang Jie, our former Chief Executive Officer and director, Ms. Tuo Pan, our former Chief Financial Officer, Mr. Zhikang Huang, our former Vice President, Mr. Jing Shan, our former Chief Operating Officer, Ziyuan Liu, our Chief Executive Officer, and Dianjiang Wang, our Chief Financial Officer for the years ended June 30, 2023 and 2022.

Name	Year	Salary		Bonus	Securities- based Compensation	All other Compensation	Total
Lei Cao,	2022	$426,609	(2)	$800	-	-	$427,409
Former Chief Executive Officer (1)(6)	2023	261364					261364

Tuo Pan,	2022	$302,973		$800	-	-	$303,773
Former Chief Financial Officer (2)(7)	2023	66667					66667

Zhikang Huang,	2022	$275,000		$800	-	-	$275,800
Former Vice President and Director(3)(8)	2023	150000		666			150666

Jing Shan,	2022	$143,333		$800	-	-	$144,133
Chief Operating Officer(4)	2023	223185		92332			315517

Yang Jie,(5)	2022	$500,000		$800	-	-	$500,800
Former Chief Executive Officer and director(9)	2023	52,536					52,536

Ziyuan Liu	2022
Chief Executive Officer(10)	2023	$49,000					$49,000

Dianjiang Wang	2022
Chief Financial Officer(11)	2023	$10,000					$10,000

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary was $260,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Mr. Cao’s annual salary was $500,000, effective November 1, 2021.

(2)	According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary was $100,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Ms. Pan’s annual salary was $400,000, effective November 1, 2021.

(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary was $150,000, effective January 1, 2019.

(4)	According to the Employment Agreement dated August 5, 2021, Ms. Shan’s annual salary was $120,000, effective August 5, 2021. According to the Employment Agreement dated February 8, 2022, Ms. Shan’s annual salary was $200,000, effective February 8, 2022 and was raised to $250,000 since August 15, 2022. Pursuant to the cancellation agreement entered into on December 28, 2022, Ms. Shan agreed to return to the Company for cancellation 100,000 shares of common stock of the Company granted to her for her services as an officer of the Company. The shares are being cancelled.

(5)	Pursuant to the cancellation agreement entered into on December 19, 2022, Mr. Jie agreed to return to the Company for cancellation 300,000 shares of common stock of the Company granted to him for his services as an officer of the Company. The shares have been cancelled.

(6)	On November 1, 2021, Mr. Cao, retired from his position as the Company’s Chief Executive Officer. Mr. Cao resigned from the Board on January 9, 2023. Pursuant to the separation agreement entered into on January 9, 2023, Mr. Cao agreed to forfeit and return to the Company for cancellation 600,000 shares of common stock of the Company granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company. The shares are being cancelled.

(7)	On August 31, 2022, Ms. Pan was terminated for cause as an employee and Chief Financial Officer of the Company and from any other position at any subsidiary of the Company to which she has been appointed. Ms. Pan was terminated for cause in accordance with the terms of her Employment Agreement dated November 9, 2021 and did not receive any salary or benefits from the Company except those earned through August 31, 2022.

(8)	On November 1, 2021, Mr. Huang resigned from his position as a member of the Board of the Company.

(9)

On August 9, 2022, Mr. Jie resigned as Chief Executive Officer and director, following the Board’s decision on August 8, 2022, which adopted the Special Committee’s recommendation that Mr. Jie be suspended immediately.

(10)	According to the Employment Agreement dated April 18, 2023, Mr. Liu’s compensation consists of an annual base salary of $240,000 in cash and a discretionary annual bonus, effective April 18, 2023.

(11)	According to the Employment Agreement dated May 1, 2023, Mr. Wang’s compensation consists of an annual base salary of $60,00, and a discretionary annual bonus, effective May 1, 2023.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

None.

Director Compensation

The table below sets forth the compensation received by our directors in the year ended June 30, 2023.

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
John Levy(3)	37,500	-	-	159,565	(2)	197,065
Heng Wang	50,000	-	-	167,029	(2)	217,029
Tieliang Liu(4)	50,000	-	-	75,000		125,000
Haotian Song	6,667	-	-	-		6,667
Ling Jiang(5)	8,333	-	-	-		8,333
Ziyuan Liu	49,000	-	-	-		49,000

(1)	This table does not include Mr. Ziyuan Liu, our Chief Executive Officer and director, Mr. Lei Cao, our former Chief Executive Officer and former director, Mr. Zhikang Huang, our former director and Vice President, and Mr. Yang Jie, our former Chief Executive Officer and director whose compensation is fully reflected in the Summary Compensation Table.

(2)	Represents compensation paid to Mr. Levy and Mr. Wang for their services as Chairman and member of the Special Committee, respectively, for the period July 2022 to February 2023.

(3)	On February 23, 2023, Mr. John Levy resigned as a director of the Board and member of the Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee.

(4)	On July 3, 2023, Mr. Tieliang Liu resigned as a director.

(5)	On September 28, 2023, Ms. Ling Jiang resigned as a director.

Employment Agreements

The Company has an employment agreement with Mr. Ziyuan Liu, our Chief Executive Officer. The employment agreement began on April 18, 2022, with a term of one year. The term shall automatically be extended for a one-year period in the absence of notice of non-renewal provided at least 30 days prior to the anniversary date of the employment agreement. Under the terms of the employment agreement, Mr. Liu will receive an annual base salary of $240,000 in cash, and a discretionary annual bonus.

The Company has an employment agreement with Mr. Dianjiang Wang, our Chief Financial Officer. The employment agreement began on May 1, 2022, with a term of one year. The term shall automatically be extended for a one-year period in the absence of notice of non-renewal provided at least 30 days prior to the anniversary date of the employment agreement. Under the terms of the employment agreement, Mr. Liu will receive an annual base salary of $60,000 in cash, and a discretionary annual bonus.

The Company had an employment agreement with Jing Shan, our former Chief Operating Officer. The employment agreement began on February 8, 2022 and was scheduled to end on August 4, 2024. Under the terms of the employment agreement, Ms. Shan received a base salary of $200,000 per year. Her performance and salary were subject to review at any time, and any increases in her salary that our Board may determine, were to be made on a basis consistent with the standard practices of our Company. On August 15, 2022, the Board approved an increase of Ms. Shan’s annual salary from $200,000 to $250,000 and she was paid a cash bonus of $50,000 upon conclusion of the Special Committee investigation. On July 10, 2023, Company terminated the employment of Ms. Shan for cause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 25, 2023, for (i) each named executive officer and director, and (ii) all executive officers and directors as a group. As of September 25, 2023, there was no stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In the table below, percentage ownership is based on 17,515,526 shares of our common stock issued and outstanding as of September 25, 2023.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Ziyuan Liu	-
Ying Cao	-	-
Ling Jiang	-
Haotian Song	-
Zhongliang Xie	-
Xu Zhao	-

All directors and executive officers as a group (Six individuals)	-	-%

(1)	The individual’s address is c/o Singularity Future Technology, Ltd., 98 Cutter Mill Road, Suite 311, Great Neck, New York 11021.

Securities Authorized for Issuance to Our Officers, Directors, Employees and Consultants under Equity Compensation Plans

The below table reflects, as of September 25, 2023, the number of shares of common stock authorized by our stockholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

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

(1)

Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 60,581 shares of our common stock. The 2,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 2,000,000 shares of common stock or other securities convertible or exercisable for common stock. We granted options to purchase an aggregate of 30,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 15,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 120,000 shares of common stock to consultants to our Company in 2014, 132,000 shares of common stock to our officers and directors in 2016, 132,000 shares of common stock to our officers and directors in 2018, 26,000 to three employees in 2017 and 316,000 shares of common stock to employees in 2018. On September 2021, the board granted 1,020,000 shares of common stock to our officers and directors under the 2014 Incentive Plan.

Accordingly, we may issue options to purchase 47,781 shares under the 2008 Incentive Plan, and we may issue 110,000 and 9,800,000  shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan and the 2021 Incentive plan respectively. Pursuant to certain agreements, the 600,000 shares issued to Lei Cao under the 2014 Incentive Plan, and the 300,000 and 100,000 shares issued to Yang Jie and Jing Shan, respectively, under the 2021 Incentive Plan, have been canceled.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Set forth below are our transactions with related persons for the years ended June 30, 2023 and 2022.

Advance to Related Party Suppliers

The Company’s advances to related party suppliers are as follows:

	June 30,	June 30,
	2023	2022
Bitcoin mining hardware and other equipment (1)	$-	$6,153,546
Total Advances to suppliers-related party	$-	$6,153,546

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sales Agreement (“PSA”) with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order and no prepayment as of June 30, 2023.

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

Due from Related Party

As of June 30, 2023 and June 30, 2022, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2023	2022
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	458,607	415,412
Shanghai Baoyin Industrial Co., Ltd (2)	1,068,014	1,306,004
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Cao Lei (5)	13,166	54,860
Less: allowance for doubtful accounts	(2,138,276)	(2,449,700)
Total	$74,935	$-

(1)	As of June 30, 2023 and 2022, the Company advanced $458,607 and $415,412 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $383,672 and $415,412 for the year ended June 30, 2023 and 2022, and the allowance changes as a result of changes in exchange rates.

(2)	As of June 30, 2023 and 2022, the Company advanced approximately $1.1 million and $1.3 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. The Company is taking actions in order to pursue all available legal remedies including lawsuits to recover these funds.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the year ended June 30, 2023 and 2022.

(5)	The amount represents business advances to Mr. Lei Cao, the former Chairman of the Board. During the six months ended June 30, 2023, Lei Cao repaid approximately $54,000, of which approximately $13,000 additional payment was recognized as non-operating income. The Company provided full credit losses for the remaining balance of the receivable.

Loan Receivable- Related Parties

As of June 30, 2023 and June 30, 2022, the outstanding loan receivable from related parties consists of the following:

	June 30,	June 30,
	2023	2022
Wang Qinggang (1)	$-	$552,285

(1)	On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is was non-interest bearing for a loan amount of up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, an additional $552,285 (RMB 3,700,000) was loaned to Wang Qinggang with a due date of June 7, 2024. The outstanding loan was fully repaid in December 2022.

Accounts payable- related parties

As of June 30, 2023 and June 30, 2022, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Due to Related Party

As of June 30, 2023, the Company owed Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $104,962. These payments were made on behalf of the Company for the daily operational activities.

Revenue - Related Party

For the year ended June 30, 2023, the company had no revenue from a related party. For the year ended June 30, 2022, revenue from related party, Zhejiang Jinbang, to which the Company provided logistics services including coal transportation, amounted to $222,963.

Director Independence

Our Board has determined that each of Zhongliang Xie and Xu Zhao is an “independent director” as defined by the applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

Set forth below are the aggregate fees billed by Audit Alliance LLP, our independent registered accounting firm, for the fiscal years ended June 30, 2023 and June 30, 2022 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2023	Fiscal 2022
Audit fees	$390,100	$115,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$390,100	$115,000
Tax fees	-	-
All other fees	-	-
Total fees	$390,100	$115,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2023 or 2022.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Audit Alliance LLP in fiscal 2023 or 2022. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Audit Alliance’s independence.

The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Singularity Future Technology, Ltd. (1)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (3)
3.4	Bylaws of Singularity Future Technology, Ltd. (4)
4.1	Specimen Certificate for Common Stock (4)
4.2	Form of Series A Warrant to purchase Common Stock dated March 12, 2018 (5)
4.3	Form of Series B Warrant to purchase Common Stock dated March 12, 2018 (6)
4.4	Form of Common Stock Purchase Warrant dated September 2020 (7)
4.5	Form of Warrant to purchase Common Stock (8)
4.6	Form of Warrant, dated December 14, 2021 (9)
10.1	Employment Agreement by and between Ms. Jing Shan and Sino-Global Shipping America, Ltd., dated as of August 5, 2021 (10)
10.2	Employment Agreement by and between Mr. Ziyuan Liu and the Company, dated April 18, 2022 (11)
10.3	Employment Agreement by and between Mr. Dianjiang Wang and the Company, dated May 1, 2022 (12)
10.4	The Company’s 2021 Stock Incentive Plan (13)
10.5	Strategic Alliance Agreement by and between Shenzhen HighSharp Electronic Ltd. And the Company, dated October 3, 2021 (14)
10.6	Offer Letter by and between Mr. Heng Wang and the Company, dated as of November 1, 2021 (15)
10.7	Form of Warrant, dated as of December 2021 (16)
10.8	Form of Securities Purchase Agreement, dated as of December 2021 (17)
10.9	Form of Senior Convertible Note, dated as of December 2021 (18)
10.10	Form of Warrant Purchase Agreement, dated as of January 2022 (19)
10.11	Purchase and Sale Agreement by and between Thor Miner, Inc. and the Company, dated January 10, 2022 (20)
10.12	Employment Agreement by and between Ms. Jing Shan and the Company, dated February 8, 2022 (21)
10.13	Form of Amended and Restated Senior Convertible Note, dated as of March 2022 (22)
10.14	Joint Venture Agreement by and between Golden Mainland Inc. and the Company, dated April 10, 2022 (23)
10.15	Form of Settlement Agreement by and between SOS Information Technology New York, Inc. and Thor Miner, Inc., the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (24)
10.16	Separation Agreement by and between the Company and Lei Cao, dated as of January 9, 2023 (25)
10.17	Placement Agreement by and between Sino-Global Shipping America, Ltd. and Maxim Group LLC, dated as of February 5, 2021 (26)
10.18	Form of Services Agreement by and between the Company and Chongqing Iron & Steel Ltd
14.1	Code of Ethics of the Company (27)
21.1	List of subsidiaries of the Company*
23.1	Consent of Audit Alliance LLP*
31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014.

(2)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(3)	Incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.

(5)	Incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018.

(6)	Incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 12, 2018.

(7)	Incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2020.

(8)	Incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on Form 8-K filed on February 8, 2021.

(9)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(10)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021.

(11)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2021.

(12)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2021.

(13)	Incorporated by reference to exhibit 99.2 to the Company’s Form S-8 filed on August 27, 2021.

(14)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021.

(15)	Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021.

(16)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(17)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

(18)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021.

(19)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022.

(20)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2022.

(21)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2022.

(22)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022.

(23)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022.

(24)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2023.

(25)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.

(26)	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2021.

(27)	Incorporated by reference to exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 (File No. 001-34024).

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

September 28, 2023	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ziyuan Liu	Director, Chairman of the Board and Chief Executive Officer	September 28, 2023
Ziyuan Liu	(Principal Executive Officer)

/s/ Haotian Song	Director	September 28, 2023
Haotian Song

/s/ Zhongliang Xie	Director	September 28, 2023
Zhongliang Xie

/s/ Xu Zhao	Director	September 28, 2023
Xu Zhao

/s/ Ying Cao	Chief Financial Officer	September 28, 2023
Ying Cao	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Singularity Future Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singularity Future Technology Ltd. and its subsidiaries (collectively, the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

AUDIT ALLIANCE LLP (3487)

Singapore

September 28, 2023

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022
Assets
Current assets
Cash	$17,390,156	$55,833,282
Cryptocurrencies	72,179	90,458
Accounts receivable, net	198,553	108,381
Other receivables, net	76,814	25,057
Advances to suppliers - third parties	128,032	36,540
Advances to suppliers - related party	-	6,153,546
Prepaid expenses and other current assets	252,047	365,913
Due from related party	74,935	-
Loan receivable-related parties, net	-	552,285
Total Current Assets	18,192,716	63,165,462

Property and equipment, net	426,343	548,956
Right-of-use assets	381,982	732,744
Other long-term assets - deposits	236,766	237,749
Investment in unconsolidated entity	-	162,829
Total Assets	$19,237,807	$64,847,740

Current Liabilities
Deferred revenue	$66,531	$6,955,577
Refund payable	-	13,000,000
Accounts payable	494,329	508,523
Accounts payable – related party	63,434	63,434
Lease liabilities - current	330,861	471,976
Taxes payable	3,334,958	3,457,177
Due to related party	104,962	-
Accrued expenses and other current liabilities	636,694	756,272
Total current liabilities	5,031,769	25,212,959

Lease liabilities - noncurrent	245,171	846,871
Convertible notes	5,000,000	5,000,000

Total liabilities	10,276,940	31,059,830

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 17,715,526 and 22,244,333 shares issued and outstanding as of June 30, 2023 and June 30,2022, respectively	94,332,048	96,127,691
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(85,576,438)	(62,579,592)
Accumulated other comprehensive income	90,236	45,739
Total Stockholders’ Equity attributable to controlling shareholders of the Company	11,180,808	35,928,800

Non-controlling Interest	(2,219,941)	(2,140,890)

Total Equity	8,960,867	33,787,910

Total Liabilities and Equity	$19,237,807	$64,847,740

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2023	2022
Net revenues	$4,538,723	$3,988,415
Cost of revenues	(3,990,654)	(4,136,474)
Gross profit	548,069	(148,059)

Selling expenses	(232,569)	(385,890)
General and administrative expenses	(11,572,888)	(9,301,784)
Impairment loss of investment	(128,369)	-
Impairment loss of cryptocurrencies	(18,279)	(170,880)
Impairment loss of fixed assets and intangible assets	(33,469)	(1,006,305)
Provision for doubtful accounts, net	(2,827,511)	(1,613,504)
Stock-based compensation	(329,778)	(10,064,622)
Total operating expenses	(15,142,863)	(22,542,985)

Operating loss	(14,594,794)	(22,691,044)

Loss from disposal of subsidiary and VIE	(42,191)	(6,131,616)
Lawsuit settlement expenses	(8,400,491)	-
Other income (expenses), net	74,989	(105,709)

Net loss before provision for income taxes	(22,962,487)	(28,928,369)

Income tax expense	(135,855)	-

Net loss	(23,098,342)	(28,928,369)

Net loss attributable to non-controlling interest	(101,496)	(670,539)

Net loss attributable to controlling shareholders of the Company.	$(22,996,846)	$(28,257,830)

Comprehensive loss
Net loss	$(23,098,342)	$(28,928,369)
Other comprehensive income - foreign currency	66,942	801,065
Comprehensive loss	(23,031,400)	(28,127,304)
Less: Comprehensive loss attributable to non-controlling interest	(79,051)	(644,309)
Comprehensive loss attributable to controlling shareholders of the Company.	$(22,952,349)	$(27,482,995)

Loss per share
Basic and diluted	$(1.09)	$(1.58)

Weighted average number of common shares used in computation
Basic and diluted	21,123,252	17,924,098

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Shares to be	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2021(Restated)	-	$-	15,132,113	$82,555,700	$2,334,962	$-	$(34,321,762)	$(729,096)	$(7,415,631)	$42,424,173
Issuance of common stock to private placement	-	-	2,328,807	5,961,911	-	-	-	-	-	5,961,911
Issuance of common stock to private investors	-	-	1,400,000	4,563,908	-	-	-	-	-	4,563,908
Stock based compensation to employee	-	-	1,620,000	6,044,400	-	-	-	-	-	6,044,400
Stock based compensation to consultants	-	-	900,000	4,020,222	-	-	-	-	-	4,020,222
Cashless exercise of stock warrants	-	-	599,413	-	-	-	-	-	-	-
Warrant repurchase	-	-	-	(7,948,000)	-	-	-	-	-	(7,948,000)
Warrant exercise	-	-	264,000	929,550	-	-	-	-	-	929,550
Disposal of VIE and subsidiaries	-	-	-	-	-	-			5,919,050	5,919,050
Foreign currency translation	-	-	-	-	-	-	-	774,835	26,230	801,065
Net loss	-	-	-	-	-	-	(28,257,830)	-	(670,539)	(28,928,369)
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	$-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	329,777	-	-	-	-	-	329,777
Cancellation of stock compensation	-	-	(1,000,000)	-	-	-	-	-	-	-
Cancellation of shares due to settlement	-	-	(3,528,807)	(2,125,420)	-	(200,000)	-	-	-	(2,125,420)
Foreign currency translation	-	-	-	-	-	-	-	44,497	22,445	66,942
Net loss	-	-	-	-	-	-	(22,996,846)	-	(101,496)	(23,098,342)
BALANCE, June 30, 2023	-	-	17,715,526	94,332,048	2,334,962	(200,000)	(85,576,438)	90,236	(2,219,941)	8,960,867

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2023	2022
Operating Activities
Net loss	$(23,098,342)	$(28,928,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	329,778	10,064,622
Depreciation and amortization	164,348	533,638
Non-cash lease expense	351,005	611,022
Provision for doubtful accounts, net	2,827,511	1,613,504
Impairment loss of fixed assets and intangible asset	33,469	1,006,305
Gain on disposal of ROU	(177,970)	-
(Gain) loss on disposal of fixed assets	(12,926)	147,154
Loss on disposal of subsidiaries	42,191	6,131,616
Impairment loss of investment	128,369	-
Impairment loss of cryptocurrencies	18,279	170,880
Investment loss from unconsolidated subsidiary	34,459	47,181
Changes in assets and liabilities
Accounts receivable	28,362	(39,669)
Other receivables	228,593	1,418,393
Advances to suppliers – third parties	(96,941)	543,321
Advances to suppliers – related party	6,153,546	(34,081,129)
Prepaid expenses and other current assets	113,866	(24,463)
Other long-term assets – deposits	418	(123,869)
Deferred revenue	(6,888,971)	34,047,696
Refund payable	(13,000,000)	13,000,000
Accounts payable	(10,948)	24,967
Taxes payable	(114,845)	94,393
Lease liabilities	(564,813)	(633,376)
Accrued expenses and other current liabilities	(131,843)	294,253
Net cash (used in) provided by operating activities	(33,643,405)	5,918,070

Investing Activities
Acquisition of property and equipment	(35,588)	(874,518)
Proceeds from disposal of property and equipment	90,956	-
Loan receivable – related parties	510,087	(573,252)
Investment in unconsolidated entity	-	(210,010)
Advance to related parties	(74,934)	(1,923,896)
Repayment from related parties	283,771	-
Amount paid to Goalowen	(3,000,000)	-
Net cash provided by (used in) investing activities	(2,225,708)	(3,581,676)

Financing Activities
Proceeds from issuance of preferred stock	-	-
Proceeds from issuance of common stock	-	10,525,819
Warrant exercise	-	929,550
Proceeds from convertible notes	-	10,000,000
Repayment of convertible notes	-	(5,000,000)
Warrant repurchase	-	(7,948,000)
Repayment of loan payable	-	(155,405)
Payment of legal settlement to cancel shares	(2,125,420)	-
Net cash (used in) provided by financing activities	(2,125,420)	8,351,964

Effect of exchange rate fluctuations on cash	(448,593)	307,607

Net (decrease) increase in cash	(38,443,126)	10,995,965

Cash at beginning of year	55,833,282	44,837,317

Cash at end of year	$17,390,156	$55,833,282

Supplemental information
Income taxes paid	$-	$-
Interest paid	$-	$2,404

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$1,523,433

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

The Company conducts its business primarily through its wholly-owned subsidiaries in the PRC (including Hong Kong) and the United States, where the majority of its clients are located. For the twelve months ended June 30, 2023, the Company operated in two segments: (1) freight logistics services, which were operated by its subsidiaries in both the United States and PRC, and (2) the sale of crypto-mining machines, which were operated by its subsidiaries in the United States. On Feb 27, 2023, Ningbo Saimeinuo Supply Chain Management Ltd. changed its name to Ningbo Saimeinuo Web Technology Ltd. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China.

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

As of June 30, 2023, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Thor Miner Inc. (“Thor Miner”)	● ● ●	A Delaware Corporation Incorporated on October 13, 2021 Primarily engaged in sales of crypto mining machines	51% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Ningbo Saimeinuo Web Technology Ltd. (“SGS Ningbo”)	● ● ●	A PRC limited liability company Incorporated on September 11,2017 Primarily engaged in freight logistics services	100% owned by SGS NY

Blumargo IT Solution Ltd. (“Blumargo”)	● ● ●	A New York Corporation Incorporated on December 14, 2020 No material operations	100% owned by SGS NY

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping & Risk Solution Inc(“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned by the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

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

The Company dissolved its subsidiary Sino-Global Shipping Australia Pty Ltd. and canceled its registration with the State Administration for Industry and Commerce of the People’s Republic of China on November 9, 2022.and recorded the disposal loss of $0.04 million for the year ended June 30, 2023.

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

The exchange rates for the years ended June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022	June 30
Foreign currency	Balance Sheet	Balance Sheet	2023 Profits/Loss	2022 Profits/Loss
1USD: RMB	7.2537	6.6994	6.9501	6.4544
1USD: AUD	1.5012	1.4484	1.4861	1.3788
1USD: HKD	7.8366	7.8474	7.8379	7.8045

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of June 30, 2023 and June 30, 2022, cash balances of $183,510 and $143,044, respectively, were maintained at financial institutions in the PRC. $ 74,533 and $nil of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, June 30, 2023 and June 30, 2022, cash balances of $919,990 and $55,636,636, respectively, were maintained at U.S. financial institutions. $450,636 and $53,869,575 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2023 and June 30, 2022, cash balances of $16,285,067 and $51,701, respectively, were maintained at financial institutions in Hong Kong, and $16,216,393 and $nil of these balances are not covered by insurance. As of June 30, 2023 and June 30, 2022, cash balances of $nil and $192, respectively, were maintained at Australia financial institutions, and were insured as the Australian government guarantees deposits up to AUD 250,000 (approximately $172,000). As of June 30, 2023 and June 30, 2022, amount of deposits the Company had covered by insurance amounted to $647,004 and $1,961,997, respectively.

(f) Cryptocurrencies

Cryptocurrencies, mainly bitcoin, are included in current assets in the accompanying consolidated balance sheets. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for as other income for the year ended June 30, 2022. No other income was generated for the year ended June 30, 2023. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. The Company inquired with the car dealer and obtained the following market value for similar vehicles and provide impairments to carrying value of fixed assets of $33,469. And no impairments were recorded for the years ended June 30, 2022.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19.As we could not get the financial information of the investee, we determined to provide full impairment of our equity investment. The Company recorded $128,360 impairment loss for the year ended June 30, 2023.

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

For the year ended June 30, 2023, the Company also engaged in sales of cryptocurrency mining equipment.

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

For the year ended June 30, 2023, the Company recognized the sale of cryptocurrency mining equipment based on net basis as the manufacturer of the products are responsible for shipping and custom clearing for the products.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $66,531 and $6,955,577 for the year ended June 30, 2023 and 2022, respectively. Refund payable amounted to $nil and $13,000,000 for the year ended June 30, 2023 and 2022, respectively as a result of termination of the contract with customer (See Note 21 for details).

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2023	2022
Sale of crypto mining machines	$732,565	$157,800
Shipping agency and management services	-	-
Freight logistics services	3,806,158	3,830,615
Total	$4,538,723	$3,988,415

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2023	2022
PRC	$2,529,449	$2,982,691
U.S.	2,009,274	1,005,724
Total revenues	$4,538,723	$3,988,415

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2023 and 2022.

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

For the years ended June 30, 2023 and 2022, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

(r) Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

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

On March 28, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in ASU 2023-01 improve current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted.

On June 30, 2022, FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted.

Note 3. DISPOSAL OF VIE AND SUBSIDIAIRIES

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. On March 14, 2022, the company discontinued its subsidiary Sino-Global Shipping Canada, Inc., no gain or loss was recognized in the deconsolidation. In November 2022, the Company dissolved its subsidiary Sino-Global Shipping Australia Pty Ltd., and recorded the disposal loss of $0.04 million for the year ended June 30, 2023.

Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as discontinued operations.

Net assets of the entities disposed and loss on disposal was as follows:

	For the Year Ended
	June 30, 2023
	VIE	Subsidiaries	Total
Total current assets	$-	$376	$376

Total other assets	-	5,392	5,392

Total assets	-	5,768	5,769

Total current liabilities	-	-	-
Total net assets	-	5,768	5,769
Exchange rate effect	-	36,423	36,422
Total loss on disposal	$-	$42,191	$42,191

	For the Year Ended
	June 30, 2022
	VIE	Subsidiaries	Total
Total current assets	$83,573	$20,898	$104,471

Total other assets	8,723	-	8,723

Total assets	92,296	20,898	113,194

Total current liabilities	41,608	1,100	42,708
Total net assets	50,688	19,798	70,486
Noncontrolling interests	5,919,050	-	5,919,050
Exchange rate effect	142,080	-	142,080
Total loss on disposal	$6,111,818	$19,798	$6,131,616

Note 4. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	June 30,	June 30,
	2023	2022
Beginning balance	$90,458	$261,338
Receipt of cryptocurrencies from mining services	-	-
Impairment loss	(18,279)	(170,880)
Ending balance	$72,179	$90,458

Impairment loss amounted to $18,279 and $170,880 for the years ended June 30, 2023 and 2022.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2023	2022
Trade accounts receivable	$3,487,293	$3,521,491
Less: allowances for doubtful accounts	(3,288,740)	(3,413,110)
Accounts receivable, net	$198,553	$108,381

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2023	2022
Beginning balance	$3,413,110	$3,475,769
Provision for doubtful accounts, net of recovery	-	257
Write-off/recovery	-	-
Exchange rate effect	(124,370)	(62,916)
Ending balance	$3,288,740	$3,413,110

For the years ended June 30, 2023 and 2022, the provision for doubtful accounts was $nil and $257, respectively.

Note 6. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	June 30, 2023	June 30, 2022
Advances to customers*	$7,060,456	$3,943,547
Employee business advances	10,570	23,768
Total	7,071,026	3,967,315
Less: allowances for doubtful accounts	(6,994,212)	(3,942,258)
Other receivables, net	$76,814	$25,057

*

In fiscal year 2019 and 2020, the Company entered into contracts with several customers where the Company’s services included both freight charge and cost of commodities to be shipped to customers’ designated locations. The terms of the contracts required the Company to prepay the commodities.  The Company prepaid for the commodities and reclassified the payment as other receivables as the payments were paid on behalf of the customers. These payments will be repaid to the Company when either the contract is executed or the contracts are terminated by either party. The customers were negatively impacted by the pandemic and required additional time to execute the contracts, due to significant uncertainty on whether the delayed contracts will be executed timely, the Company had provided full allowance due to contract delay during the fiscal year ended June 30, 2020. The Company subsequently recovered and $1,934,619 in fiscal year 2022.

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a certain tuna fishing vessel to SG Shipping for $ 3 million. Such contract was signed by the former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $ 3 million to Goalowen without the Board’s authorization,. It was recorded as an Advance to customers. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3 million.

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2023	2022
Beginning balance	$3,942,258	$6,024,266
Increase	3,000,000
Recovery for doubtful accounts	-	(1,934,619)
Less: write-off
Exchange rate effect	51,954	(147,389)
Ending balance	$6,994,212	$3,942,258

Note 7. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2023	2022
Freight fees (1)	$428,032	$336,540
Less: allowances for doubtful accounts	(300,000)	(300,000)
Advances to suppliers-third parties, net	$128,032	$36,540

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July 2022 to June 2023. The Company provided allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2023.

Note 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2023	2022
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	240,118	353,984
Total	$252,047	$365,913

Note 9. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2023	2022
Rental and utilities deposits	$244,923	$246,581
Freight logistics deposits (1)	-	-
Total other long-term assets - deposits	$244,923	$246,581
Less: allowances for deposits	(8,157)	(8,832)
Other long-term assets- deposits, net	$236,766	$237,749

(1)	On March 8, 2018, the Company entered into contract with BaoSteel Resources Co., Ltd (“BaoSteel”) to provide supply chain services for BaoSteel. The contract required the Company to pay BaoSteel approximately $3.1 million (RMB 20 million) of deposit. This refundable deposit is to cover any possible loss of merchandise, as well as any non-performance on the part of the Company and its vendors. The restricted deposit is expected be repaid to the Company when either the contract term expires by March 2023 or the contract is terminated by either party. Due to impact of COVID-19 and recent rising freight costs, the Company has not been able to fulfill the contract to BaoSteel and expect it may not be able to collect the full deposit, as such the Company provided full allowance for the $3.1 million deposit with BaoSteel in fiscal year 2021. During fiscal year 2022, the Company wrote off the $3.1 million deposit.

Movements of allowance for deposits are as follows:

	June 30,	June 30,
	2023	2022
Beginning balance	$8,832	$3,177,127
Allowance for deposits	-	-
Less: Write-off	-	(3,173,408)
Exchange rate effect	(675)	5,113
Ending balance	$8,157	$8,832

Note 10. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	June 30,	June 30,
	2023	2022
Motor vehicles	542,904	715,571
Computer equipment	113,097	117,397
Office equipment	67,699	67,139
Furniture and fixtures	533,634	390,093
System software	103,038	111,562
Leasehold improvements	766,294	829,687
Mining equipment	922,438	922,438

Total	3,049,104	3,153,887

Less: Impairment reserve	(1,233,521)	(1,236,282)
Less: Accumulated depreciation and amortization	(1,389,240)	(1,368,649)

Property and equipment, net	$426,343	$548,956

Depreciation and amortization expenses for the years ended June 30, 2023 and 2022 were $164,348 and $533,638, respectively. Impairment loss amounted to $33,470 and $410,552 for the years ended June 30, 2023 and 2022, respectively.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	June 30,
	2023	2022
Salary and reimbursement payable	$117,648	$305,423
Professional fees and other expense payable	97,563	305,264
Interest payable	386,378	136,379
Others	35,105	9,206
Total	$636,694	$756,272

Note 12. CONVERTIBLE NOTES

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

For the year ended June 30, 2023 and 2022, interest expenses related to the aforementioned convertible notes amounted to $250,000 and $132,977, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of June 30, 2023, ROU assets and lease liabilities amounted to $381,982 and $576,032 (including $330,861 from lease liabilities current portion and $245,171 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.61%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.15 years.

For the years ended June 30, 2023 and 2022, rent expense amounted to approximately $549,842 and $779,841, respectively.

Impairment loss amounted to $371,606 and $595,753 for the years ended June 30, 2023 and 2022.

The Company terminated several lease agreements and resulting in a gain on disposal of ROU assets of $177,970 for the years ended June 30, 2023.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount

2024	$382,291
2025	147,149
2026	114,523
2027	9,567
Total lease payments	653,530
Less: Interest	77,498
Present value of lease liabilities	$576,032

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

Stock issuances:

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 720,000 shares of the Company’s common stock, no par value, and warrants to purchase 720,000 shares at a per share purchase price of $1.46. The net proceeds to the Company from such offering were approximately $1.05 million. The warrants became exercisable on March 16, 2021 at an exercise price of $1.825 per share. The warrants may also be exercised on a cashless basis if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each convertible into one share of common stock, no par value, of Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants is $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants became exercisable six (6) months following the date of issuance at an exercise price of $1.99 per share. The warrants may also be exercised on a cashless basis if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant Shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders approved the preferred shareholders’ right to convert 860,000 shares of Series A Preferred Stock into 860,000 shares of common stock in the Company’s annual meeting of shareholders. As of June 30, 2022, the Series A Preferred Stock have been fully converted to common stock on a one-for-one basis.

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

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2023

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2022	12,191,824	$4.37
Issued
Exercised
Repurchased

Warrants outstanding, as of June 30, 2023	12,191,824	$4.37

Warrants exercisable, as of June 30, 2023	12,191,824	$4.37

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	1.21 years
2020 warrants, 2,922,000	181,000	$1.83	3.17 years
2021 warrants, 11,088,280	11,907,490	$4.94	4.06 years

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

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company will pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract were $412,222 for the year ended June 30, 2023.

In connection with the purchase order between SOSNY and Thor Miner (see note 2), the Company issued 800,000 restricted shares to Future Tech Business Consulting (“Future Tech”) pursuant to an Advisory Agreement under which Future Tech was to assist to the Company to find suitable buyers for cryptocurrency mining machines sold by Thor Miner. The shares were valued at approximately $3.6 million and the Company recorded the full amount as stock compensation expense for the year ended June 30, 2023.

During the years ended June 30, 2023 and 2022, $329,778 and $10,064,622 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2022	2,000	$10.05
Granted
Exercised
Cancelled, forfeited or expired

Options outstanding, as of June 30, 2023	2,000	$10.05

Options exercisable, as of June 30, 2023	2,000	$10.05

Following is a summary of the status of options outstanding and exercisable as of June 30, 2023:

Outstanding Options				Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life		Average Exercise Price	Number	Average Remaining Contractual Life
$		years	$			years

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2023	2022
Trans Pacific Logistics Shanghai Ltd.	(1,522,971)	(1,521,645)
Thor	(814,005)	(486,942)
Brilliant Warehouse Service, Inc.	117,035	(132,303)
Total	$(2,219,941)	$(2,140,890)

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

In addition, the plaintiffs agreed to irrevocably forfeit 3,728,807 shares of Common Stock they hold. The cancellation of 3,528,807 shares has been completed, while the cancellation of the remaining 200,000 shares is still in processing for the year ended June 30, 2023. The fair value of the shares was $2,125,420 at March 10, 2023, the settlement amount over the fair value of the shares to be cancelled is recorded as other expenses in the Company’s consolidated statement of operations. The cancellation of 200,000 shares completed on July 8, 2023

Putative Class Action

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

Employee Agreement

For the year ended June 30, 2023, the Company had employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Yang Jie. Employment agreement of Mr. Lei Cao provided for a ten-year term that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. Employment agreements of Mr. Tuo Pan and Mr. Yang Jie provided for five-year terms that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. If the Company failed to provide this notice or if the Company wished to terminate an employment agreement in the absence of cause, then the Company was obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of October 31, 2026. In addition, to pay Mr. Lei Cao and Ms. Tuo Pan (ii) two times of the then applicable annual salary if there had been no change in control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there was a change in control. The employment agreements for Ms. Tuo Pan and Mr. Yang Jie were terminated in 2022, the Company has no remaining obligation under such agreements.

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

The Company’s income tax expenses for years ended June 30, 2023 and 2022 are as follows:

	For the Years Ended June 30
	2023	2022
Current
U.S.	$(135,855)	$-
PRC		-
Total income tax expenses	$(135,855)	$-

Income tax expense for the years ended June 30, 2023 and 2022 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2023 and 2022 to the Company’s effective tax rate are as follows:

	June 30, 2023	June 30, 2022
	%	%
US Statutory tax rate	$21.0	$21.0
Permanent difference*	(42.0)	(5.3)
Change in valuation allowance	20.5	(14.9)
Rate differential in foreign jurisdiction	(0.1)	(0.8)
	$(0.6)	$-

*	Permanent difference includes non-deductible expenses mainly stock compensation.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2023	June 30, 2022
Allowance for doubtful accounts
U.S.	$1,241,000	$617,000
PRC	1,655,000	1,830,000

Net operating loss
U.S.	8,775,000	4,670,000
PRC	1,425,000	1,283,000
Total deferred tax assets	13,096,000	8,400,000
Valuation allowance	(13,096,000)	(8,400,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred a cumulative U.S. federal net operation loss (“NOL”) of approximately $22,000,000 as of June 30, 2022, which may reduce future federal taxable income. During the year ended June 30, 2023, approximately $19,700,000 of NOL was generated and the tax benefit derived from such NOL was approximately $8,775,000. As of June 30, 2023, the Company’s cumulative NOL amounted to approximately $41,700,000 which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022. During the year ended June 30, 2023, additional NOL of approximately $370,000 was generated. As of June 30, 2023, the Company’s cumulative NOL amounted to approximately $1,730,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of June 30, 2023. The net decrease in valuation for the year ended June 30, 2023 amounted to approximately $4,696,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2023	2022
VAT tax payable	$1,016,529	$1,098,862
Corporate income tax payable	2,261,131	2,295,803
Others	57,298	62,512
Total	$3,334,958	$3,457,177

Note 18. CONCENTRATIONS

Major Customers

For the year ended June 30, 2023, two customers accounted for 52.7% and 16.1% of the Company’s gross revenues.  As of June 30, 2023, two customers accounted for 35.6% and 18.1% of the Company’s accounts receivable, net.

For the year ended June 30, 2022, two customers accounted for 45.6% and 27.9% of the Company’s gross revenues.  As of June 30, 2022, two customers accounted for 43.3% and 10.4% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2023, two suppliers accounted for approximately 19.6% and 19.5% of the total gross purchases, respectively.

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

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. As of June 30, 2023, the Company had two operating segments: (1) freight logistics services and (2) sales of crypto-mining machines. The Company no longer operates in the shipping agency segment because it did not receive any new orders for its services due to the uncertainty of the shipping management market which was negatively impacted by the COVID-19 pandemic.

The following tables present summary information by segment for the years ended June 30, 2023 and 2022, respectively:

	For the Year Ended June 30, 2023
	Shipping Agency and Management Services	Freight Logistics Services	Sale of Crypto-mining Machines	Total
Net revenues	$-	$3,806,158	$732,565	$4,538,723
Cost of revenues	$-	$3,990,654	$-	$3,990,654
Gross profit	$-	$(184,496)	$732,565	$548,069
Depreciation and amortization	$-	$163,635	$713	$164,348
Total capital expenditures	$-	$(38,440)	$2,852	$(35,588)
Gross margin%	-%	(4.85)%	100%	12.08%

	For the Year Ended June 30, 2022
	Shipping Agency and Management Services	Freight Logistics Services	Sales of Crypto-mining Machines	Total
Net revenues	$-	$3,830,615	$157,800	$3,988,415
Cost of revenues	$-	$4,136,474	$-	$4,136,474
Gross (loss) profit	$-	$(305,859)	$157,800	$(148,059)
Depreciation and amortization	$-	$512,586	$21,052	$533,638
Total capital expenditures	$-	$840,319	$34,199	$874,518
Gross margin%	-%	(8.0)%	100%	(3.7)%

Total assets as of:

	June 30,	June 30,
	2023	2022
Shipping Agency and Management Services	$-	$-
Freight Logistic Services	19,075,202	44,058,444
Sales of crypto-mining machines	162,605	20,789,296
Total Assets	19,237,807	$64,847,740

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2023	2022
PRC	$2,529,449	$2,982,691
U.S.	2,009,274	1,005,724
Total revenues	$4,538,723	$3,988,415

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Advance to suppliers-related party

The Company’s advances to suppliers – related party are as follows:

	June 30,	June 30,
	2023	2022
Bitcoin mining hardware and other equipment (1)	$-	$6,153,546
Total Advances to suppliers-related party	$-	$6,153,546

(1)	On January 10, 2022, the Company’s joint venture, Thor Miner, entered into a Purchase and Sales Agreement (“PSA”) with HighSharp. Pursuant to the Purchase Agreement, Thor Miner agreed to purchase certain cryptocurrency mining equipment. In January and April 2022, Thor Miner made total prepayment of $35,406,649 for the order and no prepayment as of June 30, 2023.

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

Due from related party, net

As of June 30, 2023 and June 30, 2022, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2023	2022
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	458,607	415,412
Shanghai Baoyin Industrial Co., Ltd (2)	1,068,014	1,306,004
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Cao Lei (5)	13,166	54,860
Less: allowance for doubtful accounts	(2,138,276)	(2,449,700)
Total	$74,935	$-

(1)	As of June 30, 2023 and 2022, the Company advanced $458,607 and $415,412 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $383,672 and $415,412 for the year ended June 30, 2023 and 2022, and the allowance changes as a result of changes in exchange rates.

(2)	As of June 30, 2023 and 2022, the Company advanced approximately $1.1 million and $1.3 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the year ended June 30, 2023 and 2022.

(5)	The amount represents business advance to Mr. Lei Cao, the former Chairman of the Board. During the six months ended June 30, 2023, Lei Cao repaid approximately $54,000, of which approximately $13,000 additional payment was recognized as non-operating income. The Company provided full credit losses for the remaining balance of the receivable.

Loan receivable- related parties

As of June 30, 2023 and June 30, 2022, the outstanding loan receivable from related parties consists of the following:

	June 30,	June 30,
	2023	2022
Wang, Qinggang (1)	$	$552,285

(1)	On June 10, 2021, the Company entered into a loan agreement with Wang Qinggang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The loan is non-interest bearing for loan amount up to $630,805 (RMB 4 million). In February 2022, Wang Qinggang, borrowed and repaid $232,340 of the loan amount. In June 2022, additional $552,285 (RMB 3,700,000) was loaned to Wang Qinggang with due date of June 7, 2024. The outstanding loan was fully repaid in December 2022.

Accounts payable - related parties

As of June 30, 2023 and June 30, 2022, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Due to Related Party

As of June 30, 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $104,962. These payments were made on behalf of the Company for the daily business operational activities.

Revenue - Related Party

For the year ended June 30, 2023, the company had no revenue from related party. For the year ended June 30, 2022, revenue from related party, Zhejiang Jinbang, amounted to $222,963.

Note 21. SUBSEQUENT EVENTS

On July 3, 2023, the Company entered into a Settlement and Release Agreement with Mr. Jie which fully resolved his claims against the Company.On July 3, 2023, Mr. Tieliang Liu resigned as a director of Singularity Future Technology Ltd. (the “Company”) and a member of the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee. Mr. Liu’s decision did not result from any disagreement with the Company relating to its operations, policies, or practice.

On July 10, 2023, Company terminated the employment of its Chief Operating Officer Jing Shan with cause. The termination was effective immediately.

On July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Tieliang Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

On August 15, 2023, Mr. Dianjiang Wang resigned as the Chief Financial Officer of the Company. Mr. Wang’s decision did not result from any disagreement with the Company relating to its operations, policies, or practices. On August 21, 2023, the Company entered into an employment agreement with Mr. Ying Cao to serve as the Chief Financial Officer of the Company. Mr. Ying Cao has served as the department manager and quality control manager at Shaanxi Huaqiang Certified Public Accountants Co., Ltd. since 2015. Prior to that, he served as a project manager in Sigma Accounting Firm from 2007 to 2014. Mr. Cao obtained his bachelor’s degree in accounting from Xi’an University of Finance and Economics. Mr. Cao does not have any family relationships with any of the Company’s directors or executive officers.

Nasdaq Listing Deficiencies

On July 7, 2023, the Company received an Notice of Noncompliance Letter (the “Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The Letter also states that the Company has 45 calendar days to submit a plan to regain compliance (the “Plan”) and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. Nasdaq requires the Plan to be submitted no later than August 21, 2023.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s independent director and audit committee requirements under Nasdaq’s Listing Rule 5605 following the resignation of Tieliang Liu from the Company’s board of directors and audit committee effective July 3, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (1) until the earlier of the Company’s next annual shareholders’ meeting or July 3, 2024; or (2) if the next annual shareholders’ meeting is held before January 2, 2024, then the Company must evidence compliance no later than January 2, 2024. In response to this notice, on July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Tieliang Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. Such determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company intends to regain compliance with Nasdaq’s bid price requirement prior to the end of the second bid price extension.

On August 30, 2023, the Company received a formal notification from Nasdaq confirming that the Company had regained compliance with the independent director and audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5605(b)(1) and 5605(c)(2) by appointing Mr. Zhongliang Xie to the Company’s board of directors and audit committee on July 31, 2023, and that the matter is now closed.

On August 30, 2023, the Company received a formal notification from Nasdaq stating that it has determined to grant the Company an extension until December 27, 2023, to regain compliance with Listing Rule 5620(a), which requires that the Company hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end.