Form 10-Q
period 2023-09-30
Singularity Future Technology Ltd.
filed 2023-11-13
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Company had 17,515,526 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30,	June 30,
	2023	2023
Assets
Current assets
Cash	$10,054,652	$17,390,156
Cryptocurrencies	-	72,179
Accounts receivable, net	214,166	198,553
Other receivables, net	83,638	76,814
Advances to suppliers - third parties, net	59,416	128,032
Advances to suppliers - related party	-	-
Prepaid expenses and other current assets	250,717	252,047
Due from related party, net	26,115	74,935
Total Current Assets	10,688,704	18,192,716

Property and equipment, net	388,198	426,343
Right-of-use assets, net	285,089	381,982
Other long-term assets - deposits	188,157	236,766
Total Assets	$11,550,148	$19,237,807

Current Liabilities
Deferred revenue	$66,354	$66,531
Accounts payable	633,238	494,329
Accounts payable - related party	63,434	63,434
Lease liabilities - current	260,134	330,861
Taxes payable	3,323,204	3,334,958
Other payable - related party	104,647	104,962
Accrued expenses and other current liabilities	216,731	636,694
Total current liabilities	4,667,742	5,031,769

Lease liabilities - noncurrent	187,617	245,171
Convertible notes	-	5,000,000
Total liabilities	4,855,359	10,276,940

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 15,715,526 and 17,715,526 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	94,332,048	94,332,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(87,866,623)	(85,576,438)
Accumulated other comprehensive income	213,217	90,236
Total Stockholders’ Equity attributable to controlling shareholders of the Company	9,013,604	11,180,808

Non-controlling Interest	(2,318,815)	(2,219,941)

Total Equity	6,694,789	8,960,867

Total Liabilities and Equity	$11,550,148	$19,237,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2023	2022

Net revenues	$895,926	$1,221,204
Cost of revenues	(1,002,949)	(745,627)
Gross profit (loss)	(107,023)	475,577

Selling expenses	(55,853)	(27,375)
General and administrative expenses	(2,054,153)	(2,988,920)
Impairment loss of cryptocurrencies	(72,179)	-
Provision for doubtful accounts, net	(48,618)	-
Stock-based compensation	-	(247,333)
Total operating expenses	(2,230,803)	(3,263,628)

Operating loss	(2,337,826)	(2,788,051)

Other expenses, net	(77,170)	(58,849)

Net loss before provision for income taxes	(2,414,996)	(2,846,900)

Income tax expense	-	(103,426)

Net loss	(2,414,996)	(2,950,326)

Net (loss) income attributable to non-controlling interest	(124,811)	134,026

Net loss attributable to controlling shareholders of the Company.	$(2,290,185)	$(3,084,352)

Comprehensive loss
Net loss	$(2,414,996)	$(2,950,326)
Other comprehensive income - foreign currency	148,918	152,769
Comprehensive loss	(2,266,078)	(2,797,557)
Less: Comprehensive (loss) income attributable to non-controlling interest	(98,874)	132,796
Comprehensive loss attributable to controlling shareholders of the Company	$(2,167,204)	$(2,930,353)

Loss per share
Basic and diluted	$(0.13)	$(0.15)

Weighted average number of common shares used in computation
Basic and diluted	17,598,135	21,216,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	247,333	-	-	-	-	-	247,333
Foreign currency translation	-	-	-	-	-	-	-	153,999	(1,230)	152,769
Net loss	-	-	-	-	-	-	(3,084,352)	-	134,026	(2,950,326)
BALANCE, September 30, 2022	-	-	22,244,333	96,375,024	2,334,962	-	(65,663,944)	199,738	(2,008,094)	31,237,686

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	$-	17,715,526	94,332,048	2,334,962	(200,000)	(85,576,438)	90,236	(2,219,941)	8,960,867
Stock based compensation to consultants	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(200,000)	-	-	200,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	-	17,515,526	94,332,048	2,334,962	-	(87,866,623)	213,217	(2,318,815)	6,694,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(2,414,996)	$(2,950,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	247,333
Depreciation and amortization	38,127	78,945
Non-cash lease expense	97,437	135,215
Provision for doubtful accounts, net	48,618	-
Impairment loss of cryptocurrencies	72,179	1,521
Investment loss from unconsolidated subsidiary	-	2,614
Interest expenses related to convertible note	21,917	-
Changes in assets and liabilities
Accounts receivable	48,656	6,278
Other receivables	142,854	235,392
Advances to suppliers - third parties	73,735	(7,304)
Advances to suppliers - related party	-	4,175,178
Prepaid expenses and other current assets	1,330	(98,287)
Other long-term assets - deposits	49,999	327
Deferred revenue	(1,849)	(4,619,813)
Refund payable	-	-
Accounts payable	122,777	102,101
Taxes payable	(130,215)	(90,808)
Lease liabilities	(128,825)	(107,853)
Accrued expenses and other current liabilities	(41,712)	(271,911)
Net cash used in operating activities	(1,999,968)	(3,161,398)

Investing Activities
Acquisition of property and equipment	-	(150,966)
Loan receivable-related parties	-	70,265
Repayment from related parties	49,969	-
Net cash provided by (used in) investing activities	49,969	(80,701)

Financing Activities
Repayment of convertible notes	(5,000,000)	-
Repayment of interest expenses related to convertible notes	(403,424)	-
Net cash used in financing activities	(5,403,424)	-

Net decrease in cash	(7,353,423)	(3,242,099)

Cash at beginning of period	17,390,156	55,833,282

Effect of exchange rate fluctuations on cash	17,919	(130,980)

Cash at end of period	$10,054,652	$52,460,203

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is an integrated logistics solution provider that was founded in the United States in 2001. On September 18, 2007, the Company merged into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its then expanded operations into the digital assets business. Currently, we primarily focus on providing freight logistics services, which include shipping, warehouse services and other logistical support to steel companies .

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new services and product initiatives. Beginning in fiscal 2022, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc.

We are currently engaged in providing freight logistics services including warehouse services, which are operated by our subsidiaries Trans Pacific Shipping Limited and Ningbo Saimeinuo Web Technology Ltd. in China and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc. in the United States. Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

As of September 30, 2023, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Name	Background		Ownership
Thor Miner Inc. (“Thor Miner”)	●	A Delaware corporation	51% owned by the Company
	●	Incorporated on October 13, 2021
	●	Primarily engaged in sales of crypto mining machines

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Ningbo Saimeinuo Web Technology Ltd. (“SGS Ningbo”)	●	A PRC limited liability company	100% owned by SGS NY
	●	Incorporated on September 11,2017
	●	Primarily engaged in freight logistics services

Blumargo IT Solution Ltd. (“Blumargo”)	●	A New York corporation	100% owned by SGS NY
	●	Incorporated on December 14, 2020
	●	No material operations

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19,2021
	●	Primarily engaged in warehouse house related services

Phi Electric Motor In. (“Phi”)	●	A New York corporation	51% owned by SGS NY
	●	Incorporated on August 30, 2021
	●	No operations

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned By the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	●	A New York corporation	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022
	●	Incorporated on December 23, 2021
	●	No material operations
New Energy Tech Limited (“New Energy”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

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

For the Three Months ended September 30, 2023

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

The exchange rates as of September 30, 2023 and June 30, 2023 and for the three months ended September 30, 2023 and 2022 are as follows:

	September 30, 2023	June 30, 2023	Three months ended September 30,
Foreign currency	Balance Sheet	Balance Sheet	2023 Profit/Loss	2022 Profit/Loss
RMB:1USD	7.2755	7.2537	7.2350	6.8425
HKD:1USD	7.8312	7.8366	7.8251	7.8483

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of September 30, 2023 and June 30, 2023, cash balances of $250,316 and $183,510, respectively, were maintained at financial institutions in the PRC. $153,787 and 74,533 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, September 30, 2023 and June 30, 2023, cash balances of $205,888 and $919,990, respectively, were maintained at U.S. financial institutions. Each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2023 and June 30, 2023, cash balances of $9,595,097 and $16,285,067, respectively, were maintained at financial institutions in Hong Kong and $9,504,774 and $16,216,393 of these balances are not covered by insurance. As of September 30, 2023 and June 30, 2023, the amount of Company’s deposits covered by insurance amounted to $392,740 and $647,004, respectively.

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

For the Three Months ended September 30, 2023

(g) Receivables and Allowance for Credit Losses

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development on the shipping management segment, its customer base consists of more smaller privately owned companies that we believe will pay more timely than state owned companies.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2023 and 2022, no impairments were recorded.

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

For the Three Months ended September 30, 2023

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co. Ltd. in October 2021. As of June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19.As we could not obtain the financial information of the investee, we determined to provide a full impairment of our equity investment. The Company recorded a $128,360 impairment loss for the year ended June 30, 2023.

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

For the Company’s freight logistic, the Company provides transportation services which include mainly shipping services. The Company derives transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer are fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. The Company’s revenues are recognized at a point in time after all performance obligations were satisfied

For the Company’s warehouse services, which are included in the freight logistic services, the Company’s contracts provide for an integrated service that includes two or more services, including but not limited to warehousing, collection, first-mile delivery, drop shipping, customs clearance packaging, etc.

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

For the Three Months ended September 30, 2023

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

For the three months ended September 30, 2022 and 2023, the Company recognized the net sale of cryptocurrency mining equipment in $497,045 and nil, respectively, as the manufacturer of the products are responsible for shipping and custom clearing for the products. The gross revenue was $4,672,223 and nil for the first quarter of fiscal 2022 and 2023, respectively.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $66,354 and $66,531 as of September 30, 2023 and June 30, 2023, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Sale of crypto mining machines	$-	$497,045
Freight logistics services	895,926	724,159
Total	$895,926	$1,221,204

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
PRC	$700,656	$248,210
U.S.	195,270	972,994
Total revenues	$895,926	$1,221,204

(l) Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) for the year ended June 30, 2020, and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 7% based on the duration of lease terms.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2023 and June 30, 2023.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

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

For the three months ended September 30, 2023 and 2022, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

For the Three Months ended September 30, 2023

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	September 30,	June 30,
	2023	2023
Beginning balance	$72,179	$90,458
Receipt of cryptocurrencies from mining services	-	-
Impairment loss	(72,179)	(18,279)
Ending balance	$-	$72,179

The Company recorded a $72,179 impairment loss for the three months ended September 30, 2023. There was $18,279 impairment loss for the year ended June 30, 2023. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	September 30,	June 30,
	2023	2023
Trade accounts receivable	$3,498,518	$3,487,293
Less: allowances for credit losses	(3,284,352)	(3,288,740)
Accounts receivable, net	$214,166	$198,553

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Movement of allowance for credit losses are as follows:

	September 30,	June 30,
	2023	2023
Beginning balance	$3,288,740	$3,413,110
Provision for credit losses, net of recovery	-	-
Write-off/recovery	-	-
Exchange rate effect	(4,388)	(124,370)
Ending balance	$3,284,352	$3,288,740

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	September 30,	June 30,
	2023	2023
Advances to customers*	$7,049,697	$7,060,456
Employee business advances	17,209	10,570
Total	7,066,906	7,071,026
Less: allowances for credit losses	(6,983,268)	(6,994,212)
Other receivables, net	$83,638	$76,814

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization,. It was recorded as an Advance to customers. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3 million.

Movement of allowance for doubtful accounts are as follows:

	September 30,	June 30,
	2023	2023
Beginning balance	$6,994,212	$3,942,258
Increase	-	3,000,000
Recovery of doubtful accounts	-	-
Less: write-off	-	-
Exchange rate effect	(10,944)	51,954
Ending balance	$6,983,268	$6,994,212

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2023	2023
Freight fees (1)	$359,416	$428,032
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$59,416	$128,032

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2023 to September 30, 2023. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2023 and for the three months ended September 30, 2023.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2023	2023
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	238,788	240,118
Total	$250,717	$252,047

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2023	2023
Rental and utilities deposits	$246,290	$244,923
Less: allowances for deposits	(58,133)	(8,157)
Other long-term assets- deposits, net	$188,157	$236,766

Movements of allowance for deposits are as follows:

	September 30,	June 30,
	2023	2023
Beginning balance	$8,157	$8,832
Allowance for deposits	50,000	-
Less: Write-off	-	-
Exchange rate effect	(24)	(675)
Ending balance	$58,133	$8,157

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2023	2023
Motor vehicles	$542,904	$542,904
Computer equipment	87,545	113,097
Office equipment	67,610	67,699
Furniture and fixtures	533,547	533,634
System software	102,728	103,038
Leasehold improvements	763,991	766,294
Mining equipment	922,438	922,438

Total	3,020,763	3,049,104

Less: Impairment reserve	(1,223,981)	(1,233,521)
Less: Accumulated depreciation and amortization	(1,408,584)	(1,389,240)
Property and equipment, net	$388,198	$426,343

Depreciation and amortization expenses for the three months ended September 30, 2023 and 2022 were $38,127 and $78,945, respectively. No impairment loss was recorded for the three months ended September 30, 2023 and 2022.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	June 30,
	2023	2023
Salary and reimbursement payable	$106,145	$117,648
Professional fees and other expense payable	97,563	97,563
Interest payable	4,872	386,378
Others	8,151	35,105
Total	$216,731	$636,694

Note 11. CONVERTIBLE NOTES

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes carried interest of 5% annually and were convertible into shares of the Company’s common stock, no par value per share at a conversion price of $3.76 per share, the closing price of the common stock on December 17, 2021. The investors were able to convert their Convertible Notes into shares of the Company’s common stock beginning on June 19, 2022. The Convertible Notes were unsecured senior obligations of the Company, and the maturity date of the Convertible Notes was December 18, 2023. The Company could repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment.

On March 8, 2022, the Company issued amended and restated the terms of the notes and issued the Amended and Restated Senior Convertible Notes (the “Amended and Restated Convertible Notes”) to the investors to change the principal amount of the Convertible Notes to an aggregate principal amount of $5,000,000. There other terms of the notes remained unchanged except for the waiver of interest for the $5,000,000 payment made on March 8, 2022.

For the three months ended September 30, 2023 and 2022, interest expenses related to the aforementioned notes amounted to $21,917 and $61,643, respectively.

On August 8, 2023, upon the unanimous consent of the board of directors of the Company, the Company prepaid the total outstanding $5,000,000 balance of the 2022 Notes, along with the accrued interest of $403,424. The Company was not subject to any prepayment penalties.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

The Company has several lease agreements with lease terms ranging from two to five years. As of September 30, 2023, ROU assets and lease liabilities amounted to $285,089 and $447,751 (including $260,134 from lease liabilities current portion and $187,617 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.32 years.

For the three months ended September 30, 2023 and 2022, rent expense amounted to approximately $160,489 and $146,461, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount

2024	$299,718
2025	112,015
2026	95,668
Total lease payments	507,401
Less: Interest	59,650
Present value of lease liabilities	$447,751

Note 13. EQUITY

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

For the Three Months ended September 30, 2023

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

For the Three Months ended September 30, 2023

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

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from common stock.

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

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2023

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2023	12,191,824	$4.37
Issued	-	-
Exercised	-	-
Expired	(103,334)	8.75
Warrants outstanding, as of September 30, 2023	12,088,490	$4.33
Warrants exercisable, as of September 30, 2023	12,088,490	$4.33

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2018 Series A, 400,000	103,334	$8.75	0 years
2020 warrants, 2,922,000	181,000	$1.83	1.92 years
2021 warrants, 11,088,280	11,907,490	$4.94	2.81 years

Stock-based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 shares of the common stock under the Company’s 2014 Stock Incentive Plan (the “Plan”) to, including (i) a grant of 600,000 shares to Chief Executive Officer, Lei Cao, (ii) a grant of 200,000 shares to acting Chief Financial Officer, Tuo Pan, (iii) a grant of 160,000 shares to Board member, Zhikang Huang, (iv) a grant of 20,000 shares to Board member, Jing Wang, (v) a grant of 20,000 shares to Board member, Xiaohuan Huang, and (vi) a grant of 20,000 shares to Board member, Tieliang Liu. The shares were valued at an aggregate of $2,927,400 based on the grant date fair value of such shares.

On November 18, 2021, Mr. Jing Wang retired from his positions as a member of the Board, the Chairperson of the Compensation Committee, a member of Nominating/Corporate Governance Committee, and a member of the Audit Committee. In connection with Mr. Wang’s retirement, the Company granted Mr. Wang 100,000 shares of common stock under the Company’s 2021 stock incentive plan, which shares were valued at $377,000 based on the grant date fair value.

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

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company agreed to pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022. Stock compensation expenses for this contract was nil and $247,333 for the three month ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023 and 2022, nil and $247,333 were recorded as stock-based compensation expense, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2023	2023
Trans Pacific Shanghai	$(1,505,298)	$(1,522,971)
Thor Miner	(917,761)	(814,005)
Brilliant Warehouse	104,244	117,035
Total	$(2,318,815)	$(2,219,941)

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

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of State of New York and a wholly owned subsidiary of SOS Ltd., filed a lawsuit in the New York State Supreme Court on December 9, 2022 against the Company’s joint venture, Thor Miner, Inc. (“Thor Miner”), the Company, and, together with Thor Miner, referred to as the “Corporate Defendants”), Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (jointly referred to as the “Individual Defendants”) (collectively, the Individual Defendants and the Corporate Defendants are the “Defendants”). SOSNY and Thor Miner entered into a Purchase and Sale Agreement on January 10, 2022 (the “PSA”) for the purchase of $200,000,000 in crypto mining rigs, which SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an Effective Date of December 28, 2022 (“Settlement Agreement”). Pursuant to the Settlement Agreement, Thor Miner agreed to pay a $13,000,000 to SOSNY (the “Settlement Payment”) in exchange for SOSNY dismissing the lawsuit with prejudice as to the settling Defendants and without prejudice as to all others. SOSNY dismissed the lawsuit with prejudice against the Company (and other Defendants) upon receipt of the Settlement Payment on December 28, 2022.

The Company and Thor Miner further covenanted and agreed that if they receive additional funds from HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) related to the PSA, they will promptly transfer such funds to SOSNY in an amount not to exceed $40,560,569.00 (which is the total amount paid by SOSNY pursuant to the PSA less the price of the machines actually received by SOSNY pursuant to the PSA). The Settlement Payment and any payments subsequently received by SOSNY from HighSharp will be deducted from the $40,560,569.00 previously paid by, and now due and owing to SOSNY. In further consideration of the Settlement Agreement, Thor Miner agreed to execute and provide to SOSNY an assignment of all claims it may have against HighSharp or otherwise to the proceeds of the PSA. See Note 19 for further details.

Lawsuits in connection with 2021 securities purchase agreement

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

For the Three Months ended September 30, 2023

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

On January 10, 2023, the St. Hudson lawsuit was consolidated with this lawsuit and the Hexin lawsuit and on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes. The Company, Yang Jie, Jing Shan, and the plaintiffs of the above three actions entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023, pursuant to which the Company agreed to pay the plaitiffs $10,525,910.82. Plaintiffs in the actions agreed to discharge and forever release the defendants in the actions from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company paid the settlement payment on March 14, 2023.

In addition, the plaintiffs agreed to irrevocably forfeit 3,728,807 shares of common stock held by them. The cancellation of the shares has been completed.

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

The Company is also subject to additional contractual litigation as to which it is unable to estimate the outcome.

Government Investigations

Following a publication issued by Hindenburg Research dated May 5, 2022, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the SEC. The Company is cooperating with the government regarding these matters. At this early stage, the Company is not able to estimate the outcome or duration of the government investigations.

Note 16. INCOME TAXES

The Company’s income tax expenses for three months ended September 30, 2023 and 2022 are as follows:

	For the three months Ended September 30
	2023	2022
Current
U.S.	$-	$(103,426)
PRC	-	-
Total income tax expenses	-	(103,426)

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

The Company’s deferred tax assets are comprised of the following:

	September 30, 2023	June 30, 2023
Allowance for doubtful accounts
U.S.	$1,251,000	$1,241,000
PRC	1,650,000	1,655,000

Net operating loss
U.S.	9,223,000	8,775,000
PRC	1,451,000	1,425,000
Total deferred tax assets	13,575,000	13,096,000
Valuation allowance	(13,575,000)	(13,096,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three months ended September 30, 2023, approximately $2.1 million of NOL was generated and the tax benefit derived from such NOL was approximately $9.2 million. As of September 30, 2023, the Company’s cumulative NOL amounted to approximately $43.8 million, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net loss. During the three months ended September 30, 2023, additional NOL of approximately $0.1 million was generated. As of September 30, 2023, the Company’s cumulative NOL amounted to approximately $1.8 million which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2023. The net increase in valuation for the three months ended September 30, 2023 amounted to approximately $479,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2023	2023
VAT tax payable	$1,011,758	$1,016,529
Corporate income tax payable	2,255,047	2,261,131
Others	56,399	57,298
Total	$3,323,204	$3,334,958

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Note 17. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2023, one customer accounted for 78.3% of the Company’s gross revenues. As of September 30, 2023, three customers accounted for 34.5%, 21.2% and 10.8% of the Company’s accounts receivable, net.

For the three months ended September 30, 2022, one customer accounted for 86.5% of the Company’s gross revenues.  As of September 30, 2022, two customers accounted for 45.0% and 12.5% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended September 30, 2023, two suppliers accounted for approximately 22.1% and 15.2% of the total gross purchases.

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

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the three months ended September 30, 2023, the Company operated in freight logistics services, which were operated by its subsidiaries in both the United States and PRC. For the three months ended September 30, 2023, the Company did not sell crypto-mining machines. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China, including but not limited to the marketing approach of media redirecting.

The following tables present summary information by segment for the three months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30, 2023
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$895,926	$-	$895,926
Cost of revenues	$1,002,949	$-	$1,002,949
Gross profit	$(107,023)	$-	$(107,023)
Depreciation and amortization	$37,770	$357	$38,127
Total capital expenditures	$-	$-	$-
Gross margin%	(11.9)%	100.0%	(11.9)%

	For the Three Months Ended September 30, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$724,159	$497,045	$1,221,204
Cost of revenues	$745,627	$-	$745,627
Gross profit	$(21,468)	$497,045	$475,577
Depreciation and amortization	$78,945	$-	$78,945
Total capital expenditures	$150,966	$-	$150,966
Gross margin%	(3.0)%	100.0%	38.9%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

Total assets as of:

	September 30,	June 30,
	2023	2023
Freight Logistic Services	$11,548,365	$19,075,202
Sale of crypto mining machines	1,783	162,605
Total Assets	$11,550,148	$19,237,807

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
PRC	$700,656	$248,210
U.S.	195,270	972,994
Total revenues	$895,926	$1,221,204

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of September 30, 2023 and June 30, 2023, the outstanding amounts due from related parties consist of the following:

	September 30,	June 30,
	2023	2023
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$408,634	$458,607
Shanghai Baoyin Industrial Co., Ltd (2)	1,064,805	1,068,014
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao (5)	11,752	13,166
Less: allowance for doubtful accounts	(2,132,500)	(2,138,276)
Total	$26,115	$74,935

(1)	As of September 30, 2023 and June 30, 2023, the Company advanced $408,634 and $458,607 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $382,519 and $383,672 for the balance of the receivable as of September 30, 2023 and June 30, 2023, and the allowance changes as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2023

(2)	As of September 30, 2023 and June 30, 2023, the Company advanced approximately $1.1 million and $1.3 million to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of September 30, 2023 and June 30, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the balance of the receivable as of September 30, 2023 and June 30, 2023.

(5)	The amount represents business advance to Mr. Lei Cao, the former Chairman of the Board. During the three months ended September 30, 2023. Mr. Lei Cao paid back in $10,000, the receivables balance due from Lei Cao decreased accordingly. The impairment of $10,000 recognized in the prior year was reversed in this reporting period.

Accounts payable- related parties

As of June 30, 2023, the Company had accounts payable to Rich Trading Co. Ltd of $63,434. And there was no change as of September 30, 2023.

Due to Related Party

As of September 30, 2023 and June 30, 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $104,647 and $104,962. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On October 6, 2023, the Company elected Ms. Yangyang Xu as a Class III independent director to serve until the annual meeting of stockholders for the fiscal year 2024, to fill the vacancy resulting from the resignation of Ms. Ling Jiang. The Board appointed Ms. Xu to serve as Chairwoman of the Compensation Committee and as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Xu’s annual compensation will be $50,000 for her services as a director and committee member.

On October 19, 2023, New Energy Tech Limited (“New Energy”), a wholly-owned subsidiary of the Company, entered into a project service agreement (the “Service Agreement”) with Faith Group Company. (“Faith”), pursuant to which Faith shall provide Solar EPC project consulting services and Solar panel and associated equipment marketing services to New Energy. Faith guaranteed to source a minimum of 100 MW EPC projects within the first 12 months with a minimum of 20 MW of EPC projects sourced within the first 45 days and also source a minimum of $50 million of solar-related trading business within the 12-month period and with a minimum of $8 million sales contracts in first 45 days. On October 25, 2023, the Company’s wholly owned subsidiary, Sino-Global Shipping HK Ltd, made a prepayment of $2.5 million on behalf of New Energy to Faith as the deposit.

On October 24, 2023, the Company dissolved and disregistered its subsidiary, Ningbo Saimeinuo Web Technology Ltd.

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

Overview

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to provide our freight logistic business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we were engaged in purchases and sales of cryptocurrency mining machines through a U.S. subsidiary.

For the three months ended September 30, 2023, we were engaged in providing freight logistics services, which were operated by its subsidiaries in both the United States and PRC. For the three months ended September 30, 2023, the Company did not sell crypto-mining machines. On March 30, 2023, the board of directors of the Company authorized the Company to conduct an e-commerce business in China, including but not limited to marketing approach of media redirecting.

Recent Developments

Since the publication of the Hindenburg Report (as defined below), we have devoted substantial resources and efforts in connection with the investigations by a special committee of our Board of Directors and by U.S. governmental authorities and with respect to the defense of lawsuits and the settlement of lawsuits and claims, which are fully described below. As a result, our business operations have been materially and adversely impacted, including suspension of our business development in North America. We are currently exploring new business opportunities while continuing to provide freight logistics services, which include shipping and warehouse services. What about

On October 19, 2023, New Energy Tech Limited (“New Energy”), a wholly-owned subsidiary of the Company, entered into a project service agreement (the “Service Agreement”) with Faith Group Company. (“Faith”), pursuant to which Faith agreed to provide solar engineering, procurement and construction consulting services and solar panel and associated equipment marketing services to New Energy. Faith guaranteed to source a minimum of 100 MW of solar engineering, procurement and construction consulting projects within the first 12 months with a minimum of 20 MW of solar engineering, procurement and construction consulting projects sourced within the first 45 days and to also source a minimum of $50 million of solar-related trading business within the 12-month period with a minimum of $8 million of sales contracts in first 45 days. On October 25, 2023, the Company’s wholly owned subsidiary, Sino-Global Shipping HK Ltd, made a prepayment of $2.5 million on behalf of New Energy to Faith as the deposit.

Special Committee Investigation

On May 5, 2022, an entity named Hindenburg Research issued a report (the “Hindenburg Report”) alleging, among other things, that the Company’s then Chief Executive Officer, Yang Jie, was a fugitive on the run from Chinese authorities for running an alleged $300 million Ponzi scheme that lured in over 20,000 victims. The report also raised questions regarding the Company’s joint venture to produce crypto mining equipment announced in October 2021, as well as a $200 million order purportedly received by the joint venture in January 2022. Further, the report was critical of the Company’s April 2022 announcement of a $250 million partnership with an entity named Golden Mainland Inc. On May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee of the Board (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters. The Special Committee then retained Blank Rome LLP to serve as independent legal counsel and advise the Committee on the investigation. The Special Committee completed the fact-finding portion of its investigation prior to December 31, 2022. The Special Committee’s preliminary findings corroborated certain of the allegations made in the Hindenburg Report and the investigation resulted in the termination and resignation of certain executive officers and directors of the Company, including but not limited to, the following:

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

On August 16, 2022, attorneys from Blank Rome LLP, counsel for the Special Committee, held a conference call with staff members of the Securities and Exchange Commission (the “SEC”), during which counsel represented that Yang Jie had provided documentation to the SEC that indicated that the charges against him in China had been dropped, but the Special Committee’s investigation raised questions regarding the authenticity of such documents. The Special Committee concluded at that time that Mr. Jie was in fact issued a “Red Notice” in China.

In December 2022, the Company entered into a cancellation agreement and a letter confirming the rescission of the grant of the shares with each of Yang Jie and Ms. Jing Shan, our former Chief Operating Officer, pursuant to which Mr. Jie and Ms. Shan agreed to return 300,000 shares and 100,000 shares of our common stock, respectively, to the Company for cancellation at no cost. Such shares were previously issued to each of them for their services as officers of the Company. The shares were cancelled as of March 31, 2023.

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

On October 6, 2023, the Company elected Ms. Yangyang Xu as a Class III independent director to serve until the annual meeting of stockholders for the fiscal year 2024, to fill the vacancy resulting from the resignation of Ms. Ling Jiang. The Board appointed Ms. Xu to serve as Chairwoman of the Compensation Committee and as a member of the Audit Committee and the Nominating and Corporate Governance Committee.

Nasdaq Listing Deficiencies

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

On July 7, 2023, the Company received a Notice of Noncompliance Letter (the “Letter”) from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The Letter also states that the Company has 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. On August 30, 2023, the Company received a formal notification from Nasdaq stating that it has determined to grant the Company an extension until December 27, 2023, to regain compliance with Listing Rule 5620(a), which requires that the Company hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. On October 19, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with Listing Rule 5620(a), which requires that the Company hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year, and that the matter is now closed.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s independent director and audit committee requirements under Nasdaq’s Listing Rule 5605 following the resignation of Mr. Liu from the Company’s board of directors and audit committee effective July 3, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (1) until the earlier of the Company’s next annual shareholders’ meeting or July 3, 2024; or (2) if the next annual shareholders’ meeting is held before January 2, 2024, then the Company must evidence compliance no later than January 2, 2024. In response to this notice, on July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. On August 30, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company had regained compliance with the independent director and audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5605(b)(1) and 5605(c)(2) by appointing Mr. Zhongliang Xie to the Company’s board of directors and audit committee on July 31, 2023, and that the matter is now closed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2023		2022		Change
	US$	%	US$	%	US$	%

Revenues	895,926	100.0%	1,221,204	100.0%	(325,278)	(26.6)%
Cost of revenues	1,002,949	111.9%	745,627	61.1%	257,322	34.5%
Gross margin	(11.9)%	N/A	38.9%	N/A	(50.8)%	N/A
Selling expenses	55,853	6.2%	27,375	2.2%	28,478	104.0%
General and administrative expenses	2,054,153	229.3%	2,988,920	244.8%	(934,767)	(31.3)%
Impairment loss of Cryptocurrencies	72,179	8.1%	-	0%	72,179	100%
Provision for doubtful accounts, net	48,618	5.4%	-	0%	48,618	100%
Stock-based compensation	-	0%	247,333	20.3%	(247,333)	0%
Total costs and expenses	3,233,752	360.9%	4,009,255	328.3%	(775,503	(19.3)%

Revenues

The following tables present summary information by segments for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$895,926	$-	$895,926
Cost of revenues	$1,002,949	$-	$1,002,949
Gross profit	$(107,023)	$-	$(107,023)
Depreciation and amortization	$37,770	$357	$38,127
Total capital expenditures	$-	$-	$-
Gross margin	(11.9)%	100.0%	(11.9)%

	For the Three Months Ended September 30, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$724,159	$497,045	$1,221,204
Cost of revenues	$745,627	$-	$745,627
Gross profit	$(21,468)	$497,045	$475,577
Depreciation and amortization	$78,945	$-	$78,945
Total capital expenditures	$150,966	$-	$150,966
Gross margin	(3.0)%	100.0%	38.9%

	% Changes For the Three Months Ended September 30, 2023 and 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	23.7%	0%	(26.6)%
Cost of revenues	34.5%	-	34.5%
Gross profit	398.5%	0%	(122.5)%
Depreciation and amortization	(52.2)%	-	(51.7)%
Total capital expenditures	0%	-	0%
Gross margin	(8.9)%	0%	(50.8)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
PRC	$700,656	$248,210
U.S.	195,270	972,994
Total revenues	$895,926	$1,221,204

Revenues decreased by $325,278, or approximately 26.6%, to $895,926 for the three months ended September 30, 2023 from $1,221,204 for the same period in 2022. The decrease was primarily due to decrease in sales of crypto mining machines. Revenues from our logistics services business increased by $171,767, or approximately 23.7%, to $895,926 for the three months ended September 30, 2023 from $724,159 for the same period in 2022.The Company ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $1,002,949 for the three months ended September 30, 2023, an increase of $257,322, or approximately 34.5%, as compared to $745,627 for the same period in 2022 as a result of the increase in freight costs of our PRC operations caused by the increase in shipping volume due to the pandemic.

Our gross margin was (11.9%) and 38.9% for the three months ended September 30, 2023 and 2022, respectively. This decrease in gross margin was mainly due to decreased revenue from our sale of crypto mining equipment. We recognized this revenue on a net basis, thus decreasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses decreased by $775,503 or approximately 19.3% from $3,233,752 for three months ended September 30, 2023 compared to $4,009,255 for the same period in 2022. This decrease was mainly due to the decrease in general and administrative expenses and stock-based compensation as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended September 30, 2023, we had $55,853 in selling expenses, as compared to $27,375 for the same period in 2022, which represents an increase of $28,478 or approximately 104%. The increase was mainly due to an increase in marketing expenses for our freight logistics segment in the PRC compared to the same period in 2022.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended September 30, 2023, we had $2,054,153 of general and administrative expenses, as compared to $2,988,920 for the same period in 2022, representing a decrease of $934,767, or approximately 31.3%. The decrease was mainly due to the decreased professional fees of approximately $1.4 million which are mainly legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in the Hindenburg Report and other related matters.

Provision for doubtful accounts, net

Our total bad debt expenses amounted to approximately $48,618, mainly due to the bad debt provision in $50,000 for the deposit of the early termination of the lease agreement in, Jericho, New York.

Impairment Loss of Cryptocurrencies

We recorded an impairment of $72,179 for the bitcoin held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Our stock-based compensation was $nill and $247,333 for the three months ended September 30, 2023 and 2022.

Other Expenses, Net

Other expenses, net was $77,170 for the three months ended September 30, 2023, which mainly consisted of interest expense for our convertible debt of approximately $21,917 and exchange gain or loss of $56,042, compared to $61,643 of interest expenses for our convertible debt for the same period in 2022.

Taxes

We did not record any income tax expense for both the three months ended September 30, 2023 and 2022.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three months ended September 30, 2023, approximately $2.1 million of NOL was generated and the tax benefit derived from such NOL was approximately $9.2 million. As of September 30, 2023, the Company’s cumulative NOL amounted to approximately $43.8 million, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net loss. During the three months ended September 30, 2023, additional NOL of approximately $0.1 million was generated. As of September 30, 2023, the Company’s cumulative NOL amounted to approximately $1.8 million which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2023. The net increase in valuation for the three months ended September 30, 2023 amounted to approximately $479,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $2,414,996 for the three months ended September 30, 2023 compared to a net loss of $2,950,326 for the same period in 2022. After the deduction of non-controlling interest, net loss attributable to us was $2,290,185 for the three months ended September 30, 2023 compared to $3,084,352 for the same period in 2022. Comprehensive loss attributable to us was $2,167,204 for the three months ended September 30, 2023 compared to $2,930,353 for the same period in 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $10,054,652 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the HK.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(1,999,968)	$(3,161,398)
Net cash provided by (used in) investing activities	$49,969	$(80,701)
Net cash used in financing activities	$(5,403,424)	$-
Net decrease in cash	$(7,353,423)	$(3,242,099)
Cash at the beginning of period	$17,390,156	$55,833,282
Effect of exchange rate fluctuations on cash	$17,919	$(130,980)
Cash at the end of period	$10,054,652	$52,460,203

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2023	2023	Variation	%

Total Current Assets	$10,688,704	$18,192,716	$(7,504,012)	(41.2)%
Total Current Liabilities	$4,667,742	$5,031,769	$(364,027)	(7.2)%
Working Capital	$6,020,962	$13,160,947	$(7,139,985)	(54.3)%
Current Ratio	2.29	3.62	(1.33)	(36.7)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2023, our working capital was approximately $6.0 million and we had cash of approximately $10.1 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net cash used in operating activities was approximately $2.0 million for the three months ended September 30, 2023. The operating cash outflow for the three months ended September 30, 2023 was primarily attributable to our net loss of approximately $2.4 million adjusted by non-cash lease expense of $0.1 million and impairment loss of cryptocurrencies of $0.1 million.

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

Investing Activities

Net cash provided by investing activities was approximately $0.05 million for the three months ended September 30, 2023 due to repayments from related parties from Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Qinggang Wang.

Net cash provided by investing activities was approximately $80,701 for the three months ended September 30, 2022 due to the acquisition of property and equipment of approximately $0.2 million and a loan receivable of approximately $70,265 as related parties made payments on time.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2023 was $5.4 million due to the repayment of $5 million of convertible notes and the accrued interest of $403,424.

We did not have any financing activities for the three months ended September 30, 2022.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.

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

As of September 30, 2023, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, the St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions were investors that entered into a securities purchase agreement with the Company in December 2021 as more fully described below. Each of these plaintiffs asserted causes of action for, among other things, violations of the federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claimed monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claimed monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

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

On March 23, 2023, SG Shipping & Risk Solution Inc., an indirect wholly owned subsidiary of of our company, entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization,. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers.

On October 23, 2023, the Company filed a complaint against its former CFO, Tuo Pan, accusing her of conversion due to her alleged involvement in two unauthorized transfers from the Company, amounting to $219,000 and $7,920, respectively.

In addition to the above matters, the Company is also subject to additional contractual litigations as to which it is unable to estimate the outcome.

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

For a discussion of our legal proceedings, see the information in Part I, “Item 1. Business – Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to the legal proceedings disclosed in our 2023 Form 10-K.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our) Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on September 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit
10.1	New Energy Project Service Agreement by and between New Energy Tech Limited and Faith Group Company, dated October 19, 2023.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

November 13, 2023	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

November 13, 2023	By:	/s/ Ying Cao
Ying Cao
Chief Financial Officer