Form 10-Q
period 2023-12-31
Singularity Future Technology Ltd.
filed 2024-02-14
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, the Company had 3,451,555 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	December 31,	June 30,
	2023	2023
Assets
Current assets
Cash	$3,154,436	$17,390,156
Restricted cash	3,000,000	-
Cryptocurrencies	-	72,179
Accounts receivable, net	310,226	198,553
Other receivables, net	94,816	76,814
Advances to suppliers - third parties, net	23,355	128,032
Prepaid expenses and other current assets	248,850	252,047
Due from related party, net	103,358	74,935
Total Current Assets	6,935,041	18,192,716

Property and equipment, net	350,923	426,343
Right-of-use assets, net	300,777	381,982
Other long-term assets - deposits	2,684,340	236,766
Total Assets	$10,271,081	$19,237,807

Current Liabilities
Deferred revenue	$67,631	$66,531
Accounts payable	621,226	494,329
Accounts payable - related party	63,434	63,434
Lease liabilities - current	214,862	330,861
Taxes payable	3,416,895	3,334,958
Other payable - related party	26,620	104,962
Accrued expenses and other current liabilities	204,816	636,694
Total current liabilities	4,615,484	5,031,769

Lease liabilities - noncurrent	207,588	245,171
Convertible notes	-	5,000,000
Total liabilities	4,823,072	10,276,940

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 17,515,526 and 17,715,526 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	94,332,048	94,332,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(88,977,352)	(85,576,438)
Accumulated other comprehensive income	165,494	90,236
Total Stockholders’ Equity attributable to shareholders of the Company	7,855,152	11,180,808

Non-controlling Interest	(2,407,143)	(2,219,941)

Total Equity	5,448,009	8,960,867

Total Liabilities and Equity	$10,271,081	$19,237,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31
	2023	2022	2023	2022

Net revenues	$961,240	$1,490,931	$1,857,166	$2,712,135
Cost of revenues	(976,876)	(1,311,137)	(1,979,825)	(2,056,764)
Gross profit (loss)	(15,636)	179,794	(122,659)	655,371

Selling expenses	(56,075)	(26,848)	(111,928)	(54,223)
General and administrative expenses	(1,145,730)	(3,743,458)	(3,199,883)	(6,723,704)
Impairment loss of cryptocurrencies	-	(13,280)	(72,179)	(14,801)
Provision for doubtful accounts, net	(6,992)	-	(55,610)	(7,153)
Stock-based compensation	-	(82,444)	-	(329,777)
Total operating expenses	(1,208,797)	(3,866,030)	(3,439,600)	(7,129,658)

Operating loss	(1,224,433)	(3,686,236)	(3,562,259)	(6,474,287)

Loss from disposal of subsidiary	62,384	-	62,384	-
Other expenses, net	(6,494)	(60,631)	(83,664)	(119,480)

Net loss before provision for income taxes	(1,168,543)	(3,746,867)	(3,583,539)	(6,593,767)

Income tax expense	-	-	-	(103,426)

Net loss	(1,168,543)	(3,746,867)	(3,583,539)	(6,697,193)

Net (loss) income attributable to non-controlling interest	(57,814)	(14,371)	(182,625)	119,655

Net loss attributable to shareholders of the Company.	$(1,110,729)	$(3,732,496)	$(3,400,914)	$(6,816,848)

Comprehensive loss
Net loss	$(1,168,543)	$(3,746,867)	$(3,583,539)	$(6,697,193)
Other comprehensive income – foreign currency	(78,237)	(42,675)	70,681	110,094
Comprehensive loss	(1,246,780)	(3,789,542)	(3,512,858)	(6,587,099)
Less: Comprehensive (loss) income attributable to non-controlling interest	10,547	(50,749)	(88,328)	82,047
Comprehensive loss attributable to shareholders of the Company	$(1,257,327)	$(3,738,793)	$(3,424,530)	$(6,669,146)

Loss per share
Basic and diluted	$(0.06)	$(0.18)	$(0.19)	$(0.32)

Weighted average number of common shares used in computation
Basic and diluted	17,515,526	21,238,901	17,556,830	21,227,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	22,244,333	$96,127,691	$2,334,962	-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	247,333	-	-	-	-	-	247,333
Foreign currency translation	-	-	-	-	-	-	-	153,999	(1,230)	152,769
Net loss	-	-	-	-	-	-	(3,084,352)	-	134,026	(2,950,326)
BALANCE, September 30, 2022	-	-	22,244,333	96,375,024	2,334,962	-	(65,663,944)	199,738	(2,008,094)	31,237,686
Stock based compensation to consultants	-	-	-	82,444	-	-	-	-	-	82,444
Foreign currency translation	-	-	-	-	-	-	-	(6,297)	(36,378)	(42,675)
Net loss	-	-	-	-	-	-	(3,732,496)	-	(14,371)	(3,746,867)
BALANCE, December 31, 2022	-	-	22,244,333	96,457,468	2,334,962	-	(69,396,440)	193,441	(2,058,843)	27,530,588

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	$-	17,715,526	$94,332,048	$2,334,962	(200,000)	$(85,576,438)	$90,236	$(2,219,941)	$8,960,867
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(200,000)	-	-	200,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	-	17,515,526	94,332,048	2,334,962	-	(87,866,623)	213,217	(2,318,815)	6,694,789
Foreign currency translation	-	-	-	-	-	-	-	(47,723)	(30,514)	(78,237)
Net loss	-	-	-	-	-	-	(1,110,729)	-	(57,814)	(1,168,543)
BALANCE, December 31, 2023	-	-	17,515,526	94,332,048	2,334,962	-	(88,977,352)	165,494	(2,407,143)	5,448,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Six Months Ended December 31,
	2023	2022
Operating Activities
Net loss	$(3,583,539)	$(6,697,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	329,777
Depreciation and amortization	76,051	155,649
Non-cash lease expense	81,882	254,197	*
Provision for doubtful accounts, net	55,610	7,153	*
Impairment loss of cryptocurrencies	72,179	14,801
(Gain) loss on disposal of fixed assets	-	(6,481)
Loss on disposal of subsidiaries	(62,384)	-
Investment loss from unconsolidated subsidiary	-	34,458
Interest expenses related to convertible notes	21,917	-
Changes in assets and liabilities
Accounts receivable	(53,622)	(239,396	)*
Other receivables	97,982	100,458	*
Advances to suppliers - third parties	110,526	935	*
Advances to suppliers - related party	-	6,153,546
Prepaid expenses and other current assets	3,197	(92,867)
Other long-term assets – deposits	(2,496,197)	(2,850	)*
Deferred revenue	(1,602)	(6,751,135	)*
Refund payable	-	(13,000,000)
Accounts payable	98,909	333,423	*
Taxes payable	(122,175)	59,888	*
Lease liabilities	(154,259)	(274,177	)*
Accrued expenses and other current liabilities	(32,232)	(142,861)
Net cash used in operating activities	(5,887,757)	(19,762,675	)*

Investing Activities
Acquisition of property and equipment	(589)	(150,966)
Proceeds from disposal of property and equipment	-	90,000
Loan receivable-related parties	-	535,529
Advance to related parties		(422,207	)*
Repayment from related parties	(25,362)	-
Net cash provided by (used in) investing activities	(25,951)	52,356	*

Financing Activities
Repayment of convertible notes	(5,000,000)	-
Payment of accrued interest related to convertible notes	(403,424)	-
Net cash used in financing activities	(5,403,424)	-

Net decrease in cash and restricted cash	(11,317,132)	(19,710,319	)*

Cash at beginning of period	17,390,156	55,833,282

Effect of exchange rate fluctuations on cash and restricted cash	81,412	(54,089	)*

Cash and restricted cash at end of period	$6,154,436	$36,068,874

Representing:
Cash, end of period	$3,154,436	$36,068,874
Restricted cash, end of period	$3,000,000	$-
Total cash and restricted cash, end of period	$6,154,436	$36,068,874

Non-cash transactions of operating and investing activities	$-	$-

*	Revised.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2023

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

As of December 31, 2023, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Thor Miner Inc. (“Thor Miner”)	●	A Delaware corporation	51% owned by the Company
	●	Incorporated on October 13, 2021
	●	Primarily engaged in sales of crypto mining machines
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Name	Background		Ownership
Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Blumargo IT Solution Ltd. (“Blumargo”)	●	A New York corporation	100% owned by SGS NY
	●	Incorporated on December 14, 2020
	●	No material operations

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19, 2021
	●	Primarily engaged in warehouse house related services

Phi Electric Motor In. (“Phi”)	●	A New York corporation	51% owned by SGS NY
	●	Incorporated on August 30, 2021
	●	No operations

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	●	A New York corporation	100% owned by SG Shipping & Risk Solution Inc
	●	Incorporated on December 23, 2021
	●	No material operations

New Energy Tech Limited (“New Energy”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity(Shenzhen) Technology Ltd. (“SGS Shenzhen”)	●	A Mainland China corporation	100% owned by the Company
	●	Incorporated on September 4, 2023
	●	No material operations

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

The exchange rates as of December 31, 2023 and June 30, 2023 and for the three and six months ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	June 30, 2023	Three months ended December 31,		Six months ended December 31,
Foreign currency	Balance Sheet	Balance Sheet	2023 Profit/Loss	2022 Profit/Loss	2023 Profit/Loss	2022 Profit/Loss
RMB:1USD	7.0971	7.2537	7.2061	7.1114	7.2206	6.9769
HKD:1USD	7.8087	7.8366	7.8141	7.8237	7.8196	7.8360

(e) Cash and Restricted Cash

Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of December 31, 2023 and June 30, 2023, cash balances of $21,744 and $183,510, respectively, were maintained at financial institutions in the PRC. nil and $74,533 of these balances are not covered by insurance as the deposit insurance system in China only insures each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, December 31, 2023 and June 30, 2023, cash balances of $205,457 and $919,990, respectively, were maintained at U.S. financial institutions. Each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2023 and June 30, 2023, cash balances of $2,925,840 and $16,285,067, respectively, were maintained at financial institutions in Hong Kong and $2,834,173 and $16,216,393 of these balances are not covered by insurance. As of December 31, 2023 and June 30, 2023, the amount of Company’s deposits covered by insurance amounted to $318,868 and $647,004, respectively.

Restricted Cash

As of December 31, 2023, our restricted balance was $3 million. The restricted cash was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advance 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink's business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks.

(f) Receivables and Allowance for Credit Losses

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, the customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged receivable between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development on the shipping management segment, its customer base consists of more smaller privately owned companies that we believe will pay more timely than state owned companies.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and six months ended December 31, 2023 and 2022, no impairments were recorded.

(h) Investments in unconsolidated entity

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co. Ltd. in October 2021. As of June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19. As we could not obtain the financial information of the investee, we determined to provide a full impairment of our equity investment. The Company recorded a $128,360 impairment loss for the year ended June 30, 2023.

(i) Convertible notes

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

For the three months ended December 31, 2022 and 2023, the Company recognized the net sale of cryptocurrency mining equipment of $235,520 and nil, respectively.

For the six months ended December 31, 2022 and 2023, the Company recognized the net sale of cryptocurrency mining equipment of $732,565 and nil, respectively.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $67,631 and $66,531 as of December 31, 2023 and June 30, 2023, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Sale of crypto mining machines	$-	$235,520	$-	$732,565
Freight logistics services	961,240	1,255,411	1,857,166	1,979,570
Total	$961,240	$1,490,931	$1,857,166	$2,712,135

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
PRC	$837,763	$912,611	$1,538,419	$1,160,821
U.S.	123,477	578,320	318,747	1,551,314
Total revenues	$961,240	$1,490,931	$1,857,166	$2,712,135

(k) Leases

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2023 and June 30, 2023.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Trans Pacific Beijing and Trans Pacific Shanghai were incorporated in the PRC and are subject to the Enterprise Income Tax Laws of the PRC.

PRC Value Added Taxes and Surcharges

The Company is subject to value added tax (“VAT”) in the PRC. Revenue from services provided by the Company’s PRC subsidiaries are subject to VAT at rates ranging from 9% to 13%. Entities that are VAT general taxpayers are allowed to offset qualified VAT paid to suppliers against their VAT liability. Net VAT liability is recorded in taxes payable on the consolidated balance sheets.

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

For the three and six months ended December 31, 2023 and 2022, there was no dilutive effect of potential issuances of shares of common stock of the Company because the Company generated a net loss.

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	December 31,	June 30,
	2023	2023
Beginning balance	$72,179	$90,458

Impairment loss	(72,179)	(18,279)
Ending balance	$-	$72,179

The Company recorded nil and $72,179 impairment loss for the three and six months ended December 31, 2023, respectively. A $18,279 impairment loss was recorded for the year ended June 30, 2023. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized in the six months ended December 31, 2023.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31,	June 30,
	2023	2023
Trade accounts receivable	$3,632,909	$3,487,293
Less: allowances for credit losses	(3,322,683)	(3,288,740)
Accounts receivable, net	$310,226	$198,553

Movement of allowance for credit losses are as follows:

	December 31,	June 30,
	2023	2023
Beginning balance	$3,288,740	$3,413,110
Provision for credit losses, net of recovery	-	-
Write-off/recovery	-	-
Exchange rate effect	33,943	(124,370)
Ending balance	$3,322,683	$3,288,740

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	December 31,	June 30,
	2023	2023
Advances to customers*	$7,161,024	$7,060,456
Employee business advances	8,337	10,570
Total	7,169,361	7,071,026
Less: allowances for credit losses	(7,074,545)	(6,994,212)
Other receivables, net	$94,816	$76,814

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. (“Goalowen”) pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000. Such contract was signed by the Company’s former COO, Jing Shan, without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen without the Board’s authorization. It was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000.

Movement of allowance for doubtful accounts are as follows:

	December 31,	June 30,
	2023	2023
Beginning balance	$6,994,212	$3,942,258
Increase	-	3,000,000
Recovery of doubtful accounts	-	-
Less: write-off	-	-
Exchange rate effect	80,333	51,954
Ending balance	$7,074,545	$6,994,212

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2023	2023
Freight fees (1)	$323,355	$428,032
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$23,355	$128,032

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2023 to December 31, 2023. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2023 and for the six months ended December 31, 2023.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2023	2023
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	236,921	240,118
Total	$248,850	$252,047

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2023	2023
Rental and utilities deposits	$2,692,677	$244,923
Less: allowances for deposits	(8,337)	(8,157)
Other long-term assets- deposits, net	$2,684,340	$236,766

On October 19, 2023, New Energy Tech Limited, a wholly owned subsidiary of the Company deposited $2,500,000 with Faith Group Company in connection with their provision of consulting services with respect to the Company’s new Solar EPC project and for solar panel and associated equipment marketing services.

Movements of allowance for deposits are as follows:

	December 31,	June 30,
	2023	2023
Beginning balance	$8,157	$8,832
Allowance for deposits	-	-
Less: Write-off	-	-
Exchange rate effect	180	(675)
Ending balance	$8,337	$8,157

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31	June 30,
	2023	2023
Motor vehicles	$542,904	$542,904
Computer equipment	86,082	113,097
Office equipment	63,301	67,699
Furniture and fixtures	534,270	533,634
System software	105,310	103,038
Leasehold improvements	60,055	766,294
Mining equipment	922,438	922,438

Total	2,314,360	3,049,104

Less: Impairment reserve	(1,223,981)	(1,233,521)
Less: Accumulated depreciation and amortization	(739,456)	(1,389,240)

Property and equipment, net	$350,923	$426,343

Depreciation and amortization expenses for the three months ended December 31, 2023 and 2022 were $37,924 and $76,704, respectively. Depreciation and amortization expenses for the six months ended December 31, 2023 and 2022 were $76,051 and $155,649, respectively. No impairment loss was recorded for the three and six months ended December 31, 2023 and 2022.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	June 30,
	2023	2023
Salary and reimbursement payable	$88,610	$117,648
Professional fees and other expense payable	86,627	97,563
Interest payable	4,872	386,378
Others	24,707	35,105
Total	$204,816	$636,694

Note 11. CONVERTIBLE NOTES

On December 19, 2021, the Company issued two Senior Convertible Notes (the “Convertible Notes”) to two non-U.S. investors for an aggregate purchase price of $10,000,000.

The Convertible Notes carried interest of 5% annually and were convertible into shares of the Company’s common stock at a conversion price of $3.76 per share, the closing price of the common stock on December 17, 2021. The investors could convert their Convertible Notes into shares of the Company’s common stock beginning on June 19, 2022. The Convertible Notes were unsecured senior obligations of the Company which had a maturity date of December 18, 2023. The Company could repay any portion of the outstanding principal, accrued and unpaid interest, without penalty for early repayment.

On March 8, 2022, the Company amended and restated the terms of the Convertible Notes and issued the Amended and Restated Senior Convertible Notes (the “Amended and Restated Convertible Notes”) to the investors to change the principal amount of the Convertible Notes to an aggregate principal amount of $5,000,000. There other terms of the notes remained unchanged except for the waiver of interest for the $5,000,000 payment made on March 8, 2022.

For the three and six months ended December 31, 2023, interest expenses related to the aforementioned notes amounted to nil and $21,917, respectively. For the three and six months ended December 31, 2022, interest expenses related to the aforementioned notes amounted to $61,944 and $123,587, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of December 31, 2023, ROU assets and lease liabilities amounted to $300,777 and $422,450 (including $214,862 from the current portion of lease liabilities and $207,588 the noncurrent portion of lease liabilities), respectively and the weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 2.03 years.

For the three months ended December 31, 2023 and 2022, rent expense amounted to approximately $135,299 and nil, respectively. For the six months ended December 31, 2023 and 2022, rent expense amounted to approximately $295,788 and $146,461, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending December 31,	Operating Lease Amount

2024	$252,824
2025	157,801
2026	66,968
Total lease payments	477,593
Less: Interest	55,143
Present value of lease liabilities	$422,450

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

Stock issuances:

On September 17, 2020, the Company entered into a certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 720,000 shares of the Company’s common stock and warrants to purchase 720,000 shares of common stock at a per share purchase price of $1.46 for a unit of shares of common stock and one warrant. The net proceeds to the Company from the offering was approximately $1.05 million. The warrants became exercisable on March 16, 2021 at an exercise price of $1.825 per share. The warrants may be exercised on a cashless basis if at any time after March 16, 2021, there is no effective registration statement registering the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 860,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each share convertible into one share of common stock of the Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 1,032,000 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants was $1.66. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants became exercisable six (6) months following the date of issuance at an exercise price of $1.99 per share. The warrants may also be exercised on a cashless basis if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering the resale of the warrant shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $5.97 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders at the Company’s annual meeting of shareholders approved the preferred shareholders’ right to convert the Series A Preferred Stock into 860,000 shares of common stock. As of June 30, 2022, the shares of Series A Preferred Stock were fully converted to common stock on a one-for-one basis.

On December 8, 2020, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors in a registered direct offering an aggregate of 1,560,000 shares of the common stock at a purchase price of $3.10 per share, and warrants to purchase up to an aggregate of 1,170,000 shares of common stock of the Company at an exercise price of $3.10 per share, for aggregate gross proceeds to the Company of $4,836,000. The warrants were initially exercisable beginning on December 11, 2020 and will expire three and a half (3.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On January 27, 2021, the Company entered into a securities purchase agreement with certain non-U.S. investors pursuant to which the Company sold to the investors an aggregate of 1,086,956 shares of common stock and warrants to purchase 5,434,780 shares of common stock of the Company. The net proceeds to the Company from this offering was approximately $4.0 million. The purchase price for each share of common stock and five warrants was $3.68, and the exercise price per warrant is $5.00. The warrants became exercisable at any time during the period beginning on or after July 27, 2021 and ending on or prior on January 27, 2026; provided, however, that the value of the total number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock will equal or exceed $0.3 billion for a three consecutive month period prior to an exercise.

On February 6, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors from the Company in a registered direct offering, an aggregate of 1,998,500 shares of the common stock of the Company at a purchase price of $6.805 per share. The Company also sold to the investors warrants to purchase up to an aggregate of 1,998,500 shares of common stock at an exercise price of $6.805 per share. The warrants are exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices. Net proceeds to the Company from this offering was approximately $12.4 million. 1,215,000 warrants were redeemed by the Company on January 6, 2022.

On February 9, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors in a registered direct offering, an aggregate of 3,655,000 shares of the common stock of the Company at a purchase price of $7.80 per share and warrants to purchase up to an aggregate of 3,655,000 shares of common stock at an exercise price of $7.80 per share. The warrants were exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. Net proceeds to the Company from the sale of the shares and the warrants was approximately $26.1 million. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

On December 14, 2021, the Company entered into a securities purchase agreement with certain non-U.S. investors and accredited investors pursuant to which the Company sold to the investors an aggregate of 3,228,807 shares of common stock, no par value, and warrants to purchase 4,843,210 shares of common stock. The purchase price for each share of common stock and one and a half warrants was $3.26, and the exercise price per warrant is $4.00. The Company received net proceeds of $10,525,819. In connection with the issuance, the Company issued 500,000 shares to a consultant for assisting the Company in finding potential investors. The warrants are exercisable during the period beginning on or after June 14, 2022 and ending on or prior to 5:00 p.m. (New York City time) on December 13, 2026 provided, however, that the total value of the number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock shall equal or exceed $150,000,000 for a three consecutive month period prior to an exercise.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from the issuance of common stock. On January 6, 2022, the Company entered into warrant purchase agreements with certain warrant holders pursuant to which the Company agreed to buy back an aggregate of 3,974,000 warrants from the warrant holders.

On January 6, 2022, the Company entered into warrant purchase agreements with certain warrant holders pursuant to which the Company agreed to buy back an aggregate of 3,870,800 warrants from the warrant holders. These warrants were sold in three previous transactions that closed on March 14, 2018, February 10, 2021 and February 11, 2021. The purchase price for each warrant was $2.00. Following announcement of the Company’s entry into these agreements on January 6, 2022, the Company agreed to repurchase an additional 103,200 warrants from other warrant holders on the same term. The aggregate number of warrants repurchased under the agreements was 3,974,000.

On November 15, 2023, the Company entered into a Subscription Agreement with ten individual investors, under which the Company agreed to sell to the Investors an aggregate of 17,000,000 shares of its Common Stock and 17,000,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $0.607 per share (each a “Warrant” and collectively, “Warrants”), at an aggregate price of US$9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 17,000,000 shares of its common stock to the investors. On January 26, 2024, the Company entered into an Amendment to Subscription Agreement with the ten investors. The Amendment to Subscription Agreement provides, among other things, that Nasdaq’s authorization shall have been obtained for the issuance of the securities under the Subscription Agreement and the Company stockholders’ approval shall have been obtained before the Warrants are issued to the Investors. As of the date of this report, the issuance of the warrants is still awaiting approval from the Company’s stockholders.

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2023

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2023	12,088,490	$4.33
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of December 31, 2023	12,088,490	$4.33
Warrants exercisable, as of December 31, 2023	12,088,490	$4.33

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants, 2,922,000	181,000	$1.83	1.66 years
2021 warrants, 15,931,490	11,907,490	$4.94	2.56 years

Stock-based compensation:

By action taken as of August 13, 2021, the Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (the “Committee”) approved a one-time award of a total of 1,020,000 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “Plan”) including grants of (i) 600,000 shares to Chief Executive Officer, Lei Cao, (ii) 200,000 shares to acting Chief Financial Officer, Tuo Pan, (iii) 160,000 shares to Board member, Zhikang Huang, (iv) 20,000 shares to Board member, Jing Wang, (v) 20,000 shares to Board member, Xiaohuan Huang, and (vi) 20,000 shares to Board member, Tieliang Liu. The shares were valued at an aggregate of $2,927,400 based on the grant date fair value of such shares.

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

On February 4, 2022, the Company approved a one-time award of a total of 500,000 shares of common stock under the Company’s 2021 Stock Incentive Plan to certain executive officers of the Company, including Chief Executive Officer, Yang Jie (300,000 shares), Chief Operating Officer, Jing Shan (100,000 shares), and Chief Technology Officer, Shi Qiu (100,000 shares). The total fair value of the grants amounts to $2,740,000 based on the grant date fair value of $5.48 per share.

On February 16, 2022, the Company’s Board approved a consulting agreement pursuant to which the Company agreed to pay the consultant a monthly fee of $10,000 and 100,000 shares of the Company’s common stock. The shares were valued at $7.42 at grant date with a grant date fair value of $742,000 to be amortized through October 31, 2022.

During the three months ended December 31, 2023 and 2022, nil and $82,444 were recorded as stock-based compensation expense, respectively. During the six months ended December 31, 2023 and 2022, nil and $329,777 were recorded as stock-based compensation expense, respectively.

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31	June 30,
	2023	2023
Trans Pacific Shanghai	$(1,546,991)	$(1,522,971)
Thor Miner	124,498	117,035
Brilliant Warehouse	(984,650)	(814,005)
Total	$(2,407,143)	$(2,219,941)

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

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of State of New York and a wholly owned subsidiary of SOS Ltd., filed a lawsuit in the New York State Supreme Court on December 9, 2022 against the Company’s joint venture, Thor Miner, Inc. (“Thor Miner”), the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (together, the “Descendants”). SOSNY and Thor Miner entered into a Purchase and Sale Agreement on January 10, 2022 (the “PSA”) for the purchase of $200,000,000 of crypto mining rigs, which agreement SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an effective date of December 28, 2022, pursuant to which, Thor Miner agreed to pay $13,000,000 to SOSNY (the “Settlement Payment”) in exchange for SOSNY dismissing the lawsuit with prejudice as to the Defendants and without prejudice as to all others. SOSNY dismissed the lawsuit with prejudice against the Company and the individual Defendants upon receipt of the Settlement Payment on December 28, 2022.

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

On October 23, 2023, the Company filed a complaint against its former CFO, Tuo Pan, accusing her of conversion due to her alleged involvement in two unauthorized transfers from the Company amounting to $219,000 and $7,920.

On March 23, 2023, SG Shipping & Risk Solution Inc., an indirect wholly owned subsidiary of our company, entered into an operating income right transfer contract with Goalowen, pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO, Jing Shan, without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million.

Lawsuits in connection with 2021 securities purchase agreement

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions are investors that entered into a securities purchase agreement (“Securities Purchase Agreement”) with the Company in late 2021. Each of these plaintiffs asserts causes of action for, among other things, violations of the federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claims monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claims monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

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

On January 10, 2023, the Investor Actions were consolidated with this lawsuit and on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes. The Company, Yang Jie, Jing Shan, and the plaintiffs in the above three actions entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023, pursuant to which the Company agreed to pay the plaintiffs $10,525,910.82. Plaintiffs in the actions agreed to discharge and forever release the defendants in the actions from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company paid the settlement payment on March 14, 2023.

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

Note 16. INCOME TAXES

The Company’s income tax expenses for three and six months ended December 31, 2023 and 2022 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2023	2022	2023	2022
Current

U.S.	$-	$-	$-	$103,426
PRC	-	-	-	-
Total income tax expenses	-	-	-	103,426

The Company’s deferred tax assets are comprised of the following:

	December 31, 2023	June 30, 2023
Allowance for doubtful accounts
U.S.	$1,241,000	$1,241,000
PRC	1,689,000	1,655,000

Net operating loss
U.S.	9,471,000	8,775,000
PRC	1,475,000	1,425,000
Total deferred tax assets	13,876,000	13,096,000
Valuation allowance	(13,876,000)	(13,096,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operating losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three and six months ended December 31, 2023, approximately $1.2 million and $3.3 million of NOL was generated and the tax benefit derived from such NOL was approximately $252,000 and $693,000. As of December 31, 2023, the Company’s cumulative NOL amounted to approximately $45.0 million, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net losses. During the three and six months ended December 31, 2023, additional NOL of approximately $0.1 million and $0.2 million was generated. As of December 31, 2023, the Company’s cumulative NO,L which will expire by 2026, amounted to approximately $1.9 million, which may reduce future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of December 31, 2023. The net increase in valuation for the three and six months ended December 31, 2023 amounted to approximately $0.3 million and $4.06 million, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2023	2023
VAT tax payable	$1,052,455	$1,016,529
Corporate income tax payable	2,306,496	2,261,131
Others	57,944	57,298
Total	$3,416,895	$3,334,958

Note 17. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2023, one customer accounted for 69.1% of the Company’s gross revenues.

For the three months ended December 31, 2022, two customers accounted for approximately 26.3% and 63.8% of the Company’s gross revenues.

For the six months ended December 31, 2023, one customer accounted for 73.8% of the Company’s gross revenues. As of December 31, 2023, two customers accounted for 63.3% and 20.1% of the Company’s accounts receivable, net.

For the six months ended December 31, 2022, two customers accounted for 12.7% and 77.6% of the Company’s gross revenues. As of December 31, 2022, one customers accounted for 74.1% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended December 31, 2023, two suppliers accounted for approximately 27.8% and 24.8% of the total gross purchases.

For the three months ended December 31, 2022, one supplier accounted for approximately 60.1% of the gross purchases.

For the six months ended December 31, 2023, two suppliers accounted for approximately 24.8% and 19.8% of the total gross purchases.

For the six months ended December 31, 2022, one supplier accounted for approximately 74.9% of the total gross purchases.

Note 18. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the six months ended December 31, 2023, the Company operated in one segment, freight logistics services, which had operations in both the United States and PRC. For the six months ended December 31, 2023, the Company did not sell crypto-mining machines.

The following tables present summary information by segment for the three and six months ended December 31, 2023 and 2022, respectively:

	For the Three Months Ended December 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$961,240	$-	$961,240
Cost of revenues	$976,876	$-	$976,876
Gross profit	$(15,636)	$-	$(15,636)
Depreciation and amortization	$37,567	$357	$37,924
Total capital expenditures	$589	$-	$589
Gross margin%	(1.6)%	-	(1.6)%

	For the Three Months Ended December 31, 2022
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$1,255,411	$235,520	$1,490,931
Cost of revenues	$1,311,137	$-	$1,311,137
Gross profit	$(55,726)	$235,520	$179,794
Depreciation and amortization	$76,704	$-	$76,704
Total capital expenditures	$-	$-	$-
Gross margin%	(4.4)%	100.0%	12.1%

	For the Six Months Ended December 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$1,857,166	$-	$1,857,166
Cost of revenues	$1,979,825	$-	$1,979,825
Gross profit	$(122,659)	$-	$(122,659)
Depreciation and amortization	$75,338	$713	$76,051
Total capital expenditures	$589	$-	$589
Gross margin%	(6.6)%	-	(6.6)%

	For the Six Months Ended December 31, 2022
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$1,979,570	$732,565	$2,712,135
Cost of revenues	$2,056,764	$-	$2,056,764
Gross profit	$(77,194)	$732,565	$655,371
Depreciation and amortization	$155,649	$-	$155,649
Total capital expenditures	$150,966	$-	$150,966
Gross margin%	(3.9)%	100.0%	24.2%

Total assets as of:

	December 31,	June 30,
	2023	2023
Freight Logistic Services	$10,267,437	$19,075,202
Sale of crypto mining machines	3,644	162,605
Total Assets	$10,271,081	$19,237,807

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
PRC	$837,763	$912,611	$1,538,419	$1,160,821
U.S.	123,477	578,320	318,747	1,551,314
Total revenues	$961,240	$1,490,931	$1,857,166	$2,712,135

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of December 31, 2023 and June 30, 2023, the outstanding amounts due from related parties consist of the following:

	December 31,	June 30,
	2023	2023
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$495,492	$458,607
Shanghai Baoyin Industrial Co., Ltd (2)	1,091,571	1,068,014
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao	-	13,166
Less: allowance for doubtful accounts	(2,157,129)	(2,138,276)
Total	$103,358	$74,935

(1)	As of December 31, 2023 and June 30, 2023, the Company advanced $495,492 and $458,607 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowances of $392,134 and $383,672 for the balance of the receivable as of December 31, 2023 and June 30, 2023. The amount of the allowance changes as a result of changes in exchange rates.

(2)	As of December 31, 2023 and June 30, 2023, the Company advanced $1,091,571 and $1,068,014 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of December 31, 2023 and June 30, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of December 31, 2023 and June 30, 2023.

Accounts payable- related parties

As of June 30, 2023, the Company had accounts payable to Rich Trading Co. Ltd of $63,434. And there was no change as of December 31, 2023.

Due to Related Party

As of December 31, 2023 and June 30, 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $26,620 and $104,962. These payments were made on behalf of the Company for the daily business operational activities.

Note 20. SUBSEQUENT EVENTS

On January 3, 2024, the Company received a Staff determination notice from Nasdaq notifying the Company of the Staff’s determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share minimum bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). Pursuant to the Nasdaq letter, unless the Company requested an appeal of the delisting determination, trading of the Company’s common stock would be suspended at the opening of business on January 12, 2024. The Company appealed the delisting determination to a Hearings Panel. The Company’s common stock will continue to be listed for trading pending the Hearing Panel’s decision. The Company also effectuated a 1-for-10 reverse stock split of its common stock on February 9, 2024. Beginning on February 12, 2024, the Company's Common Stock has traded on The Nasdaq Stock Market on a split adjusted basis.

On November 15, 2023, the Company entered into a Subscription Agreement with ten individual investors, under which the Company agreed to sell to the Investors an aggregate of 17,000,000 shares of its Common Stock and 17,000,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $0.607 per share, at an aggregate price of US$9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 17,000,000 shares of its common stock to the investors. On January 26, 2024, the Company entered into an Amendment to Subscription Agreement with the ten investors. The Amendment to Subscription Agreement provides, among other things, that Nasdaq’s authorization shall have been obtained for the issuance of the securities under the Subscription Agreement and the Company stockholders’ approval shall have been obtained before the warrants are issued to the Investors. As of the date of this report, the issuance of the warrants is awaiting approval from the Company’s stockholders.

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

Overview

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2021 and 2022, while we continued to operate our freight logistic business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we were engaged in purchases and sales of cryptocurrency mining machines through a U.S. subsidiary.

For the three months ended December 31, 2023, we were engaged in providing freight logistics services, which were operated by our subsidiaries in the United States and PRC. For the three months ended December 31, 2023, the Company did not sell crypto-mining machines.

Recent Developments

Since the publication of the Hindenburg Report (as reported below), we have devoted substantial resources and efforts in connection with the investigations conducted by a special committee of our Board of Directors and by U.S. governmental authorities and with respect to the defense of lawsuits and the settlement of lawsuits and claims, which are fully described below. As a result, our business operations have been materially and adversely impacted, including suspension of our business development in North America. We are currently exploring new business opportunities while continuing to provide shipping and warehouse services.

On October 19, 2023, New Energy Tech Limited (“New Energy”), a wholly-owned subsidiary of the Company, entered into a project service agreement (the “Service Agreement”) with Faith Group Company. (“Faith”), pursuant to which Faith agreed to provide solar engineering, procurement and construction consulting services and solar panel and associated equipment marketing services to New Energy. Faith guaranteed to source a minimum of 100 MW of solar engineering, procurement and construction consulting projects within the first 12 months with a minimum of 20 MW of solar engineering, procurement and construction consulting projects sourced within the first 45 days and to also source a minimum of $50 million of solar-related trading business within the 12-month period with a minimum of $8 million of sales contracts in the first 45 days. On October 25, 2023, the Company’s wholly owned subsidiary, Sino-Global Shipping HK Ltd, made a prepayment of $2.5 million on behalf of New Energy to Faith as a deposit. On December 15, 2023, New Energy agreed to amend a clause in the agreement, which stated that if within the first 45 days, Faith failed to cause New Energy to sign a minimum of $8 million of EPC projects or trading business, the full advanced amount of $2.5 million would be returned to New Energy within three business days. New Energy agreed to extend the 45 days period for an additional 90 days, beginning on December 15, 2023. Up to the filing date of this quarterly report, Faith has not fulfilled the target of $20 million of EPC projects or trading business.

On October 24, 2023, the Company dissolved its subsidiary, Ningbo Saimeinuo Web Technology Ltd.

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell in a private placement to the investors an aggregate of 17,000,000 shares of common stock and 17,000,000 warrants, with each warrant initially exercisable to purchase one share of common stock at an exercise price of $0.607 per share, at an aggregate price of US$9,860,000. The issuance of the securities is subject to Nasdaq’s authorization as well as other approvals. On December 13, 2023, the Company issued an aggregate of 17,000,000 shares of its common stock to the investors. On January 26, 2024, the Company entered into an amendment to the subscription agreement. The amendment provides, among other things, that Nasdaq’s authorization shall have been obtained for the issuance of the securities under the Subscription Agreement and the Company stockholders’ approval shall have been obtained before the warrants are issued to the investors. As of the date of this report, the issuance of the warrants is still awaiting approval from the Company’s stockholders.

Special Committee Investigation

On May 5, 2022, an entity named Hindenburg Research issued a report (the “Hindenburg Report”) alleging, among other things, that the Company’s then Chief Executive Officer, Yang Jie, was a fugitive on the run from Chinese authorities for running an alleged $300 million Ponzi scheme that lured in over 20,000 victims. The report also raised questions regarding the Company’s joint venture to produce crypto mining equipment announced in October 2021, as well as a $200 million order purportedly received by the joint venture in January 2022. Further, the report was critical of the Company’s April 2022 announcement of a $250 million partnership with an entity named Golden Mainland Inc. On May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee of the Board (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel that were raised in the Hindenburg Report and other related matters. The Special Committee then retained Blank Rome LLP to serve as independent legal counsel and advise the Committee on the investigation. The Special Committee completed the fact-finding portion of its investigation prior to December 31, 2022. The Special Committee’s preliminary findings corroborated certain of the allegations made in the Hindenburg Report and the investigation resulted in the termination and resignation of certain executive officers and directors of the Company, including but not limited to, the following:

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

On February 10, 2023, in response to two, now-settled, lawsuits filed by private investors, Mr. Jie filed a motion to dismiss the private investors’ suits and provided a copy of a formal legal opinion issued by the Zhonglun W&D Law Firm, PRC. The Zhonglun W&D legal opinion concluded that Mr. Jie was not charged with a crime in China, the investigation and underlying case had been closed, and Mr. Jie was not formally treated as a criminal suspect in the PRC. In order to provide more clarity to the issues raised, the Company engaged Hebei Mei Dong Law Firm, of Shijiazhuang City, PRC to further investigate the authenticity of the documentation provided by Mr. Jie to the SEC and whether a “Red Notice” had been issued. On June 12, 2023, the Hebei Mei Dong Law Firm issued a report to the Company with respect to these issues. In their report, the Hebei Mei Dong Law Firm concluded after conferring with local officials, that the investigation of Mr. Jie conducted by the Baohe District Police Bureau of Hefei City, PRC was completed, that Mr. Jie was never prosecuted and there was no criminal judgment against Mr. Jie as of the date of such report. The Chinese counsel also confirmed that no “Red Notice” was issued for Mr. Jie in the PRC.

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

Nasdaq Listing Deficiencies

On January 5, 2023, the Company received a deficiency notice from Nasdaq informing the Company that its common stock, no par value, failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice from Nasdaq. The Company was provided an initial compliance period of 180 calendar days, or until July 5, 2023, to regain compliance with the minimum bid price requirement.

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

On March 8, 2023, the Company received a notice from Nasdaq stating that the Company no longer complied with Nasdaq’s audit committee requirement under Nasdaq’s Listing Rule 5605 following the resignation of John Levy from the Company’s board of directors and audit committee effective February 23, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or February 23, 2024; or (ii) if the next annual shareholders’ meeting is held before August 22, 2023, then the Company must evidence compliance no later than August 22, 2023. On October 19, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with Listing Rule 5620(a), which requires that the Company hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year, and that the matter is now closed.

On July 7, 2023, the Company received a Notice of Noncompliance Letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The notice also states that the Company had 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. On August 30, 2023, the Company received a formal notification from Nasdaq stating that it has determined to grant the Company an extension until December 27, 2023, to regain compliance with Listing Rule 5620(a), which requires that the Company hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. On October 19, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with Listing Rule 5620(a).

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company no longer complies with Nasdaq’s independent director and audit committee requirements under Nasdaq’s Listing Rule 5605 following the resignation of Mr. Liu from the Company’s board of directors and audit committee effective July 3, 2023. Nasdaq advised the Company that in accordance with Nasdaq’s Listing Rule 5605(c)(4), the Company has a cure period to regain compliance until the earlier of the Company’s next annual shareholders’ meeting or July 3, 2024; or if the next annual shareholders’ meeting is held before January 2, 2024, then the Company must evidence compliance no later than January 2, 2024. In response to this notice, on July 31, 2023, the Company elected Mr. Zhongliang Xie as a Class II independent director to serve until the annual meeting of stockholders for the fiscal year 2023, to fill the vacancy on the Board resulting from the resignation of Mr. Liu. The Board appointed Mr. Xie to serve as Chair of the Audit Committee, a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. On August 30, 2023, the Company received a formal notification from the Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company had regained compliance with the independent director and audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5605(b)(1) and 5605(c)(2) by appointing Mr. Zhongliang Xie to the Company’s board of directors and audit committee on July 31, 2023, and that the matter is now closed.

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq determined that the Company was eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. Such determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On January 3, 2024, the Company received a Staff determination notice from Nasdaq notifying the Company of the Staff’s determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share minimum bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). Pursuant to the Nasdaq letter, unless the Company requested an appeal of the determination notice, trading of the Company’s common stock would be suspended at the opening of business on January 12, 2024. The Company appealed the delisting determination to a Hearings Panel, and hearing is scheduled to be held on March 28, 2024. The Company’s common stock will continue to be listed for trading pending the Hearing Panel’s decision. The Company also effectuated a 1-for-10 reverse stock split of its common stock on February 9, 2024. Beginning on February 12, 2024, the Company's Common Stock trades on The Nasdaq Stock Market on a split adjusted basis.

COVID-19

The outbreak of the COVID-19 virus (“COVID-19”) starting from late January 2020 in the PRC spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic. Given the continually expanding nature of the COVID-19 pandemic in China and U.S., our business, results of operations, and financial condition are still adversely affected. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for us to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2023		2022		Change
	US$	%	US$	%	US$	%

Revenues	961,240	100.0%	1,490,931	100.0%	(529,691)	(35.5)%
Cost of revenues	976,876	101.6%	1,311,137	87.9%	(334,261)	(25.5)%
Gross margin	(1.6)%	N/A	12.1%	N/A	(13.7)%	N/A
Selling expenses	56,075	5.8%	26,848	1.8%	29,227	108.9%
General and administrative expenses	1,145,730	119.2%	3,743,458	251.1%	(2,597,728)	(69.4)%
Impairment loss of Cryptocurrencies	-	-%	13,280	0.9%	(13,280)	(100.0)%
Provision for doubtful accounts, net	6,992	0.7%	-	-	6,992	100.0%
Stock-based compensation	-	-%	82,444	5.5%	(82,444)	(100.0)%
Total costs and expenses	2,185,673	227.4%	5,177,167	347.2%	(2,991,494)	(57.8)%

Revenues

The following tables present summary information by segments for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended December 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$961,240	$-	$961,240
Cost of revenues	$976,876	$-	$976,876
Gross profit	$(15,636)	$-	$(15,636)
Depreciation and amortization	$37,567	$357	$37,924
Total capital expenditures	$589	$-	$589
Gross margin	(1.6)%	-	(1.6)%

	For the Three Months Ended December 31, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$1,255,411	$235,520	$1,490,931
Cost of revenues	$1,311,137	$-	$1,311,137
Gross profit	$(55,726)	$235,520	$179,794
Depreciation and amortization	$76,704	$-	$76,704
Total capital expenditures	$-	$-	$-
Gross margin	(4.4)%	100.0%	12.1%

	% Changes For the Three Months Ended December 31, 2023 and 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(23.4)%	(100.0)%	(35.5)%
Cost of revenues	(25.5)%	-	(25.5)%
Gross profit	(71.9)%	(100.0)%	(108.7)%
Depreciation and amortization	(51.0)%	-	(50.6)%
Total capital expenditures	-%	-	-%
Gross margin	2.8%	-%	(13.7)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	December 31,	December 31,
	2023	2022
PRC	$837,763	$912,611
U.S.	123,477	578,320
Total revenues	$961,240	$1,490,931

Revenues decreased by $529,691, or approximately 35.5%, to $961,240 for the three months ended December 31, 2023 from $1,490,931 for the same period in 2022. The decrease was primarily due to decrease in revenues of our freight logistics services and sales of crypto mining machines. Revenues from our logistics services business decreased by $294,171, or approximately 23.4%, to $961,240 for the three months ended December 31, 2023 from $1,255,411 for the same period in 2022.The Company ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $976,876 for the three months ended December 31, 2023, a decrease of $334,261, or approximately 25.5%, as compared to $1,311,137 for the same period in 2022 as a result of reduced activity in our truck dispatch business. We determined to restrict this business to large customers in order improve profitability.

Our gross margin was (1.6%) and 12.1% for the three months ended December 31, 2023 and 2022, respectively. This decrease in gross margin was mainly due to the cessation of sales of crypto mining equipment and decreased revenue from our freight logistics business. In 2022, we recognized revenue from the sale of crypto mining equipment on a net basis, thus increasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses decreased by $2,991,494 or approximately 57.8% from $5,177,167 for three months ended December 31, 2022 compared to for the same period in 2023. This decrease was mainly due to the decrease in general and administrative expenses, stock-based compensation and impairment loss of cryptocurrencies as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended December 31, 2023, we had $1,145,730 of general and administrative expenses, as compared to $3,743,458 for the same period in 2022, representing a decrease of $2,597,728, or approximately 69.4%. The decrease was mainly due to the decreased professional fees of approximately $1,808,370 which mainly related to legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure raised in the Hindenburg Report and other related matters.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended December 31, 2023, we had $56,075 of selling expenses as compared to $26,848 for the same period in 2022, which represents an increase of $29,227 or approximately 108.9%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for doubtful accounts, net

Our total bad debt expenses amounted to $6,992   and nil for the three months ended December 31, 2023 and 2022, mainly due to the provision for a few uncollectable accounts receivable.

Impairment Loss of Cryptocurrencies

We recorded impairments of nil and $13,280 for the three months ended December 31, 2023 and 2022, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Stock-based compensation was nil for the three months ended December 31, 2023 as compared to $82,444 for the same period in fiscal 2022.

Loss from disposal of subsidiary

On October 24, 2023, the Company dissolved its Ningbo Saimeinuo Web Technology Ltd. subsidiary. Total loss from disposal was approximately $62,384. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

Other Expenses, Net

Other expenses, net was $6,494 for the three months ended December 31, 2023, a decrease of $54,137 or 89.29%, as compared to $60,631 for the same period in fiscal 2022. The decrease was mainly attributable to the decreased interest expense for the convertible debt. There was no interest expense incurred for the three month ended December 2023.

Taxes

We did not record any income tax expense for both the three month periods ended December 31, 2023 and 2022.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three months ended December 31, 2023, approximately $1.2 million of NOL was generated and the tax benefit derived from such NOL was approximately $0.3 million. As of December 31, 2023, the Company’s cumulative NOL in the U.S. amounted to approximately $45 million.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net losses generated in the PRC. During the three months ended December 31, 2023, additional NOL of approximately $0.1 million was generated. As of December 31, 2023, the Company’s cumulative NOL in the PRC amounted to approximately $1.9 million. which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of December 31, 2023. The net increase in valuation for the three months ended December 31, 2023 amounted to approximately $0.3 million, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $1,168,543 for the three months ended December 31, 2023 compared to a net loss of $3,746,867 for the same period in 2022. After the deduction of non-controlling interest, net loss attributable to us was $1,110,729 for the three months ended December 31, 2023 compared to $3,732,496 for the same period in 2022. Comprehensive loss attributable to us was $1,406,245 for the three months ended December 31, 2023 compared to $3,738,793 for the same period in 2022.

Comparison of the Six Months Ended December 31, 2023 and 2022

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2023		2022		Change
	US$	%	US$	%	US$	%

Revenues	1,857,166	100.0%	2,712,135	100.0%	(854,969)	(31.5)%
Cost of revenues	1,979,825	106.6%	2,056,764	75.8%	(76,939)	(3.7)%
Gross margin	(6.6)%	N/A	24.2%	N/A	(30.8)%	N/A
Selling expenses	111,928	6.0%	54,223	2.0%	57,705	106.4%
General and administrative expenses	3,199,883	172.3%	6,723,704	247.9%	(3,523,821)	(52.4)%
Impairment loss of Cryptocurrencies	72,179	3.9%	14,801	0.5%	57,378	387.7%
Provision for doubtful accounts, net	55,610	3.0%	7,153	0.3%	48,457	677.4%
Stock-based compensation	-	-%	329,777	12.2%	(329,777)	(100.0)%
Total costs and expenses	5,419,425	291.8%	9,186,422	338.7%	(3,766,997)	(41.0)%

Revenues

The following tables present summary information by segments for the six months ended December 31, 2023 and 2022:

	For the Six Months Ended December 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$1,857,166	$-	$1,857,166
Cost of revenues	$1,979,825	$-	$1,979,825
Gross profit	$(122,659)	$-	$(122,659)
Depreciation and amortization	$75,338	$713	$76,051
Total capital expenditures	$589	$-	$589
Gross margin	(6.6)%	-	(6.6)%

	For the Six Months Ended December 31, 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$1,979,570	$732,565	$2,712,135
Cost of revenues	$2,056,764	$-	$2,056,764
Gross profit	$(77,194)	$732,565	$655,371
Depreciation and amortization	$155,649	$-	$155,649
Total capital expenditures	$150,966	$-	$150,966
Gross margin	(3.9)%	100.0%	24.2%

	% Changes For the Six Months Ended December 31, 2023 and 2022
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(6.2)%	(100.0)%	(31.5)%
Cost of revenues	(3.7)%	-	(3.7)%
Gross profit	58.9%	(100.0)%	(118.7)%
Depreciation and amortization	(51.6)%	-	(51.1)%
Total capital expenditures	(99.6)%	-	(99.6)%
Gross margin	(2.7)%	-%	(30.8)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Six Months Ended
	December 31,	December 31,
	2023	2022
PRC	$1,538,419	$1,160,821
U.S.	318,747	1,551,314
Total revenues	$1,857,166	$2,712,135

Revenues decreased by $854,969, or approximately 31.5%, to $1,857,166 for the six months ended December 31, 2023 from $2,712,135 for the same period in 2022. The decrease was primarily due to decrease in sales of crypto mining machines and our freight logistics services. Revenues from our logistics services business decreased by $122,404, or approximately 6.2%, to $1,857,166 for the six months ended December 31, 2023 from $1,979,570 for the same period in 2022.The Company ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $1,979,825 for the six months ended December 31, 2023, a decrease of $76,939, or approximately 3.7%, as compared to $2,056,764 for the same period in 2022 as a result of the reduced scope of our truck dispatch business.

Our gross margin was (6.6%) and 24.2% for the six months ended December 31, 2023 and 2022, respectively. This decrease in gross margin was mainly due to decreased revenue from our sale of crypto mining equipment. We recognized this revenue on a net basis, thus increasing the overall margin of our operations.

Operating Costs and Expenses

Operating costs and expenses decreased by$3,766,997 to $5,419,425 in the six months ended December 31, 2023, or approximately 41.1% from $9,186,422 for six months ended December 31, 2022. This decrease was mainly due to the decrease in general and administrative expenses and stock-based compensation as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the six months ended December 31, 2023, we had $3,199,883 of general and administrative expenses, as compared to $6,723,704 for the same period in 2022, representing a decrease of $3,523,821, or approximately 52.4%. The decrease was mainly due to the decreased professional fees of approximately $3,198,149 which were mainly legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure raised in the Hindenburg Report and other related matters.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the six months ended December 31, 2023, we had $111,928 in selling expenses, as compared to $54,223 for the same period in 2022, which represents an increase of $57,705 or approximately 106.4%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for doubtful accounts, net

Our total bad debt expenses amounted to approximately $55,610, mainly due to the bad debt provision of $50,000 due the early termination of a lease agreement in Jericho, New York.

Impairment Loss of Cryptocurrencies

We recorded an impairment of $72,179 for the cryptocurrencies  held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Stock-based compensation was nil for the six months ended December 31, 2023 as compared to $329,777 for the same period in 2022. We made no stock grants in the 2023 period.

Loss from disposal of subsidiary

On October 24, 2023, the Company dissolved its Ningbo Saimeinuo Web Technology Ltd. subsidiary. Total loss from disposal was approximately $62,384. This disposal was not presented as discontinued operations because it did not represent any strategic change of the Company’s operations.

Other Expenses, Net

Other expenses, net was $83,664 for the six months ended December 31, 2023, which mainly consisted of approximately $21,917 of interest expense for our convertible debt, exchange gain or loss of $109,422 and interest income of $44,983, compared to $123,587 of interest expenses for our convertible debt and other operating revenue of $58,945 for the same period in fiscal 2022.

Taxes

We recorded income tax expenses of nil and $103,426 for the six months ended December 31, 2023 and 2022, respectively. See – Taxes above.

Net Loss

As a result of the foregoing, we had a net loss of $3,583,539 for the six months ended December 31, 2023 compared to a net loss of $6,697,193 for the same period in 2022. After the deduction of non-controlling interest, net loss attributable to us was $3,400,914 for the six months ended December 31, 2023 compared to $6,816,848 for the same period in 2022. Comprehensive loss attributable to us was $3,573,448 for the six months ended December 31, 2023 compared to $6,669,146 for the same period in 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $6,154,436 in cash (including cash on hand and cash in bank) and $3,000,000 in restricted cash. The majority of our cash is in banks located in the HK and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2023	2022

Net cash used in operating activities	$(5,887,757)	$(19,762,675)
Net cash provided by (used in) investing activities	$(25,951)	$52,356
Net cash used in financing activities	$(5,403,424)	$-
Net decrease in cash and restricted cash	$(14,317,132)	$(19,710,319)
Cash at the beginning of period	$17,390,156	$55,833,282
Effect of exchange rate fluctuations on cash and restricted cash	$81,412	$(54,089)
Cash and restricted cash at the end of period	$6,154,436	$36,068,874

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2023	2023	Variation	%

Total Current Assets	$6,935,041	$18,192,716	$(14,257,675)	(78.4)%
Total Current Liabilities	$4,615,484	$5,031,769	$(416,285)	(8.3)%
Working Capital	$2,319,557	$13,160,947	$(13,841,390)	(105.2)%
Current Ratio	1.5	3.62	(2.77)	(76.5)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2023, our working capital was $2,319,557 and we had cash and restricted cash of approximately $6,154,436 (including $3,154,436 in cash and $3,000,000 in restricted cash). We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net cash used in operating activities was $5,887,757 for the six months ended December 31, 2023. The operating cash outflow for the six months ended December 31, 2023 was primarily attributable to our net loss of $3,583,539 and our long-term assets deposits of $2,496,197.

Our net cash used in operating activities was $19,762,675 for the six months ended December 31, 2022. The operating cash outflow for the six months ended December 31, 2022 was primarily attributable to our net loss of $6,697,193, deferred revenue of $6,751,135 where we realized revenue from the sale of crypto mining equipment and made a payment of $13,000,000 as a result of the settlement payment to SOSNY, offset by cash inflow consisting of advances to a related party supplier of approximately $6,153,546 which we realized cost for sale of cryptocurrency equipment.

Investing Activities

Net cash provided by investing activities was $25,951 for the six months ended December 31, 2023 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

Net cash provided by investing activities was $52,356 for the six months ended December 31, 2022 due to repayment of a loan receivable of $535,529 by Mr. Wang, a related party and cash inflow of $90,000 from the sale of property and equipment, which was offset in part by the purchase of equipment of $150,966 and advances to Zhejiang Jinbang of $422,207. Zhejiang Jinbang repaid the full amount of the advance in February 2023.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2023 was $5,403,424 due to the repayment of $5,000,000 of convertible notes and accrued interest of $403,424. We did not have any financing activities for the six months ended December 31, 2022.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources.

Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

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

As of December 31, 2023, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

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

In order to remediate the material weaknesses stated above, we have hired external financial advisors and updated certain of our internal controls. We intend to implement additional policies and procedures, which may include:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2021, the Company entered into a Strategic Alliance Agreement with HighSharp (Shenzhen Gaorui) Electronic Technology Co., Ltd. (“HighSharp”) to establish a joint venture for collaborative engineering, technical development and commercialization of a bitcoin mining machine named Thor Miner Inc. (“Thor Minor”) , granting Thor Miner exclusive rights covering design production, intellectual property, branding, marketing and sales. On October 11, 2021, Thor Miner was formed in Delaware and is 51% owned by the Company and 49% owned by HighSharp.

SOS Information Technology New York, Inc. (“SOSNY”), a company incorporated under the laws of State of New York and a wholly owned subsidiary of SOS Ltd., filed a lawsuit in the New York State Supreme Court on December 9, 2022 against the Company’s joint venture, Thor Miner, Inc. (“Thor Miner”), the Company, Lei Cao, Yang Jie, John F. Levy, Tieliang Liu, Tuo Pan, Shi Qiu, Jing Shan, and Heng Wang (together, the “Descendants”). SOSNY and Thor Miner entered into a Purchase and Sale Agreement on January 10, 2022 (the “PSA”) for the purchase of $200,000,000 of crypto mining rigs, which agreement SOSNY claims was breached by the Defendants.

SOSNY and Defendants entered into a certain settlement agreement and general mutual release with an effective date of December 28, 2022, pursuant to which, Thor Miner agreed to pay $13,000,000 to SOSNY (the “Settlement Payment”) in exchange for SOSNY dismissing the lawsuit with prejudice as to the Defendants and without prejudice as to all others. SOSNY dismissed the lawsuit with prejudice against the Company and the individual Defendants upon receipt of the Settlement Payment on December 28, 2022.

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

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, the St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions were investors that entered into a securities purchase agreement with the Company in December 2021 as more fully described below. Each of these plaintiffs asserted causes of action for, among other things, violations of the federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to a securities purchase agreement. The Hexin lawsuit claimed monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claimed monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

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

On January 10, 2023, the St. Hudson lawsuit was consolidated with the Investor Actions and on February 24, 2023, all three consolidated actions were dismissed without prejudice by the court, in furtherance of the parties having reached an agreement in principle to settle their disputes. The Company, Yang Jie, Jing Shan, and the plaintiffs in the three actions entered into a certain settlement agreement and general mutual release with an effective date of March 10, 2023, pursuant to which the Company agreed to pay the plaintiffs $10,525,910.82. The plaintiffs agreed to discharge and forever release the defendants from all claims that were or could have been raised in those actions, as well as dismissal of each of the actions with prejudice. The Company has no role or knowledge as to how the settlement payment will be allocated between and among the plaintiffs. The Company made the settlement payment on March 14, 2023. The plaintiffs agreed to irrevocably forfeit 3,728,807 shares of Common Stock they hold. The cancellation of these shares has been completed. The fair value of the shares was $2,125,420 on March 10, 2023, the settlement amount over the fair value of the cancelled shares was recorded as an other expense in the Company’s consolidated statement of operations.

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

On March 23, 2023, SG Shipping & Risk Solution Inc., an indirect wholly owned subsidiary of our company, entered into an operating income right transfer contract with Goalowen pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization,. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on September 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

February 14, 2024	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

February 14, 2024	By:	/s/ Ying Cao
Ying Cao
Chief Financial Officer