Form 10-Q
period 2024-03-31
Singularity Future Technology Ltd.
filed 2024-05-15
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the Company had 3,503,492 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	March 31,	June 30,
	2024	2023
Assets
Current assets
Cash	$14,672,886	$17,390,156
Restricted cash	3,056,678	-
Cryptocurrencies	-	72,179
Accounts receivable, net	279,456	198,553
Other receivables, net	46,564	76,814
Advances to suppliers - third parties, net	178,718	128,032
Prepaid expenses and other current assets	245,187	252,047
Due from related party, net	-	74,935
Total Current Assets	18,479,489	18,192,716

Property and equipment, net	311,836	426,343
Right-of-use assets, net	198,888	381,982
Other long-term assets - deposits	183,933	236,766
Total Assets	$19,174,146	$19,237,807

Current Liabilities
Deferred revenue	$66,695	$66,531
Accounts payable	641,595	494,329
Accounts payable - related party	63,434	63,434
Lease liabilities - current	260,746	330,861
Taxes payable	3,219,892	3,334,958
Other payable - related party	184,949	104,962
Accrued expenses and other current liabilities	249,141	636,694
Total current liabilities	4,686,452	5,031,769

Lease liabilities - noncurrent	169,917	245,171
Convertible notes	-	5,000,000
Total liabilities	4,856,369	10,276,940

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 3,503,492 and 1,771,553 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	104,192,048	94,332,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(89,927,111)	(85,576,438)
Accumulated other comprehensive income	312,737	90,236
Total Stockholders’ Equity attributable to shareholders of the Company	16,912,636	11,180,808

Non-controlling interest	(2,594,859)	(2,219,941)

Total Equity	14,317,777	8,960,867

Total Liabilities and Equity	$19,174,146	$19,237,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31
	2024	2023	2024	2023

Net revenues	$446,575	$759,905	$2,303,741	$3,472,040
Cost of revenues	(714,054)	(888,040)	(2,693,879)	(2,944,804)
Gross profit (loss)	(267,479)	(128,135)	(390,138)	527,236

Selling expenses	(56,330)	(39,661)	(168,258)	(93,884)
General and administrative expenses	(1,064,336)	(3,496,247)	(4,264,219)	(10,219,951)
Impairment loss of investment	-	(128,370)	-	(128,370)
Impairment loss of cryptocurrencies	-	-	(72,179)	(14,801)
Recovery (provision) for doubtful accounts, net	(10,305)	54,958	(65,915)	47,805
Stock-based compensation	-	-	-	(329,777)
Total operating expenses	(1,130,971)	(3,609,320)	(4,570,571)	(10,738,978)

Operating loss	(1,398,450)	(3,737,455)	(4,960,709)	(10,211,742)

Gain from disposal of subsidiary	338,095	-	400,479	-
Lawsuit settlement expenses	-	(8,400,491)	-	(8,400,491)
Other income (expenses), net	90,927	95,319	7,263	(24,161)

Net loss before provision for income taxes	(969,428)	(12,042,627)	(4,552,967)	(18,636,394)

Income tax expense	-	-	-	(103,426)

Net loss	(969,428)	(12,042,627)	(4,552,967)	(18,739,820)

Net loss attributable to non-controlling interest	(19,669)	(119,860)	(202,294)	(205)

Net loss attributable to shareholders of the Company.	$(949,759)	$(11,922,767)	$(4,350,673)	$(18,739,615)

Comprehensive loss
Net loss	$(969,428)	$(12,042,627)	$(4,552,967)	$(18,739,820)
Other comprehensive income (loss) - foreign currency	168,605	(90,435)	239,287	19,659
Comprehensive loss	(800,823)	(12,133,062)	(4,313,680)	(18,720,161)
Less: Other comprehensive income (loss) attributable to non-controlling interest	90,021	(127,115)	1,694	(45,068)
Comprehensive loss attributable to shareholders of the Company	$(890,844)	$(12,005,947)	$(4,315,374)	$(18,675,093)

Loss per share
Basic and diluted	$(0.32)	$(0.56)	$(2.01)	$(0.88)

Weighted average number of common shares used in computation
Basic and diluted	2,988,668	21,244,333	2,165,120	21,233,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	2,224,433	$96,127,691	$2,334,962	-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	247,333	-	-	-	-	-	247,333
Foreign currency translation	-	-	-	-	-	-	-	153,999	(1,230)	152,769
Net loss	-	-	-	-	-	-	(3,084,352)	-	134,026	(2,950,326)
BALANCE, September 30, 2022	-	-	2,224,433	96,375,024	2,334,962	-	(65,663,944)	199,738	(2,008,094)	31,237,686
Stock based compensation to consultants	-	-	-	82,444	-	-	-	-	-	82,444
Foreign currency translation	-	-	-	-	-	-	-	(6,297)	(36,378)	(42,675)
Net loss	-	-	-	-	-	-	(3,732,496)	-	(14,371)	(3,746,867)
BALANCE, December 31, 2022	-	-	2,224,433	96,457,468	2,334,962	-	(69,396,440)	193,441	(2,058,843)	27,530,588
Cancellation of stock compensation	-	-	(100,000)	-	-	-	-	-	-	-
Cancellation of shares due to settlement	-	-	-	(2,125,420)	-	(372,881)	-	-	-	(2,125,420)
Foreign currency translation	-	-	-	-	-	-	-	(83,180)	(7,255)	(90,435)
Net loss	-	-	-	-	-	-	(11,922,767)	-	(119,860)	(12,042,627)
BALANCE, March 31, 2023	-	-	2,124,433	94,332,048	2,334,962	(372,881)	(81,319,207)	110,261	(2,185,958)	13,272,106

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	-	1,771,553	94,332,048	2,334,962	(20,000)	(85,576,438)	90,236	(2,219,941)	8,960,867
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(20,000)	-	-	20,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	-	1,751,553	94,332,048	2,334,962	-	(87,866,623)	213,217	(2,318,815)	6,694,789
Foreign currency translation	-	-	-	-	-	-	-	(47,723)	(30,514)	(78,237)
Net loss	-	-	-	-	-	-	(1,110,729)	-	(57,814)	(1,168,543)
BALANCE, December 31, 2023	-	-	1,751,553	94,332,048	2,334,962	-	(88,977,352)	165,494	(2,407,143)	5,448,009
Issuance of common stock to private investors	-	-	1,751,939	9,860,000	-	-	-	-	-	9,860,000
Disposal of subsidiaries	-	-	-	-	-	-	-	-	(189,410)	(189,410)
Foreign currency translation	-	-	-	-	-	-	-	147,243	21,363	168,606
Net loss	-	-	-	-	-	-	(949,759)	-	(19,669)	(969,428)
BALANCE, March 31, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(89,927,111)	312,737	(2,594,859)	14,317,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(4,552,967)	$(18,739,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	329,777
Depreciation and amortization	113,972	122,699
Non-cash lease expense	183,575	259,231	*
Provision (recovery) for doubtful accounts, net	65,915	(47,805)
Gain on disposal of ROU	-	(178,408)
Impairment loss of cryptocurrencies	72,179	14,801
Gain on disposal of fixed assets	-	(6,481)
Impairment loss of investment	-	128,370
Investment (gain) loss from unconsolidated subsidiary	(400,479)	34,459
Interest expenses related to convertible notes	21,917	-
Changes in assets and liabilities	-	-
Accounts receivable	(30,075)	(70,173	)*
Other receivables	151,703	102,996	*
Advances to suppliers - third parties	(45,617)	(65,863	)*
Advances to suppliers - related party	-	6,153,546
Prepaid expenses and other current assets	6,861	(89,113)
Other long-term assets - deposits	3,769	(1,058	)*
Deferred revenue	(1,660)	(6,750,100	)*
Refund payable	-	(13,000,000)
Accounts payable	130,577	(60,557	)*
Taxes payable	(121,838)	78,751	*
Lease liabilities	(145,851)	(442,296	)*
Accrued expenses and other current liabilities	13,333	(101,900	)*
Net cash used in operating activities	(4,534,686)	(32,328,944	)*

Investing Activities
Acquisition of property and equipment	(589)	(154,500)
Proceeds from disposal of property and equipment	-	90,000
Loan receivable-related parties	-	587,612
Advance to related parties	-	(444,019)
Repayment from related parties	76,666	671,744	*
Net cash provided by investing activities	76,077	750,837	*

Financing Activities

Proceeds from issuance of common stock	9,860,000	-
Repayment of convertible notes	(5,000,000)	-
Payment of legal settlement to cancel shares	-	(2,125,420)
Payment of accrued interest related to convertible notes	(403,424)	-
Net cash provided by (used in) financing activities	4,456,576	(2,125,420)

Net decrease in cash and restricted cash	(2,033)	(33,703,527	)*

Cash at beginning of period	17,390,156	55,833,282

Effect of exchange rate fluctuations on cash and restricted cash	341,441	(520,054	)*

Cash and restricted cash at end of period	$17,729,564	$21,609,701

Representing:
Cash, end of period	$14,672,886	$21,609,701
Restricted cash, end of period	$3,056,678	$-
Total cash and restricted cash, end of period	$17,729,564	$21,609,701

Non-cash transactions of operating and investing activities	$-	$-

*	Revised.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2024

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is an integrated logistics solution provider that was founded in 2001. On September 18, 2007, the Company merged into Sino-Global Shipping America, Ltd., a Virginia corporation. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its then expanded operations into the digital assets business. Currently, we primarily focus on providing freight logistics services, which include shipping, warehouse services and other logistical support to steel companies.

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new services and product initiatives. Beginning in fiscal 2022, we expanded our services to include warehousing services provided by our U.S. subsidiary, Brilliant Warehouse Service Inc.

We are currently operate through our subsidiaries Trans Pacific Shipping Limited and Ningbo Saimeinuo Web Technology Ltd. in China and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc. in the United States. Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

To date we have not generated any revenues from our entry into the solar panel production and distribution business.

As of March 31, 2024, the Company’s subsidiaries were:

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

Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Unobservable inputs that reflect management’s assumptions based on the best available information.

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

The exchange rates as of March 31, 2024 and June 30, 2023 and for the three and nine months ended March 31, 2024 and 2023 are as follows:

	March 31, 2024	June 30, 2023	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2024 Profit/Loss	2023 Profit/Loss	2024 Profit/Loss	2023 Profit/Loss
RMB:1USD	7.2203	7.2537	7.1735	6.8423	7.2049	6.9321
HKD:1USD	7.8259	7.8366	7.8206	7.8386	7.8199	7.8369

(e) Cash and Restricted Cash

Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, the U.S., Hong Kong and East Africa Djibouti As of March 31, 2024 and June 30, 2023, cash balances of $15,275 and $183,510, respectively, were maintained at financial institutions in the PRC. nil and $74,533 of these balances are not covered by insurance as the deposit insurance system in China only insures each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, March 31, 2024 and June 30, 2023, cash balances of $99,852 and $919,990, respectively, were maintained at U.S. financial institutions. Each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2024 and June 30, 2023, cash balances of $152,447 and $16,285,067, respectively, were maintained at financial institutions in Hong Kong and $50,940 and $16,216,393 of these balances are not covered by insurance. As of March 31, 2024, a cash balance of $14,404,155.28 was maintained in financial institutions in Djibouti which are uninsured. As of March 31, 2024 and June 30, 2023, the amount of Company’s deposits covered by insurance amounted to $216,634 and $647,004, respectively.

Restricted Cash

As of March 31, 2024, our restricted balance was $3.06 million. The restricted was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023 and will mature on November 13,2024 with an annual interest rate of 4.880%. The interest proceeds generated as of March 31,2024 was $0.06 million.

(f) Receivables and Allowance for Credit Losses

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts and for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual receivable balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, the customers’ historical payment history, their current credit-worthiness and current economic trends. Receivables are generally considered past due after 180 days. The Company reserves 25%-50% of the customers balance aged receivable between 181 days to 1 year, 50%-100% of the customers balance over 1 year and 100% of the customers balance over 2 years. Accounts receivable are written off against the allowances only after exhaustive collection efforts. As the Company has focused its development on the shipping management segment, its customer base consists of smaller privately owned companies that we believe will pay more timely than state owned companies.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and nine months ended March 31, 2024 and 2023, no impairments were recorded.

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co. Ltd. in October 2021. As of June 30, 2023, the Company invested $210,000 and recorded a $81,640 investment loss in LSM. The joint venture did not start its operations due to COVID-19. As we could not obtain the financial information of the investee, we determined to provide a full impairment of our equity investment. The Company recorded a $128,360 impairment loss for the year ended June 30, 2023.

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

For the Company’s freight logistics services, the Company provides transportation services which include mainly shipping services. The Company derives transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer are fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. The Company’s revenues are recognized at a point in time after all performance obligations were satisfied.

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

For the three months ended March 31, 2023 and 2024, the Company did not recognize any net sale of cryptocurrency mining equipment.

For the nine months ended March 31, 2023 and 2024, the Company recognized the net sale of cryptocurrency mining equipment of $732,565 and nil, respectively.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $66,695 and $66,531 as of March 31, 2024 and June 30, 2023, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Sale of crypto mining machines	$-	$-	$-	$732,565
Freight logistics services	446,575	759,905	2,303,741	2,739,475
Total	$446,575	$759,905	$2,303,741	$3,472,040

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
PRC	$336,071	$535,037	$1,874,490	$1,695,858
U.S.	110,504	224,868	429,251	1,776,182
Total revenues	$446,575	$759,905	$2,303,741	$3,472,040

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

(l) Taxation

Because the Company and its subsidiaries are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the asset and liability method of accounting for income taxes in accordance with U.S. GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2024 and June 30, 2023.

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

For the three and nine months ended March 31, 2024 and 2023, there was no dilutive effect of potential issuances of shares of common stock of the Company because the Company generated net losses.

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

(o) Stock-based Compensation

The Company accounts for stock-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. The Company records stock-based compensation expense at fair value on the grant date and recognizes the expense over the employee’s requisite service period.

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	March 31,	June 30,
	2024	2023
Beginning balance	$72,179	$90,458
Impairment loss	(72,179)	(18,279)
Ending balance	$-	$72,179

The Company recorded nil and $72,179 impairment loss for the three and nine months ended March 31, 2024, respectively. A $18,279 impairment loss was recorded for the year ended June 30, 2023. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized in the nine months ended March 31, 2024.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31,	June 30,
	2024	2023
Trade accounts receivable	$3,575,442	$3,487,293
Less: allowances for credit losses	(3,295,986)	(3,288,740)
Accounts receivable, net	$279,456	$198,553

Movement of allowance for credit losses are as follows:

	March 31,	June 30,
	2024	2023
Beginning balance	$3,288,740	$3,413,110
Exchange rate effect	7,246	(124,370)
Ending balance	$3,295,986	$3,288,740

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	March 31,	June 30,
	2024	2023
Advances to customers*	$7,049,292	$7,060,456
Employee business advances	8,338	10,570
Total	7,057,630	7,071,026
Less: allowances for credit losses	(7,011,066)	(6,994,212)
Other receivables, net	$46,564	$76,814

*

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. (“Goalowen”) pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen . Such contract was signed and payment was made by the Company’s former COO, Jing Shan, without the  authorization of the board of directors of the Company.. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000.

Movement of allowance for doubtful accounts are as follows:

	March 31,	June 30,
	2024	2023
Beginning balance	$6,994,212	$3,942,258
Increase	-	3,000,000
Exchange rate effect	16,854	51,954
Ending balance	$7,011,066	$6,994,212

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers - third parties are as follows:

	March 31,	June 30,
	2024	2023
Freight fees (1)	$478,718	$428,032
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$178,718	$128,032

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from July 1, 2021 to March 31, 2024. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year ended June 30, 2023 and for the nine months ended March 31, 2024.

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2024	2023
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	233,258	240,118
Total	$245,187	$252,047

Note 8. OTHER LONG-TERM ASSETS - DEPOSITS, NET

The Company’s other long-term assets - deposits are as follows:

	March 31,	June 30,
	2024	2023
Rental and utilities deposits	$192,128	$244,923
Less: allowances for deposits	(8,195)	(8,157)
Other long-term assets- deposits, net	$183,933	$236,766

On October 19, 2023, New Energy Tech Limited, a wholly owned subsidiary of the Company deposited $2,500,000 with Faith Group Company in connection with their agreement to provide consulting services with respect to the Company’s new Solar EPC project and for solar panel and associated equipment marketing services. The entire deposit of $2,500,000 was returned to Singularity on March 28, 2024 upon the execution of a termination agreement.

Movements of allowance for deposits are as follows:

	March 31,	June 30,
	2024	2023
Beginning balance	$8,157	$8,832
Exchange rate effect	38	(675)
Ending balance	$8,195	$8,157

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	March 31	June 30,
	2024	2023
Motor vehicles	$542,904	$542,904
Computer equipment	82,565	113,097
Office equipment	62,800	67,699
Furniture and fixtures	533,767	533,634
System software	103,514	103,038
Leasehold improvements	59,030	766,294
Mining equipment	922,438	922,438

Total	2,307,018	3,049,104

Less: Impairment reserve	(1,223,981)	(1,233,521)
Less: Accumulated depreciation and amortization	(771,201)	(1,389,240)

Property and equipment, net	$311,836	$426,343

Depreciation and amortization expenses for the three months ended March 31, 2024 and 2023 were $37,921 and $42,569, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2024 and 2023 were $113,972 and $122,699, respectively. No impairment loss was recorded for the three and nine months ended March 31, 2024 and 2023.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	June 30,
	2024	2023
Salary and reimbursement payable	$98,249	$117,648
Professional fees and other expense payable	101,512	97,563
Interest payable	4,872	386,378
Others	44,508	35,105
Total	$249,141	$636,694

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

For the three and nine months ended March 31, 2024, interest expenses related to the aforementioned notes amounted to nil and $21,917, respectively. For the three and nine months ended March 31, 2023, interest expenses related to the aforementioned notes amounted to $61,345 and $184,932, respectively.

On August 8, 2023, upon the unanimous consent of the board of directors of the Company, the Company prepaid the outstanding $5,000,000 balance of the 2022 Notes, along with the accrued interest of $403,424. The Company was not subject to any prepayment penalties.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of March 31, 2024, ROU assets and lease liabilities amounted to $198,888 and $430,663 (including $260,746 from the current portion of lease liabilities and $169,917 the noncurrent portion of lease liabilities), respectively and the weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.63 years.

For the three months ended March 31, 2024 and 2023, rent expense amounted to approximately $138,692 and $264,000, respectively. For the nine months ended March 31, 2024 and 2023, rent expense amounted to approximately $434,480 and $411,000, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending March 31,	Operating Lease Amount
2025	$290,350
2026	143,588
2027	38,268
Total lease payments	472,206
Less: Interest	41,543
Present value of lease liabilities	$430,663

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

On February 9, 2024, the Company effectuated a 1-for-10 reverse stock split of its common stock. The reverse stock split was intended to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing of the common stock on the NASDAQ Stock Market. The reverse stock split did not affect the number of total authorized shares of common stock of the Company.

As a result, all common stock share amounts included in this filing have been retroactively reduced by a factor of ten, and all common stock per share amounts have been increased by a factor of ten. Amounts affected include common stock outstanding, including those that have resulted from the stock options, and warrants exercisable for common stock.

Stock issuances:

On September 17, 2020, the Company entered into a certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 72,000 shares of the Company’s common stock and warrants to purchase 72,000 shares of common stock at a per share purchase price of $14.6 for a unit of shares of common stock and one warrant. The net proceeds to the Company from the offering was approximately $1.05 million. The warrants became exercisable on March 16, 2021 at an exercise price of $18.25 per share. The warrants may be exercised on a cashless basis if at any time after March 16, 2021, there is no effective registration statement registering the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $43.8 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 6,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On November 2 and November 3, 2020, the Company issued an aggregate of 86,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), each share convertible into one share of common stock of the Company, upon the terms and subject to the limitations and considerations set forth in the Certificate of Designation of the Series A Preferred Stock, and warrants to purchase up to 103,200 shares of common stock. The purchase price for each share of Series A Preferred Stock and accompanying warrants was $16.6. The net proceeds to the Company from this offering was approximately $1.43 million, not including any proceeds that may be received upon cash exercise of the warrants. The warrants became exercisable six (6) months following the date of issuance at an exercise price of $19.9 per share. The warrants may also be exercised on a cashless basis if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering the resale of the warrant shares. The warrants will expire five and a half (5.5) years from the date of issuance. The warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the closing price of the common stock equals or exceeds $59.7 for twenty (20) consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 6,000 shares of common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In February 2021, the shareholders at the Company’s annual meeting of shareholders approved the preferred shareholders’ right to convert the Series A Preferred Stock into 86,000 shares of common stock. As of June 30, 2022, the shares of Series A Preferred Stock were fully converted to common stock on a one-for-one basis.

On December 8, 2020, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors in a registered direct offering an aggregate of 156,000 shares of the common stock at a purchase price of $31.0 per share, and warrants to purchase up to an aggregate of 117,000 shares of common stock of the Company at an exercise price of $31.0 per share, for aggregate gross proceeds to the Company of $4,836,000.

On January 27, 2021, the Company entered into a securities purchase agreement with certain non-U.S. investors pursuant to which the Company sold to the investors an aggregate of 108,696 shares of common stock and warrants to purchase 543,478 shares of common stock of the Company. The net proceeds to the Company from this offering was approximately $4.0 million. The purchase price for each share of common stock and five warrants was $36.8, and the exercise price per warrant is $50.0. The warrants became exercisable at any time during the period beginning July 27, 2021 and ending on or prior on January 27, 2026; provided, however, that the value of the total number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock will equal or exceed $0.3 billion for a three consecutive month period prior to an exercise.

On February 6, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors an aggregate of 199,850 shares of the common stock of the Company at a purchase price of $68.05 per share in a registered direct offering, The Company also sold to the investors warrants to purchase up to an aggregate of 199,850 shares of common stock at an exercise price of $68.05 per share. The warrants are exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. Net proceeds to the Company from this offering was approximately $12.4 million. The Company redeemed 121,500 warrants on January 6, 2022.

On February 9, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold to the investors an aggregate of 365,500 shares of the common stock of the Company at a purchase price of $78.0 per share and warrants to purchase up to an aggregate of 365,500 shares of common stock at an exercise price of $78.0 per share in a registered direct offering. The warrants were exercisable upon issuance and expire five and a half (5.5) years from the date of issuance. Net proceeds to the Company from the sale of the shares and the warrants was approximately $26.1 million.

On December 14, 2021, the Company entered into a securities purchase agreement with certain non-U.S. investors and accredited investors pursuant to which the Company sold to the investors an aggregate of 322,881 shares of common stock, no par value, and warrants to purchase 484,321 shares of common stock. The purchase price for each share of common stock and one and a half warrants was $32.6, and the exercise price per warrant is $40.0. The Company received net proceeds of $1,052,582. In connection with the issuance, the Company issued 50,000 shares to a consultant for assisting the Company in finding potential investors. The warrants are exercisable during the period June 14, 2022 to December 13, 2026 provided, however, that the total value of the number of the Company’s issued and outstanding shares of common stock, multiplied by the NASDAQ official closing bid price of the common stock shall equal or exceed $150,000,000 for a three consecutive month period prior to an exercise.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from the issuance of common stock.

As of January 7, 2022, Company repurchased an aggregate of 397,400 warrants pursuant to warrant purchase agreements with certain warrant holders .These warrants had been sold in three transactions that closed on March 14, 2018, February 10, 2021 and February 11, 2021 on identical terms. The purchase price for each warrant was $20.00.

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell an aggregate of 1,700,000 shares of its Common Stock and 1,700,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $6.07 per share, at an aggregate price of US$9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 1,700,000 shares of its common stock to the investors. The company received US$9,860,000 but subsequently returned the funds to the investors because the 1,700,000 warrants, issuable as part of the transaction, could not be issued timely due to certain outstanding warrant terms. The investors returned the funds to the Company on January 4, 2024 after the warrant terms were finalized. On January 26, 2024, the Company entered into an amendment to the subscription agreement which provides, among other things, that Nasdaq’s authorization must be obtained for the issuance of the securities under the subscription agreement and the Company stockholders’ approval shall be obtained before the 1,700,000 warrants are issued to the investors. Nasdaq has authorized the issuance of the Common Stock and the conditional issuance of the warrants. As of the date of this report, the issuance of the warrants is still awaiting approval from the Company’s stockholders.

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2024

	Warrants	Weighted Average Exercise Price
Warrants outstanding, as of June 30, 2023	1,208,849	$43.3
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of March 31, 2024	1,208,849	$43.3
Warrants exercisable, as of March 31, 2024	1,208,849	$43.3

Total Warrants Issued	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants - 292,200	18,100	$18.3	1.41 years
2021 warrants - 1,593,149	1,190,749	$49.4	2.31 years

Stock-based compensation:

During the three months ended March 31, 2024 and 2023, the Company did not recognize any stock-based compensation expense. During the nine months ended March 31, 2024 and 2023, nill and $329,777 were recorded as stock-based compensation expense, respectively.

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31	June 30,
	2024	2023
Trans Pacific Shanghai	$(1,539,140)	$(1,522,971)
Thor Miner	-	(814,005)
Brilliant Warehouse	(1,055,719)	117,035
Total	$(2,594,859)	$(2,219,941)

Thor Miner, 51% owned subsidiary was dissolved on February 19, 2024.

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

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen . Such contract was signed and payment was made by the Company’s former COO, Jing Shan, without the authorization of the board of directors of the Company.. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million.

Lawsuits in connection with 2021 securities purchase agreement

On September 23, 2022, Hexin Global Limited and Viner Total Investments Fund filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “Hexin lawsuit”). On December 5, 2022, St. Hudson Group LLC, Imperii Strategies LLC, Isyled Technology Limited, and Hsqynm Family Inc. filed a lawsuit against the Company and other defendants in the United States District Court for the Southern District of New York (the “St. Hudson lawsuit,” and together with the Hexin lawsuit, the “Investor Actions”). The plaintiffs in the Investor Actions were investors that entered into a securities purchase agreement (“Securities Purchase Agreement”) with the Company in late 2021. Each of these plaintiffs assertedcauses of action for, among other things, violations of the federal securities laws, breach of fiduciary duty, fraudulent inducement, breach of contract, conversion, and unjust enrichment, and seeks monetary damages and specific performance to remove legends from certain securities sold pursuant to the Securities Purchase Agreement. The Hexin lawsuit claimed monetary damages of “at least $6 million,” plus interest, costs, fees, and attorneys’ fees. The St. Hudson lawsuit claimed monetary damages of “at least $4.4 million,” plus interest, costs, fees, and attorneys’ fees.

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

Government Investigations

Following a publication issued by Hindenburg Research dated May 5, 2022, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the SEC. The Company is cooperating with the government regarding these matters. At this stage, the Company is not able to estimate the outcome or duration of the government investigations.

Note 16. INCOME TAXES

The Company’s income tax expenses for three and nine months ended March 31, 2024 and 2023 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2024	2023	2024	2023
Current
U.S.	$-	$-	$-	$103,426
PRC	-	-	-	-
Total income tax expenses	-	-	-	103,426

The Company’s deferred tax assets are comprised of the following:

	March 31, 2024	June 30, 2023
Allowance for doubtful accounts
U.S.	$1,241,000	$1,241,000
PRC	1,660,000	1,655,000

Net operating loss
U.S.	9,720,000	8,775,000
PRC	1,511,000	1,425,000
Total deferred tax assets	14,132,000	13,096,000
Valuation allowance	(14,132,000)	(13,096,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operating losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three and nine months ended March 31, 2024, approximately $1.2 million and $4.5 million of NOL was generated and the tax benefit derived from such NOL was approximately $252,000 and $945,000 As of March 31, 2024, the Company’s cumulative NOL amounted to approximately $46.2 million, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net losses. During the three and nine months ended March 31, 2024, additional NOL of approximately $0.1 million and $0.3 million was generated. As of March 31, 2024, the Company’s cumulative NOL which will expire by 2026, amounted to approximately $2.0 million, which may reduce future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of March 31, 2024. The net increase in valuation for the three and nine months ended March 31, 2024 amounted to approximately $0.3 million and $1.0 million, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2024	2023
VAT tax payable	$1,034,647	$1,016,529
Corporate income tax payable	2,134,845	2,261,131
Others	50,400	57,298
Total	$3,219,892	$3,334,958

Note 17. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2024, one customer accounted for 75.2% of the Company’s gross revenues.

For the three months ended March 31, 2023, one customer accounted for approximately 70.5% of the Company’s gross revenues, respectively.

For the nine months ended March 31, 2024, one customer accounted for 73.8% of the Company’s gross revenues. As of March 31, 2024, two customers accounted for 70.0% and 19.4% of the Company’s accounts receivable, net.

For the nine months ended March 31, 2023, two customers accounted for 17.3% and 71.5% of the Company’s gross revenues.  As of March 31, 2023, three customers accounted for 10.8%, 15.6% and 40.4% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended March 31, 2024, two suppliers accounted for approximately 21.3% and 16.7% of the total gross purchases.

For the three months ended March 31, 2023, three suppliers accounted for approximately 55.1%, 21.1% and 18.7% of the total gross purchases.

For the nine months ended March 31, 2024, two suppliers accounted for approximately 22.1% and 17.9% of the total gross purchases.

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

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the nine months ended March 31, 2024, the Company operated in one segment, freight logistics services, which had operations in both the United States and PRC. For the nine months ended March 31, 2024, the Company did not sell crypto-mining machines.

The following tables present summary information by segment for the three and nine months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$446,575	$-	$446,575
Cost of revenues	$714,054	$-	$714,054
Gross profit	$(267,479)	$-	$(267,479)
Depreciation and amortization	$37,564	$357	$37,921
Total capital expenditures	$-	$-	$-
Gross margin%	(59.9)%	-	(59.9)%

	For the Three Months Ended March 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$759,905	$-	$759,905
Cost of revenues	$888,040	$-	$888,040
Gross profit	$(128,135)	$-	$(128,135)
Depreciation and amortization	$42,569	$-	$42,569
Total capital expenditures	$3,534	$-	$3,534
Gross margin%	(16.9)%	-	(16.9)%

	For the Nine Months Ended March 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$2,303,741	$-	$2,303,741
Cost of revenues	$2,693,879	$-	$2,693,879
Gross profit	$(390,138)	$-	$(390,138)
Depreciation and amortization	$112,902	$1,070	$113,972
Total capital expenditures	$589	$-	$589
Gross margin%	(16.9)%	-	(16.9)%

	For the Nine Months Ended March 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$2,739,475	$732,565	$3,472,040
Cost of revenues	$2,944,804	$-	$2,944,804
Gross profit	$(205,329)	$732,565	$527,236
Depreciation and amortization	$101,970	$20,729	$122,699
Total capital expenditures	$154,500	$-	$154,500
Gross margin%	(7.5)%	100.0%	15.2%

Total assets as of:

	March 31,	June 30,
	2024	2023
Freight Logistic Services	$19,174,146	$19,075,202
Sale of crypto mining machines	-	162,605
Total Assets	$19,174,146	$19,237,807

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
PRC	$336,071	$535,037	$1,874,490	$1,695,858
U.S.	110,504	224,868	429,251	1,776,182
Total revenues	$446,575	$759,905	$2,303,741	$3,472,040

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of March 31, 2024 and June 30, 2023, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2024	2023
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$385,447	$458,607
Shanghai Baoyin Industrial Co., Ltd (2)	1,072,956	1,068,014
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao	-	13,166
Less: allowance for doubtful accounts	(2,131,827)	(2,138,276)
Total	$-	$74,935

(1)	As of March 31, 2024 and June 30, 2023, the Company advanced $385,447 and $458,607 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowances of $385,447 and $383,672 for the balance of the receivable as of March 31, 2024 and June 30, 2023. The amount of the allowance changed as a result of changes in exchange rates.

(2)	As of March 31, 2024 and June 30, 2023, the Company advanced $1,072,956 and $1,068,014 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of March 31, 2024 and June 30, 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of March 31, 2024 and June 30, 2023.

Accounts payable - related parties

As of June 30, 2023 and March 31, 2024, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Other payable - related party

As of March 31, 2024 and June 30, 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $26,166 and $104,962. These payments were made on behalf of the Company for the daily business operational activities.

As of March 31, 2024 and June 30, 2023, the Company had accounts payable to $158,783 and nil to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Note 20. SUBSEQUENT EVENTS

Warrants issuance

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell an aggregate of 1,700,000 shares of its Common Stock and 1,700,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $6.07 per share, at an aggregate price of US$9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 1,700,000 shares of its common stock to the investors. The company received US$9,860,000 but subsequently returned the funds to the investors because the 1,700,000 warrants, issuable as part of the transaction, could not be issued timely due to certain outstanding warrant terms. The investors returned the funds to the Company on January 4, 2024 after the warrant terms were finalized. On January 26, 2024, the Company entered into an amendment to the subscription agreement which provides, among other things, that Nasdaq’s authorization must be obtained for the issuance of the securities under the subscription agreement and the Company stockholders’ approval shall be obtained before the 1,700,000 warrants are issued to the investors. Nasdaq has authorized the issuance of the Common Stock and the conditional issuance of the warrants. As of the date of this report, the issuance of the warrants is still awaiting approval from the Company’s stockholders.

Legal case with Zhikang Huang

In January, 2024, Zhikang Huang, a former employee of the Company filed a lawsuit against the Company in the Circuit Court for the City of Richmond, Virginia. Zhikang Huang served as the Chief Operating Officer of the Company from January 1, 2019 to December 31, 2023.  In the complaint, Zhikang Zhang alleges claims that the Company failed to pay his salary of $12,500 per month for the months of November and December 2023, a severance payment of $300,000 and an incentive-based bonus.

The dissolution of a subsidiary

On April 17, 2024, the Company dissolved its subsidiary, Blumargo IT Solution Ltd.

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

For the three months ended March 31, 2024, we were engaged in providing freight logistics services, which were operated by our subsidiaries in the United States and PRC. For the three months ended March 31, 2024, the Company did not sell crypto-mining machines.

We have not generated any revenues to date with respect to our entry into the solar panel production and distribution business.

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

Nasdaq Listing Deficiencies

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

On January 3, 2024, the Company received a Staff determination notice from Nasdaq notifying the Company of the Staff’s determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share minimum bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). Pursuant to the Nasdaq letter, unless the Company requested an appeal of the determination notice, trading of the Company’s common stock would be suspended at the opening of business on January 12, 2024. The Company appealed the delisting determination to a Hearings Panel and effectuated a 1-for-10 reverse stock split of its common stock on February 9, 2024. Beginning on February 12, 2024, the Company’s Common Stock trades on the Nasdaq Capital Market on a split adjusted basis. On March 12, 2024, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with bid price requirement required for continued listing on the Nasdaq Capital Market as set forth in Listing Rule 5550(a)(2).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023		Change
	US$	%	US$	%	US$	%

Revenues	446,575	100.0%	759,905	100.0%	(313,330)	(41.2)%
Cost of revenues	714,054	159.9%	888,040	116.9%	(173,986)	(19.6)%
Gross margin	(59.9)%	N/A	(16.9)%	N/A	(43.0)%	N/A
Selling expenses	56,330	12.6%	39,661	5.2%	16,669	42.0%
General and administrative expenses	1,064,336	238.3%	3,496,247	460.1%	(2,431,911)	(69.6)%
Provision (Recovery) for doubtful accounts, net	10,305	2.3%	(54,958)	(7.2)%	65,263	(118.8)%
Impairment loss of investment	-	-%	128,370	16.9%	(128,370)	(100)%
Total costs and expenses	1,845,025	413.2%	4,497,360	591.8%	(2,652,335)	(59.0)%

Revenues

The following tables present summary information by segments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$446,575	$-	$446,575
Cost of revenues	$714,054	$-	$714,054
Gross profit	$(267,479)	$-	$(267,479)
Depreciation and amortization	$37,564	$357	$37,921
Total capital expenditures	$-	$-	$-
Gross margin%	(59.9)%	-	(59.9)%

	For the Three Months Ended March 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$759,905	$-	$759,905
Cost of revenues	$888,040	$-	$888,040
Gross profit	$(128,135)	$-	$(128,135)
Depreciation and amortization	$42,569	$-	$42,569
Total capital expenditures	$3,534	$-	$3,534
Gross margin	(16.9)%	-	(16.9)%

	% Changes For the Three Months Ended March 31, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(41.2)%	-	(41.2)%
Cost of revenues	(19.6)%	-	(19.6)%
Gross profit	108.7%	-	108.7%
Depreciation and amortization	(11.8)%	-	(11.8)%
Total capital expenditures	(100.0)%	-	(100.0)%
Gross margin	(43.0)%	-	(43.0)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
PRC	$336,071	$535,037
U.S.	$110,504	$224,868
Total revenues	$446,575	$759,905

Revenues decreased by $313,330, or approximately 41.2%, to $446,575 for the three months ended March 31, 2024 from $759,905 for the same period in 2023, mainly attributable to the decrease in revenues of our freight logistics services. The Company ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consist of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $714,054 for the three months ended March 31, 2024, a decrease of $173,986, or approximately 19.6%, as compared to $888,040 for the same period in 2023 as a result of reduced activity in our truck dispatch business. We determined to restrict this business to large customers in order improve profitability.

Our gross margin was negative 59.9% and negative 16.9% for the three months ended March 31, 2024 and 2023, respectively. This decrease in gross margin was mainly due to decreased revenue from our freight logistics business.

Operating Costs and Expenses

Operating costs and expenses decreased by $2,652,335 or approximately 59.0% from $4,497,360 for three months ended March 31, 2024 compared to for the same period in 2023. This decrease was mainly due to the decrease in general and administrative expenses and impairment loss of investment as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended March 31, 2024, we had $1,064,336 of general and administrative expenses, as compared to $3,496,247 for the same period in fiscal 2023, representing a decrease of $2,431,911, or approximately 69.6%. The decrease was mainly due to the decreased professional fees of $1,915,992 which mainly related to legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure raised in the Hindenburg Report and other related matters incurred in the same period of last year.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended March 31, 2024, we had $56,330 of selling expenses as compared to $39,661 for the same period in 2023, which represents an increase of $16,669 or approximately 42.0%. The increase was mainly due to an increase in salaries as we added to employees and incurred increased marketing expenses for the freight logistics segment for our sales team.

Recovery (provision) for doubtful accounts, net

Our total bad debt expenses provision amounted to $10,305 for a few uncollectable accounts receivable for the three months ended March 31, 2024, as compared to $54,958 of recovery for doubtful accounts receivable from related parties for the same period in 2023.

Gain from disposal of subsidiary

On February 19, 2024, we dissolved Thor Miner Inc. The total gain from the disposal was $322,240. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

Other income, net

Other income, net was $90,927 for the three months ended March 31, 2024, which mainly consisted of interest income of $100,859 as compared to $95,319 for the same period in fiscal 2023, which mainly consisted of the gain on disposal of right of use assets of $178,408 and interest expense of $61,345.

Taxes

We did not record any income tax expense for the three month periods ended March 31, 2024 and 2023.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $41.7 million as of June 30, 2023, which may reduce future federal taxable income. During the three months ended March 31, 2024, approximately $1.2 million of NOL was generated and the tax benefit derived from such NOL was approximately $252,000 . As of March 31, 2024, the Company’s cumulative NOL in the U.S. amounted to approximately $46.2 million.

The Company’s operations in China incurred a cumulative NOL of approximately $1.7 million as of June 30, 2023 which was mainly from net losses generated in the PRC. During the three months ended March 31, 2024, additional NOL of approximately $0.1 million was generated. As of March 31, 2024, the Company’s cumulative NOL in the PRC, which may reduce future taxable income, amounted to approximately $2.0 million, which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of March 31, 2024. The net increase in valuation for the three months ended March 31, 2024 amounted to approximately $0.3 million, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $969,428 for the three months ended March 31, 2024 compared to a net loss of $12,042,627 for the same period in fiscal 2023. After the deduction of non-controlling interest, net loss attributable to us was $949,759 for the three months ended March 31, 2024 compared to $11,922,767 for the same period in 2023. Comprehensive loss attributable to us was $890,844 for the three months ended March 31, 2024 compared to $12,005,947 for the same period in fiscal 2023.

Comparison of the Nine Months Ended March 31, 2024 and 2023

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2024		2023		Change
	US$	%	US$	%	US$	%

Revenues	2,303,741	100%	3,472,040	100.0%	(1,168,299)	(33.6)%
Cost of revenues	2,693,879	116.9%	2,944,804	84.8%	(250,925)	(8.5)%
Gross margin	(16.9)%	N/A	15.2%	N/A	(32.1)%	N/A
Selling expenses	168,258	7.3%	93,884	2.7%	74,374	79.2%
General and administrative expenses	4,264,219	185.1%	10,219,951	294.4%	(5,955,732)	(58.3)%
Impairment loss of Cryptocurrencies	72,179	3.1%	14,801	0.4%	57,378	387.7%
Provision for (recovery of ) doubtful accounts, net	65,915	2.9%	(47,805)	(1.4)%	113,720	(237.9)%
Impairment loss of investment	-	-	128,370	3.7%	(128,370)	(100)%
Stock-based compensation	-	-	329,777	9.5%	(329,777)	(100)%
Total costs and expenses	7,264,450	315.3%	13,683,782	394.1%	(6,419,332)	(46.9)%

Revenues

The following tables present summary information by segments for the Nine Months ended March 31, 2024 and 2023:

	For the Nine Months Ended March 31, 2024
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$2,303,741	$-	$2,303,741
Cost of revenues	$2,693,879	$-	$2,693,879
Gross profit	$(390,138)	$-	$(390,138)
Depreciation and amortization	$112,902	$1,070	$113,972
Total capital expenditures	$589	$-	$589
Gross margin	(16.9)%	-	(16.9)%

	For the Nine Months Ended March 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$2,739,475	$732,565	$3,472,040
Cost of revenues	$2,944,804	$-	$2,944,804
Gross profit	$(205,329)	$732,565	$527,236
Depreciation and amortization	$101,970	$20,729	$122,699
Total capital expenditures	$154,500	$-	$154,500
Gross margin	(7.5)%	100%	15.2%

	% Changes For the Nine Months Ended March 31, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(15.9)%	(100.0)%	(33.6)%
Cost of revenues	(8.5)%	-	(8.5)%
Gross profit	90.0%	(100.0)%	(174.0)%
Depreciation and amortization	10.7%	(94.8)%	(7.1)%
Total capital expenditures	(99.6)%	-	(99.6)%
Gross margin	(9.4)%	(100.0)%	(32.1)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Nine Months Ended
	March 31,	March 31,
	2024	2023
PRC	$1,874,490	$1,695,858
U.S.	$429,251	$1,776,182
Total revenues	$2,303,741	$3,472,040

Revenues decreased by $1,168,299, or approximately 33.6%, to $2,303,741 for the nine months ended March 31, 2024 from $3,472,040 for the same period in 2023. The decrease was primarily due to the decrease in sales of crypto mining machines and the decline in revenues of our freight logistics services. Revenues from our logistics services business decreased by $435,734, or approximately 15.9%, to $2,303,741 for the nine months ended March 31, 2024 from $2,739,475 for the same period in 2023.The Company ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $2,693,879 for the nine months ended March 31, 2024, a decrease of $250,925, or approximately 8.5%, as compared to $2,944,804 for the same period in 2023 as a result of the reduced scope of our truck dispatch business.

Our gross margin was negative 16.9% and 15.2% for the nine months ended March 31, 2024 and 2023, respectively.

Operating Costs and Expenses

Operating costs and expenses decreased by $6,419,332 to $7,264,450 in the nine months ended March 31, 2024, or approximately 46.9% from $13,683,782 for nine months ended March 31, 2023. This decrease was mainly due to the decrease in general and administrative expenses, impairment loss of investments and stock-based compensation as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the nine months ended March 31, 2024, we had $4,264,219 of general and administrative expenses, as compared to $10,219,951 for the same period in 2023, representing a decrease of $5,955,732, or approximately 58.3%. The decrease was mainly due to the decreased professional fees of $4,376,095 which were mainly legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure raised in the Hindenburg Report and other related matters in the same period of last year..

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the nine months ended March 31, 2024, we had $111,928 in selling expenses, as compared to $54,223 for the same period in 2023, which represents an increase of $57,705 or approximately 106.4%.The increase was mainly due to an increase in salaries as we added to the headcount and incurred additional marketing expenses for the freight logistics segment.

Recovery (provision) for doubtful accounts, net

Our total bad debt expenses amounted to approximately $65,915 , mainly due to the bad debt provision of $50,000 due the early termination of a lease agreement in Jericho, New York, as compared to $47,805 of recovery for doubtful accounts receivable from related parties for the same period in 2023.

Impairment Loss of Cryptocurrencies

We recorded an impairment of $72,179 and $14,801 for the nine months ended March 31, 2024 and 2023, respectively, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Stock-based compensation was nil for the nine months ended March 31, 2024 as compared to $329,777 for the same period in 2023.

Gain from disposal of subsidiaries

On October 24, 2023 and February 19, 2024, the Company dissolved its Ningbo Saimeinuo Web Technology Ltd. and Thor Miner Inc. subsidiaries, respectively. Total gain from disposal was approximately $400,479. These disposals were not presented as discontinued operations because it did not represent any strategic change of the Company’s operations.

Other Income(Expenses), Net

Other income, net was $7,263 for the nine months ended March 31, 2024, which mainly consisted of interest income of $145,842 and exchange loss of $119,467, as compared to other expense of $24,161 for the same period in fiscal 2023, which mainly consisted of the gain on disposal of right of use assets of $178,408 and interest expense of $184,932.

Taxes

We recorded income tax expenses of nil and $103,426 for the nine months ended March 31, 2024 and 2023, respectively. See - Taxes above.

Net Loss

As a result of the foregoing, we had a net loss of $4,552,967 for the nine months ended March 31, 2024 compared to a net loss of $18,739,820 for the same period in 2023. After the deduction of non-controlling interest, net loss attributable to us was $4,350,673 for the nine months ended March 31, 2024 compared to $18,739,615 for the same period in 2023. Comprehensive loss attributable to us was $4,315,374 for the nine months ended March 31, 2024 compared to $18,675,093 for the same period in 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $14,672,886 in cash (including cash on hand and cash in bank) and $3,056,678 in restricted cash. Our cash position improved in the quarter ended March 31, 2024 due to the receipt of $9.8 million from the year-end private placement. The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(4,534,686)	$(32,328,944)
Net cash provided by investing activities	$76,077	$750,837
Net cash provided by (used in) financing activities	$4,456,576	$(2,125,420)
Net decrease in cash and restricted cash	$(2,033)	$(33,703,527)
Cash at the beginning of period	$17,390,156	$55,833,282
Effect of exchange rate fluctuations on cash and restricted cash	$341,441	$(520,054)
Cash and restricted cash at the end of period	$17,729,564	$21,609,701

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2023	2023	Variation	%

Total Current Assets	$18,479,489	$18,192,716	$286,773	1.6%
Total Current Liabilities	$4,686,452	$5,031,769	$(345,317)	(6.9)%
Working Capital	$13,793,037	$13,160,947	$632,090	4.8%
Current Ratio	3.94	3.62	0.32	8.8%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2024, our working capital was $13,793,037 and we had cash and restricted cash of approximately $17,729,564 (including $14,672,886 in cash and $3,056,678 in restricted cash). We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net cash used in operating activities was $4.5 million for the nine months ended March 31, 2024. The operating cash outflow for the nine months ended March 31, 2024 was primarily attributable to our net loss of $4.6 million.

Our net cash used in operating activities was approximately $32.3 million for the nine months ended March 31, 2023. The operating cash outflow for the nine months ended March 31, 2023 was primarily attributable to our net loss of approximately $18.7 million which included a $8.4 million lawsuit settlement. Our cash outflow also included deferred revenue of approximately $6.8 million where we realized revenue from the sale of crypto mining equipment and decrease in refund payable of $13.0 million as a result of the settlement payment to SOSNY, offset by cash inflow consisting of advance to a related party supplier of approximately $6.2 million which we realized as the cost for the sale of cryptocurrency equipment.

Investing Activities

Net cash provided by investing activities was $0.1 million for the nine months ended March 31, 2024 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

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

Financing Activities

Net cash provided by financing activities for the Nine Months ended March 31, 2024 was $4.5 million due to proceeds from issuance of common stock of 9.9 million and the repayment of $5 million of convertible notes and accrued interest of $0.4 million.

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

As of March 31, 2024, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;

●	Lack of full time U.S. GAAP personnel in the accounting department to monitor and reconcile the recording of the transactions which led to error in revenue recognition in previously issued financial statements;

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements;

●	Lack of proper procedures to maintain supporting documents for accounting records; and

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.

In order to remediate the material weaknesses stated above, we have hired external financial advisors and updated certain of our internal controls. We intend to implement additional policies and procedures, which include:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January, 2024, Zhikang Huang, a former employee of the Company filed a lawsuit against the Company in the Circuit Court for the City of Richmond, Virginia. Zhikang Huang served as the Chief Operating Officer of the Company from January 1, 2019 to December 31, 2023.  In the complaint, Zhikang Zhang alleges claims that the Company failed to pay him the salary of $12,500 per month for the month of November and December 2023, a severance payment of $300,000 and tan incentive-based bonus.

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

For a discussion of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to the legal proceedings disclosed in our 2023 Form 10-K.

Item 1A. Risk Factors

We are making an effort to enter into the solar panel manufacturing and sales business and have limited experience in this business and may not succeed in our efforts.

We have recently made efforts to enter into the solar panel manufacturing and sales business. Any new operations are subject to all of the risks inherent in connection with the formation of any new business. This business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully identify opportunities on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that we will not lose our entire investment.

Other than the foregoing, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on September 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Exhibit
10.1	Subscription Agreement dated November 15, 2023
10.2	Amendment to Subscription Agreement dated January 26, 2024
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

May 15, 2024	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

May 15, 2024	By:	/s/ Ying Cao
Ying Cao
Chief Financial Officer