Form 10-K
period 2024-06-30
Singularity Future Technology Ltd.
filed 2024-10-15
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s fiscal 2024, was approximately $17,447,390.16.

The number of shares of common stock outstanding as of October 15, 2024 was 3,503,492.

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

iii

PART I

Item 1. Business.

Overview

We are a global logistics integrated solution provider that was founded in the United States in 2001. On September 18, 2007, the Company merged into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. On January 3, 2022, the Company changed its corporate name to Singularity Future Technology Ltd. to reflect its expanded operations into the digital assets business. Currently, we primarily focus on providing freight logistics services, which mainly include shipping, warehouse services and other logistical support to steel companies.

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

We are currently engaged in providing freight logistics services including warehouse services, which are operated by our subsidiaries Trans Pacific Shipping Limited in China and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc in the United States. Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

As a holding company with no material operations, conduct substantially all of our operations through subsidiaries established in the United States, the People’s Republic of China (the “PRC” or “China”) and Hong Kong. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather equity interests solely in Singularity, our Virginia holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States.

The diagram below shows our corporate structure as of the date of this report.

*	Unless otherwise indicated in the diagram, all the subsidiaries of the Company are wholly owned.

As of June 30, 2024, the Company’s subsidiaries were as follows:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services
	●	No material operations

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19, 2021
	●	Primarily engaged in warehouse house related services

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	●	A New York corporation	100% owned by SG Shipping & Risk Solution Inc
	●	Incorporated on December 23, 2021
	●	No material operations

New Energy Tech Limited (“New Energy”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity (Shenzhen) Technology Ltd.	●	A Mainland China corporation	100% owned by the Company
(“SGS Shenzhen”)	●	Incorporated on September 4, 2023
	●	No material operations

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

Because some of our operations are located in the PRC through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the U.S, or Chinese or U.S regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

Please see “Risk Factors” beginning on page 15 of this annual report for additional information.

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

Recent Developments

We are currently exploring new business opportunities while continuing to provide freight logistics services. On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited, . (“New Energy”) in New York for to engage in the commodity trading business . In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the commodity trading business. The parties also plan to expand into the sale of solar panels

The Company decided to develop the solar panel business based on its insight into the broad prospects of new energy. In the decision-making process, the needs of environmental protection and market potential were fully considered. This new solar panel business complements our existing businesses and will expand the company’s sustainable development.

Special Committee Investigation

As previously disclosed, on May 6, 2022, the Board of Directors of the Company (the “Board”) formed a special committee (the “Special Committee”) to investigate claims of alleged fraud, misrepresentation, and inadequate disclosure related to the Company and certain of its management personnel raised in a report, published by Hindenburg Research on May 4, 2022 (the “Hindenburg Report”). On February 23, 2023, the Board approved the dissolution of the Special Committee upon conclusion of the committee’s investigation. On July 3, 2023, the Company entered into settlement and release agreement with Mr. Yang Jie, the Company’s former CEO, which fully resolved his claims against the Company.

Executive Changes

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

On July 31, 2024, Mr. Haotian Song resigned from his position as a vice president of the Company and as a director of the Board.

On August 6, 2024, the Company appointed Ms. Jia Yang as a vice president of the Company and as a director of the Board to fill the vacancy resulting from Mr. Haotian Song’s resignation.

Litigation

On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between February 2021 and November 2022, filed a putative class action against the Company and other defendants in the United States District Court for the Eastern District of New York (“EDNY”), alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings (the “SGLY Securities Class Action”). The plaintiff seeks damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss on November 20, 2023, which is fully-briefed and awaiting the Court’s determination. As this action is still in the early stage, the Company cannot predict the outcome.

On July 13, 2023, SG Shipping & Risk Solution Inc. (“SG Shipping”), an indirect wholly owned subsidiary of the Company, filed a complaint against Jing Shan, its former chief operating officer, accusing her of the unauthorized wire transfer of $3 million to Goalowen (the “Conversion Lawsuit”). On March 23, 2023, Jing Shan allegedly signed, without Board’s due authorization, an operating income right transfer contract with Goalowen Inc., pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Ms. Shan alleged made the unauthorized wire transfer of $3 million to Goalowen on May 5, 2023. This lawsuit is filed with the EDNY. Ms. Shan moved to dismiss the case on March 19, 2024 and the decision is currently pending with the court. Fact discovery is currently underway. The Company remains committed to pursuing its claims and seeks damages.

On August 23, 2023, Jing Shan commenced a lawsuit against the Company in the Richmond City Circuit Court of Virginia for unpaid salaries and indemnification of her litigation costs defending herself in the SGLY Securities Class Action and the Conversion Lawsuit. The court entered an order on May 3, 2024, granted Jing Shan’s request for payment of withheld wages through the time of her termination, plus liquidated damages, and litigation costs in prosecuting the withheld wages. The court denied Jing Shan’s motion for expenses incurred in other ligation, deferring those issues to resolution by trial. The Company has paid the past due wages and statutory liquidated damages. Jing Shan filed a motion for rule to show cause on July 29, 2024, demanding payment of attorney’s fees of $36,523.21, plus sanctions by the court for the Company’s failure to comply with the court’s order of payment.

On October 23, 2023, the Company filed a complaint against its former CFO, Tuo Pan, accusing her of conversion due to her alleged involvement in two unauthorized transfers from the Company, amounting to $219,000 and $7,920, respectively. The Company decided not to pursue this matter any further and withdrew the complaint.

On January 18, 2024, John Levy, a former board member of the Company, filed a claim in the EDNY for reimbursement and advancement of reasonable legal fees, costs, and expenses incurred in connection with defending the action Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, in which John Levy was named as an individual defendant. On a letter dated August 6, 2024, John Levy notified the court that it would move for default judgement. The Company does not intend to defend its position.

In February 2024, Zhikang Huang, a former employee of the Company filed a lawsuit against the Company in the Richmond City Circuit Court of Virginia. In the complaint, Zhikang Huang alleges claims that the Company failed to compensate him for the severance payment of $300,000 contemplated in Section 6.3 of the Employee Agreement, his two months’ salary of $25,000 for the months of November and December 2023 and the incentive-based bonus to which he is entitled pursuant to paragraph 4.2 of the Employee Agreement. A hearing on plaintiff’s motion to compel discovery was scheduled on August 26, 2024. The Company intends to defend its position.

Government Investigations

Following the publication of the Hindenburg Report, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York and the United States Securities and Exchange Commission (the “SEC”). The Company cooperated with these governmental authorities regarding these matters. The Company is not able to estimate the outcome or duration of the government investigations. As of the date of this report, the Company has not received any updates.

On February 28, 2023 , the audit committee of the Company, after discussion with the management of the Company, and in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2021 (the “2021 Form 10-K”) should no longer be relied upon as a result of incorrect accounting treatment of approximately $4.6 million of related party loan receivable. The audit committee also concluded that the financial statements for the quarters ended September 30, 2021 and December 31, 2021 included in the Company’s Quarterly Reports on Form 10-Q (the “2021 Form 10-Qs,” collectively with the 2021 Form 10-K, the “Affected Reports”), filed with the SEC on November 12, 2021 and February 14, 2022, respectively, should no longer be relied upon as a result of incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and six months ended December 31, 2021. The Company corrected the errors referenced above in an amendment to (1) the 2021 Form 10-K (the “Amended Form 10-K”) and (2) each of the 2021 Form 10-Qs (the “Amended Form 10-Qs,” collectively with the Amended Form 10-K, the “Restatements”).

On June 17, 2024, the Company received a subpoena from the SEC requesting the production of certain documents related to an investigation by the SEC regarding the Restatements (the “Investigation”). Because the Investigation is at an early stage, the Company cannot predict its outcome, duration, or any potential consequences at this time. The SEC has not advised the Company that it has concluded any legal violation has occurred, but any Investigation potentially could result in government enforcement actions and, to civil and/or criminal sanctions under relevant laws. The Company intends to cooperate with the SEC with respect to the Investigation.

Nasdaq Listing Deficiencies

On July 7, 2023, the Company received an Notice of Noncompliance Letter (the “Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). The Letter also states that the Company has 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts the Plan, it can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until December 27, 2023, to regain compliance. The Company complied with the Nasdaq requirement that the Plan be submitted no later than August 21, 2023. On October 19, 2023, the Company received a formal notification from the Nasdaq confirming that the Company had regained compliance with Listing Rule 5620(a), and that the matter is now closed.

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

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. On January 3, 2024, the Company received a notification from Nasdaq, notifying the Company of the determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). On March 12, 2024, the Company received a formal notification from Nasdaq confirming that the Company had regained compliance with bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2).

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

Later, we expanded our business to include freight logistics services to provide import security filing services with the U.S. Customs and Department of Homeland Security, on behalf of importers who ship goods into the U.S. and also provided inland transportation services to these importers in the U.S. We also expanded into container trucking services as new business sectors to provide related transportation logistics services to customers in the U.S. and in China. We shift our focus back to the shipping agency business around 2019.

In 2021, the Company set up a joint venture in Texas, Brilliant Warehouse Service Inc., to support its freight logistics services in the U.S., and a new subsidiary, Gorgeous Trading Ltd., which mainly engages in smart warehouse and related business in Texas.

On December 31, 2021, the Company terminated its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited. The Company dissolved the VIE structure, Sino-China and its subsidiary Sino-Global Shipping LA, Inc.

From 2021 to 2022, the Company engaged in cryptocurrency mining in China for a brief period of time but ceased such business in 2022 due to restrictions and bans on crypto mining operations in China. Thor Miner Inc., a Delaware subsidiary of the Company that engaged in technical development and commercialization of a bitcoin mining machine, was dissolved on February 14, 2024. The Company does not plan to pursue bitcoin mining business at this moment.

The following subsidiaries or joint ventures have no operations as of the date of this report: LSM Trading Ltd., Singularity (Shenzhen) Technology Ltd., Phi Electric Motor, Inc. in New York, SG Shipping & Risk Solution Inc., in New York and SG Link LLC in New York.

Our subsidiary, Ningbo Saimeinuo Web Technology Ltd., which primarily engaged in transportation management and freight logistics services, including overseas shipping, was dissolved on October 24, 2023. Our subsidiary, Blumargo IT Solution Ltd., was dissolved on April 17, 2024.

On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited. (“New Energy”) in New York to engage in the commodity trading business . In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the commodity trading business. The parties also plan to expand into the sale of solar panels.

Our Strategy

Our strategy is to:

●	Provide better solutions for issues and challenges faced by the entire shipping and freight logistics chain to better serve our customers and explore additional growth avenues.

●	Diversify our current service offerings organically or through acquisitions and/or strategic alliance; continue to grow our business in the U.S. market;

●	Continue to streamline our business practice, optimize our cost structure and improve our operating efficiency through effective planning, budgeting, execution and cost control and strengthening our IT infrastructure;

●	Continue to reduce our dependency on our legacy business and few key customers;

●	Continue to monetize our relationships with our strategic partners and leverage their support and our innovation to expand our business;

Continue to explore cutting-edge technologies in new energy, such as the development of high-efficiency solar panel materials and innovative waste recycling processes, and actively acquire small new energy companies with potential to rapidly expand our business footprint;

Use vivid cases and data to showcase the company’s outstanding achievements in the field of new energy and attract public attention, and organize new energy science activities to enhance brand reputation and social responsibility; and

Develop customized sales plans for different customer groups and cooperate with financial institutions to launch new energy project financing services to reduce customer costs and promote sales growth.

Our Goals and Strategic Plan

By leveraging our extensive business relationships, technical ability and in-depth knowledge of the shipping industry, our goal is to further strengthen our position as a leading global logistics solution provider who offers innovative resolutions to better address complex issues in different aspects in the entire shipping and freight logistics chain.

Meanwhile, we plan to build a solar energy production facility in the United States. The Company actively seeks cooperation with multiple parties. It plans to jointly develop new energy technologies with scientific research institutions to enhance its strength, to cooperate with solar energy companies to establish recycling channels, to join hands with environmental protection organizations to promote concepts, and to cooperate with the government to participate in projects and obtain support.

Our Customers

Our main customers for the fiscal years ended June 30, 2024 and 2023 are Chongqing Iron & Steel Ltd. and SOSNY. For the years ended June 30, 2024 and 2023, Chongqing Iron & Steel Ltd. accounted for 77.2% and 52.7% of the Company’s revenues, respectively. For the years ended June 30, 2024 and 2023, SOSNY accounted for nil and 16.1% of the Company’s gross revenue.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of our total purchases, respectively. For the year ended June 30, 2023, two suppliers accounted for approximately 19.6% and 19.5% of our total purchases, respectively.

Our Strengths

We believe that the following strengths differentiate us from our competitors:

●	Proven industry experience and problem-solving reputation. We are a non-asset based global shipping and freight logistics solution provider. We provide tailored solutions and value-added services to our customers to drive effectiveness and control in related aspects throughout the entire shipping and freight logistic chain. We believe that our years of successful track record of applying integrated solutions to complex issues in the global shipping logistics business gives us a competitive advantage in attracting large clients and helps us maintain strong long terms business relationship with them.

●	A competent professional team. Most of our employees have marine business experience, and many of our managers/chief operators served in other large Chinese shipping companies prior to joining us. With these professionals and experienced staff, we believe that we provide the best services to our customers at competitive prices.

●	Extensive network and positive industry recognition. Doing business in China often requires a strong business network and support of key strategic partners. The Company served as one of the executive directors of China Association of Shipping Agencies & Non-Vessel-Operating Common Carriers (CASA), the authoritative industry association in China. We are the only non-state-owned enterprise represented on the CASA board guiding the development of the industry. Our good reputation and industry recognition enables us to maintain strong relationships with our business partners and have an extensive network of contacts throughout the industry, which helps us gain necessary support to execute our business plans.

●	Lean organization and a flexible business model. Although we are a small business with limited resources, we have a cohesive and effective organizational structure with the goal of maximizing customer value while minimizing waste. Our unique flexible business model allows us to quickly respond to changing market demand and offer our customers innovative problem-solving solutions, quality customer service, and competitive prices to achieve greater market acceptance and gain additional market share.

●	U.S.-registered and NASDAQ-listed public company. We believe our status as a U.S. corporation gives us more credibility among existing and potential customers, suppliers, and other business partners than a privately owned company would have in our industry. Our ability to raise capital through the capital market or use our common stock as “currency” to facility potential merger and acquisition transactions can also help us carry out or accelerate our growth strategies.

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

In terms of the new Solar Panel Business, the United States has a developed steel industry and has a certain demand for scrap steel. On the one hand, domestic steel production in the United States consumes scrap steel, especially when iron ore prices fluctuate, steel mills may increase the use of scrap steel to reduce costs; on the other hand, the demand for steel in the manufacturing industry and other industries in the United States also indirectly drives the demand for scrap steel. For example, the construction industry and the automobile manufacturing industry are all large consumers of steel, and the development of these industries will increase the demand for scrap steel.

It is estimated that North America has installed more than 80 GW of solar power, a figure that could grow to more than 400 GW by 2030. Bloomberg News estimates that about 26,000 tons of photovoltaic panels were wasted in 2020, and as photovoltaic panels reach the end of their life in the 2030s, the amount of waste will grow to millions of tons. The solar recycling business market is a rapidly emerging but still developing field. As the global solar industry booms, a large number of photovoltaic modules will reach the end of their life and face retirement in the next few years. This brings both environmental challenges and huge market opportunities.

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

Employees

As of the date of this Report, we have 15 full-time employees, 10 of whom are based in China and 5 are based in the United States. Of the total full-time employees, 6 are in management, 6 are in operations, 4 are in finance and accounting related and 1 are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Intellectual Property

As of the date of this Report, we do not have any registered patents, copyrights, or trademarks. We have seven registered domain names, including our corporate website https://www.singularity.us/.

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

As discussed in “Item 1. Business - Recent Developments,” we are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. In addition to this, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The defense of these actions may be both time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the monetary amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to securities class action litigation, which is expensive, could divert our management’s attention, harm our reputation, and leave us liable for substantial damages. For example, as discussed in “Item 1. Business - Recent Developments,” on December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between February 2021 and November 2022, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the United States District Court for the Eastern District of New York, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. The plaintiff seeks unspecified damages, plus interest, costs, fees, and attorneys’ fees. As this action is still in the early stage, the Company cannot predict the outcome, and certain of our officers in the U.S. District Court for the Eastern District of New York.

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

For the years ended June 30, 2023 and 2024, one customer, Chongqing Iron & Steel Ltd., accounted for 77.2%and 52.7% of our revenues, respectively. There can be no assurance that our major customer will continue to purchase our services in the same amount that it has in the past. The loss of our major customer or a material reduction in sales to a major customer could have a material adverse effect on our sales and results of operations. Additionally, given the high concentration of our customer base, a default by or a significant reduction in future transactions with our major customer could materially reduce our revenues, profitability, liquidity and growth prospects.

We depend on a limited number of suppliers who are able to exert a high degree of influence over us and the loss of our major suppliers could adversely impact our business.

For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of our total purchases, respectively. For the year ended June 30, 2023, two suppliers accounted for approximately 19.6% and 19.5% of our total purchases, respectively. There can be no assurance that our major suppliers will continue to supply us with the materials or services required to operate our business in the same amount that they have in the past. The loss of our major suppliers or a material reduction in the materials or services they provide to us could have a material adverse effect on our business and results of operations.

Additionally, due to the unpredictable nature of COVID-19 regulations in China, our suppliers based in China may be affected by COVID-19 related issues such as shutdowns and delays. This may cause us to become unable to fulfill our customer orders on a timely basis, which may cause us to cancel orders and provide refunds, as demonstrated in our settlement with SOSNY.

Our growth depends in part on the success of our relationships with third parties, including our solar partners.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting and retaining new and existing solar partners. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

We and our potential solar partners depend on a limited number of suppliers of solar panels, and other system components to adequately meet anticipated demand for our solar panel offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

We and our potential solar partners purchase solar panels, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages, bottlenecks, and price changes. If we or our potential solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

The acquisition of a supplier by one of our competitors could also limit our access to such components and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

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

As discussed in “Item 9.A Controls and Procedures - Disclosure Controls and Procedures,” under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing evaluation, our Chief Operating Officer concluded that the Company’s disclosure controls and procedures were not effective due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses for the year ended and as of June 30, 2024:

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

On July 7, 2023, the Company received a notification from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rules due to its failure to timely hold an annual meeting of shareholders for the fiscal year ended June 30, 2022, which is required to be held within twelve months of the Company’s fiscal year end under Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G). On October 19, 2023, the Company received a formal notification from the Nasdaq confirming that the Company had regained compliance with Listing Rule 5620(a), and that the matter is now closed.

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

On July 13, 2023, the Company received a notice from Nasdaq stating that the Company failed to regain compliance with respect to the minimum $1 bid price per share requirement under Nasdaq Listing Rules during the 180 calendar days given by Nasdaq for the Company to regain compliance, which ended on July 5, 2023. However, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance. On January 3, 2024, the Company received a notification from Nasdaq, notifying the Company of the determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). On March 12, 2024, the Company received a formal notification from Nasdaq confirming that the Company had regained compliance with bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2).

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

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement on Form S-3, filed with the SEC on September 9, 2024 and other filings we file with the SEC from time to time.

Item 1B. Unresolved Staff Comments.

The Company does not have any unresolved or outstanding staff comments.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established cybersecurity risk assessment procedures to ensure effectiveness in cybersecurity management, strategy and governance and reporting cybersecurity risks. The process is in alignment with our strategic objectives and risk appetite.

We strive to manage cybersecurity risks and protect sensitive information through various means, such as technical safeguards, procedural requirements, close monitoring on our corporate network. We may engage assessors, consultants, auditors, or other third parties to enhance our cyber security risk management processes. Any cybersecurity incidents are closely monitored for their potential impact on our business strategy, operations, and financial condition.

As of the date of this annual report, we have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Governance

The Board oversees the Company’s cybersecurity risks management and reviews management reports on material cybersecurity risks and issues on an as-needed basis. The chief executive officer (the “CEO”) and the chief financial officer (the “CFO”) are responsible for discussing material cybersecurity incidents or threats with specific constituencies before sign-off, ensuring thorough review of information and disclosures. The CEO and CFO are also responsible for assessing, identifying and managing material risks from cybersecurity threats to our company and monitoring the prevention, detection, mitigation and remediation of material cybersecurity incident, maintaining oversight of the disclosure in the periodic reports (including our annual reports on Form 10-K) of the Company.

Item 2. Properties.

We currently rent two facilities. Our PRC headquarters is in Shanghai and our U.S. headquarters is in New York. We have closed the two facilities in Texas when the leases expired earlier this year.

Office	Address	Rental Term	Space
New York, USA	98 Cutter Mill Rd Suite 322 Great Neck, New York 11021	Expires 07/31/2026	3,033 ft2

Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 12/31/2024	3,078 ft2

Texas, USA	6161 Savoy Dr, Suite 1040 Houston, Texas 77036	Expired 06/30/2024	954 ft2

Texas, USA	12733 Stafford Road, Suite 400 Stafford, Texas 77477	Expired 07/31/2024	46,463 ft2

Item 3. Legal Proceedings.

See “Item 1. Business - Recent Developments” for a description of legal proceedings the Company is currently involved in, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol SGLY.

Holders of Our Common Stock

As of September 12, 2024, there were 26 holders of record of our common stock. This number does not include stockholders who hold their shares of common stock in street name.

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

Overview

We previously focused on providing customized freight logistics services, but starting in 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new service and product initiatives. In the fiscal years 2023 and 2024, while we continued to provide our freight logistics business, we expanded our services to include warehousing services provided by our US subsidiary Brilliant Warehouse Service Inc. On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. During 2022, we engaged in purchases and sales of cryptocurrency mining machines through our U.S. subsidiaries.

For the fiscal year ended June 30, 2024, we were engaged in providing freight logistics services including warehouse services, which were operated by our subsidiaries Trans Pacific Shipping Limited and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc in the United States, . Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery. For the fiscal year ended June 30, 2024, the Company did not sell crypto-mining machines.

We have not generated any revenues to date with respect to our entry into the solar panel production and distribution business.

Recent Developments

Reverse Stock Split

On February 9, 2024, the Company effectuated a 1-for-10 reverse stock split of its common stock. Beginning on February 12, 2024, the Company’s common stock trades on The Nasdaq Stock Market on a split adjusted basis. Upon effectiveness of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Instead, any fractional shares that would have resulted from the split was rounded up to the next whole number. Trading in the common stock continues on the Nasdaq Stock Market under the symbol “SGLY”. The new CUSIP number for the common stock following the reverse stock split is 82935V 307. The reverse stock split was intended to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing of the common stock on the NASDAQ Stock Market. The reverse stock split did not affect the number of total authorized shares of common stock of the Company.

Nasdaq Listing Deficiencies

On January 3, 2024, the Company received a Staff determination notice from Nasdaq notifying the Company of the Staff’s determination to delist the Company’s securities from Nasdaq because of the Company’s failure to regain compliance with the $1 per share minimum bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). Pursuant to the Nasdaq letter, unless the Company requested an appeal of the determination notice, trading of the Company’s common stock would be suspended at the opening of business on January 12, 2024. The Company appealed the delisting determination to a Hearings Panel, and hearing was scheduled to be held on March 28, 2024. The Company’s common stock would continue to be listed for trading pending the Hearing Panel’s decision. As discussed in “Prospectus Summary - Recent Developments – Reverse Stock Split,” the Company effectuated a 1-for-10 reverse stock split of its common stock on February 9, 2024. Beginning on February 12, 2024, the Company’s Common Stock trades on The Nasdaq Stock Market on a split adjusted basis.

On March 12, 2024, the Company received a formal notification from the Nasdaq Stock Market LLC confirming that the Company had regained compliance with bid price requirement required for continued listing on the Nasdaq as set forth in Listing Rule 5550(a)(2). Consequently, the scheduled hearing before the Hearings Panel on March 28, 2024 had been cancelled.

Receipt of SEC Subpoena

As previously disclosed, on February 28, 2023 , the audit committee of the Company, after discussion with the management of the Company, and in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2021 (the “2021 Form 10-K”) should no longer be relied upon as a result of incorrect accounting treatment of approximately $4.6 million of related party loan receivable. The audit committee also concluded that the financial statements for the quarters ended September 30, 2021 and December 31, 2021 included in the Company’s Quarterly Reports on Form 10-Q (the “2021 Form 10-Qs,” collectively with the 2021 Form 10-K, the “Affected Reports”), filed with the SEC on November 12, 2021 and February 14, 2022, respectively, should no longer be relied upon as a result of incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and six months ended December 31, 2021. The Company corrected the errors referenced above in an amendment to (1) the 2021 Form 10-K (the “Amended Form 10-K”) and (2) each of the 2021 Form 10-Qs (the “Amended Form 10-Qs,” collectively with the Amended Form 10-K, the “Restatements”).

On June 17, 2024, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to an investigation by the SEC regarding the Restatements (the “Investigation”). Because the Investigation is at an early stage, the Company cannot predict its outcome, duration, or any potential consequences at this time. The SEC has not advised the Company that it has concluded any legal violation has occurred, but any Investigation potentially could result in government enforcement actions and, to civil and/or criminal sanctions under relevant laws. The Company intends to cooperate with the SEC with respect to the Investigation.

Entry into Joint Venture

On August 22, 2024, New Energy Tech Ltd., (“New Energy”) a New York corporation and wholly owned subsidiary of the Company, entered into a certain joint venture agreement (the “JV Agreement”) with Market One Service Corp., a corporation organized under the laws of Wyoming, (“Market One”). Pursuant to the JV Agreement, among other things and subject to the terms and conditions contained therein, New Energy and Market One agreed to establish a limited company under the laws of Ohio, SG Campbells Creek Commodities (the “JV”), to engage in the business of commodity trading .. The parties also plan to expand into the sale of solar panels.

Impact of COVID-19

The outbreak of the COVID-19 virus (“COVID-19”) starting from late January 2020 in the PRC spread rapidly to many parts of the world. In March 2020, the World Health Organization declared COVID-19 as a pandemic.

In early December 2022, the Chinese government eased its strict control measures for COVID-19, which led to a surge in increased infections and disruptions in our business operations. In 2023, our China operation continued to suffer from the impact of COVID-19, although to a lesser extent. The impact of any future impact of COVID-19 on the Company’s China operational results will depend on, to a large extent, on the duration and resurgence of COVID-19 variants and the actions taken by government authorities to contain COVID-19 or treat its impact, almost all of which are beyond our control.

The impact of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

*	Our customers have been negatively impacted by the pandemic, which reduced their demand for freight logistics services. As a result, our revenue for the year ended June 30, 2022 was down by approximately $1.2 million, or 22.6% and our freight revenue declined slightly in the ear ended June 30, 2023.

*	Due to travel restrictions between US and China, our new business development for existing segments or new ventures has been slowed down.

*	Our sales of crypto mining machines were materially adversely affected by COVID-19. Specifically, Crypto mining machine manufacturers were impacted by the constrained supply of the semiconductors used in the production of the highly specialized crypto mining machines. COVID-related issues exacerbated port congestion and intermittent supplier shutdowns and delays, resulted in delayed shipments and additional expenses to expedite delivery. As a result, we were unable to fulfil our customer orders on a timely basis, resulting in the cancellation of orders and the partial refund of purchases, as evident from the SOSNY settlement.

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

Results of Operations

Comparison of the Years Ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended June 30,
	2024		2023		Change
	US $	%	US $	%	US $	%
Revenues	3,136,681	100.0%	4,538,723	100.0%	(1,402,042)	(30.9)%
Cost of revenues	3,614,947	115.2%	3,990,654	87.9%	(375,707)	(9.4)%
Gross margin	(15.2)%	N/A	12.1%	N/A	(27.3)%	N/A
Selling expenses	252,278	8.0%	232,569	5.1%	19,709	8.5%
General and administrative expenses	5,031,852	160.4%	11,572,888	255.0%	(6,541,036)	(56.5)%
Impairment loss of investment	-	-	128,369	2.8	(128,369)	(100.0)%
Impairment loss of Cryptocurrencies	72,179	2.3%	18,279	0.4%	53,900	294.9%
Impairment loss of fixed assets and right of use asset	-	-	33,469	0.7%	(33,469)	(100.0)%
Provision for doubtful accounts, net of recovery	87,629	2.8%	2,827,511	62.3%	(2,739,882)	(96.9)%
Stock-based compensation	-	-	329,778	7.3%	(329,778)	(100.0)%
Total costs and expenses	9,058,885	288.8%	19,133,517	421.6%	(10,074,632)	(52.7)%

Revenues

Revenues decreased by $1,402,042, or approximately 30.9%, to $ 3,136,681 for the year ended June 30, 2024 from $4,538,723 for the year ended June 30, 2023. The decrease was primarily due to decreased revenue from our sale of crypto mining equipment and the decline in revenues of our freight logistics services. Revenues from our logistics services business decreased by $669,477, or approximately 17.6%, to $3,136,681 for the year ended June 30, 2024 from $3,806,158 for the year ended June 30, 2023.The Company ceased to sell crypto-mining equipment since January 1, 2023.

The following tables present summary information by segments for the years ended June 30, 2024 and 2023:

	For the Year Ended June 30, 2024
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues*	$3,136,681	$-	$3,136,681
Cost of revenues	$3,614,947	$-	$3,614,947
Gross profit	$(478,266)	$-	$(478,266)
Depreciation and amortization	$131,125	$1,070	$132,195
Total capital expenditures	$(589)	$-	$(589)
Gross margin	(15.2)%	-	(15.2)%

	For the Year Ended June 30, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$3,806,158	$732,565	$4,538,723
Cost of revenues	$3,990,654	$-	$3,990,654
Gross profit	$(184,496)	$732,565	$548,069
Depreciation and amortization	$163,635	$713	$164,348
Total capital expenditures	$(38,440)	$2,852	$(35,588)
Gross margin	(4.8)%	100%	12.1%

	% Changes For the Years Ended June 30, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(17.6)%	(100.0)%	(30.9)%
Cost of revenues	(9.4)%	N/A %	(9.4)%
Gross profit	159.2%	(100.0)%	(187.3)%
Depreciation and amortization	(19.9)%	50.1%	(19.6)%
Total capital expenditures	(98.5)%	(100.0)%	(98.3)%
Gross margin	(10.4)%	(100.0)%	(27.3)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2024	2023
PRC	2,686,303	2,529,449
U.S.	450,378	2,009,274
Total revenues	$3,136,681	$4,538,723

Revenues

Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services were $3,136,681 for the year ended June 30, 2024, a decrease of $669,477, or approximately 17.6%, as compared to $3,806,158 for the year ended June 30, 2023. The decrease in shipping revenue of approximately $826,331 from our U.S. subsidiary, Brilliant Warehouse was due to the decline of business volume, offset in part to an increase of revenue from our PRC operation of approximately $156,854 was due to increase several new customers.

Sales of Crypto Mining Machines

On January 10, 2022, Thor Miner entered into a purchase and sale agreement with SOSNY, a wholly owned subsidiary of SOS Ltd. Pursuant to the agreement, Thor Miner agreed to sell to SOSNY certain cryptocurrency mining hardware and other equipment. The total purchase price was $200,000,000 and the purchase was expected to be completed under separate purchase orders. We recognized the sales of cryptocurrency mining equipment based on a net basis as the manufacturer of the products was responsible for shipping and custom clearing for the products. The net revenue amounted to $732,565 for the years ended June 30, 2023. We ceased to sell crypto-mining equipment since January 1, 2023.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $3,614,947 for the year ended June 30, 2024, a decrease of $375,707, or approximately 9.4%, as compared to $3,990,654 for the year ended June 30, 2023 as a result of reduced activity in our truck dispatch business. We determined to restrict this business to large customers in order improve profitability.

Our gross margin was (15.2%) and 12.1% for the years ended June 30, 2024 and 2023, respectively. This decrease in gross margin was mainly due to decreased revenue from our freight logistics business and ceased to sell crypto-mining equipment since January 1, 2023.

Operating Costs and Expenses

Operating costs and expenses decreased by $10,074,632 or approximately 52.7% from $9,058,885 for the year ended June 30, 2024 compared to $19,133,517 for the year ended June 30, 2023. This decrease was mainly due to the decrease in general and administrative expenses, provision for doubtful accounts, stock-based compensation and impairment loss of investment as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the year ended June 30, 2024, we had $252,278 in selling expenses, as compared to $232,569 for the year ended June 30, 2023, which represents an increase of $19,709 or approximately 8.5%. The increase was mainly due to an increase in salaries as we added to employees and incurred increased marketing expenses for the freight logistics segment for our sales team.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the year ended June 30, 2024, we had $5,031,852 of general and administrative expenses, as compared to $11,572,888 for the year ended June 30, 2023, representing a decrease of $6,541,036 or approximately 56.5%. The decrease was mainly due to the decreased lawyer fees of $4,633,711 which mainly related to legal fees relating to the Company’s special committee’s investigation of claims of alleged fraud, misrepresentation, and inadequate disclosure raised in the Hindenburg Report and other related matters incurred in the last fiscal year.

Impairment Loss of Cryptocurrencies

We recorded an impairment loss of $72,179 and $18,279 for the year ended June 30, 2024 and 2023 respectively, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Impairment Loss of Fixed Assets and Right of Use Assets

We recorded impairment losses of nil and $$33,469 for the year ended June 30, 2024 and 2023.

We recorded no impairment charges related to fixed assets and right of use assets during the years ended June 30, 2024.

Impairment Loss of Investment

The Company recorded $128,369 for the year ended June 30, 2023 due to the impairment of the Company’s investment in LSM Trading Ltd. No impairment loss was recorded for the year ended June 30, 2024.

Provision for Doubtful Accounts, Net of Recovery

Our total bad debt expenses amounted to approximately $87,629 for the year ended June 30, 2024, mainly due to the bad debt provision of $50,000 due the early termination of a lease agreement in Jericho, New York.

Our total bad debt expenses amounted to approximately $2.8 million for the year ended June 30, 2023, mostly due to a $3 million wire transfer made by our former COO, Jing Shan to Goalowen Inc. on May 5, 2023 without the Board’s authorization, as payment for the transfer by Goalowen to the Company of an operating income right to be derived from fishing activities. The Company has demanded the return of the $3 million but has not been successful. As of June 30, 2023, the Company reviewed the unauthorized transfer, evaluated the collection possibility, and decided to provide 100% allowance provision with amount of USD 3 million.

Stock-based Compensation

Stock-based compensation was nil and $329,778 for the year ended June 30, 2024 and 2023, and we did not issue any stock compensation to employees and directors in the fiscal year of 2024.

Loss from disposal of subsidiaries and VIE

On October 24, 2023, February 19, 2024 and April 17, 2024, the Company dissolved its subsidiaries of Ningbo Saimeinuo Web Technology Ltd., Thor Miner Inc. and Blumargo It Solution Ltd., respectively. Total gain from the three disposals was $ 359,781.

Since these entities did not have any active operations prior to their disposal, the disposal did not represent a strategic change in the Company’s business. As such, the disposal was not presented as a discontinued operation.

Lawsuit settlement expenses

We recorded $8.4 million in lawsuit settlement expenses for the year ended June 30, 2023, compared to nil in lawsuit settlement expenses for the year ended June 30, 2024. The expenses were related to the lawsuits in connection with the Securities Purchase Agreement and the Financial Advisory Agreement described in Item 1. Business – Litigation.

Other Expenses, Net

Other income, net was $90,649 for the year ended June 30, 2024, which mainly consisted of interest income of $185,626 and exchange loss of $ 119,992, as compared to $74,989 for the year ended June 30, 2023, which mainly consisted of interest expense for our convertible debt of approximately $250,000 and the gain on disposal of right of use assets and fixed assets of $190,897.

Taxes

Our income tax expenses amounted to nil and $135,855 for the years ended June 30, 2024 and 2023, respectively.

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $41,700,000 as of June 30, 2023, which may reduce future federal taxable income. The NOL generated for the year ended June 30, 2024 amounted to approximately $5,500,000. The Tax benefit derived from this NOL was approximately $1,155,000. As of June 30, 2024, our cumulative NOL amounted to approximately $47,200,000.

Our operations in China have incurred a cumulative NOL of approximately $1,703,000 as of June 30, 2023, which was mainly from net losses. During the year ended June 30, 2024, we generated an additional NOL of approximately $359,000 due to increased third party service cots as a result of our special committee’s investigation. Our PRC subsidiaries’ cumulative NOL amounted to approximately $2,062,000 as of June 30, 2024, which may reduce future taxable income and will expire by 2026.

We periodically evaluate the likelihood of the realization of our deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. Management considers new evidence, both positive and negative, that could affect our future realization of deferred tax assets including our recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. We determined that it is more likely than not our deferred tax assets would not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. We provided a 100% allowance for deferred tax assets as of June 30, 2024. The net increase in valuation for the year ended June 30, 2024 amounted to approximately $1,196,000 based on management’s reassessment of the amount of our deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $5,471,774 for the year ended June 30, 2024, compared to a net loss of $23,098,342 for the year ended June 30, 2023. After the deduction of non-controlling interest, net loss attributable to us was $5,108,528 for the year ended June 30, 2024, compared to $22,996,846 for the same period in 2023. Comprehensive loss attributable to us was $5,039,492 for the year ended June 30, 2024, as compared to $22,952,349 for the year ended June 30, 2023.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2024, we had $14,641,967 in cash (including cash on hand and cash in bank) and $3,094,092 in restricted cash. Our cash position improved in the year ended June 30, 2024 due to the receipt of $9.8 million from the year-end private placement. The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended June 30,
	2024	2023

Net cash used in operating activities	$(4,408,691)	$(33,643,405)
Net cash provided by (used in) investing activities	$75,580	$(2,225,708)
Net cash provided by (used in) financing activities	$4,456,576	$(2,125,420)
Effect of exchange rate fluctuations on cash	$222,438	$(448,593)
Net increase (decrease) in cash	$345,903	$(38,443,126)
Cash at the beginning of period	$17,390,156	$55,833,282
Cash at the end of period	$17,736,059	$17,390,156

The following table sets forth a summary of our working capital:

	June 30,	June 30,
	2024	2023	Variation	%

Total Current Assets	$18,247,523	$18,192,716	$54,807	0.3%
Total Current Liabilities	$5,343,001	$5,031,769	$311,232	6.2%
Working Capital	$12,904,522	$13,160,947	$(256,425)	(1.9)%
Current Ratio	3.42	3.62	(0.20)	(5.5)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2024, our working capital was $12,904,522 and we had cash and restricted cash of approximately $17,736,059 (including $14,641,967 in cash and $3,094,092 in restricted cash). We believe our current working capital is sufficient to support our operations and debt obligations as they become due within one year from the date of this Report.

Operating Activities

Our net cash used in operating activities was approximately $4.4 million for the year ended June 30, 2024. The operating cash outflow for the year ended June 30, 2024 was primarily attributable to our net loss of approximately $5.5 million.

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

Investing Activities

Net cash provided by investing activities was $0.1 million for the year ended June 30, 2024 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

Net cash used in investing activities was approximately $2.2 million for the year ended June 30, 2023. This is mainly due to an amount of $3.0 million paid to Goalowen Inc. with an operating income right transfer contract. We also had cash inflows from repayment of a loan receivable of approximately $0.5 million from Qinggang Wang and Lei Cao, who are related parties, and $0.09 million from the sale of property and equipment, and repayments from related parties of approximately $0.3 million.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2024 was $4.5 million due to proceeds from issuance of common stock of 9.9 million and the repayment of $5 million of convertible notes and accrued interest of $0.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting as more fully described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective due to the following material weaknesses for the year ended and as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Positions Held
Ziyuan Liu	35	Chief Executive Officer, Chairman of the Board
Ying Cao	47	Chief Financial Officer
Xu Zhao	38	Director
Jia Yang	30	Director, Vice President
Zhongliang Xie	53	Director
Yangyang Xu	39	Director

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

Jia Yang

Ms. Jia Yang has served as a vice president of the Company and a director of the Board since August 2024. Ms. Yang was the chief operating office at Beijing Angda Yingchuang Innovative Materials Technology Co., Ltd. since January 2023. Prior to that, she was an executive officer at Zhongjian Tianxia Beijing Investment Management Co., Ltd. from October 2021 to December 2022. From November 2019 to November 2021, Ms. Yang was the executive assistant to hotel manager/marketing executive at The Ritz-Carlton Xi’an. Ms. Yang graduated from Xi’an International Studies University in 2016 with a major in English education.

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

Yangyang Xu

Ms. Yangyang Xu has served as an independent director of the Company since October 2023. Ms. Xu was as a senior customer manager at Beijing Sensetime Technology Development Co., Ltd., a leading AI software company focused on innovating for a better AI-empowered future, from May 2018. Prior to that, from February 2011 to April 2018, she served as the general manager of communications at Bus Online Technology Co., Ltd., a company primarily involved in the manufacture and distribution of electronic components. Before that, Ms. Xu held managerial positions with Beijing Sumavision Technology Co., Ltd, and Beijing Gallop Horse Film and Culture Development Group. Ms. Xu received a bachelor’s degree in management from Harbin University of Commerce in 2006.

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

Board Diversity Matrix

Pursuant to the Nasdaq’s Board Diversity Rules, below is the Company’s board diversity matrix outlining diversity statistics regarding our Board.

Board Diversity Matrix as of October 15, 2024
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3
Part II: Demographic Background
Asian		5

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2024, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following forms were filed late:

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

Audit Committee

The Audit Committee consists of Zhongliang Xie, Yangyang Xu and Xu Zhao, who are each independent. Mr. Xie chairs the Audit Committee and qualifies as the audit committee financial expert. Our Audit Committee has adopted a written charter, and a copy of this charter is posted on the Company’s website, at www.singularity.us. Under such charter, our Audit Committee is authorized to:

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

Compensation Committee

The Compensation Committee is composed of three independent directors including Zhongliang Xie, Yangyang Xu and Xu Zhao. Ms. Yangyang Xu serves as the chairwoman of the Compensation Committee. Our Compensation Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. Our Compensation Committee is authorized to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of three independent directors including Zhongliang Xie, Yangyang Xu and Xu Zhao. Xu Zhao serves as the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee has adopted a written charter, and a copy of this charter is posted on our website, at www.singularity.us. The functions of our Governance Committee, among other things, include:

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

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Lei Cao, our former Chief Executive Officer and Chairman, Ms. Yang Jie, our former Chief Executive Officer and director, Ms. Tuo Pan, our former Chief Financial Officer, Mr. Zhikang Huang, our former Vice President, Mr. Jing Shan, our former Chief Operating Officer, Ziyuan Liu, our Chief Executive Officer and Chairman, Dianjiang Wang, our former Chief Financial Officer, and Ying Cao, our Chief Financial Officer for the years ended June 30, 2023 and 2024.

Name	Year	Salary	Bonus	Securities- based Compensation	All other Compensation	Total
Lei Cao,	2024	-	-	-	-	-
Former Chief Executive Officer (1)(6)	2023	$261,364	-	-	-	$261,364

Tuo Pan,	2024	-	-	-	-	-
Former Chief Financial Officer (2)(7)	2023	$66,667	-	-	-	$66,667

Zhikang Huang,	2024	$50,000	-	-	-	$50,000
Former Vice President and Director(3)(8)	2023	$150,000	$666	-	-	$150,666

Jing Shan,	2024	-	-	-	-	-
Former Chief Operating Officer(4)	2023	$223,185	$92,332	-	-	$315,517

Yang Jie,(5)	2024	-	-	-	-	-
Former Chief Executive Officer and director(9)	2023	$52,536	-	-	-	$52,536

Ziyuan Liu	2024	$180,000	-	-	-	$180,000
Chief Executive Officer(10)	2023	$49,000	-	-	-	$49,000

Dianjiang Wang	2024	$7,391	-	-	-	7,391
Former Chief Financial Officer(11)	2023	$10,000	-	-	-	$10,000

Ying Cao	2024	$46,957	-	-	-	$46,957
Chief Financial Officer(12)	2023	-	-	-	-	-

(1)	According to the Employment Agreement dated January 1, 2019, Mr. Cao’s annual salary was $260,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Mr. Cao’s annual salary was $500,000, effective November 1, 2021.

(2)	According to the Employment Agreement dated January 1, 2019, Ms. Pan’s annual salary was $100,000, effective January 1, 2019. According to the Employment Agreement dated November 1, 2021, Ms. Pan’s annual salary was $400,000, effective November 1, 2021.

(3)	According to the Employment Agreement dated January 1, 2019, Mr. Huang’s annual salary was $150,000, effective January 1, 2019.

(4)	According to the Employment Agreement dated August 5, 2021, Ms. Shan’s annual salary was $120,000, effective August 5, 2021. According to the Employment Agreement dated February 8, 2022, Ms. Shan’s annual salary was $200,000, effective February 8, 2022 and was raised to $250,000 since August 15, 2022. Pursuant to the cancellation agreement entered into on December 28, 2022, Ms. Shan agreed to return to the Company for cancellation 100,000 shares of common stock of the Company granted to her for her services as an officer of the Company. The shares are being cancelled.

(5)	Pursuant to the cancellation agreement entered into on December 19, 2022, Mr. Jie agreed to return to the Company for cancellation 300,000 shares of common stock of the Company granted to him for his services as an officer of the Company. The shares have been cancelled.

(6)	On November 1, 2021, Mr. Cao, retired from his position as the Company’s Chief Executive Officer. Mr. Cao resigned from the Board on January 9, 2023. Pursuant to the separation agreement entered into on January 9, 2023, Mr. Cao agreed to forfeit and return to the Company for cancellation 600,000 shares of common stock of the Company granted to him on August 13, 2021 under the terms of the 2014 Equity Incentive Plan of the Company. The shares are being cancelled.

(7)	On August 31, 2022, Ms. Pan was terminated for cause as an employee and Chief Financial Officer of the Company and from any other position at any subsidiary of the Company to which she has been appointed. Ms. Pan was terminated for cause in accordance with the terms of her Employment Agreement dated November 9, 2021 and did not receive any salary or benefits from the Company except those earned through August 31, 2022.

(8)	On November 1, 2021, Mr. Huang resigned from his position as a member of the Board of the Company.

(9)	On August 9, 2022, Mr. Jie resigned as Chief Executive Officer and director, following the Board’s decision on August 8, 2022, which adopted the Special Committee’s recommendation that Mr. Jie be suspended immediately.

(10)	According to the Employment Agreement dated April 18, 2023, Mr. Liu’s compensation consists of an annual base salary of $240,000 in cash and a discretionary annual bonus, effective April 18, 2023.

(11)	According to the Employment Agreement dated May 1, 2023, Mr. Wang’s compensation consists of an annual base salary of $60,00, and a discretionary annual bonus, effective May 1, 2023. Mr. Wang resigned as Chief Financial Officer on August 21, 2023.

(12)	According to the Employment Agreement dated August 21, 2023, Mr. Cao’s compensation consists of an annual base salary of $60,00, and a discretionary annual bonus, effective August 21, 2023.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

None.

Director Compensation

The table below sets forth the compensation received by our directors in the year ended June 30, 2024.

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Zhongliang Xie	45,968	-	-	-	45,968
Xu Zhao	38,333	-	-	-	38,333
Yangyang Xu	36,944	-	-	-	36,944
Jia Yang	-	-	-	-	-
Heng Wang (2)	11,250	-	-	-	11,250
Tieliang Liu(3)	403	-	-	-	403
Ling Jiang(4)	12,222	-	-	-	12,222
Haotian Song (5)	52,667	-	-	-	52,667

(1)	This table does not include Mr. Ziyuan Liu, our Chief Executive Officer and director whose compensation is fully reflected in the Summary Compensation Table.

(2)	On September 21, 2023, Mr. Heng Wang resigned as a director.

(3)	On July 3, 2023, Mr. Tieliang Liu resigned as a director.

(4)	On September 28, 2023, Ms. Ling Jiang resigned as a director.

(5)	On July 31, 2024, Mr. Haitian Song resigned as a director.

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

The Company had an employment agreement with Mr. Dianjiang Wang, our Former Chief Financial Officer. The employment agreement began on May 1, 2023, with a term of one year. Mr. Dianjiang Wang resigned in August 2023.

The Company has an employment agreement with Mr. Ying Cao, our Chief Financial Officer. The employment agreement began on August 21, 2023, with a term of one year. The term shall automatically be extended for a one-year period in the absence of notice of non-renewal provided at least 30 days prior to the anniversary date of the employment agreement. Under the terms of the employment agreement, Mr. Cao will receive an annual base salary of $60,000 in cash, and a discretionary annual bonus.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 15, 2024, for (i) each named executive officer and director, and (ii) all executive officers and directors as a group. As of October 15, 2024, there was no stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In the table below, percentage ownership is based on 3,503,492 shares of our common stock issued and outstanding as of October 15, 2024.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Ziyuan Liu	-
Ying Cao	-	-
Yangyang Xu	-
Jia Yang	-
Zhongliang Xie	-
Xu Zhao	-

All directors and executive officers as a group (Six individuals)	-	-%

(1)	The individual’s address is c/o Singularity Future Technology, Ltd., 98 Cutter Mill Road, Suite 311, Great Neck, New York 11021.

Securities Authorized for Issuance to Our Officers, Directors, Employees and Consultants under Equity Compensation Plans

The below table reflects, as of October 15, 2024, the number of shares of common stock authorized by our stockholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Set forth below are our transactions with related persons for the years ended June 30, 2023 and 2024.

Due from Related Party

As of June 30, 2024 and June 30, 2023, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2024	2023
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	382,949	458,607
Shanghai Baoyin Industrial Co., Ltd (2)	1,066,003	1,068,014
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao	-	13,166
Less: allowance for doubtful accounts	(2,122,376)	(2,138,276)
Total	$-	$74,935

(1)	As of June 30, 2024 and 2023, the Company advanced $382,949 and $458,607 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowances of $382,949 and $383,672 for the balance of the receivable as of June 30, 2024 and 2023. The amount of the allowance changed as a result of changes in exchange rates.

(2)	As of June 30, 2024 and 2023, the Company advanced $1,066,003 and $1,068,014 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2024 and 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of June 30, 2024 and 2023.

Accounts payable- related parties

As of June 30, 2024 and 2023, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Other payable - related party

As of June 30, 2024 and 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $ 25,997 and $104,962. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2024 and 2023, the Company had accounts payable to $ 199,034 and nil to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Revenue - Related Party

The company had no revenue from a related party for the year ended June 30, 2023 and 2024.

Director Independence

Our Board has determined that each of Zhongliang Xie, Yangyang Xu and Xu Zhao is an “independent director” as defined by the applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

Set forth below are the aggregate fees billed by Audit Alliance LLP, our independent registered accounting firm, for the fiscal years ended June 30, 2024 and June 30, 2023 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2024	Fiscal 2023
Audit fees	$376,000	$390,100
Audit-related fees	-	-
Total Audit & Audit-related fees	$376,000	$390,100
Tax fees	-	-
All other fees	-	-
Total fees	$376,000	$390,100

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2024 or 2023.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Audit Alliance LLP in fiscal 2024 or 2023. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Audit Alliance’s independence.

The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Singularity Future Technology, Ltd. (1)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd. (3)
3.4	Bylaws of Singularity Future Technology, Ltd. (4)
4.1	Specimen Certificate for Common Stock (4)
10.1	Employment Agreement by and between Mr. Ziyuan Liu and the Company, dated May 1, 2023 (5)
10.2	Employment Agreement by and between Mr. Ying Cao and the Company, dated August 21, 2023 (6)
10.3	Employment Agreement by and between Ms. Jia Yang and the Company, dated August 6, 2024 (7)
14.1	Code of Ethics of the Company (8)
21.1	List of subsidiaries of the Company*
23.1	Consent of Audit Alliance LLP*
31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014.

(2)	Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(3)	Incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.

(5)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023.

(6)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2023.

(7)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2024.

(8)	Incorporated by reference to exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 (File No. 001-34024).

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

October 15, 2024	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ziyuan Liu	Director, Chairman of the Board and Chief Executive Officer	October 15, 2024
Ziyuan Liu	(Principal Executive Officer)

/s/ Yangyang Xu	Director	October 15, 2024
Yangyang Xu

/s/ Zhongliang Xie	Director	October 15, 2024
Zhongliang Xie

/s/ Jia Yang	Director, Vice President	October 15, 2024
Jia Yang

/s/ Xu Zhao	Director	October 15, 2024
Xu Zhao

/s/ Ying Cao	Chief Financial Officer	October 15, 2024
Ying Cao	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Singularity Future Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singularity Future Technology Ltd. and its subsidiaries (collectively, the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

AUDIT ALLIANCE LLP (3487)

Singapore

October 15, 2024

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
Assets
Current assets
Cash	$14,641,967	$17,390,156
Restricted cash	3,094,092	-
Cryptocurrencies	-	72,179
Accounts receivable, net	267,165	198,553
Other receivables, net	612	76,814
Advances to suppliers - third parties	51	128,032
Prepaid expenses and other current assets	243,636	252,047
Due from related party	-	74,935
Total Current Assets	18,247,523	18,192,716

Property and equipment, net	183,639	426,343
Right-of-use assets	98,327	381,982
Other long-term assets – deposits	198,550	236,766
Total Assets	$18,728,039	$19,237,807

Current Liabilities
Deferred revenue	$66,423	$66,531
Accounts payable	566,770	494,329
Accounts payable – related party	63,434	63,434
Lease liabilities – current	177,263	330,861
Taxes payable	3,206,893	3,334,958
Due to related party	225,031	104,962
Accrued expenses and other current liabilities	1,037,187	636,694
Total current liabilities	5,343,001	5,031,769

Lease liabilities - noncurrent	131,355	245,171
Convertible notes	-	5,000,000

Total liabilities	5,474,356	10,276,940

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 3,503,492 and 17,715,526 shares issued and outstanding as of June 30, 2024 and June 30,2023, respectively	104,192,048	94,332,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(90,684,966)	(85,576,438)
Accumulated other comprehensive income	159,272	90,236
Total Stockholders’ Equity attributable to controlling shareholders of the Company	16,001,316	11,180,808

Non-controlling Interest	(2,747,633)	(2,219,941)

Total Equity	13,253,683	8,960,867

Total Liabilities and Equity	$18,728,039	$19,237,807

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2024	2023
Net revenues	$3,136,681	$4,538,723
Cost of revenues	(3,614,947)	(3,990,654)
Gross (loss)/profit	(478,266)	548,069

Selling expenses	(252,278)	(232,569)
General and administrative expenses	(5,031,852)	(11,572,888)
Impairment loss of investment	-	(128,369)
Impairment loss of cryptocurrencies	(72,179)	(18,279)
Impairment loss of fixed assets and intangible assets	-	(33,469)
Provision for doubtful accounts, net	(87,629)	(2,827,511)
Stock-based compensation	-	(329,778)
Total operating expenses	(5,443,938)	(15,142,863)

Operating loss	(5,922,204)	(14,594,794)

Gain/(loss) from disposal of subsidiary and VIE	359,781	(42,191)
Lawsuit settlement expenses	-	(8,400,491)
Other income (expenses), net	90,649	74,989

Net loss before provision for income taxes	(5,471,774)	(22,962,487)

Income tax expense	-	(135,855)

Net loss	(5,471,774)	(23,098,342)

Net loss attributable to non-controlling interest	(363,246)	(101,496)

Net loss attributable to controlling shareholders of the Company.	$(5,108,528)	$(22,996,846)

Comprehensive loss
Net loss	$(5,471,774)	$(23,098,342)
Other comprehensive income - foreign currency	93,999	66,942
Comprehensive loss	(5,377,775)	(23,031,400)
Less: Comprehensive loss attributable to non-controlling interest	(338,283)	(79,051)
Comprehensive loss attributable to controlling shareholders of the Company.	$(5,039,492)	$(22,952,349)

Loss per share
Basic and diluted	$(2.05)	$(1.09)

Weighted average number of common shares used in computation
Basic and diluted	2,491,969	21,123,252

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Shares to be	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2022	-	$-	2,224,433	$96,127,691	$2,334,962	$-	$(62,579,592)	$45,739	$(2,140,890)	$33,787,910
Stock based compensation to consultants	-	-	-	329,777	-	-	-	-	-	329,777
Cancellation of stock compensation	-	-	(100,000)	-	-	-	-	-	-	-
Cancellation of shares due to settlement	-	-	(352,880)	(2,125,420)	-	(20,000)	-	-	-	(2,125,420)
Foreign currency translation	-	-	-	-	-	-	-	44,497	22,445	66,942
Net loss	-	-	-	-	-	-	(22,996,846)	-	(101,496)	(23,098,342)
BALANCE, June 30, 2023	-	-	1,771,553	94,332,048	2,334,962	(20,000)	(85,576,438)	90,236	(2,219,941)	8,960,867

	Preferred Stock		Common Stock		Additional paid-in	Shares to be	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	-	1,771,553	94,332,048	2,334,962	(20,000)	(85,576,438)	90,236	(2,219,941)	8,960,867
Issuance of common stock to private investors	-	-	1,751,939	9,860,000	-	-	-	-	-	9,860,000
Cancellation of shares due to settlement	-	-	(20,000)	-	-	20,000	-	-	-	-
Disposal of subsidiaries	-	-	-	-	-	-	-	-	(189,410)	(189,410)
Foreign currency translation	-	-	-	-	-	-	-	69,036	24,964	94,000
Net loss	-	-	-	-	-	-	(5,108,528)	-	(363,246)	(5,471,774)
BALANCE, June 30, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(90,684,966)	159,272	(2,747,633)	13,253,683

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2024	2023
Operating Activities
Net loss	$(5,471,774)	$(23,098,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	329,778
Depreciation and amortization	132,195	164,348
Non-cash lease expense	284,299	351,005
Provision for doubtful accounts, net	87,629	2,827,511
Impairment loss of fixed assets and intangible asset	-	33,469
Gain on disposal of ROU	-	(177,970)
Loss (gain) on disposal of fixed assets	69,338	(12,926)
(Gain) loss on disposal of subsidiaries	(359,781)	42,191
Impairment loss of investment	-	128,369
Impairment loss of cryptocurrencies	72,179	18,279
Investment loss from unconsolidated subsidiary	-	34,459
Interest expenses related to convertible notes	21,917	-
Changes in assets and liabilities
Accounts receivable	(27,340)	28,362
Other receivables	180,766	228,593
Advances to suppliers – third parties	133,429	(96,941)
Advances to suppliers – related party	-	6,153,546
Prepaid expenses and other current assets	8,412	113,866
Other long-term assets – deposits	(11,143)	418
Deferred revenue	(1,715)	(6,888,971)
Refund payable	-	(13,000,000)
Accounts payable	57,777	(10,948)
Taxes payable	(118,585)	(114,845)
Lease liabilities	(268,059)	(564,813)
Accrued expenses and other current liabilities	801,765	(131,843)
Net cash (used in) provided by operating activities	(4,408,691)	(33,643,405)

Investing Activities
Acquisition of property and equipment	(589)	(35,588)
Proceeds from disposal of property and equipment	-	90,956
Loan receivable – related parties	-	510,087
Advance to related parties	-	(74,934)
Repayment from related parties	76,169	283,771
Amount paid to Goalowen	-	(3,000,000)
Net cash provided by (used in) investing activities	75,580	(2,225,708)

Financing Activities
Proceeds from issuance of common stock	9,860,000	-
Repayment of convertible notes	(5,000,000)	-
Payment of accrued interest related to convertible notes	(403,424)	-
Payment of legal settlement to cancel shares	-	(2,125,420)
Net cash provided by (used in) financing activities	4,456,576	(2,125,420)

Net increase(decrease) in cash and restricted cash	123,465	(37,994,533)

Cash at beginning of period	17,390,156	55,833,282

Effect of exchange rate fluctuations on cash and restricted cash	222,438	(448,593)

Cash and restricted cash at end of period	$17,736,059	$17,390,156

Representing:
Cash, end of period	$14,641,967	$17,390,156
Restricted cash, end of period	$3,094,092	$-
Total cash and restricted cash, end of period	$17,736,059	$17,390,156

Supplemental information
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions of operating and investing activities	$-	$-

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

We are currently operating through our subsidiaries Trans Pacific Shipping Limited and Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc. in the United States. Our range of services include transportation, warehouse, collection, last-mile delivery, drop shipping, customs clearance, and overseas transit delivery.

To date we have not generated any revenues from our entry into the solar panel production and distribution business.

As of June 30, 2024 the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	● ● ●	A New York Corporation Incorporated on May 03, 2013 Primarily engaged in freight logistics services	100% owned by the Company

Sino-Global Shipping HK Ltd. (“SGS HK”)	● ● ●	A Hong Kong Corporation Incorporated on September 22, 2008 No material operations	100% owned by the Company

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	● ● ●	A PRC limited liability company Incorporated on November 13, 2007. Primarily engaged in freight logistics services	100% owned the Company

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	● ● ●	A PRC limited liability company Incorporated on May 31, 2009 Primarily engaged in freight logistics services	90% owned by Trans Pacific Beijing

Gorgeous Trading Ltd (“Gorgeous Trading”)	● ● ●	A Texas Corporation Incorporated on July 01, 2021 Primarily engaged in warehouse related services	100% owned by SGS NY

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	● ● ●	A Texas Corporation Incorporated on April 19,2021 Primarily engaged in warehouse house related services	51% owned by SGS NY

Phi Electric Motor In. (“Phi”)	● ● ●	A New York Corporation Incorporated on August 30, 2021 No operations	51% owned by SGS NY

SG Shipping & Risk Solution Inc(“SGSR”)	● ● ●	A New York Corporation Incorporated on September 29, 2021 No material operations	100% owned by the Company

SG Link LLC (“SG Link”)	● ● ●	A New York Corporation Incorporated on December 23, 2021 No operations	100% owned by SG Shipping & Risk Solution Inc on January 25, 2022

New Energy Tech Limited (“New Energy”)	● ● ●	A New York Corporation Incorporated on September 19, 2023 No material operations	100% owned by the Company

Singularity(Shenzhen) Technology Ltd. (“SGS Shenzhen”)	● ● ●	A Mainland China Corporation Incorporated on September 4, 2023 No material operations	100% owned by the Company

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

On October 24, 2023, February 19, 2024 and April 17, 2024, the Company dissolved its subsidiaries of Ningbo Saimeinuo Web Technology Ltd., Thor Miner Inc. and Blumargo It Solution Ltd., respectively. Total gain from the three disposals was $359,781.

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

The exchange rates for the years ended June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023	June 30
Foreign currency	Balance Sheet	Balance Sheet	2024 Profits/Loss	2023 Profits/Loss
1USD: RMB	7.2674	7.2537	7.2139	6.9501
1USD: AUD	1.5001	1.5012	1.5256	1.4861
1USD: HKD	7.8082	7.8366	7.8194	7.8379

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of June 30, 2024 and June 30, 2023, cash balances of $ 107,844 and $183,510, respectively, were maintained at financial institutions in the PRC. $27,798 and $74,533 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, June 30, 2024 and June 30, 2023, cash balances of $ 60,682 and $919,990, respectively, were maintained at U.S. financial institutions. Nil and $450,636 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2024 and June 30, 2023, cash balances of $65,997 and $16,285,067, respectively, were maintained at financial institutions in Hong Kong, and nil and $16,216,393 of these balances are not covered by insurance. As of June 30, 2024, a cash balance of $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of June 30, 2024 and June 30, 2023, amount of deposits the Company had covered by insurance amounted to $206,725 and $647,004, respectively.

Restricted Cash

As of June 30, 2024, our restricted balance was $3.09 million. The restricted was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023 and will mature on November 13, 2024 with an annual interest rate of 4.880%. The interest proceeds generated as of June 31, 2024 was $0.09 million.

  (f) Receivables and Allowance for Doubtful Accounts

The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing a customer credit analysis, and analyzing historical bad debt records and current and future economic trends. Accounts receivable represent historical balances recorded less related cash applications, less allowance for credit losses and any write-offs of any receivables not previously provided for.

(g) Credit losses

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the current expected credit losses (“CECL”) methodology, which requires earlier recognition of credit losses while also providing additional disclosure about credit risk. The Company adopted the ASU as of January 1, 2023.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, receivables, contract assets and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The CECL is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset, the methodology generally results in the earlier recognition of the provision for credit losses and the related ACL than prior U.S. GAAP.

The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions.

Under the CECL methodology, the allowance for credit losses is model based and utilizes a forward-looking macroeconomic forecast in estimating expected credit losses. The model of the allowance for credit losses would be considers the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession as another possible scenario.

The following table presents the aging analysis of accounts receivable and account receivable allowance as of June 30 2024.

Aging group	Account receivable balance as of June 30, 2024 (USD)	CECL Rate	Account receivable Allowance (USD)
<1 year	260,265	0.00%	-
1-2 years	7,263	5.00%	363
2-3 years	-	5.00%	-
>3 years	-	5.00%	-
Total	267,529		363

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. The Company inquired with the car dealer and obtained the following market value for similar vehicles and provide impairments to carrying value of fixed assets of $33,469 for the years ended June 30, 2023. And no impairments were recorded for the years ended June 30, 2024.

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

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investment is less than its carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co., Ltd in October 2021. For the year ended June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19.As we could not get the financial information of the investee, we determined to provide full impairment of our equity investment. The Company recorded $128,360 impairment loss for the year ended June 30, 2023. And no impairments were recorded for the years ended June 30, 2024.

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

The Company ceased to sell crypto-mining equipment since January 1, 2023.

Contract balances

The Company records receivables related to revenue when the Company has an unconditional right to invoice and receive payment.

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to $66,423 and $66,531 for the year ended June 30, 2024 and 2023, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2024	2023
Sale of crypto mining machines	$-	$732,565
Freight logistics services	3,136,681	3,806,158
Total	$3,136,681	$4,538,723

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2024	2023
PRC	$2,686,303	$2,529,449
U.S.	450,378	2,009,274
Total revenues	$3,136,681	$4,538,723

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2024 and 2023.

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

For the years ended June 30, 2024 and 2023, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

Note 3. DISPOSAL OF VIE AND SUBSIDIAIRIES

On December 31, 2021, the Company entered into a series of agreements to terminate its variable interest entity (“VIE”) structure and deconsolidated its formerly controlled entity Sino-Global Shipping Agency Ltd. (“Sino-China”). The Company controlled Sino-China through its wholly owned subsidiary Trans Pacific Shipping Limited (“Trans Pacific Beijing”). The Company made the decision to dissolve the VIE structure and Sino-China because Sino-China has no active operations and the Company wanted to remove any potential risks associated with any VIE structures. In addition, the Company dissolved its subsidiary Sino-Global Shipping LA, Inc. In November 2022, the Company dissolved its subsidiary Sino-Global Shipping Australia Pty Ltd., and recorded the disposal loss of $0.04 million for the year ended June 30, 2023. On October 24, 2023, February 19, 2024 and April 17, 2024, the Company dissolved its subsidiaries of Ningbo Saimeinuo Web Technology Ltd., Thor Miner Inc. and Blumargo It Solution Ltd., respectively. Total gain from the three disposals was approximately $359,781.

Since the disposal did not represent any strategic change of the Company’s operation, the disposal was not presented as discontinued operations.

Net assets of the entities disposed and loss on disposal was as follows:

	For the Year Ended
	June 30, 2024
	Subsidiaries	Total
Total current assets	$12,944	$12,944

Total other assets	42,346	42,346

Total assets	55,290	55,290

Total current liabilities	225,087	225,087
Total net assets	(169,797)	(169,797)
Noncontrolling interests	(189,410)	(189,410)
Exchange rate effect	(574)	(574)
Total (gain) on disposal	$(359,781)	$(359,781)

	For the Year Ended
	June 30, 2023
	Subsidiaries	Total
Total current assets	$376	$376

Total other assets	5,392	5,392

Total assets	5,768	5,768

Total current liabilities	-	-
Total net assets	5,768	5,768
Exchange rate effect	36,423	36,423
Total loss on disposal	$42,191	$42,191

Note 4. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	June 30,	June 30,
	2024	2023
Beginning balance	$72,179	$90,458
Impairment loss	(72,179)	(18,279)
Ending balance	$-	$72,179

The Company recorded nil and $72,179 impairment loss for the year ended June 30, 2024, respectively. A $18,279 impairment loss was recorded for the year ended June 30, 2023. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized for the year ended June 30, 2024.

Note 5. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2024	2023
Trade accounts receivable	$3,554,156	$3,487,293
Less: allowances for expected credit losses	(3,286,991)	(3,288,740)
Accounts receivable, net	$267,165	$198,553

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2024	2023
Beginning balance	$3,288,740	$3,413,110
Provision for expected credit losses, net of recovery	17,667	-
Less: write-off	(17,303)	-
Exchange rate effect	(2,113)	(124,370)
Ending balance	$3,286,991	$3,288,740

For the years ended June 30, 2024, the provision for doubtful accounts and write-off was $17,667 and 17,303 respectively. There was no provision for doubtful accounts and write-off for the year ended June 30, 2023.

Note 6. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	June 30, 2024	June 30, 2023
Advances to customers*	$6,849,309	$7,060,456
Employee business advances	2	10,570
Total	6,849,311	7,071,026
Less: allowances for doubtful accounts	(6,848,699)	(6,994,212)
Other receivables, net	$612	$76,814

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. (“Goalowen”) pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen. Such contract was signed and payment was made by the Company’s former COO, Jing Shan, without the authorization of the board of directors of the Company. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000, and there was no change in the fiscal year 2024.

Movement of allowance for doubtful accounts are as follows:

	June 30,	June 30,
	2024	2023
Beginning balance	$6,994,212	$3,942,258
Increase	21,348	3,000,000
Less: write-off	(160,000)	-
Exchange rate effect	(6,861)	51,954
Ending balance	$6,848,699	$6,994,212

Note 7. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2024	2023
Freight fees (1)	$300,051	$428,032
Less: allowances for doubtful accounts	(300,000)	(300,000)
Advances to suppliers-third parties, net	$51	$128,032

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments. The Company provided allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2023 and 2024.

Note 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	June 30,	June 30,
	2024	2023
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent, listing fees)	231,707	240,118
Total	$243,636	$252,047

Note 9. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2024	2023
Rental and utilities deposits	$206,692	$244,923
Less: allowances for deposits	(8,142)	(8,157)
Other long-term assets- deposits, net	$198,550	$236,766

Movements of allowance for deposits are as follows:

	June 30,	June 30,
	2024	2023
Beginning balance	$8,157	$8,832
Provision for expected credit losses, net of recovery	50,000	-
Less: write-off	(50,000)	-
Exchange rate effect	(15)	(675)
Ending balance	$8,142	$8,157

Note 10. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment are as follows:

	June 30,	June 30,
	2024	2023
Motor vehicles	383,213	542,904
Computer equipment	82,421	113,097
Office equipment	59,015	67,699
Furniture and fixtures	96,013	533,634
System software	102,843	103,038
Leasehold improvements	58,648	766,294
Mining equipment	922,439	922,438

Total	1,704,592	3,049,104

Less: Impairment reserve	(997,209)	(1,233,521)
Less: Accumulated depreciation and amortization	(523,744)	(1,389,240)

Property and equipment, net	$183,639	$426,343

Depreciation and amortization expenses for the years ended June 30, 2024 and 2023 were $132,195 and $164,348, respectively. Impairment loss amounted to nil and $33,469 for the years ended June 30, 2024 and 2023, respectively.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	June 30,
	2024	2023
Salary and reimbursement payable	$133,182	$117,648
Professional fees and other expense payable	849,592	97,563
Interest payable	4,872	386,378
Others	49,541	35,105
Total	$1,037,187	$636,694

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

For the year ended June 30, 2024 and 2023, interest expenses related to the aforementioned convertible notes amounted to $21,917 and $250,000, respectively.

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

The Company has several lease agreements with lease terms ranging from two to five years. As of June 30, 2024, ROU assets and lease liabilities amounted to $98,327 and $308,618 (including $177,263 from lease liabilities current portion and $131,355 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.71 years.

For the years ended June 30, 2024 and 2023, rent expense amounted to approximately $561,375 and $549,842, respectively.

As of June 30, 2024 and 2023, the impairment of ROU asset amounted to $354,108 and $371,606.

The Company terminated several lease agreements and resulting in a gain on disposal of ROU assets of nil and $177,970 for the years ended June 30, 2024 and 2023.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending June 30,	Operating Lease Amount

2025	$200,414
2026	129,507
2027	9,567
Total lease payments	339,488
Less: Interest	30,870
Present value of lease liabilities	$308,618

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

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2024

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2023	1,219,182	$43.67
Issued
Exercised	(10,333)	8.75
Repurchased

Warrants outstanding, as of June 30, 2024	1,208,849	$44.05

Warrants exercisable, as of June 30, 2024	1,208,849	$44.05

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants - 292,200	18,100	$18.3	1.18 years
2021 warrants - 1,593,149	1,190,749	$49.4	2.06 years

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

During the years ended June 30, 2024 and 2023, nil and $329,778 were recorded as stock-based compensation expense, respectively.

Stock Options:

A summary of the outstanding options is presented in the table below:

	Options	Weighted Average Exercise Price

Options outstanding, as of June 30, 2023	2,000	$10.05
Granted
Exercised
Cancelled, forfeited or expired	(2,000)	-

Options outstanding, as of June 30, 2024	-	$-

Options exercisable, as of June 30, 2024	-	$-

Following is a summary of the status of options outstanding and exercisable as of June 30, 2024:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$		years	$		years

Note 15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2024	2023
Trans Pacific Logistics Shanghai Ltd.	(1,532,527)	(1,522,971)
Thor Miner Inc.	-	(814,005)
Brilliant Warehouse Service, Inc.	(1,215,106)	117,035
Total	$(2,747,633)	$(2,219,941)

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

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen . Such contract was signed and payment was made by the Company’s former COO, Jing Shan, without the authorization of the board of directors of the Company. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million.

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

In February 2024, Zhikang Huang, a former employee of the Company filed a lawsuit against the Company in the Richmond City Circuit Court of Virgunia. In the complaint, Zhikang Huang alleges claims that the Company failed to compensate him for the severance payment of $300,000 contemplated in Section 6.3 of the Employee Agreement, his two months’ salary of $25,000 for the months of November and December 2023 and the incentive-based bonus to which he is entitled pursuant to paragraph 4.2 of the Employee Agreement.

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

The Company’s income tax expenses for years ended June 30, 2024 and 2023 are as follows:

	For the Years Ended June 30
	2024	2023
Current
U.S.	$-	$(135,855)
PRC	-	-
Total income tax expenses	$-	$(135,855)

Income tax expense for the years ended June 30, 2024 and 2023 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the year ended June 30, 2023 and 2022 to the Company’s effective tax rate are as follows:

	June 30, 2024	June 30, 2023
	%	%
US Statutory tax rate	$21.0	$21.0
Permanent difference*	0.7	(42.0)
Change in valuation allowance	(21.9)	20.5
Rate differential in foreign jurisdiction	0.3	(0.1)
	$-	$(0.6)

*	Permanent difference includes non-deductible expenses mainly stock compensation.

The Company’s deferred tax assets are comprised of the following:

	June 30, 2024	June 30, 2023
Allowance for doubtful accounts
U.S.	$1,212,000	$1,241,000
PRC	1,649,000	1,655,000

Net operating loss
U.S.	9,920,000	8,775,000
PRC	1,515,000	1,425,000
Total deferred tax assets	14,296,000	13,096,000
Valuation allowance	(14,296,000)	(13,096,000)
Deferred tax assets, net - long-term	$-	$-

We have incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $41,700,000 as of June 30, 2023, which may reduce future federal taxable income. The NOL generated for the year ended June 30, 2024 amounted to approximately $5,500,000. The Tax benefit derived from this NOL was approximately $1,155,000. As of June 30, 2024, our cumulative NOL amounted to approximately $47,200,000.

Our operations in China have incurred a cumulative NOL of approximately $1,703,000 as of June 30, 2023, which was mainly from net losses. During the year ended June 30, 2024, we generated an additional NOL of approximately $359,000 due to increased third party service cots as a result of our special committee’s investigation. Our PRC subsidiaries’ cumulative NOL amounted to approximately $2,062,000 as of June 30, 2024, which may reduce future taxable income and will expire by 2026.

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

The Company’s operations in China incurred a cumulative NOL of approximately $1,333,000 as of June 30, 2022. During the year ended June 30, 2023, additional NOL of approximately $370,000 was generated. As of June 30, 2023, the Company’s cumulative NOL amounted to approximately $1,703,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of June 30, 2024. The net decrease in valuation for the year ended June 30, 2024 amounted to approximately $1,196,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2024	2023
VAT tax payable	$1,030,363	$1,016,529
Corporate income tax payable	2,121,724	2,261,131
Others	54,806	57,298
Total	$3,206,893	$3,334,958

Note 18. CONCENTRATIONS

Major Customers

For the year ended June 30, 2024, one customer accounted for 77.2% of the Company’s gross revenues. As of June 30, 2024,three customers accounted for 29.8%, 23.3% and 22.1% of the Company’s accounts receivable, net.

For the year ended June 30, 2023, two customers accounted for 52.7% and 16.1% of the Company’s gross revenues. As of June 30, 2023, two customers accounted for 35.6% and 18.1% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of the total gross purchases.

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

The following tables present summary information by segment for the years ended June 30, 2024 and 2023, respectively:

	For the Year Ended June 30, 2024
	Freight Logistics Services	Sale of Crypto-mining Machines	Total
Net revenues	$3,136,681	$-	$3,136,681
Cost of revenues	$3,614,947	$-	$3,614,947
Gross profit	$(478,266)	$-	$(478,266)
Depreciation and amortization	$131,125	$1,070	$132,195
Total capital expenditures	$(589)	$-	$(589)
Gross margin%	(15.2)%	-	(15.2)%

	For the Year Ended June 30, 2023
	Freight Logistics Services	Sales of Crypto-mining Machines	Total
Net revenues	$3,806,158	$732,565	$4,538,723
Cost of revenues	$3,990,654	$-	$3,990,654
Gross (loss) profit	$(184,496)	$732,565	$548,069
Depreciation and amortization	$163,635	$713	$164,348
Total capital expenditures	$(38,440)	$2,852	$(35,588)
Gross margin%	(4.8)%	100%	12.1%

Total assets as of:

	June 30,	June 30,
	2024	2023
Freight Logistic Services	18,728,039	19,075,202
Sales of crypto-mining machines	-	162,605
Total Assets	18,728,039	$19,237,807

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Years Ended
	June 30,	June 30,
	2024	2023
PRC	$2,686,303	$2,529,449
U.S.	450,378	2,009,274
Total revenues	$3,136,681	$4,538,723

Note 20. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of June 30, 2024 and June 30, 2023, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2024	2023
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	382,949	458,607
Shanghai Baoyin Industrial Co., Ltd (2)	1,066,003	1,068,014
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Lei Cao	-	13,166
Less: allowance for doubtful accounts	(2,122,376)	(2,138,276)
Total	$-	$74,935

(1)	As of June 30, 2024 and 2023, the Company advanced $382,949 and $458,607 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowances of $382,949 and $383,672 for the balance of the receivable as of June 30, 2024 and 2023. The amount of the allowance changed as a result of changes in exchange rates.

(2)	As of June 30, 2024 and 2023, the Company advanced $1,066,003 and $1,068,014 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2024 and 2023, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of June 30, 2024 and 2023.

Accounts payable- related parties

As of June 30, 2024 and 2023, the Company had accounts payable to Rich Trading Co. Ltd of $63,434.

Other payable - related party

As of June 30, 2024 and 2023, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $ 25,997 and $104,962. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2024 and 2023, the Company had accounts payable to $ 199,034 and nil to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Note 21. SUBSEQUENT EVENTS

Resignation of Officer

On July 31, 2024, Mr. Haotian Song resigned from his position as a vice president and as a director of the board of directors of the Company. Mr. Song’s resignation was for personal reasons and was not the result of any disagreement with the Company on any matter relating to the Registrant’s operations, policies or practices

Appointment of Officer

On August 6, 2024, the Nominating and Corporate Governance Committee of the Board nominated and the Board appointed Ms. Jia Yang as a vice president of the Company and as a director of the Board to fill the vacancy resulting from Mr. Haotian Song’s resignation.

Registration Statement Filed With SEC

On September 9, 2024, the Company filed a Registration Statement under Securities Act of 1933 with the Securities and Exchange Commission for the offering and selling, from time to time in one or more offerings, any combination of debt securities, shares of common stock, preferred stock, warrants, rights, share purchase contracts, share purchase units or units having an aggregate initial offering price not exceeding $200,000,000 (or its equivalent in foreign or composite currencies) on terms to be determined at the time of offering.

Joint Venture Company Established

On August 22, 2024, the Company’s subsidiary in New York, New Energy Tech Ltd. entered into a joint venture agreement with a Wyoming company, Market One Services Corporation (“Market One”). The Company owns 51% of the equity interest while Market One owns 49%. New Energy and Market One intend to collaborate on developing the solar panel commodity trade business.