Form 10-Q
period 2024-09-30
Singularity Future Technology Ltd.
filed 2024-11-14
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 001-34024

Singularity Future Technology Ltd.

(Exact name of registrant as specified in its charter)

Virginia	11-3588546
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

48 Wall Street, Suite 1100 New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(718) 888-1814

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	SGLY	NASDAQ Capital Market

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

As of November 13, 2024, the Company had 3,503,492 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30,	June 30,
	2024	2024
Assets
Current assets
Cash	$14,608,525	$14,641,967
Restricted cash	3,132,383	3,094,092
Cryptocurrencies	-	-
Accounts receivable, net	622,778	267,165
Other receivables, net	624	612
Advances to suppliers - third parties	54	51
Prepaid expenses and other current assets	242,257	243,636
Total Current Assets	18,606,621	18,247,523

Property and equipment, net	165,914	183,639
Right-of-use assets	56,870	98,327
Other long-term assets – deposits	96,941	198,550
Total Assets	$18,926,346	$18,728,039

Current Liabilities
Deferred revenue	$68,019	$66,423
Accounts payable	1,170,929	566,770
Accounts payable – related party	63,434	63,434
Lease liabilities – current	153,365	177,263
Taxes payable	3,320,624	3,206,893
Due to related party	233,023	225,031
Accrued expenses and other current liabilities	1,705,752	1,037,187
Total current liabilities	6,715,146	5,343,001

Lease liabilities - noncurrent	91,122	131,355

Total liabilities	6,806,268	5,474,356

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 3,503,492 and 17,715,526 shares issued and outstanding as of September 30, 2024 and June 30,2024, respectively	104,192,048	104,192,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(91,646,755)	(90,684,966)
Accumulated other comprehensive income	49,007	159,272
Total Stockholders’ Equity attributable to controlling shareholders of the Company	14,929,262	16,001,316

Non-controlling Interest	(2,809,184)	(2,747,633)

Total Equity	12,120,078	13,253,683

Total Liabilities and Equity	$18,926,346	$18,728,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2024	2023

Net revenues	$501,402	$895,926
Cost of revenues	(773,317)	(1,002,949)
Gross loss	(271,915)	(107,023)

Selling expenses	(62,981)	(55,853)
General and administrative expenses	(690,556)	(2,054,153)
Impairment loss of cryptocurrencies	-	(72,179)
Provision for expected credit losses	-	(48,618)
Total operating expenses	(753,537)	(2,230,803)

Operating loss	(1,025,452)	(2,337,826)

Other income (expenses), net	21,117	(77,170)

Net loss before provision for income taxes	(1,004,335)	(2,414,996)

Income tax expense	-	-

Net loss	(1,004,335)	(2,414,996)

Net loss attributable to non-controlling interest	(42,546)	(124,811)

Net loss attributable to controlling shareholders of the Company	$(961,789)	$(2,290,185)

Comprehensive loss
Net loss	$(1,004,335)	$(2,414,996)
Other comprehensive (loss) income - foreign currency	(129,270)	148,918
Comprehensive loss	(1,133,605)	(2,266,078)
Less: Comprehensive loss attributable to non-controlling interest	(61,550)	(98,874)
Comprehensive loss attributable to controlling shareholders of the Company	$(1,072,055)	$(2,167,204)

Loss per share
Basic and diluted	$(0.27)	$(0.13)

Weighted average number of common shares used in computation
Basic and diluted	3,503,492	17,598,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	$-	1,771,553	94,332,048	2,334,962	(20,000)	(85,576,438)	90,236	(2,219,941)	8,960,867
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(20,000)	-	-	20,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	-	1,751,553	94,332,048	2,334,962	-	(87,866,623)	213,217	(2,318,815)	6,694,789

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2024	-	$-	3,503,492	104,192,048	2,334,962	-	(90,684,966)	159,272	(2,747,633)	13,253,683
Foreign currency translation	-	-	-	-	-	-	-	(110,265)	(19,005)	(129,270)
Net loss	-	-	-	-	-	-	(961,789)	-	(42,546)	(1,004,335)
BALANCE, September 30, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(91,646,755)	49,007	(2,809,184)	12,120,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(1,004,335)	$(2,414,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,919	38,127
Non-cash lease expense	41,575	97,437
Provision for doubtful accounts, net	-	48,618
Impairment loss of cryptocurrencies	-	72,179
Interest expenses related to convertible note	-	21,917
Changes in assets and liabilities
Accounts receivable	(355,203)	48,656
Other receivables	(25,872)	142,854
Advances to suppliers - third parties	-	73,735
Prepaid expenses and other current assets	1,380	1,330
Other long-term assets - deposits	103,019	49,999
Deferred revenue	330	(1,849)
Accounts payable	585,260	122,777
Taxes payable	24,866	(130,215)
Lease liabilities	(64,250)	(128,825)
Accrued expenses and other current liabilities	666,166	(41,712)
Net cash used in operating activities	(9,145)	(1,999,968)

Investing Activities
Repayment from related parties	-	49,969
Net cash provided by investing activities	-	49,969

Financing Activities
Repayment of convertible notes	-	(5,000,000)
Repayment of interest expenses related to convertible notes	-	(403,424)
Net cash used in financing activities	-	(5,403,424)

Net decrease in cash	(9,145)	(7,353,423)

Cash at beginning of period	17,736,059	17,390,156

Effect of exchange rate fluctuations on cash	13,994	17,919

Cash at end of period	$17,740,908	$10,054,652

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is an integrated logistics solution provider that was founded in the United States in 2001. On September 14, 2007, the Company merged into a new corporation, Sino-Global Shipping America, Ltd. in Virginia. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its then expanded operations into the digital assets business. Currently, we primarily focus on providing freight logistics services, which include shipping, warehouse services and other logistical support to steel companies.

In 2017, we began exploring new opportunities to expand our business and generate more revenue. These opportunities ranged from complementary businesses to other new services and product initiatives. Beginning in fiscal 2022, we expanded our services to include warehousing services provided by our U.S. subsidiary Brilliant Warehouse Service Inc.

We are currently operating through our subsidiary Trans Pacific Shipping Limited. As of July 31, 2024, we have terminated the operations of our subsidiaries Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc. Our range of services are mainly transportation.

To date we have not generated any revenues from our entry into the solar panel production and distribution business.

As of September 30, 2024, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong Corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Trans Pacific Logistic Shanghai Ltd.	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
(“Trans Pacific Shanghai”)	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas Corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc.	●	A Texas Corporation	51% owned by SGS NY
(“Brilliant Warehouse”)	●	Incorporated on April 19,2021
	●	Primarily engaged in warehouse house related services

Phi Electric Motor In. (“Phi”)	●	A New York Corporation	51% owned by SGS NY
	●	Incorporated on August 30, 2021
	●	No operations

SG Shipping & Risk Solution Inc(“SGSR”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

SG Link LLC (“SG Link”)	●	A New York Corporation	100% owned by SG Shipping &
	●	Incorporated on December 23, 2021	Risk Solution Inc on January 25, 2022
	●	No operations

New Energy Tech Limited (“New Energy”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity(Shenzhen) Technology Ltd.	●	A Mainland China Corporation	100% owned by the Company
(“SGS Shenzhen”)	●	Incorporated on September 4, 2023
	●	No material operations

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

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

For the Three Months ended September 30, 2024

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

The exchange rates as of September 30, 2024 and June 30, 2024 and for the three months ended September 30, 2024 and 2023 are as follows:

	September 30, 2024	June 30, 2024	Three months ended September 30,
Foreign currency	Balance Sheet	Balance Sheet	2024 Profit/Loss	2023 Profit/Loss
RMB:1USD	7.0181	7.2674	7.1633	7.2350
HKD:1USD	7.7698	7.8082	7.7998	7.8251

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of September 30, 2024 and June 30, 2024, cash balances of $ 16,614 and $107,844, respectively, were maintained at financial institutions in the PRC. Nil and $27,798 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, September 30, 2024 and June 30, 2024, cash balances of $145,630 and $60,682, respectively, were maintained at U.S. financial institutions. Each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024 and June 30, 2024, cash balances of $66,316 and $65,997, respectively, were maintained at financial institutions in Hong Kong which are all covered by insurance. As of September 30, 2024 and June 30, 2024, a cash balance of $14,404,155 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of September 30, 2024 and June 30, 2024, amount of deposits the Company had covered by insurance amounted to $228,560 and $206,725, respectively.

Restricted Cash

As of September 30, 2024 and June 30, 2024, our restricted balance was $3.13 million and $3.09 million. The restricted was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023 and will mature on November 13, 2024 with an annual interest rate of 4.880%. The interest proceeds generated as of September 30, 2024 was $0.13 million.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

(f) Receivables and Allowance for Credit Losses

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

(h) Property and Equipment, net

Property and equipment are stated at historical cost less accumulated depreciation. Historical cost comprises its purchase price and any directly attributable costs of bringing the assets to its working condition and location for its intended use. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	20 years
Motor vehicles	3–10 years
Computer and office equipment	1–5 years
Furniture and fixtures	3–5 years
System software	5 years
Leasehold improvements	Shorter of lease term or useful lives
Mining equipment	3 years

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three months ended September 30, 2024 and 2023, no impairments were recorded.

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

For the Three Months ended September 30, 2024

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co. Ltd. in October 2021. As of June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19.As we could not obtain the financial information of the investee, we determined to provide a full impairment of our equity investment. The Company recorded a $128,360 impairment loss for the year ended June 30, 2023. And no impairments were recorded for the years ended September 30, 2024.

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

For the Three Months ended September 30, 2024

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $68,019 and $66,423 as of September 30, 2024 and June 30, 2024, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Freight logistics services	501,402	895,926
Total	$501,402	$895,926

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
PRC	$501,402	$700,656
U.S.	-	195,270
Total revenues	$501,402	$895,926

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2024 and June 30, 2024.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

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

For the three months ended September 30, 2024 and 2023, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

For the Three Months ended September 30, 2024

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	September 30,	June 30,
	2024	2024
Beginning balance	$-	$72,179
Impairment loss	-	(72,179)
Ending balance	$-	$-

The Company recorded nil impairment loss for the three months ended September 30, 2024. There was $72,179 impairment loss for the year ended June 30, 2024. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	September 30,	June 30,
	2024	2024
Trade accounts receivable	$3,964,162	$3,554,156
Less: allowances for credit losses	(3,341,384)	(3,286,991)
Accounts receivable, net	$622,778	$267,165

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Movement of allowance for credit losses are as follows:

	September 30,	June 30,
	2024	2024
Beginning balance	$3,286,991	$3,288,740
Provision for credit losses, net of recovery	-	17,667
Write-off/recovery	-	(17,303)
Exchange rate effect	54,393	(2,113)
Ending balance	$3,341,384	$3,286,991

For the years ended June 30, 2024, the provision for doubtful accounts and write-off was $17,667 and $17,303 respectively. There was no provision for doubtful accounts and write-off for the year ended September 30, 2024.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	September 30,	June 30,
	2024	2024
Advances to customers*	$6,978,426	$6,849,309
Employee business advances	-	2
Total	6,978,426	6,849,311
Less: allowances for credit losses	(6,977,802)	(6,848,699)
Other receivables, net	$624	$612

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization,. It was recorded as an Advance to customers. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3 million, and there was no change in the fiscal year 2024 and for the three months ended September 30 2024.

Movement of allowance for credit losses are as follows:

	September 30,	June 30,
	2024	2024
Beginning balance	$6,848,699	$6,994,212
Increase	-	21,348
Less: write-off	-	(160,000)
Exchange rate effect	129,103	(6,861)
Ending balance	$6,977,802	$6,848,699

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	September 30,	June 30,
	2024	2024
Freight fees (1)	$300,054	$300,051
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$54	$51

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2024 to September 30, 2024. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2024 and for the three months ended September 30, 2024.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	September 30,	June 30,
	2024	2024
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	230,328	231,707
Total	$242,257	$243,636

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	September 30,	June 30,
	2024	2024
Rental and utilities deposits	$105,372	$206,692
Less: allowances for deposits	(8,431)	(8,142)
Other long-term assets- deposits, net	$96,941	$198,550

Movements of allowance for deposits are as follows:

	September 30,	June 30,
	2024	2024
Beginning balance	$8,142	$8,157
Provision for expected credit losses, net of recovery	-	50,000
Less: Write-off	-	(50,000)
Exchange rate effect	289	(15)
Ending balance	$8,431	$8,142

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	September 30,	June 30,
	2024	2024
Motor vehicles	$383,213	$383,213
Computer equipment	55,887	82,421
Office equipment	60,035	59,015
Furniture and fixtures	53,703	96,013
System software	106,496	102,843
Leasehold improvements	60,731	58,648
Mining equipment	-	922,439

Total	720,065	1,704,592

Less: Impairment reserve	(110,964)	(997,209)
Less: Accumulated depreciation and amortization	(443,187)	(523,744)
Property and equipment, net	$165,914	$183,639

Depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 were $17,919 and $38,127, respectively. No impairment loss was recorded for the three months ended September 30, 2024 and 2023.

A batch of fixed assets were disposed of in this period, the original value of this batch of fixed assets is $993,525，the amount of accumulated depreciation is $107,280. This batch of fixed assets has been fully impaired in previous periods, therefore, the impairment reserve of $886,245 was written off.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	June 30,
	2024	2024
Salary and reimbursement payable	$587,381	$133,182
Professional fees and other expense payable	1,048,655	849,592
Interest payable	4,872	4,872
Others	64,844	49,541
Total	$1,705,752	$1,037,187

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

For the three months ended September 30, 2024 and 2023, interest expenses related to the aforementioned notes amounted to nil and $21,917, respectively.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

The Company has several lease agreements with lease terms ranging from two to five years. As of September 30, 2024, ROU assets and lease liabilities amounted to $56,870 and $244,487 (including $153,365 from lease liabilities current portion and $91,122 from lease liabilities non-current portion), respectively and weighted average discount rate was approximately 10.74%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.64 years.

For the three months ended September 30, 2024 and 2023, rent expense amounted to approximately $478,444 and $160,489, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount

2025	$172,249
2026	95,668
Total lease payments	267,917
Less: Interest	23,430
Present value of lease liabilities	$244,487

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

For the Three Months ended September 30, 2024

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

For the Three Months ended September 30, 2024

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

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2024

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2024	1,208,849	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of September 30, 2024	1,208,849	$44.05
Warrants exercisable, as of September 30, 2024	1,208,849	$44.05

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants -292,200	18,100	$18.3	1.01 years
2021 warrants -1,593,149	1,190,749	$49.4	1.81 years

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

During the three months ended September 30, 2024 and 2023, There was no stock-based compensation expense recorded.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	September 30,	June 30,
	2024	2024
Trans Pacific Shanghai	$(1,557,671)	$(1,532,527)
Brilliant Warehouse	(1,251,513)	(1,215,106)
Total	$(2,809,184)	$(2,747,633)

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

For the Three Months ended September 30, 2024

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

For the Three Months ended September 30, 2024

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

Note 16. INCOME TAXES

The Company’s income tax expenses for three months ended September 30, 2024 and 2023 are as follows:

For the three months Ended September 30
	2024	2023
Current
U.S.	$-	$-
PRC	-	-
Total income tax expenses	-	-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

The Company’s deferred tax assets are comprised of the following:

	September 30, 2024	June 30, 2024
Allowance for credit losses
U.S.	$1,212,000	$1,212,000
PRC	1,708,000	1,649,000

Net operating loss
U.S.	8,977,000	9,920,000
PRC	1,439,000	1,515,000
Total deferred tax assets	13,336,000	14,296,000
Valuation allowance	(13,336,000)	(14,296,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $47,200,000 as of June 30, 2024, which may reduce future federal taxable income. During the three months ended September 30, 2024, approximately $1,000,000 of NOL was generated and the tax benefit derived from such NOL was approximately $210,000. As of September 30, 2024, the Company’s cumulative NOL amounted to approximately $48,200,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,062,000 million as of June 30, 2024 which was mainly from net loss. During the three months ended September 30, 2024, additional NOL of approximately $55,000 was generated. As of September 30, 2024, the Company’s cumulative NOL amounted to approximately $2,117,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2024. The net decrease in valuation for the three months ended September 30, 2024 amounted to approximately $960,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	September 30,	June 30,
	2024	2024
VAT tax payable	$1,068,993	$1,030,363
Corporate income tax payable	2,194,567	2,121,724
Others	57,064	54,806
Total	$3,320,624	$3,206,893

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Note 17. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2024, one customer accounted for 92.3% of the Company’s gross revenues. As of September 30, 2024, two customers accounted for 82.7% and 12.8% of the Company’s accounts receivable, net.

For the three months ended September 30, 2023, one customer accounted for 78.3% of the Company’s gross revenues. As of September 30, 2023, three customers accounted for 34.5%, 21.2% and 10.8% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended September 30, 2024, three suppliers accounted for approximately 32.8%, 21.4% and 20.9% of the total gross purchases.

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

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the three months ended September 30, 2024, the Company operated in one segment, freight logistics services, which had operations in PRC. For the three months ended September 30, 2024, the Company did not sell crypto-mining machines.

The following tables present summary information by segment for the three months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30, 2024
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$501,402	$-	$501,402
Cost of revenues	$773,317	$-	$773,317
Gross profit	$(271,915)	$-	$(271,915)
Depreciation and amortization	$17,919	$-	$17,919
Total capital expenditures	$-	$-	$-
Gross margin%	(54.2)%	-	(54.2)%

	For the Three Months Ended September 30, 2023
	Freight Logistics Services	Crypto-mining equipment sales	Total
Net revenues	$895,926	$-	$895,926
Cost of revenues	$1,002,949	$-	$1,002,949
Gross profit	$(107,023)	$-	$(107,023)
Depreciation and amortization	$37,770	$357	$38,127
Total capital expenditures	$-	$-	$-
Gross margin%	(11.9)%	100.0%	(11.9)%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

Total assets as of:

	September 30,	June 30,
	2024	2024
Freight Logistic Services	$18,926,346	$18,728,039
Total Assets	$18,926,346	$18,728,039

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
PRC	$501,402	$700,656
U.S.	-	195,270
Total revenues	$501,402	$895,926

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of September 30, 2024 and June 30, 2024, the outstanding amounts due from related parties consist of the following:

	September 30,	June 30,
	2024	2024
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$396,549	$382,949
Shanghai Baoyin Industrial Co., Ltd (2)	1,103,860	1,066,003
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Less: allowance for doubtful accounts	(2,173,833)	(2,122,376)
Total	$-	$-

(1)	As of September 30, 2024 and June 30, 2024, the Company advanced $396,549 and $382,949 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $396,549 and $382,949 for the balance of the receivable as of September 30, 2024 and June 30, 2024, and the allowance changes as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2024

(2)	As of September 30, 2024 and June 30, 2024, the Company advanced approximately $1,103,860 and $1,066,003 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of September 30, 2024 and June 30, 2024, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the balance of the receivable as of September 30, 2024 and June 30, 2024.

Accounts payable- related parties

As of June 30, 2024, the Company had accounts payable to Rich Trading Co. Ltd of $63,434. And there was no change as of September 30, 2024.

Other payable - related party

As of September 30, 2024 and June 30, 2024, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $26,920 and $25,997. These payments were made on behalf of the Company for the daily business operational activities.

As of September 30, 2024 and June 30, 2024, the Company had accounts payable to $206,103 and $199,034 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Note 20. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which the consolidated financial statements were issued, the Company did not identify any subsequent events that require recognition and disclosure in the consolidated financial statements.

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

We are currently operating through our subsidiary Trans Pacific Shipping Limited. As of July 31, 2024, we have terminated the operations of our subsidiaries Gorgeous Trading Ltd. and Brilliant Warehouse Service Inc. Our range of services are mainly transportation.

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

Recent Developments

We are currently exploring new business opportunities while continuing to provide freight logistics services. On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited. (“New Energy”) in New York for to engage in the solar panel commodity trading business (the “Solar Panel Business”). In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the Solar Panel Business.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended September 30,
	2024		2023		Change
	US$	%	US$	%	US$	%
Revenues	501,402	100.0%	895,926	100.0%	(394,524)	(44.0)%
Cost of revenues	773,317	154.2%	1,002,949	111.9%	(229,632)	(22.9)%
Gross margin	(54.2)%	N/A	(11.9)%	N/A	(42.3)%	N/A
Selling expenses	62,981	12.6%	55,853	6.2%	7,128	12.8%
General and administrative expenses	690,556	137.7%	2,054,153	229.3%	(1,363,597)	(66.4)%
Impairment loss of Cryptocurrencies	-	-	72,179	8.1%	(72,179)	(100.0)%
Provision for credit losses, net	-	-	48,618	5.4%	(48,618)	(100.0)%
Total costs and expenses	1,526,854	304.5%	3,233,752	360.9%	(1,706,898)	(52.8)%

Revenues

The following tables present summary information by segments for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$501,402	$-	$501,402
Cost of revenues	$773,317	$-	$773,317
Gross loss	$(271,915)	$-	$(271,915)
Depreciation and amortization	$17,919	$-	$17,919
Total capital expenditures	$-	$-	$-
Gross margin	(54.2)%	-	(54.2)%

	For the Three Months Ended September 30, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$895,926	$-	$895,926
Cost of revenues	$1,002,949	$-	$1,002,949
Gross loss	$(107,023)	$-	$(107,023)
Depreciation and amortization	$37,770	$357	$38,127
Total capital expenditures	$-	$-	$-
Gross margin	(11.9)%	-	(11.9)%

	% Changes For the Three Months Ended September 30, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(44.0)%	-	(44.0)%
Cost of revenues	(22.9)%	-	(22.9)%
Gross profit	154.1%	-	154.1%
Depreciation and amortization	(52.6)%	(100.0)%	(53.0)%
Total capital expenditures	-	-	-%
Gross margin	(42.3)%	-	(42.3)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
PRC	$501,402	$700,656
U.S.	-	195,270
Total revenues	$501,402	$895,926

Revenues decreased by $394,524, or approximately 44.0%, to $501,402 for the three months ended September 30, 2024 from $895,926 for the same period in 2023. The decrease was mainly caused by shipping revenue decline from our U.S. subsidiary, Brilliant Warehouse, in $195,270 and from our PRC subsidiaries in $199,254 due to the business volume reduce.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $773,317 for the three months ended September 30, 2024, a decrease of $229,632, or approximately 22.9%, as compared to $1,002,949 for the same period in 2023. The decrease was in line with the decline in revenue.

Our gross margin was (54.2%) and (11.9%) for the three months ended September 30, 2024 and 2023, respectively. This decrease in gross margin was mainly due to decreased revenue from our freight logistics business.

Operating Costs and Expenses

Operating costs and expenses decreased by $1,706,898 or approximately 52.8% from $ 1,526,854 for three months ended September 30, 2024 compared to $3,233,752 for the same period in 2023. This decrease was mainly due to the decrease in general and administrative expenses, impairment loss of Cryptocurrencies and provision for doubtful accounts as more fully discussed below.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended September 30, 2024, we had $62,981 in selling expenses, as compared to $55,853 for the same period in 2023, which represents an increase of $7,128 or approximately 12.8%. The increase was mainly due to an increase in salaries as we added to employees and incurred increased marketing expenses for the freight logistics segment for our sales team.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended September 30, 2024, we had $690,556 of general and administrative expenses, as compared to $2,054,153 for the same period in 2023, representing a decrease of $1,363,597, or approximately 66.4%. The decrease was mainly due to the decreased professional fees of approximately $647,039 which are mainly included auditor fee, lawyer fee and consulting fee. On the other hand, other employee expense was reduced by $541,343 due to the labor compensation of $500,000 was paid in the same period of last year.

Provision for doubtful accounts, net

Our total bad debt expenses amounted to nil and $48,618 for the three months ended September 30, 2024 and 2023, which was mainly due to the bad debt provision in $50,000 for the deposit of the early termination of the lease agreement in, Jericho, New York for the same period in 2023.

Impairment Loss of Cryptocurrencies

We recorded an impairment of nil and $72,179 for the three months ended September 30, 2024 and 2023, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Other Income(Expenses), Net

Other income, net was $21,117 for the three months ended September 30, 2024, which mainly consisted of interest income of $38,484, compared to $21,917 of interest expenses and $56,042 of exchange loss for the same period in 2023.

Taxes

We did not record any income tax expense for both the three months ended September 30, 2024 and 2023.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $47,200,000 as of June 30, 2024, which may reduce future federal taxable income. During the three months ended September 30, 2024, approximately $1,000,000 of NOL was generated and the tax benefit derived from such NOL was approximately $210,000. As of September 30, 2024, the Company’s cumulative NOL amounted to approximately $48,200,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,062,000 as of June 30, 2024 which was mainly from net loss. During the three months ended September 30, 2024, additional NOL of approximately $55,000 was generated. As of September 30, 2024, the Company’s cumulative NOL amounted to approximately $* which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2024. The net decrease in valuation for the three months ended September 30, 2024 amounted to approximately $960,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $1,004,335 for the three months ended September 30, 2024 compared to a net loss of $2,414,996 for the same period in 2023. After the deduction of non-controlling interest, net loss attributable to us was $961,789 for the three months ended September 30, 2024 compared to $2,290,185 for the same period in 2023. Comprehensive loss attributable to us was $1,072,055 for the three months ended September 30, 2024 compared to $2,167,204 for the same period in 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $17,740,908 in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the USA.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,145)	$(1,999,968)
Net cash provided by investing activities	$-	$49,969
Net cash used in financing activities	$-	$(5,403,424)
Net decrease in cash	$(9,145)	$(7,353,423)
Cash at the beginning of period	$17,736,059	$17,390,156
Effect of exchange rate fluctuations on cash	$13,994	$17,919
Cash at the end of period	$17,740,908	$10,054,652

The following table sets forth a summary of our working capital:

	September 30,	June 30,
	2024	2024	Variation	%
Total Current Assets	$18,606,621	$18,247,523	$359,098	2.0%
Total Current Liabilities	$6,715,146	$5,343,001	$1,372,145	25.7%
Working Capital	$11,891,475	$12,904,522	$(1,013,047)	(7.9)%
Current Ratio	2.77	3.42	(0.65)	(19.0)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2024, our working capital was approximately $11,891,475 and we had cash of approximately $17,740,908 in cash (including cash on hand and cash in bank). We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net cash used in operating activities was approximately $9,145 for the three months ended September 30, 2024. The operating cash outflow for the three months ended September 30, 2024 was primarily attributable to our net loss of approximately $1.0 million. We had an increase in accounts payable of approximately $585,260, and an increase in accrued expenses and other current liabilities of approximately $666,166 offset by an increase in accounts receivable of approximately $355,203.

Our net cash used in operating activities was approximately $2.0 million for the three months ended September 30, 2023. The operating cash outflow for the three months ended September 30, 2023 was primarily attributable to our net loss of approximately $2.4 million adjusted by non-cash lease expense of $0.1 million and impairment loss of cryptocurrencies of $0.1 million.

Investing Activities

We did not have any investing activities for the three months ended September 30, 2024.

Net cash provided by investing activities was approximately $0.05 million for the three months ended September 30, 2023 due to repayments from related parties from Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is owned by Mr. Qinggang Wang.

Financing Activities

We did not have any financing activities for the three months ended September 30, 2024.

Net cash used in financing activities for the three months ended September 30, 2023 was $5.4 million due to the repayment of $5 million of convertible notes and the accrued interest of $403,424.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 (describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

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

As of September 30, 2024, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigations

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

On June 17, 2024, the Company received a subpoena from the SEC requesting the production of certain documents related to an investigation by the SEC regarding the Restatements (the “Investigation”). Because the Investigation is at an early stage, the Company cannot predict its outcome, duration, or any potential consequences at this time. The SEC has not advised the Company that it has concluded any legal violation has occurred, but any Investigation potentially could result in government enforcement actions and civil and/or criminal sanctions under relevant laws. The Company intends to cooperate with the SEC with respect to the Investigation.

Except as set forth above, there have been no other material development in the legal proceedings that the Company is a party. For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to the legal proceedings disclosed in our 2024 Form 10-K.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on October 15, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

November 14, 2024	By:	/s/ Ziyuan Liu
Ziyuan Liu
Chief Executive Officer

November 14, 2024	By:	/s/ Ying Cao
Ying Cao
Chief Financial Officer