Form 10-Q
period 2024-12-31
Singularity Future Technology Ltd.
filed 2025-02-19
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 19, 2025, the Company had 4,203,492 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	December 31,	June 30,
	2024	2024
Assets
Current assets
Cash	$15,248,528	$14,641,967
Restricted cash	3,016,913	3,094,092
Accounts receivable, net	349,169	267,165
Other receivables, net	14,855	612
Advances to suppliers - third parties	13,686	51
Due from related party	3,288	-
Prepaid expenses and other current assets	241,796	243,636
Total Current Assets	18,888,235	18,247,523

Property and equipment, net	146,149	183,639
Right-of-use assets	-	98,327
Other long-term assets – deposits	84,955	198,550
Total Assets	$19,119,339	$18,728,039

Current Liabilities
Deferred revenue	$66,265	$66,423
Accounts payable	884,540	566,770
Accounts payable – related party	63,434	63,434
Lease liabilities – current	-	177,263
Taxes payable	3,279,386	3,206,893
Due to related party	347,339	225,031
Accrued expenses and other current liabilities	2,548,318	1,037,187
Total current liabilities	7,189,282	5,343,001

Lease liabilities - noncurrent	-	131,355

Total liabilities	7,189,282	5,474,356

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 3,503,492 and 17,715,526 shares issued and outstanding as of December 31, 2024 and June 30,2024, respectively	104,192,048	104,192,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(91,974,552)	(90,684,966)
Accumulated other comprehensive income	147,630	159,272
Total Stockholders’ Equity attributable to controlling shareholders of the Company	14,700,088	16,001,316

Non-controlling Interest	(2,770,031)	(2,747,633)

Total Equity	11,930,057	13,253,683

Total Liabilities and Equity	$19,119,339	$18,728,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31
	2024	2023	2024	2023

Net revenues	$474,624	$961,240	$976,026	$1,857,166
Cost of revenues	(464,100)	(976,876)	(1,237,417)	(1,979,825)
Gross profit (loss)	10,524	(15,636)	(261,391)	(122,659)

Selling expenses	(62,769)	(56,075)	(125,750)	(111,928)
General and administrative expenses	(632,262)	(1,145,730)	(1,322,818)	(3,199,883)
Impairment loss of cryptocurrencies	-	-	-	(72,179)
Provision for credit losses, net	-	(6,992)	-	(55,610)
Total operating expenses	(695,031)	(1,208,797)	(1,448,568)	(3,439,600)

Operating loss	(684,507)	(1,224,433)	(1,709,959)	(3,562,259)

(Loss) Gain from disposal of subsidiary	(1,030)	62,384	(1,030)	62,384
Other incomes (expenses), net	348,207	(6,494)	369,324	(83,664)

Net loss before provision for income taxes	(337,330)	(1,168,543)	(1,341,665)	(3,583,539)

Income tax expense	-	-	-	-

Net loss	(337,330)	(1,168,543)	(1,341,665)	(3,583,539)

Net (loss) income attributable to non-controlling interest	(9,533)	(57,814)	(52,079)	(182,625)

Net loss attributable to shareholders of the Company.	$(327,797)	$(1,110,729)	$(1,289,586)	$(3,400,914)

Comprehensive loss
Net loss	$(337,330)	$(1,168,543)	$(1,341,665)	$(3,583,539)
Other comprehensive income (expense) – foreign currency	147,308	(78,237)	18,039	70,681
Comprehensive loss	(190,022)	(1,246,780)	(1,323,626)	(3,512,858)
Less: Comprehensive (loss) income attributable to non-controlling interest	39,152	10,547	(22,398)	(88,328)
Comprehensive loss attributable to shareholders of the Company	$(229,174)	$(1,257,327)	$(1,301,228)	$(3,424,530)

Loss per share
Basic and diluted	$(0.09)	$(0.06)	$(0.37)	$(0.19)

Weighted average number of common shares used in computation
Basic and diluted	3,503,492	17,515,526	3,503,492	17,556,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	$-	17,715,526	$94,332,048	$2,334,962	(200,000)	$(85,576,438)	$90,236	$(2,219,941)	$8,960,867
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(200,000)	-	-	200,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	$-	17,515,526	$94,332,048	$2,334,962	-	$(87,866,623)	$213,217	$(2,318,815)	$6,694,789
Foreign currency translation	-	-	-	-	-	-	-	(47,723)	(30,514)	(78,237)
Net loss	-	-	-	-	-	-	(1,110,729)	-	(57,814)	(1,168,543)
BALANCE, December 31, 2023	-	$-	17,515,526	$94,332,048	$2,334,962	-	$(88,977,352)	$165,494	$(2,407,143)	$5,448,009

	Preferred Stock		Common Stock		Additional paid-in	Shares to	Accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	be cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2024	-	$-	3,503,492	$104,192,048	$2,334,962	-	$(90,684,966)	$159,272	$(2,747,633)	$13,253,683
Foreign currency translation	-	-	-	-	-	-	-	(110,265)	(19,005)	(129,270)
Net loss	-	-	-	-	-	-	(961,789)	-	(42,546)	(1,004,335)
BALANCE, September 30, 2024	-	$-	3,503,492	$104,192,048	$2,334,962	-	$(91,646,755)	$49,007	$(2,809,184)	$12,120,078
Foreign currency translation	-	-	-	-	-	-	-	98,623	48,686	147,309
Net loss	-	-	-	-	-	-	(327,797)	-	(9,533)	(337,330)
BALANCE, December 31, 2024	-	$-	3,503,492	$104,192,048	$2,334,962	-	$(91,974,552)	$147,630	$(2,770,031)	$11,930,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Six Months Ended December 31,
	2024	2023
Operating Activities
Net loss	$(1,341,665)	$(3,583,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,423	76,051
Non-cash lease expense	98,227	81,882
Provision for expected credit losses, net	-	55,610
Impairment loss of cryptocurrencies	-	72,179
Loss on disposal of fixed assets	1,042	-
Loss (Gain) on disposal of subsidiaries	1,030	(62,384)
Gain on disposal of ROU	(354,108)	-
Interest expenses related to convertible notes	-	21,917
Changes in assets and liabilities
Accounts receivable	(93,944)	(53,622)
Other receivables	(33,897)	97,982
Advances to suppliers - third parties	(13,870)	110,526
Prepaid expenses and other current assets	1,840	3,197
Other long-term assets – deposits	113,102	(2,496,197)
Deferred revenue	266	(1,602)
Refund payable		-
Accounts payable	322,881	98,909
Taxes payable	102,986	(122,175)
Lease liabilities	45,590	(154,259)
Accrued expenses and other current liabilities	1,511,975	(32,232)
Net cash provided by (used in) operating activities	397,878	(5,887,757)

Investing Activities
Acquisition of property and equipment	-	(589)
Repayment from related parties	-	(25,362)
Net cash used in investing activities	-	(25,951)

Financing Activities
Repayment of convertible notes	-	(5,000,000)
Payment of accrued interest related to convertible notes	-	(403,424)
Net cash used in financing activities	-	(5,403,424)

Net increase (decrease) in cash and restricted cash	397,878	(11,317,132)

Cash at beginning of period	17,736,059	17,390,156

Effect of exchange rate fluctuations on cash and restricted cash	131,504	81,412

Cash and restricted cash at end of period	$18,265,441	$6,154,436

Representing:
Cash, end of period	$15,248,528	$3,154,436
Restricted cash, end of period	$3,016,913	$3,000,000
Total cash and restricted cash, end of period	$18,265,441	$6,154,436

Non-cash transactions of operating and investing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

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

As of December 31, 2024, the Company’s subsidiaries included the following:

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

For the Six Months ended December 31, 2024

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

For the Six Months ended December 31, 2024

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

The exchange rates as of December 31, 2024 and June 30, 2024 and for the three and six months ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	June 30, 2024	Three months ended December 31,		Six months ended December 31,
Foreign currency	Balance Sheet	Balance Sheet	2024 Profit/Loss	2023 Profit/Loss	2024 Profit/Loss	2023 Profit/Loss
RMB:1USD	7.2994	7.2674	7.1875	7.2061	7.1754	7.2206
HKD:1USD	7.7681	7.8082	7.7748	7.8141	7.7873	7.8196

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Australia, Hong Kong and the U.S. As of December 31, 2024 and June 30, 2024, cash balances of $31,155 and $107,844, respectively, were maintained at financial institutions in the PRC. Nil and $27,798 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of, December 31, 2024 and June 30, 2024, cash balances of $746,409 and $60,682, respectively, were maintained at U.S. financial institutions. $191,976 and nil of these U.S. account balances are not covered by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2024 and June 30, 2024, cash balances of $66,395 and $65,997, respectively, were maintained at financial institutions in Hong Kong which are all covered by insurance. As of December 31, 2024 and June 30, 2024, a cash balance of $14,404,155 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of December 31, 2024 and June 30, 2024, amount of deposits the Company had covered by insurance amounted to $651,982 and $206,725, respectively.

Restricted Cash

As of December 31, 2024 and June 30, 2024, our restricted balance was $3.02 million and $3.09 million. The restricted was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023 and matured on November 13, 2024 with an annual interest rate of 4.880%. After the deposit matured in November 2024, the principal portion of the deposit will continue to be deposited and the maturity date will be extended to December 5, 2025, with the interest rate reduced to 4.188%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

(f) Receivables and Allowance for Credit Losses

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and six months ended December 31, 2024 and 2023, no impairments were recorded.

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

For the Six Months ended December 31, 2024

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

On January 10, 2020, the Company entered into a cooperation agreement with Mr. Shanming Liang, a shareholder of the Company, to set up a joint venture in New York named LSM Trading Ltd., (“LSM”) in which the Company holds a 40% equity interest. Mr. Shanming Liang subsequently transferred his shares to Guanxi Golden Bridge Industry Group Co. Ltd. in October 2021. As of June 30, 2023, the Company invested $210,000 and recorded $81,640 investment loss in LSM. The joint venture has not started its operations due to COVID-19.As we could not obtain the financial information of the investee, we determined to provide a full impairment of our equity investment. The Company recorded a $128,360 impairment loss for the year ended June 30, 2023. And no impairments were recorded for the years ended December 31, 2024.

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

For the Six Months ended December 31, 2024

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $66,265 and $66,423 as of December 31, 2024 and June 30, 2024, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Freight logistics services	474,624	961,240	976,026	1,857,166
Total	$474,624	$961,240	$976,026	$1,857,166

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
PRC	$474,624	$837,763	$976,026	$1,538,419
U.S.	-	123,477	-	318,747
Total revenues	$474,624	$961,240	$976,026	$1,857,166

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2024 and June 30, 2024.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

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

For the three and six months ended December 31, 2024 and 2023, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

For the Six Months ended December 31, 2024

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

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	December 31, 2024	June 30, 2024
Beginning balance	$-	$72,179
Impairment loss	-	(72,179)
Ending balance	$-	$-

The Company recorded nil impairment loss for the three and six months ended December 31, 2024. There was $72,179 impairment loss for the year ended June 30, 2024. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	December 31, 2024	June 30, 2024
Trade accounts receivable	$3,630,582	$3,554,156
Less: allowances for credit losses	(3,281,413)	(3,286,991)
Accounts receivable, net	$349,169	$267,165

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Movement of allowance for credit losses are as follows:

	December 31,	June 30,
	2024	2024
Beginning balance	$3,286,991	$3,288,740
Provision for credit losses, net of recovery	-	17,667
Write-off/recovery	-	(17,303)
Exchange rate effect	(5,578)	(2,113)
Ending balance	$3,281,413	$3,286,991

For the years ended June 30, 2024, the provision for credit losses and write-off was $17,667 and $17,303 respectively. There was no provision for credit losses and write-off for the three and six months ended December 31, 2024.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	December 31,	June 30,
	2024	2024
Advances to customers*	$6,847,579	$6,849,309
Employee business advances	-	2
Total	6,847,579	6,849,311
Less: allowances for credit losses	(6,832,724)	(6,848,699)
Other receivables, net	$14,855	$612

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization,. It was recorded as an Advance to customers. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3 million, and there was no change in the fiscal year 2024 and for the three and six months ended December 31, 2024.

Movement of allowance for credit losses are as follows:

	December 31,	June 30,
	2024	2024
Beginning balance	$6,848,699	$6,994,212
Increase	-	21,348
Less: write-off	-	(160,000)
Exchange rate effect	(15,975)	(6,861)
Ending balance	$6,832,724	$6,848,699

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	December 31,	June 30,
	2024	2024
Freight fees (1)	$313,686	$300,051
Less: allowances for credit losses	(300,000)	(300,000)
Advances to suppliers-third parties, net	$13,686	$51

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2024 to September 30, 2024. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2024 and for the three and six months ended December 31, 2024.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	December 31,	June 30,
	2024	2024
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	229,867	231,707
Total	$241,796	$243,636

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	December 31,	June 30,
	2024	2024
Rental and utilities deposits	$93,061	$206,692
Less: allowances for deposits	(8,106)	(8,142)
Other long-term assets- deposits, net	$84,955	$198,550

Movements of allowance for deposits are as follows:

	December 31,	June 30,
	2024	2024
Beginning balance	$8,142	$8,157
Provision for expected credit losses, net of recovery	-	50,000
Less: Write-off	-	(50,000)
Exchange rate effect	(36)	(15)
Ending balance	$8,106	$8,142

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s net property and equipment as follows:

	December 31,	June 30,
	2024	2024
Motor vehicles	$383,213	$383,213
Computer equipment	52,591	82,421
Office equipment	58,889	59,015
Furniture and fixtures	28,654	96,013
System software	102,392	102,843
Leasehold improvements	58,390	58,648
Mining equipment	-	922,439

Total	684,129	1,704,592

Less: Impairment reserve	(90,758)	(997,209)
Less: Accumulated depreciation and amortization	(447,222)	(523,744)
Property and equipment, net	$146,149	$183,639

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Movement of impairment for property and equipment is as follows:

	December 31,	June 30,
	2024	2024
Beginning balance	$997,209	$1,233,521
Less: Write-off	(906,451)	(236,312)
Ending balance	$90,758	$997,209

Depreciation and amortization expenses for the three months ended December 31, 2024 and 2023 were $18,504 and $37,924, respectively. Depreciation and amortization expenses for the six months ended December 31, 2024 and 2023 were $36,423 and $76,051, respectively. No impairment loss was recorded for the three and six months ended December 31, 2024 and 2023.

A batch of fixed assets were disposed of for the six months ended December 31, 2024, the original value of this batch of fixed assets is $ 1,019,161, the amount of accumulated depreciation is $111,668. Most of the fixed assets has been fully impaired in previous periods, therefore, the impairment reserve of $906,451 was written off, and the loss on disposal of fixed assets was $1,042.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,	June 30,
	2024	2024
Salary and reimbursement payable	$432,237	$133,182
Professional fees and other expense payable	2,091,649	849,592
Interest payable	4,872	4,872
Others	19,560	49,541
Total	$2,548,318	$1,037,187

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

For the three and six months ended December 31, 2023, interest expenses related to the aforementioned notes amounted to nil and $21,917, respectively. There was no interest expenses recorded for the three and six months ended December 31, 2024.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

The Company has several lease agreements with lease terms ranging from two to five years. As of December 31, 2024, all of the Company’s lease agreements have expired or terminated early, the balance of ROU assets and lease liabilities amounted to nil.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

For the three months ended December 31, 2024 and 2023, rent expense amounted to approximately $127,936 and $135,299, respectively. For the six months ended December 31, 2024 and 2023, rent expense amounted to approximately $261,147 and $295,788, respectively.

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

For the Six Months ended December 31, 2024

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

For the Six Months ended December 31, 2024

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

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2024

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2024	1,208,849	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of December 31, 2024	1,208,849	$44.05
Warrants exercisable, as of December 31, 2024	1,208,849	$44.05

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants -292,200	18,100	$18.3	1.01 years
2021 warrants -1,593,149	1,190,749	$49.4	1.81 years

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

During the three and six months ended December 31, 2024 and 2023, there was no stock-based compensation expense recorded.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	December 31,	June 30,
	2024	2024
Trans Pacific Shanghai	$(1,518,069)	$(1,532,527)
Brilliant Warehouse	(1,251,962)	(1,215,106)
Total	$(2,770,031)	$(2,747,633)

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

For the Six Months ended December 31, 2024

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

For the Six Months ended December 31, 2024

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

Note 16. INCOME TAXES

The Company’s income tax expenses for three and six months ended December 31, 2024 and 2023 are as follows:

	For the three months Ended December 31		For the six months Ended December 31
	2024	2023	2024	2023
Current
U.S.	$-	$-	$-	$-
PRC	-	-	-	-
Total income tax expenses	$-	-	$-	$-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

The Company’s deferred tax assets are comprised of the following:

	December 31, 2024	June 30, 2024
Allowance for credit losses
U.S.	$1,212,000	$1,212,000
PRC	1,642,000	1,649,000

Net operating loss
U.S.	9,033,000	9,920,000
PRC	1,459,000	1,515,000
Total deferred tax assets	13,346,000	14,296,000
Valuation allowance	(13,346,000)	(14,296,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $47,200,000 as of June 30, 2024, which may reduce future federal taxable income. During the three and six months ended December 31, 2024, approximately $200,000 and $1,200,000 of NOL was generated and the tax benefit derived from such NOL was approximately $42,000 and $252,000. As of December 31, 2024, the Company’s cumulative NOL amounted to approximately $48,400,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,062,000 million as of June 30, 2024 which was mainly from net loss. During the three and six months ended December 31, 2024, additional NOL of approximately $81,000 and $136,000 was generated. As of December 31, 2024, the Company’s cumulative NOL amounted to approximately $2,198,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of December 31, 2024. The net increase in valuation for the three months ended December 31, 2024 amounted to approximately $10,000, and the net decrease in valuation for the six months ended December 31, 2024 amounted to approximately $950,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	December 31,	June 30,
	2024	2024
VAT tax payable	$1,027,853	$1,030,363
Corporate income tax payable	2,113,184	2,121,724
Others	138,349	54,806
Total	$3,279,386	$3,206,893

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Note 17. CONCENTRATIONS

Major Customers

For the three months ended December 31, 2024, one customer accounted for 100% of the Company’s gross revenues. For the six months ended December 31, 2024, one customer accounted for 96.0% of the Company’s gross revenues. As of December 31, 2024, two customers accounted for 69.1% and 22.8% of the Company’s accounts receivable, net.

For the three months ended December 31, 2023, one customer accounted for 69.1% of the Company’s gross revenues. For the six months ended December 31, 2023, one customer accounted for 73.8% of the Company’s gross revenues. As of December 31, 2023, two customers accounted for 63.3% and 20.1% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended December 31, 2024, three suppliers accounted for approximately 43.71%, 18.68% and 18.45% of the total gross purchases. For the six months ended December 31, 2024, three suppliers accounted for approximately 29.5%, 20.5% and 13.3% of the total gross purchases.

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

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the six months ended December 31, 2024, the Company operated in one segment, freight logistics services, which had operations in both the United States and PRC. For the six months ended December 31, 2024, the Company did not sell crypto-mining machines.

The following tables present summary information by segment for the three and six months ended December 31, 2024 and 2023, respectively:

	For the Three Months Ended December 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$474,624	$-		$474,624
Cost of revenues	$464,100	$-		$464,100
Gross profit	$10,524	$-		$10,524
Depreciation and amortization	$18,504	$-		$18,504
Total capital expenditures	$-	$-	$
Gross margin%	2.2%	-		2.2%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

	For the Three Months Ended December 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$961,240	$-	$961,240
Cost of revenues	$976,876	$-	$976,876
Gross profit	$(15,636)	$-	$(15,636)
Depreciation and amortization	$37,567	$357	$37,924
Total capital expenditures	$589	$-	$589
Gross margin%	(1.6)%	-	(1.6)%

	For the Six Months Ended December 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$976,026	$-	$976,026
Cost of revenues	$1,237,417	$-	$1,237,417
Gross profit	$(261,391)	$-	$(261,391)
Depreciation and amortization	$36,423	$-	$36,423
Total capital expenditures	$-	$-	$-
Gross margin%	(26.8)%	-	(26.8)%

	For the Six Months Ended December 31, 2023
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$1,857,166	$-	$1,857,166
Cost of revenues	$1,979,825	$-	$1,979,825
Gross profit	$(122,659)	$-	$(122,659)
Depreciation and amortization	$75,338	$713	$76,051
Total capital expenditures	$589	$-	$589
Gross margin%	(6.6)%	-	(6.6)%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

Total assets as of:

	December 31,	June 30,
	2024	2024
Freight Logistic Services	$19,119,339	$18,728,039
Total Assets	$19,119,339	$18,728,039

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
PRC	$474,624	$837,763	$976,026	$1,538,419
U.S.	-	123,477	-	318,747
Total revenues	$474,624	$961,240	$976,026	$1,857,166

Note 19. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of December 31, 2024 and June 30, 2024, the outstanding amounts due from related parties consist of the following:

	December 31,	June 30,
	2024	2024
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$381,266	$382,949
Shanghai Baoyin Industrial Co., Ltd (2)	1,064,606	1,066,003
LSM Trading Ltd (3)	570,000	570,000
Rich Trading Co. Ltd (4)	103,424	103,424
Less: allowance for credit losses	(2,116,008)	(2,122,376)
Total	$3,288	$-

Movement of allowance for credit losses are as follows:

	December 31,	June 30,
	2024	2024
Beginning balance	$2,122,376	$2,138,276
Exchange rate effect	(6,368)	(15,900)
Ending balance	$2,116,008	$2,122,376

(1)	As of December 31, 2024 and June 30, 2024, the Company advanced $381,266 and $382,949 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $381,266 and $382,949 for the balance of the receivable as of December 31, 2024 and June 30, 2024, and the allowance changes as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Six Months ended December 31, 2024

(2)	As of December 31, 2024 and June 30, 2024, the Company advanced approximately $1,064,606 and $1,066,003 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided allowance of $1,061,318 and $1,066,003 for the balance of the receivable as of December 31, 2024 and June 30, 2024, and the allowance changes as a result of changes in exchange rates.

(3)	As of December 31, 2024 and June 30, 2024, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the balance of the receivable as of December 31, 2024 and June 30, 2024.

Accounts payable- related parties

As of June 30, 2024, the Company had accounts payable to Rich Trading Co. Ltd of $63,434. And there was no change as of December 31, 2024.

Other payable - related party

As of December 31, 2024 and June 30, 2024, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $25,883 and $25,997. These payments were made on behalf of the Company for the daily business operational activities.

As of December 31, 2024 and June 30, 2024, the Company had accounts payable to $321,457 and $199,034 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Note 20. SUBSEQUENT EVENTS

Civil Monetary Penalty

In March 2023, as a result of the incorrect accounting treatment of approximately $4.6 million of related party loan receivable in the fiscal year ended June 30, 2021 and the incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and the six months ended December 31, 2021, the Company filed an amendment to (1) the 2021 Form 10-K and (2) each of the 2021 Form 10-Qs .

On June 17, 2024, the Company received a subpoena issued by the Securities and Exchange Commission, requesting the production of certain documents related to the investigation by the SEC regarding the Restatements. On January 17, 2025, after cooperating with the SEC’s investigations, the Company reached a resolution with the SEC regarding the aforementioned matters.

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order dated January 17, 2025, with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls. Pursuant to the terms of the SEC Order, the Company will pay a civil monetary penalty of $350,000 to the SEC, comply with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and cease and desist any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder.

Registered Direct Offering

On January 24, 2025, the Company entered into certain securities purchase agreement with certain non-affiliated institutional investors pursuant to which the Company agreed to sell 700,000 shares of its Common Stock in a registered direct offering, for gross proceeds of approximately $1.14 million. The purchase price for each share of Common Stock is $1.63.

The Company currently intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on January 27, 2025.

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

Recent Developments

On November 16, 2024, Mr. Ziyun Liu resigned from his position as the chief executive officer of the Company and as a director of the board of directors of the Company. Mr. Ziyun Liu’s resignation was for personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 18, 2024, the Nominating and Corporate Governance Committee of the Board nominated and the Board appointed Ms. Jia Yang as the CEO of the Company and the chairwoman of the Board to fill the vacancy resulting from Mr. Ziyun Liu’s resignation. Ms. Yang has served as a vice president of the Company and a director of the Board since August 2024.

On November 18, 2024, the Nominating and Corporate Governance Committee of the Board nominated and the Board appointed Mr. Jinhao Pang as the manager of the Technology Department of the Company and an executive director of the Board.  There is no family relationship between Mr. Pang and any of our other officers and directors.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended December 31,
	2024		2023		Change
	US$	%	US$	%	US$	%

Revenues	474,624	100.0%	961,240	100.0%	(486,616)	(50.6)%
Cost of revenues	464,100	97.8%	976,876	101.6%	(512,776)	(52.5)%
Gross margin	2.2%	N/A	(1.6)%	N/A	3.8%	N/A
Selling expenses	62,769	13.2%	56,075	5.8%	6,694	11.9%
General and administrative expenses	632,262	133.2%	1,145,730	119.2%	(513,468)	(44.8)%
Provision for credit losses, net	-	-	6,992	0.7%	(6,992)	(100.0)%
Total costs and expenses	1,159,131	244.2%	2,185,673	227.4%	(1,026,542)	(47.0)%

Revenues

The following tables present summary information by segments for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31, 2024
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$474,624	$-	$474,624
Cost of revenues	$464,100	$-	$464,100
Gross profit	$10,524	$-	$10,524
Depreciation and amortization	$18,504	$-	$18,504
Total capital expenditures	$-	$-	$-
Gross margin	2.2%	-	2.2%

	For the Three Months Ended December 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$961,240	$-	$961,240
Cost of revenues	$976,876	$-	$976,876
Gross loss	$(15,636)	$-	$(15,636)
Depreciation and amortization	$37,567	$357	$37,924
Total capital expenditures	$589	$-	$589
Gross margin	(1.6)%	-	(1.6)%

	% Changes For the Three Months Ended December 31, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(50.6)%	-	(50.6)%
Cost of revenues	(52.5)%	-	(52.5)%
Gross profit	(167.3)%	-	(167.3)%
Depreciation and amortization	(50.7)%	(100.0)%	(51.2)%
Total capital expenditures	(100.0)%	-	(100.0)%
Gross margin	3.8%	-%	3.8%

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	December 31,	December 31,
	2024	2023
PRC	$474,624	$837,763
U.S.	-	123,477
Total revenues	$474,624	$961,240

Revenues decreased by $486,616, or approximately 50.6%, to $474,624 for the three months ended December 31, 2024 from $961,240 for the same period in 2023. The decrease was mainly caused by shipping revenue decline from our U.S. subsidiary, Brilliant Warehouse, in $123,477 and from our PRC subsidiaries in $363,139 due to the business volume reduce.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $464,100 for the three months ended December 31, 2024, a decrease of $512,776, or approximately 52.5%, as compared to $976,876 for the same period in 2023. The decrease was in line with the decline in revenue.

Our gross margin was 2.2% and (1.6%) for the three months ended December 31, 2024 and 2023, respectively. This increase in gross margin was mainly due to the introduction of lower priced suppliers during this period, resulting in a slight decrease in unit costs.

Operating Costs and Expenses

Operating costs and expenses decreased by $1,026,542 or approximately 47.0% from $2,185,673 for three months ended December 31, 2023 compared to for the same period in 2024. This decrease was mainly due to the decrease in general and administrative expenses as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended December 31, 2024, we had $632,262 of general and administrative expenses, as compared to $1,145,730 for the same period in 2023, representing a decrease of $513,468, or approximately 44.8%. The decrease was mainly due to the decreased employee and director remuneration of approximately $512,915 which mainly resulted in cost savings due to redundancy and salary reductions.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended December 31, 2024, we had $62,769 of selling expenses as compared to $56,075 for the same period in 2023, which represents an increase of $6,694 or approximately 11.9%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for credit losses, net

Our total bad debt expenses amounted to nil and $6,992 for the three months ended December 31, 2024 and 2023, mainly due to the provision for a few uncollectable accounts receivable.

Impairment Loss of Cryptocurrencies

We recorded impairments of nil for the three months ended December 31, 2024 and 2023, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Stock-based compensation was nil for the three months ended December 31, 2024 and 2023.

(Loss) Gain from disposal of subsidiary

On September 12, 2024, the Company dissolved its U.S. subsidiary SG link LLC. Total loss from disposal was approximately $1,030. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

On October 24, 2023, the Company dissolved its Ningbo Saimeinuo Web Technology Ltd. subsidiary. Total gain from disposal was approximately $62,384. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

Other Incomes (Expenses), Net

Other income net was $348,207 for the three months ended December 31, 2024, as compared to other expense of $6,494 for the same period in fiscal 2023. Gain on disposal of ROU of $354,108 is recognized this period due to the early termination of a lease agreement in Great Neck, New York, accordingly, the impairment of ROU recognized in previous years is reversed.

Taxes

We did not record any income tax expense for both the three months ended December 31, 2024 and 2023.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $48,200,000 as of September 30, 2024, which may reduce future federal taxable income. During the three months ended December 31, 2024, approximately $200,000 of NOL was generated and the tax benefit derived from such NOL was approximately $42,000. As of December 31, 2024, the Company’s cumulative NOL amounted to approximately $48,400,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,117,000 million as of September 30, 2024 which was mainly from net loss. During the three months ended December 31, 2024, additional NOL of approximately $81,000 was generated. As of December 31, 2024, the Company’s cumulative NOL amounted to approximately $2,198,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of December 31, 2024. The net decrease in valuation for the three months ended December 31, 2024 amounted to approximately $10,000 million, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $337,330 for the three months ended December 31, 2024 compared to a net loss of $1,168,543 for the same period in 2023. After the deduction of non-controlling interest, net loss attributable to us was $327,797 for the three months ended December 31, 2024 compared to $1,110,729 for the same period in 2023. Comprehensive loss attributable to us was $229,174 for the three months ended December 31, 2024 compared to $1,257,327 for the same period in 2023.

Comparison of the Six Months Ended December 31, 2024 and 2023

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Six Months Ended December 31,
	2024		2023		Change
	US$	%	US$	%	US$	%

Revenues	976,026	100.0%	1,857,166	100.0%	(881,140)	(47.4)%
Cost of revenues	1,237,417	126.8%	1,979,825	106.6%	(742,408)	(37.5)%
Gross margin	(26.8)%	N/A	(6.6)%	N/A	(20.2)%	N/A
Selling expenses	125,750	12.9%	111,928	6.0%	13,822	12.3%
General and administrative expenses	1,322,818	135.5%	3,199,883	172.3%	(1,877,065)	(58.7)%
Impairment loss of Cryptocurrencies	-	-	72,179	3.9%	(72,179)	(100.0)%
Provision for credit losses, net	-	-	55,610	3.0%	(55,610)	(100.0)%
Total costs and expenses	2,685,985	275.2%	5,419,425	291.8%	(2,733,440)	(50.4)%

Revenues

The following tables present summary information by segments for the six months ended December 31, 2024 and 2023:

	For the Six Months Ended December 31, 2024
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$976,026	$-	$976,026
Cost of revenues	$1,237,417	$-	$1,237,417
Gross loss	$(261,391)	$-	$(261,391)
Depreciation and amortization	$36,423	$-	$36,423
Total capital expenditures	$-	$-	$-
Gross margin	(26.8)%	-	(26.8)%

	For the Six Months Ended December 31, 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	$1,857,166	$-	$1,857,166
Cost of revenues	$1,979,825	$-	$1,979,825
Gross loss	$(122,659)	$-	$(122,659)
Depreciation and amortization	$75,338	$713	$76,051
Total capital expenditures	$589	$-	$589
Gross margin	(6.6)%	-	(6.6)%

	% Changes For the Six Months Ended December 31, 2024 and 2023
	Freight Logistics Services	Sales of Crypto Mining Machines	Total
Net revenues	(47.4)%	-	(47.4)%
Cost of revenues	(37.5)%	-	(37.5)%
Gross profit	113.1%	-	113.1%
Depreciation and amortization	(51.7)%	(100.0)%	(52.1)%
Total capital expenditures	(100.0)%	-	(100.0)%
Gross margin	(20.2)%	-	(20.2)%

Disaggregated information of revenues by geographic locations are as follows:

	For the Six Months Ended
	December 31,	December 31,
	2024	2023
PRC	$976,026	$1,538,419
U.S.	-	318,747
Total revenues	$976,026	$1,857,166

Revenues decreased by $881,140, or approximately 47.4%, to $976,026 for the six months ended December 31, 2024 from $1,857,166 for the same period in 2023. The decrease was mainly caused by shipping revenue decline from our U.S. subsidiary, Brilliant Warehouse, in $318,747 and from our PRC subsidiaries in $562,393 due to the business volume reduce.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $1,237,417 for the six months ended December 31, 2024, a decrease of $742,408, or approximately 37.5%, as compared to $1,979,825 for the same period in 2023. The decrease was in line with the decline in revenue.

Our gross margin was (26.8%) and (6.6%) for the six months ended December 31, 2024 and 2023, respectively. This decrease in gross margin was mainly due to decreased revenue from our freight logistics business.

Operating Costs and Expenses

Operating costs and expenses decreased by $2,733,440 to $2,685,985 in the six months ended December 31, 2024, or approximately 50.4% from $5,419,425 for six months ended December 31, 2023. This decrease was mainly due to the decrease in general and administrative expenses, provision for credit losses, net and impairment loss of cryptocurrencies as more fully discussed below.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the six months ended December 31, 2024, we had $1,322,818 of general and administrative expenses, as compared to $3,199,883 for the same period in 2023, representing a decrease of $1,877,065, or approximately 58.7%. It was mainly attributable to the decreased professional fees of $883,932 and the decreased employee compensations of $954,052 due to redundancy and salary reductions.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the six months ended December 31, 2024, we had $125,750 in selling expenses, as compared to $111,928 for the same period in 2023, which represents an increase of $13,822 or approximately 12.3%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for credit losses, net

Our total bad debt expenses amounted to nil and $55,610, for the six months ended December 31, 2024 and 2023, mainly due to the bad debt provision of $50,000 due the early termination of a lease agreement in Jericho, New York.

Impairment Loss of Cryptocurrencies

We recorded impairments of nil and $72,179 for the six months ended December 31, 2024 and 2023, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Stock-based Compensation

Stock-based compensation was nil for the six months ended December 31, 2024 and 2023.

(Loss) Gain from disposal of subsidiary

On September 12, 2024, the Company dissolved its U.S. subsidiary SG link LLC. Total loss from disposal was approximately $1,030. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

On October 24, 2023, the Company dissolved its Ningbo Saimeinuo Web Technology Ltd. subsidiary. Total gain from disposal was approximately $62,384. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

Other Incomes (Expenses), Net

Other income net was $348,207 for the three months ended December 31, 2024, as compared to other expense of $6,494 for the same period in fiscal 2023. Gain on disposal of ROU $354,108 is recognized due to the early termination of a lease agreement in Great Neck, New York,accordingly, the impairment of ROU recognized in previous years is reversed.

Taxes

We did not record any income tax expense for both the six months ended December 31, 2024 and 2023, respectively. See – Taxes above.

Net Loss

As a result of the foregoing, we had a net loss of $1,341,665 for the six months ended December 31, 2024 compared to a net loss of $3,583,539 for the same period in 2023. After the deduction of non-controlling interest, net loss attributable to us was $1,289,586 for the six months ended December 31, 2024 compared to $3,400,914 for the same period in 2023. Comprehensive loss attributable to us was $1,301,228 for the six months ended December 31, 2024 compared to $3,424,530 for the same period in 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $15,248,528 in cash (including cash on hand and cash in bank) and $3,016,913 in restricted cash. The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended December 31,
	2024	2023

Net cash provided by (used in) operating activities	$397,878	$(5,887,757)
Net cash used in investing activities	$-	$(25,951)
Net cash used in financing activities	$-	$(5,403,424)
Net decrease in cash and restricted cash	$397,878	$(11,317,132)
Cash at the beginning of period	$17,736,059	$17,390,156
Effect of exchange rate fluctuations on cash and restricted cash	$131,504	$81,412
Cash and restricted cash at the end of period	$18,265,441	$6,154,436

The following table sets forth a summary of our working capital:

	December 31,	June 30,
	2024	2024	Variation	%

Total Current Assets	$18,888,235	$18,247,523	$640,712	3.5%
Total Current Liabilities	$7,189,282	$5,343,001	$1,846,281	34.6%
Working Capital	$11,698,953	$12,904,522	$(1,205,569)	(9.3)%
Current Ratio	2.63	3.42	(0.79)	(23.1)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2024, our working capital was $11,698,953 and we had cash and restricted cash of approximately $18,265,441 (including $15,248,528 in cash and $3,016,913 in restricted cash). We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net provided by in operating activities was $397,878 for the six months ended December 31, 2024. The operating cash inflow for the six months ended December 31, 2024 was primarily attributable to accrued expenses and other current liabilities increased $1,511,975 and partial offset by net loss cash outflow of $1,341,665.

Our net cash used in operating activities was $5,887,757 for the six months ended December 31, 2023. The operating cash outflow for the six months ended December 31, 2023 was primarily attributable to our net loss of $3,583,539 and our long-term assets deposits of $2,496,197.

Investing Activities

We did not have any investing activities for the six months ended December 31, 2024.

Net cash provided by investing activities was $25,951 for the six months ended December 31, 2023 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

Financing Activities

We did not have any financing activities for the six months ended December 31, 2024.

Net cash used in financing activities for the six months ended December 31, 2023 was $5,403,424 due to the repayment of $5,000,000 of convertible notes and accrued interest of $403,424.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 (describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

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

As of December 31, 2024, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2024, the Company received a subpoena issued by the Securities and Exchange Commission (the “SEC”), requesting the production of certain documents related to the investigation by the SEC regarding the Restatements.

On January 17, 2025, after cooperating with the SEC’s investigations, the Company reached resolutions with the SEC regarding the aforementioned matters. The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated January 17, 2025 with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls.

Pursuant to the terms of the SEC Order, the Company has paid a civil monetary penalty of $350,000 to the SEC, and shall comply with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and cease and desist any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder. If the Company fails to comply with the undertakings as described above, the Company shall, by December 31, 2026, pay an additional civil monetary penalty in the amount of $1,000,000 to the SEC for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3).

The above descriptions of the SEC Order are not complete and are qualified in their entirety by the terms thereof. The complete SEC Order, including the Company’s obligations thereunder, can be accessed at the SEC website at www.sec.gov.

Except as set forth above, there have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on October 15, 2024 (the “2024 Annual Report”), and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the SEC on November 14, 2024 (the “2025 Q1 Quarterly Report”). For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our 2024 Annual Report, and Part II, “Item 1. Legal Proceedings” in our 2025 Q1 Quarterly Report.

Item 1A. Risk Factors

Not applicable as the Company is a small reporting company as defined in Regulation S-K.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

February 19, 2025	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

February 19, 2025	By:	/s/ Ying Cao
Ying Cao
Chief Financial Officer