Form 10-Q
period 2025-03-31
Singularity Future Technology Ltd.
filed 2025-05-15
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 15, 2025, the Company had 4,203,492 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	March 31,	June 30,
	2025	2024
Assets
Current assets
Cash	$14,873,924	$14,641,967
Restricted cash	3,048,227	3,094,092
Accounts receivable, net	251,366	267,165
Other receivables, net	13,604	612
Advances to suppliers - third parties	42,236	51
Due from related party	3,304	-
Prepaid expenses and other current assets	11,929	243,636
Total current assets	18,244,590	18,247,523

Property and equipment, net	-	183,639
Right-of-use assets	95,835	98,327
Other long-term assets – deposits	49,113	198,550
Total Assets	$18,389,538	$18,728,039

Current Liabilities
Deferred revenue	$65,836	$66,423
Accounts payable	904,834	566,770
Accounts payable – related party	-	63,434
Lease liabilities – current	52,558	177,263
Taxes payable	3,207,574	3,206,893
Due to related party	449,603	225,031
Accrued expenses and other current liabilities	2,225,312	1,037,187
Total current liabilities	6,905,717	5,343,001

Lease liabilities - noncurrent	43,277	131,355

Total liabilities	6,948,994	5,474,356

Commitments and Contingencies

Equity
Preferred stock, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	-	-
Common stock, 50,000,000 shares authorized, no par value; 4,203,492 and 3,503,492 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	105,333,048	104,192,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(93,644,961)	(90,684,966)
Accumulated other comprehensive income	(395,097)	159,272
Total Stockholders’ Equity attributable to controlling shareholders of the Company	13,627,952	16,001,316

Non-controlling Interest	(2,187,408)	(2,747,633)

Total Equity	11,440,544	13,253,683

Total Liabilities and Equity	$18,389,538	$18,728,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net revenues	$363,070	$446,575	$1,339,096	$2,303,741
Cost of revenues	(60,307)	(714,054)	(1,297,724)	(2,693,879)
Gross profit (loss)	302,763	(267,479)	41,372	(390,138)

Selling expenses	(62,030)	(56,330)	(187,780)	(168,258)
General and administrative expenses	(1,052,018)	(1,064,336)	(2,374,836)	(4,264,219)
Impairment loss of cryptocurrencies	-	-	-	(72,179)
Allowance for credit losses, net	(370,479)	(10,305)	(370,479)	(65,915)
Total operating expenses	(1,484,527)	(1,130,971)	(2,933,095)	(4,570,571)

Operating loss	(1,181,764)	(1,398,450)	(2,891,723)	(4,960,709)

(Loss) Gain from disposal of subsidiary	-	338,095	(1,030)	400,479
Other incomes, net	171,068	90,927	540,392	7,263

Loss before income tax expense	(1,010,696)	(969,428)	(2,352,361)	(4,552,967)

Income tax expense	-	-	-	-

Net loss	(1,010,696)	(969,428)	(2,352,361)	(4,552,967)

Net income (loss) attributable to non-controlling interest	659,713	(19,669)	607,634	(202,294)

Net loss attributable to shareholders of the Company	$(1,670,409)	$(949,759)	$(2,959,995)	$(4,350,673)

Comprehensive loss
Net loss	$(1,010,696)	$(969,428)	$(2,352,361)	$(4,552,967)
Other comprehensive (expense) income – foreign currency	(619,817)	168,605	(601,778)	239,287
Comprehensive loss	(1,630,513)	(800,823)	(2,954,139)	(4,313,680)
Less: Comprehensive income attributable to non-controlling interest	582,624	90,021	560,226	1,694
Comprehensive loss attributable to shareholders of the Company	$(2,213,137)	$(890,844)	$(3,514,365)	$(4,315,374)

Loss per share
Basic and diluted	$(0.46)	$(0.32)	$(0.83)	$(2.01)

Weighted average number of common shares used in computation
Basic and diluted	3,620,158	2,988,668	3,554,786	2,165,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional paid-in	Shares to be	Accumulated	Accumulated other comprehensive	Non controlling
	Shares	Amount	Shares	Amount	capital	cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2023	-	-	1,771,553	94,332,048	2,334,962	(20,000)	(85,576,438)	90,236	(2,219,941)	8,960,867
Foreign currency translation	-	-	-	-	-	-	-	122,981	25,937	148,918
Cancellation of shares due to settlement	-	-	(20,000)	-	-	20,000	-	-	-	-
Net loss	-	-	-	-	-	-	(2,290,185)	-	(124,811)	(2,414,996)
BALANCE, September 30, 2023	-	-	1,751,553	94,332,048	2,334,962	-	(87,866,623)	213,217	(2,318,815)	6,694,789
Foreign currency translation	-	-	-	-	-	-	-	(47,723)	(30,514)	(78,237)
Net loss	-	-	-	-	-	-	(1,110,729)	-	(57,814)	(1,168,543)
BALANCE, December 31, 2023	-	-	1,751,553	94,332,048	2,334,962	-	(88,977,352)	165,494	(2,407,143)	5,448,009
Issuance of common stock to private investors	-	-	1,751,939	9,860,000	-	-	-	-	-	9,860,000
Disposal of subsidiaries	-	-	-	-	-	-	-	-	(189,410)	(189,410)
Foreign currency translation	-	-	-	-	-	-	-	147,243	21,363	168,606
Net loss	-	-	-	-	-	-	(949,759)	-	(19,669)	(969,428)
BALANCE, March 31, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(89,927,111)	312,737	(2,594,859)	14,317,777

	Preferred Stock		Common Stock		Additional paid-in	Shares to be	Accumulated	Accumulated other comprehensive	Non controlling
	Shares	Amount	Shares	Amount	capital	cancelled	deficit	loss	interest	Total
BALANCE, June 30, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(90,684,966)	159,272	(2,747,633)	13,253,683
Foreign currency translation	-	-	-	-	-	-	-	(110,265)	(19,005)	(129,270)
Net loss	-	-	-	-	-	-	(961,789)	-	(42,546)	(1,004,335)
BALANCE, September 30, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(91,646,755)	49,007	(2,809,184)	12,120,078
Foreign currency translation	-	-	-	-	-	-	-	98,623	48,686	147,309
Net loss	-	-	-	-	-	-	(327,797)	-	(9,533)	(337,330)
BALANCE, December 31, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(91,974,552)	147,630	(2,770,031)	11,930,057
Issuance of common stock to private investors	-	-	700,000	1,141,000	-	-	-	-	-	1,141,000
Foreign currency translation	-	-	-	-	-	-	-	(542,727)	(77,090)	(619,817)
Net loss	-	-	-	-	-	-	(1,670,409)	-	659,713	(1,010,696)
BALANCE, March 31, 2025	-	-	4,203,492	105,333,048	2,334,962	-	(93,644,961)	(395,097)	(2,187,408)	11,440,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(2,352,361)	$(4,552,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,871	113,972
Non-cash lease expense	355,768	183,575
Allowance for credit losses, net	370,479	65,915
Impairment loss of cryptocurrencies	-	72,179
Loss on disposal of property and equipment	133,769	-
Loss (gain) on disposal of subsidiaries	1,030	(400,479)
Reversal of impairment for right-of-use assets	(354,108)	-
Interest expenses related to convertible notes	-	21,917
Changes in assets and liabilities
Accounts receivable	(92,631)	(30,075)
Other receivables	(575,823)	151,703)
Advances to suppliers - third parties	257,732	(45,617)
Prepaid expenses and other current assets	231,707	6,861
Due to related parties	162,907	-
Other long-term assets – deposits	149,411	3,769
Deferred revenue	(567)	(1,660)
Accounts payable	338,659	130,577
Taxes payable	1,533	(121,838)
Lease liabilities	(211,951)	(145,851)
Accrued expenses and other current liabilities	1,188,209	13,333
Net cash used in operating activities	(347,366)	(4,534,686)

Investing Activities
Acquisition of property and equipment	-	(589)
Repayment from related parties	-	76,666
Net cash provided by investing activities	-	76,077

Financing Activities
Proceeds from issuance of common stock	1,141,000	9,860,000
Repayment of convertible notes	-	(5,000,000)
Payment of accrued interest related to convertible notes	-	(403,424)
Net cash provided by financing activities	1,141,000	4,456,576

Net increase (decrease) in cash and restricted cash	793,634	(2,033)

Cash at beginning of period	17,736,059	17,390,156

Effect of exchange rate fluctuations on cash and restricted cash	(607,542)	341,441

Cash and restricted cash at end of period	$17,922,151	$17,729,564

Representing:
Cash, end of period	$14,873,924	$14,672,886
Restricted cash, end of period	$3,048,227	$3,056,678
Total cash and restricted cash, end of period	$17,922,151	$17,729,564

Non-cash transactions of operating and investing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

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

To date we have not generated any revenues from our entry into the solar panel production and distribution business.

As of March 31, 2025, the Company’s subsidiaries included the following:

Name	Background		Ownership
Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on May 03, 2013
	●	Primarily engaged in freight logistics services

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong Corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	Primarily engaged in freight logistics services

Trans Pacific Logistic Shanghai Ltd.	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
(“Trans Pacific Shanghai”)	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas Corporation	100% owned by SGS NY
	●	Incorporated on July 01, 2021
	●	Primarily engaged in warehouse related services

Brilliant Warehouse Service Inc.	●	A Texas Corporation	51% owned by SGS NY
(“Brilliant Warehouse”)	●	Incorporated on April 19, 2021
	●	Primarily engaged in warehouse house related services

Artificial Intelligence	●	Caymen Islands incorporated	100% owned by the Company
Regeneration Technology Co., Ltd	●	Incorporated on November 18, 2024
	●	No operations

SG Shipping & Risk Solution Inc(“SGSR”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

New Energy Tech Limited (“New Energy”)	●	A New York Corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity(Shenzhen) Technology Ltd.	●	A Mainland China Corporation	100% owned by the Company
(“SGS Shenzhen”)	●	Incorporated on September 4, 2023
	●	No material operations

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the most recent Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, cost of revenues, allowance for credit losses, impairment loss, valuation allowance for deferred tax assets, income tax expense and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Shanghai report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in USD. The accompanying unaudited condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the Federal Reserve at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates as of March 31, 2025 and June 30, 2024 and for the three and nine months ended March 31, 2025 and 2024 are as follows:

	March 31, 2025	June 30, 2024	Three months ended March 31,		Nine months ended March 31,
Foreign currency	Balance Sheet	Balance Sheet	2025 Profit/Loss	2024 Profit/Loss	2025 Profit/Loss	2024 Profit/Loss
RMB:1USD	7.2628	7.2674	7.2730	7.1735	7.2077	7.2049
HKD:1USD	7.7784	7.8082	7.7799	7.8206	7.7847	7.8199

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use.  The Company maintains cash with various financial institutions mainly in the PRC, Hong Kong, the U.S. and Djibouti. As of March 31, 2025 and June 30, 2024, cash balances of $41,437 and $107,844, respectively, were maintained at financial institutions in the PRC. Nil and $27,798 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB 500,000). As of March 31, 2025 and June 30, 2024, cash balances of $359,828 and $60,682, respectively, were maintained at U.S. financial institutions, which   are all covered by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2025 and June 30, 2024, cash balances of $66,344 and $65,997, respectively, were maintained at financial institutions in Hong Kong which are all covered by insurance. As of March 31, 2025 and June 30, 2024, a cash balance of $14,404,155 and $14,404,155 was deposited with the Silkroad International Bank which are uninsured.

The Central Bank of Djibouti (BCD) regulates the banking sector and has implemented measures to strengthen the financial system, such as increasing capital requirements and improving liquidity ratios. However, there is no specific mention of a formal deposit insurance system that protects depositors in case of bank failures. Therefore we do not believe there is any insurance for the cash deposited with the Silkroad International Bank.

As of March 31, 2025 and June 30, 2024, amount of deposits the Company had covered by insurance amounted to $ $467,609 and $206,725, respectively.

Restricted Cash

As of March 31, 2025 and June 30, 2024, our restricted balance was $3.05 million and $3.09 million. The restricted was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas.  The term of the warehouse lease is ninety months, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023 and matured on November 13, 2024 with an annual interest rate of 4.880%. After the deposit matured in November 2024, the principal portion of the deposit will continue to be deposited and the maturity date will be extended to December 5, 2025, with the interest rate reduced to 4.188%.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the three and nine months ended March 31, 2025 and 2024, no impairments were recorded. All fixed assets were disposed of as of March 31 2025 due to being inoperable after long time usage.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

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

For the Nine Months ended March 31, 2025

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $65,836 and $66,423 as of March 31, 2025 and June 30, 2024, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Freight logistics services	363,070	446,575	1,339,096	2,303,741
Total	$363,070	$446,575	$1,339,096	$2,303,741

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
PRC	$363,070	$336,071	$1,339,096	$1,874,490
U.S.	-	110,504	-	429,251
Total revenues	$363,070	$446,575	$1,339,096	$2,303,741

(j) Leases

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2025 and June 30, 2024.

Income tax returns for the years prior to 2018 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

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

For the three and nine months ended March 31, 2025 and 2024, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

(o) Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s unaudited condensed consolidated financial statements properly reflect the change.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 3. CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	March 31, 2025	June 30, 2024
Beginning balance	$-	$72,179
Impairment loss	-	(72,179)
Ending balance	$-	$-

The Company recorded nil impairment loss for the three and nine months ended March 31, 2025. There was $72,179 impairment loss for the year ended June 30, 2024. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	March 31, 2025	June 30, 2024
Trade accounts receivable	$3,540,331	$3,554,156
Less: allowances for credit losses	(3,288,965)	(3,286,991)
Accounts receivable, net	$251,366	$267,165

Movement of allowance for credit losses are as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$3,286,991	$3,288,740
Allowance for credit losses, net of recovery	107,688	17,667
Write-off	(107,688)	(17,303)
Exchange rate effect	1,974	(2,113)
Ending balance	$3,288,965	$3,286,991

For the three and nine months ended March 31, 2025, the allowance for credit losses and write-off was all $107,688.

For the years ended June 30, 2024, the allowance for credit losses and write-off was $17,667 and $17,303 respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables are as follows:

	March 31,	June 30,
	2025	2024
Advances to customers*	$3,647,375	$6,849,309
Employee business advances	3,862	2
Total	3,651,237	6,849,311
Less: allowances for credit losses	(3,637,633)	(6,848,699)
Other receivables, net	$13,604	$612

*	On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen Inc. pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3 million. Such contract was signed by the Company’s former COO Jing Shan without the Board’s authorization. On May 5, 2023, Ms. Shan made a wire transfer of $3 million to Goalowen without the Board’s authorization. It was recorded as an Advance to customers. As of June 30, 2023, the Company evaluated the collection possibility and decided to provide a 100% allowance provision in the amount of $3 million. As of March 31, 2025 the Company assessed that it was unrecoverable, and wrote off this receivable (account receivables and allowance for bad debt were reduced concurrently.

Movement of allowance for credit losses are as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$6,848,699	$6,994,212
Increase	-	21,348
Less: write-off	(3,213,347)	(160,000)
Exchange rate effect	2,281	(6,861)
Ending balance	$3,637,633	$6,848,699

Note 6. ADVANCES TO SUPPLIERS

The Company’s advances to suppliers – third parties are as follows:

	March 31,	June 30,
	2025	2024
Freight fees (1)	$42,236	$300,051
Less: allowances for credit losses	-	(300,000)
Advances to suppliers-third parties, net	$42,236	$51

(1)	The advanced freight fee is the Company’s prepayment made for various shipping costs for shipments from January 1, 2024 to September 30, 2024. The Company provided an allowance of $300,000 for the year ended June 30, 2022, and there was no change in the fiscal year 2024. As of March 31, 2025, the Company assessed that it was unrecoverable, and wrote off this receivable (account receivables and allowance for bad debt were reduced concurrently).

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other assets are as follows:

	March 31,	June 30,
	2025	2024
Prepaid income taxes	$11,929	$11,929
Other (including prepaid professional fees, rent)	-	231,707
Total	$11,929	$243,636

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	March 31,	June 30,
	2025	2024
Rental and utilities deposits	$57,260	$206,692
Less: allowances for deposits	(8,147)	(8,142)
Other long-term assets- deposits, net	$49,113	$198,550

Movements of allowance for deposits are as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$8,142	$8,157
Allowance for credit losses, net of recovery	-	50,000
Less: Write-off	-	(50,000)
Exchange rate effect	5	(15)
Ending balance	$8,147	$8,142

Note 9. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net, was as follows:

	March 31,	June 30,
	2025	2024
Motor vehicles	$-	$383,213
Computer equipment	-	82,421
Office equipment	-	59,015
Furniture and fixtures	-	96,013
System software	-	102,843
Leasehold improvements	-	58,648
Mining equipment	-	922,439

Total	-	1,704,592

Less: Impairment reserve	-	(997,209)
Less: Accumulated depreciation and amortization	-	(523,744)
Property and equipment, net	$-	$183,639

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Movement of impairment for property and equipment is as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$997,209	$1,233,521
Disposal	(997,209)	(236,312)
Ending balance	$-	$997,209

Depreciation and amortization expenses for the three months ended March 31, 2025 and 2024 were $12,448 and $37,921, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2025 and 2024 were $48,871 and $113,972, respectively. No impairment loss was recorded for the three and nine months ended March 31, 2025 and 2024.

As of March 31, 2025, all fixed assets were disposed of by the Company, due to being inoperable after long time usage. This resulted in $133,769 loss on disposal of fixed assets.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	June 30,
	2025	2024
Salary and reimbursement payable	$436,351	$133,182
Professional fees and other expense payable	1,555,369	849,592
Interest payable	-	4,872
Others	233,592	49,541
Total	$2,225,312	$1,037,187

Note 11. LEASES

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

The Company has several lease agreements with lease terms ranging from two to five years. As of March 31, 2025, all of the Company’s lease agreements of US subsidiaries have expired or terminated early. On January 1, 2025, Trans Pacific Shanghai signed a new office lease agreement and is effective through December 31, 2026. $95,835 was recognized as ROU.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration and the weighted average remaining lease terms are 1.75 years.

For the three months ended March 31, 2025 and 2024, rent expense amounted to approximately nil and $263,411, respectively. For the nine months ended March 31, 2025 and 2024, rent expense amounted to approximately $495,788 and $434,480, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

The five-year maturity of the Company’s lease obligations is presented below:

Twelve Months Ending September 30,	Operating Lease Amount
2026	$60,316
2027	45,237
Total lease payments	105,553
Less: Interest	9,718
Present value of lease liabilities	$95,835

The Company’s Right-of-use assets, net, was as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$452,435	$753,588
Increasing	95,835	-
Amortization	(98,327)	(736,090)
Disposal	(354,108)	17,498
Ending balance	95,835	452,435

Less: Impairment reserve	-	(354,108)
Right-of-use assets, net	$95,835	$98,327

Movement of impairment for Right-of-use assets is as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$354,108	$371,606
Disposal	(354,108)	(17,498)
Ending balance	$-	$354,108

Note 12. EQUITY

Stock issuances:

2020 warrants

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

For the Nine Months ended March 31, 2025

2021 warrants

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

For the Nine Months ended March 31, 2025

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from common stock.

On January 24, 2025 the Company entered into securities purchase agreements with several institutional investors to sell an aggregate of 700,000 shares of the Company’s common stock in a registered direct offering at an offering price of $1.63 per share. The Company received $1.1 million from the registered direct offering. The offering was closed on January 27, 2025.

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2025

	Warrants	Weighted Average Exercise Price

Warrants outstanding, as of June 30, 2024	1,208,749	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of March 31, 2025	1,208,749	$44.05
Warrants exercisable, as of March 31, 2025	1,208,749	$44.05

Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
2020 warrants -72,000	18,000	$18.3	0.96 years
2021 warrants -1,593,149	1,190,749	$49.4	1.31 years

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 13. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	March 31,	June 30,
	2025	2024
Trans Pacific Shanghai	$(1,160,473)	$(1,532,527)
Brilliant Warehouse	(1,026,935)	(1,215,106)
Total	$(2,187,408)	$(2,747,633)

Note 14. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen. Such contract was signed and payment was made by the Company’s former COO, Jing Shan, without the authorization of the board of directors of the Company. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility, and decided to provide a 100% allowance provision in the amount of $3,000,000. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. Ms. Shan filed a motion to dismiss the case on March 19, 2024, and the decision is pending with the court. Fact discovery is currently underway in this matter.

Putative Class Action

On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss with the Court on November 20, 2023.

On December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. The matter is currently in the discovery stage.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

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

In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from January 31, 2025. As of the date of this report, Zhikang Huang has initiated the garnishment process.

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

Note 15. INCOME TAXES

The Company’s income tax expenses for three and nine months ended March 31, 2025 and 2024 are as follows:

	For the three months Ended March 31		For the nine months Ended March 31
	2025	2024	2025	2024
Current
U.S.	$-	$-	$-	$-
PRC	-	-	-	-
Total income tax expenses	$-	-	$-	$-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

The Company’s deferred tax assets are comprised of the following:

	March 31, 2025	June 30, 2024
Allowance for credit losses
U.S.	$332,000	$1,212,000
PRC	1,650,000	1,649,000

Net operating loss
U.S.	1,593,000	9,920,000
PRC	10,161,000	1,515,000
Total deferred tax assets	13,736,000	14,296,000
Valuation allowance	(13,736,000)	(14,296,000)
Deferred tax assets, net - long-term	$-	$-

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $47,200,000 as of June 30, 2024, which may reduce future federal taxable income. During the three and nine months ended March 31, 2025, approximately $5,400,000 and $6,600,000 of NOL was generated and the tax benefit derived from such NOL was approximately $1,134,000 and $1,386,000. As of March 31, 2025, the Company’s cumulative NOL amounted to approximately $53,800,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,062,000 as of June 30, 2024 which was mainly from net loss. During the three and nine months ended March 31, 2024, additional NOL of approximately $536,000 and $672,000 was generated. As of March 31, 2025, the Company’s cumulative NOL amounted to approximately $2,734,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of March 31, 2025. The net increase in valuation for the three months ended March 31, 2025 amounted to approximately $390,000, and the net decrease in valuation for the nine months ended March 31, 2025 amounted to approximately $560,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

The Company’s taxes payable consists of the following:

	March 31,	June 30,
	2025	2024
VAT tax payable	$1,031,880	$1,030,363
Corporate income tax payable	2,119,406	2,121,724
Others	56,288	54,806
Total	$3,207,574	$3,206,893

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Note 16. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2025, one customer accounted for 82.8% of the Company’s gross revenues. For the nine months ended March 31, 2025, one customer accounted for 92.4% of the Company’s gross revenues. As of March 31, 2025, two customers accounted for 73.2% and 27% of the Company’s accounts receivable, net.

For the three months ended March 31, 2024, one customer accounted for 75.2% of the Company’s gross revenues. For the nine months ended March 31, 2024, one customer accounted for 73.8% of the Company’s gross revenues. As of March 31, 2024, two customers accounted for 70.0% and 19.4% of the Company’s accounts receivable, net.

Major Suppliers

For the three months ended March 31, 2025, three suppliers accounted for approximately 46.34%, 13.63% and 13.21% of the total gross purchases. For the nine months ended March 31, 2025, three suppliers accounted for approximately 41.1%, 16.1% and 14.3% of the total gross purchases.

For the three months ended March 31, 2024, two suppliers accounted for approximately 21.3% and 16.7% of the total gross purchases. For the nine months ended March 31, 2024, two suppliers accounted for approximately 22.1% and 17.9% of the total gross purchases.

Note 17. SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Operating Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company ceased to sell crypto-mining equipment since January 1, 2023. For the nine months ended March 31, 2025, the Company operated in one segment, freight logistics services, which had operations in PRC.

The following tables present summary information by segment for the three and nine months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31, 2025
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$363,070	$-	$363,070
Cost of revenues	$60,307	$-	$60,307
Gross profit	$302,763	$-	$302,763
Depreciation and amortization	$12,448	$-	$12,448
Total capital expenditures	$-	$-	$-
Gross margin%	83.4%	-	83.4%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

	For the Three Months Ended March 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$446,575	$-	$446,575
Cost of revenues	$714,054	$-	$714,054
Gross profit	$(267,479)	$-	$(267,479)
Depreciation and amortization	$37,564	$357	$37,921
Total capital expenditures	$-	$-	$-
Gross margin%	(59.9)%	-	(59.9)%

	For the Nine Months Ended March 31, 2025
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$1,339,096	$-	$1,339,096
Cost of revenues	$1,297,724	$-	$1,297,724
Gross profit	$41,372	$-	$41,372
Depreciation and amortization	$48,871	$-	$48,871
Total capital expenditures	$-	$-	$-
Gross margin%	3.1%	-	3.1%

	For the Nine Months Ended March 31, 2024
	Freight Logistics Services	Crypto- mining equipment sales	Total
Net revenues	$2,303,741	$-	$2,303,741
Cost of revenues	$2,693,879	$-	$2,693,879
Gross profit	$(390,138)	$-	$(390,138)
Depreciation and amortization	$112,902	$1,070	$113,972
Total capital expenditures	$589	$-	$589
Gross margin%	(16.9)%	-	(16.9)%

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

Total assets as of:

	March 31,	June 30,
	2025	2024
Freight Logistic Services	$18,389,538	$18,728,039
Total Assets	$18,389,538	$18,728,039

The Company’s operations are primarily based in the PRC and U.S, where the Company derives all of its revenues. Management also reviews consolidated financial results by business locations.

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
PRC	$363,070	$336,071	$1,339,096	$1,874,490
U.S.	-	110,504	-	429,251
Total revenues	$363,070	$446,575	$1,339,096	$2,303,741

Note 18. RELATED PARTY BALANCE AND TRANSACTIONS

Due from related party, net

As of March 31, 2025 and June 30, 2024, the outstanding amounts due from related parties consist of the following:

	March 31,	June 30,
	2025	2024
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$383,189	$382,949
Shanghai Baoyin Industrial Co., Ltd (2)	1,069,975	1,066,003
LSM Trading Ltd (3)	-	570,000
Rich Trading Co. Ltd (4)	-	103,424
Less: allowance for credit losses	(1,449,860)	(2,122,376)
Total	$3,304	$-

Movement of allowance for credit losses are as follows:

	March 31,	June 30,
	2025	2024
Beginning balance	$2,122,376	$2,138,276
Less: write-off	(673,424)	-
Exchange rate effect	908	(15,900)
Ending balance	$1,449,860	$2,122,376

(1)	As of March 31, 2025 and June 30, 2024, the Company advanced $383,189 and $382,949 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided allowance of $383,189 and $382,949 for the balance of the receivable as of March 31, 2025 and June 30, 2024, and the allowance changes as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months ended March 31, 2025

(2)	As of March 31, 2025 and June 30, 2024, the Company advanced approximately $1,069,975 and $1,066,003 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided allowance of $1,066,671 and $1,066,003 for the balance of the receivable as of March 31, 2025 and June 30, 2024, and the allowance changes as a result of changes in exchange rates.

(3)	As of March 31, 2025 and June 30, 2024, the Company advanced $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable as of June 30, 2024. As of March 31,2025, this receivable was fully written off, as the company deems the amount unrecoverable

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company provided allowance of $103,424 for the balance of the receivable as of June 30, 2024. As of March 31, 2025, this receivable was fully written off, as the company deems the amount unrecoverable.

Accounts payable- related parties

As of March 31, 2025 and June 30, 2024, the Company had accounts payable to Rich Trading Co. Ltd of nil and $63,434.

Other payable - related party

As of March 31, 2025 and June 30, 2024, the Company had accounts payable to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, of $26,013 and $25,997. These payments were made on behalf of the Company for the daily business operational activities.

As of March 31, 2025 and June 30, 2024, the Company had accounts payable to $423,590 and $199,034 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai.

Note 19. SUBSEQUENT EVENTS

On January 18, 2024, John F. Levy (“Levy”), a former member of the Board of the Company, filed a claim against the Company in the United States District Court for the Eastern District of New York (the “Court”), Levy v. Singularity Future Technology Ltd. f/k/a Sino-Global Shipping America Ltd., 24-cv-0384-NG-JMW (the “Lawsuit”). The Lawsuit is for reimbursement and advancement of legal fees, costs, and expenses incurred in connection with defending the action Piero Crivellaro v. Singularity Future Technology Ltd., 22-cv-07499 (the “Class Action Lawsuit”), in which Levy was named as an individual defendant. On October 25, 2024, the Court filed an Opinion and Order finding the Company in default of the Lawsuit. On November 21, 2024, Levy filed an Application for Damages, which remains pending.

On April 1, 2025, Levy and the Company entered into a confidential settlement and mutual release agreement to fully resolve the Lawsuit (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid a sum of one hundred fifty thousand dollars ($150,000) to Blank Rome LLP, which was counsel to Levy (the “Settlement Payment”). The Settlement Payment reimbursed Levy for all legal fees, costs, and expenses incurred by Levy with regard to his service on and to the Board and on and to the Special Committee and with regard to the legal fees and expenses Levy incurred so far in (i) defending the Class Action Lawsuit; and (ii) prosecuting the Lawsuit.

On April 17, 2025, the stipulation to dismiss the Lawsuit with prejudice was filed with the Court. On April 18, 2025, the Lawsuit was terminated.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024		Change
	US$	%	US$	%	US$	%

Revenues	363,070	100.0%	446,575	100.0%	(83,505)	(18.7)%
Cost of revenues	60,307	16.6%	714,054	159.9%	(653,747)	(91.6)%
Gross margin	83.4%	N/A	(59.9)%	N/A	143.3%	N/A
Selling expenses	62,030	17.1%	56,330	12.6%	5,700	10.1%
General and administrative expenses	1,052,018	289.8%	1,064,336	238.3%	(12,318)	(1.2)%
Provision for credit losses, net	370,479	102.0%	10,305	2.3%	360,174	3495.1%
Total costs and expenses	1,544,834	425.5%	1,845,025	413.2%	(300,191)	(16.3)%

Revenues

Revenues decreased by $83,505, or approximately 18.7%, to $363,070 for the three months ended March 31, 2025 from $446,575 for the same period in 2024. The decrease was mainly caused by shipping revenue decline from our U.S. subsidiary, Brilliant Warehouse, in $110,504 was due to the decline of business volume, offset in part to an increase of revenue from our PRC subsidiaries of approximately $26,999 was due to increase a new customer.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $60,307 for the three months ended March 31, 2025, a decrease of $653,747, or approximately 91.6%, as compared to $714,054 for the same period in 2024. As our US subsidiary, Brilliant Warehouse generated no revenue, rental expenses for the period from July 1, 2024 to December 31, 2024 were reclassified into administrative expenses, this resulted in $641,774 reduction in costs. The cost from our PRC subsidiaries, were $364,960 and $376,933 for the three months ended March 31, 2025 and March 31, 2024 respectively, the decline in costs of domestic subsidiaries was mainly attributable to the introduction of lower priced suppliers during this period, resulting in a slight decrease in unit costs.

Our gross margin was 83.4% and negative 59.9% for the three months ended March 31, 2025 and 2024, respectively, mainly attributable to accounting reclassification and the engagement of lower-cost suppliers.

Operating Costs and Expenses

Operating costs and expenses decreased by $300,191 or approximately 16.3% from $1,845,025 for three months ended March 31, 2025 compared to for the same period in 2024. This decrease was mainly due to the decrease in cost.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the three months ended March 31, 2025, we had $1,052,018 of general and administrative expenses, as compared to $1,064,336 for the same period in 2024, representing a decrease of $12,318, or approximately 1.2% Overall, the changes were minimal.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the three months ended March 31, 2025, we had $62,030 of selling expenses as compared to $56,330 for the same period in 2024, which represents an increase of $5,700 or approximately 10.1%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for credit losses, net

Our total bad debt expenses amounted to $370,479 and $10,305 for the three months ended March 31, 2025 and 2024, mainly due to the provision for a few uncollectable accounts receivable and prepaid expenses.

Gain from disposal of subsidiary

On February 19, 2024, we dissolved Thor Miner Inc. The total gain from the disposal was $322,240. This disposal was not presented as discontinued operations because it did not represent any strategic change in the Company’s operations.

Other Incomes, Net

Other incomes net was $171,068 for the three months ended March 31, 2025, as compared of $90,927 for the same period in fiscal 2024. The other incomes of current period primarily due to Exchange Gain of $315,289, offset in part by fixed asset disposal costs of $132,727

Taxes

We did not record any income tax expense for both the three months ended March 31, 2025 and 2024.

The Company’s operations in the U.S. incurred cumulative U.S. federal net operation losses (“NOL”) of approximately $48,400,000 as of December 31, 2024, which may reduce future federal taxable income. During the three months ended March 31, 2025, approximately $5,400,000 of NOL was generated and the tax benefit derived from such NOL was approximately $1,134,000. As of March 31, 2025, the Company’s cumulative NOL amounted to approximately $53,800,000, which may reduce future federal taxable income.

The Company’s operations in China incurred a cumulative NOL of approximately $2,198,000 as of December 31, 2024 which was mainly from net loss. During the three months ended March 31, 2025, additional NOL of approximately $536,000 was generated. As of March 31, 2025, the Company’s cumulative NOL amounted to approximately $2,734,000 which may reduce future taxable income which will expire by 2026.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the Company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its deferred tax assets as of March 31, 2025. The net increase in valuation for the three months ended March 31, 2025 amounted to approximately $390,000, based on management’s reassessment of the amount of the Company’s deferred tax assets that are more likely than not to be realized.

Net Loss

As a result of the foregoing, we had a net loss of $1,010,696 for the three months ended March 31, 2025 compared to a net loss of $969,428 for the same period in 2024. After the deduction of non-controlling interest, net loss attributable to us was $1,670,409 for the three months ended March 31, 2025 compared to $949,759 for the same period in 2024. Comprehensive loss attributable to us was $2,213,137 for the three months ended March 31, 2025 compared to $890,844 for the same period in 2024.

Comparison of the Nine Months Ended March 31, 2025 and 2024

The following table sets forth the components of our costs and expenses for the periods indicated:

	For the Nine Months Ended March 31,
	2025		2024		Change
	US$	%	US$	%	US$	%

Revenues	1,339,096	100.0%	2,303,741	100.0%	(964,645)	(41.9)%
Cost of revenues	1,297,724	96.9%	2,693,879	116.9%	(1,396,155)	(51.8)%
Gross margin	3.1%	N/A	(16.9)%	N/A	20.0%	N/A
Selling expenses	187,780	14.0%	168,258	7.3%	19,522	11.6%
General and administrative expenses	2,374,836	177.3%	4,264,219	185.1%	(1,889,383)	(44.3)%
Impairment loss of Cryptocurrencies	-	-%	72,179	3.1%	(72,179)	(100.0)%
Provision for credit losses, net	370,479	27.7%	65,915	2.9%	304,564	462.1%
Total costs and expenses	4,230,819	315.9%	7,264,450	315.3%	(3,033,631)	(41.8)%

Revenues

Revenues decreased by $964,645, or approximately 41.9%, to $1,339,096 for the nine months ended March 31, 2025 from $2,303,741 for the same period in 2024. The decrease was mainly caused by shipping revenue decline from our U.S. subsidiary, Brilliant Warehouse, in $429,251 and from our PRC subsidiaries in $535,394 due to the business volume reduce.

Cost of Revenues

Cost of revenues for our freight logistics services segment mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services segment was $1,297,724 for the nine months ended March 31, 2025, a decrease of $1,396,155, or approximately 51.8%, as compared to $2,693,879 for the same period in 2024. The decrease was in line with the decline in revenue.

Our gross margin was 3.1% and negative 16.9% for the nine months ended March 31, 2025 and 2024, respectively. It was mainly due to that our US subsidiary, Brilliant Warehouse with low profit margins has no revenue for the nine months ended March 31, 2025.

Operating Costs and Expenses

Operating costs and expenses decreased by $3,033,631 to $4,230,819 in the nine months ended March 31, 2025, or approximately 41.8% from $7,264,450 for the nine months ended March 31, 2024. This decrease was mainly due to the decrease in cost and general and administrative expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. For the nine months ended March 31, 2025, we had $2,374,836 of general and administrative expenses, as compared to $4,264,219 for the same period in 2024, representing a decrease of $1,889,383, or approximately 44.3%. It was mainly attributable to the decreased professional fees of $581,711 and the decreased employee compensations of $1,232,531 due to redundancy and salary reductions.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. For the nine months ended March 31, 2025, we had $187,780 in selling expenses, as compared to $168,258 for the same period in 2024, which represents an increase of $19,522 or approximately 11.6%. The increase was mainly due to increased efforts to increase the revenues of our freight logistics segment in the PRC.

Provision for credit losses, net

Our total bad debt expenses amounted to $370,479 and $65,915, for the nine months ended March 31, 2025 and 2024, mainly due to the provision for a few uncollectable accounts receivable and prepaid expenses.

Impairment Loss of Cryptocurrencies

We recorded impairments of nil and $72,179 for the nine months ended March 31, 2025 and 2024, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

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

Other Incomes, Net

Other income net was $540,392 for the nine months ended March 31, 2025, as compared to other income of $7,263 for the same period in fiscal 2024. Gain on disposal of ROU $354,108 is recognized due to the early termination of a lease agreement in Great Neck, New York, accordingly, the impairment of ROU recognized in previous years was reversed, Exchange Gain was $315,244, offset in part by the loss on disposal of fixed assets of $133,769.

Taxes

We did not record any income tax expense for both the nine months ended March 31, 2025 and 2024, respectively. See – Taxes above.

Net Loss

As a result of the foregoing, we had a net loss of $2,352,361 for the nine months ended March 31, 2025 compared to a net loss of $4,552,967 for the same period in 2024. After the deduction of non-controlling interest, net loss attributable to us was $2,959,995 for the nine months ended March 31, 2025 compared to $4,350,673 for the same period in 2024. Comprehensive loss attributable to us was $3,514,365 for the nine months ended March 31, 2025 compared to $4,315,374 for the same period in 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $14,873,924 in cash (including cash on hand and cash in bank) and $3,048,227 in restricted cash. The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(347,366)	$(4,534,686)
Net cash provided by investing activities	$-	$76,077
Net cash provided by financing activities	$1,141,000	$4,456,576
Net increase (decrease) in cash and restricted cash	$793,634	$(2,033)
Cash at the beginning of period	$17,736,059	$17,390,156
Effect of exchange rate fluctuations on cash and restricted cash	$(607,542)	$341,441
Cash and restricted cash at the end of period	$17,922,151	$17,729,564

The following table sets forth a summary of our working capital:

	March 31,	June 30,
	2025	2024	Variation	%

Total Current Assets	$18,244,590	$18,247,523	$(2,933)	0.0%
Total Current Liabilities	$6,905,717	$5,343,001	$1,562,716	29.2%
Working Capital	$11,338,873	$12,904,522	$(1,565,649)	(12.1)%
Current Ratio	2.64	3.42	(0.78)	(22.8)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2025, our working capital was $11,338,873 and we had cash and restricted cash of approximately $17,922,151 (including $14,873,924 in cash and $3,048,227 in restricted cash). We believe our current working capital is sufficient to support our operations and debt obligations as they become due for the next twelve months.

Operating Activities

Our net used in operating activities was $347,366 for the nine months ended March 31, 2025. The operating cash outflow for the nine months ended March 31, 2025 was primarily attributable to net loss cash outflow of $2,352,361 and partial offset by accrued expenses and other current liabilities increased $1,188,209.

Our net cash used in operating activities was $4.5 million for the nine months ended March 31, 2024. The operating cash outflow for the nine months ended March 31, 2024 was primarily attributable to our net loss of $4.6 million.

Investing Activities

We did not have any investing activities for the nine months ended March 31, 2025.

Net cash used in investing activities was $0.1 million for the nine months ended March 31, 2024 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

Financing Activities

Net cash provided by financing activities for the Nine Months ended March 31, 2025 was $1.1 million which was due to proceeds from issuance of common stock.

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

As of March 31, 2025, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to ineffective internal controls over financial reporting that stemmed from the following material weaknesses:

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

In order to remediate the material weaknesses stated above, we intend to implement additional policies and procedures, which include:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   On April 24, 2025, we engaged Marcum Asia CPAs LLP to provide internal control over financial reporting best practices consulting services to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

As previously disclosed, on December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss with the Court on November 20, 2023.

On December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. The matter is currently in the discovery stage.

As previously disclosed, in February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from January 31, 2025. As of the date of this report, Zhikang Huang has initiated the garnishment process.

As previously disclosed, on January 18, 2024, John F. Levy (“Levy”), a former member of the Board of the Company, filed a claim against the Company in the Court, Levy v. Singularity Future Technology Ltd. f/k/a Sino-Global Shipping America Ltd., 24-cv-0384-NG-JMW (the “Lawsuit”). On April 1, 2025, Levy and the Company entered into a confidential settlement and mutual release agreement to fully resolve the Lawsuit (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid a sum of one hundred and fifty thousand dollars ($150,000) to Blank Rome LLP, which was counsel to Levy. On April 17, 2025, the stipulation to dismiss the Lawsuit with prejudice was filed with the Court. On April 18, 2025, this Lawsuit was terminated.

Except as set forth above and previously reported, there have been no material changes to the legal proceedings that the Company is involved in.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 Annual Report”), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Except as updated below, there has been no material changes from the risk factors previously disclosed in our 2024 Annual Report.

Risks associated with cash deposited at the Silkroad International Bank

As of March 31, 2025, we have $14,404,155 in cash deposited with the Silkroad International Bank.

The Central Bank of Djibouti (BCD) regulates the banking sector and has implemented measures to strengthen the financial system, such as increasing capital requirements and improving liquidity ratios. However, there is no specific mention of a formal deposit insurance system that protects depositors in case of bank failures. Therefore we do not believe there is any insurance for the cash deposited with the Silkroad International Bank.

In addition, Silkroad International Bank has indicated that (1) The Central Bank of Djibouti (BCD) faces periodic shortages of foreign currency reserves, which may restrict our ability to convert local Djiboutian francs (DJF) into USD or other foreign currencies, repatriate funds to international subsidiaries or partners, and settle cross-border transactions in a timely manner, which could disrupt cash flow, delay vendor payments, and hinder operational flexibility; and (2) Djibouti maintains stringent foreign exchange regulations, including:

●	Approval Requirements: Large transfers or conversions may require BCD authorization, causing delays.

●	Prioritization of Essential Imports: The BCD may prioritize sectors like food and energy, limiting access to forex for non-essential businesses (e.g., consulting services).

●	Unclear Transfer Limits: Bank of Djibouti staff have indicated unspecified caps on outward transfers, increasing uncertainty.

These restrictions may result in significant negative impact to our ability to operate and execute our business plan.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

May 15, 2025	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

May 15, 2025	By:	/s/ Chee Jiong Ng
Chee Jiong Ng
Chief Financial Officer