Form 10-K
period 2025-06-30
Singularity Future Technology Ltd.
filed 2025-10-14
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s fiscal 2025, was approximately $4,287,562.

The number of shares of common stock outstanding as of October 13, 2025 was 4,203,492.

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

The diagram below shows our corporate structure as of the date of this report.

*	Unless otherwise indicated in the diagram, all the subsidiaries of the Company are wholly owned.

As of the date of this report, the Company’s subsidiaries are as follows:

Name		Background	Ownership
Artificial Intelligence Regeneration Technology Co., Ltd (Cayman Islands)	●	A Cayman Islands corporation	100% owned by the Company
	●	Incorporated on November 18, 2024
	●	No material operations

Artificial Intelligence Regeneration Technology Co., Ltd (BVI)	●	A BVI corporation	100% owned by the Company
	●	Incorporated on May 21, 2025
	●	No material operations

Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 3, 2013
	●	No material operations

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	No material operations

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 1, 2021
	●	No material operations

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19, 2021
	●	No material operations

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

New Energy Tech Limited (“New Energy”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity (Shenzhen) Technology Ltd.	●	A Mainland China corporation	100% owned by the Company
	●	Incorporated on September 4, 2023
	●	No material operations

Singularity Future Technology Virginia Inc.	●	A Virginia corporation	100% owned by Artificial Intelligence Regeneration Technology Co., Ltd (BVI)
	●	Incorporated on September 11, 2025
	●	No material operations

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

We believe that we will not be subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,”, since we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Cybersecurity Review Measures. We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behaviour and our business does not involve the collection of user data or implicate cybersecurity. As of the date hereof, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission, or the CSRC, or any other PRC governmental authorities for future offerings, nor has our Virginia holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding previous offerings from the CSRC or any other PRC governmental authorities. However, on February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

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

Recent Developments

We are currently exploring new business opportunities while continuing to provide freight logistics services. On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited, . (“New Energy”) in New York for to engage in the commodity trading business. In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the commodity trading business. The parties also plan to expand into the sale of solar panels

The Company decided to develop the solar panel business based on its insight into the broad prospects of new energy. In the decision-making process, the needs of environmental protection and market potential were fully considered. This new solar panel business complements our existing businesses and will expand the company’s sustainable development.

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

On November 16, 2024, Mr. Ziyun Liu resigned from his position as the CEO of the Company and as a director and the chairman of the Board. On November 18, 2024, the Company appointed Ms. Jia Yang as the CEO of the Company and the chairwoman of the Board to fill the vacancy resulting from Mr. Ziyun Liu’s resignation.

On November 18, 2024, the Company appointed Mr. Jinhao Pang as the manager of the Technology Department of the Company and an executive director of the Board.

On February 20, 2025, Mr. Ying Cao resigned from his position as the chief financial officer (“CFO”) of the Company.

On February 21, 2025, the board of directors of the Company appointed Mr. Chee Jiong Ng as the CFO of the Company to fill the vacancy resulting from Mr. Ying Cao’s resignation.

Entry into a Material Definitive Agreement

On June 19, 2025, the “Company entered into a securities purchase agreement (the “SPA”) with eighteen investors, under which the Company agrees to sell to the investors an aggregate of 32,188,841 units (the “Unit”), each Unit consisting of one share of the Company’s common stock, without par value (the “Common Stock”) and three warrants, with each warrant initially exercisable to purchase one share of the Common Stock at an exercise price of $1.165 (the “Warrants”), in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, at a price of $0.932 per Unit for an aggregate purchase price of approximately $30 million (the “Offering”).

The Warrants are exercisable immediately upon the date of issuance at an initial exercise price of $1.165, for cash. The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the Warrant. The Warrants shall expire five years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting capitalizations and subdivisions or other similar transactions.

The SPA is subject to various conditions to closing, including, among other things, (a) receipt of the Company’s shareholders’ approval and ratification of the SPA and (b) accuracy of the parties’ representations and warranties.

The form of the SPA and the form of the Warrant are attached hereto as Exhibit 10.2 and 10.3 and incorporated herein by reference.

Registered Direct Offering

On January 24, 2025, the Company entered into certain securities purchase agreement (the “Purchase Agreement”) with certain non-affiliated institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell 700,000 shares of its Common Stock (“Common Stock”) in a registered direct offering (the “Offering”), for gross proceeds of approximately $1.14 million. The purchase price for each share of Common Stock is $1.63.

The Purchase Agreements contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

In addition, the Company agreed that for a period of thirty (30) days from the closing date of the Offering, it will not, including but not limited to,: (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of capital stock or equivalent securities; or (ii) file or caused to be filed any registration statement or amendment or supplement thereto, subject to certain limited exceptions. In addition, the Company agreed that it will not conduct any sales of Ordinary Shares or equivalent securities involving a variable rate transaction (as defined in the Purchase Agreement) for a period of thirty (30) days from the closing date of the Offering, subject to certain exceptions as described in the Purchase Agreements.

The Company currently intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on January 27, 2025.

The Company also entered into certain placement agency agreement dated January 24, 2025 (the “Placement Agency Agreement”), with Maxim Group LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the sole lead/exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate fee equal to 7% of the gross proceeds raised in the Offering. The Company also agreed to reimburse the Placement Agent up to an aggregate of $50,000 for the for non-accountable expenses and reasonable and accounted fees and expenses of legal counsel. Furthermore, the Placement Agent was granted a right of first refusal for a period of twelve (12) months from the closing date of the Offering.

Litigation

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss on November 20, 2023.

On December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint.

On May 29, 2025, the Company and the lead plaintiffs in the class action executed a binding term sheet (the “Settlement Term Sheet”) setting forth the material terms of their proposed settlement on a class wide basis. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,0000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

On September 22, 2025, the Court imposed a temporary restraining order on the Company, pursuant to which the Company and the Ms. Jia Yang, CEO of the Company, (i) were mandated to transfer $6,250,000 amount, plus interest, from the Company’s Silk Road Bank account in Djibouti to the Company’s Bank of America account in the United States by September 23, 2025; (ii) were mandated to file a status report which identifies the balance of the Bank of America account every Friday until October 9, 2025; and (iii) are prohibited from taking any further steps toward consummating the merger described in the Company’s Schedule 14-A filed with the SEC and from participating in any other transaction which might have the effect of divesting this Court’s jurisdiction over the Company and its assets.

As of the date of this report, the Company has requested that Silkroad International Bank S.A. (“Silkroad”) transfer a total of $6.3 million to the Company’s Bank of America account. The Company has requested an input from Silkroad as to the initial $3,000,000 that the Company requested that Silkroad transfer to the Company’s Bank of America account in August 2025. Silkroad indicated that it expects the funds to be credited to the Company’s Bank of America account “within 3-5 business days, subject to the completion of intermediary and central bank procedures.” As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement.

Huang v. Singularity Future Technology Ltd.

As previously disclosed, in February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. As of the date of this report, the Company has completed the $300,000 settlement payment to Zhikang Huang.

Levy v. Singularity Future Technology Ltd.

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

On February 28, 2023, the audit committee of the Company, after discussion with the management of the Company, and in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2021 (the “2021 Form 10-K”) should no longer be relied upon as a result of incorrect accounting treatment of approximately $4.6 million of related party loan receivable. The audit committee also concluded that the financial statements for the quarters ended September 30, 2021 and December 31, 2021 included in the Company’s Quarterly Reports on Form 10-Q (the “2021 Form 10-Qs,” collectively with the 2021 Form 10-K, the “Affected Reports”), filed with the SEC on November 12, 2021 and February 14, 2022, respectively, should no longer be relied upon as a result of incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and six months ended December 31, 2021. The Company corrected the errors referenced above in an amendment to (1) the 2021 Form 10-K (the “Amended Form 10-K”) and (2) each of the 2021 Form 10-Qs (the “Amended Form 10-Qs,” collectively with the Amended Form 10-K, the “Restatements”).

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

On January 17, 2025, after cooperating with the Investigations, the Company reached a resolution with the SEC regarding the aforementioned matters.

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated January 17, 2025, with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls. Pursuant to the terms of the SEC Order, the Company will pay a civil monetary penalty of $350,000 to the SEC, comply with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and cease and desist any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder. In the event the Company fails to comply with these undertakings, the Company shall, by December 31, 2026, pay an additional civil monetary penalty of $1,000,000 to the SEC.

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

On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited. (“New Energy”) in New York to engage in the commodity trading business. In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the commodity trading business. The parties also plan to expand into the sale of solar panels.

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

Our Customers

Our main customer for the fiscal years ended June 30, 2025 and 2024 was Chongqing Iron & Steel Ltd. For the years ended June 30, 2025 and 2024, Chongqing Iron & Steel Ltd. accounted for 94.4% and 77.2% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3%, and 10.5% of our total purchases, respectively. For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of our total purchases, respectively.

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

We believe we can capture the business opportunity and grow our business organically or through acquisitions or strategic alliance by:

●	Continuing to streamline our business operations and improve our operating efficiency through innovative technology, effective planning, budgeting, execution and cost control;

●	Diversifying our business to focus on providing innovative technology-based solution to our customers to promote our sustainable business growth;

The current market of China’s shipping agency industry is mature comparing to what it was ten years ago when the shipping agency industry was fueled by the massive construction of China’s infrastructure, yet the over-supply of shipping agencies has also shrunk the profits of the industry. Many shipping agencies were constrained by the small size and the limited services. We have the professionalism and are the pioneers and leaders in the shipping agency industry in China. We maintain strong relationships with customers and market resources. The current shipping agency market is more competitive yet enables companies like us who has better resources in this market niche to expand.

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

Employees

As of the date of this Report, we have 11 full-time employees, eight of whom are based in China and three are based in the United States. Of the total full-time employees, four are in management, two are in operations, three are in finance and accounting related and two are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our Certificate of Incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involves issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We depend on a limited number of major customers who are able to exert a high degree of influence over us and the loss of a major customer could adversely impact on our business.

For the years ended June 30, 2025 and 2024, Chongqing Iron & Steel Ltd. accounted for 94.4% and 77.2% of the Company’s revenues, respectively. There can be no assurance that our major customer will continue to purchase our services in the same amount that it has in the past. The loss of our major customer or a material reduction in sales to a major customer could have a material adverse effect on our sales and results of operations. Additionally, given the high concentration of our customer base, a default by or a significant reduction in future transactions with our major customer could materially reduce our revenues, profitability, liquidity and growth prospects.

We depend on a limited number of suppliers who are able to exert a high degree of influence over us and the loss of our major suppliers could adversely impact on our business.

For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3%, and 10.5% of our total purchases, respectively. For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of our total purchases, respectively. There can be no assurance that our major suppliers will continue to supply us with the materials or services required to operate our business in the same amount that they have in the past. The loss of our major suppliers or a material reduction in the materials or services they provide to us could have a material adverse effect on our business and results of operations.

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

As discussed in our Current Form on Form 8-K filed on February 28, 2023, as amended by Amendment No. 1 filed on March 6, 2023, we determined to restate our financial statements as of and for the year ended June 30, 2021, three and six months ended September 30, 2021 and three and nine months ended December 31, 2021 after we identified errors related to, incorrect accounting treatment of related party loan receivable, incorrect recognition of revenue from freight shipping services and incorrect accounting treatment of recovery (provision) for credit losses. As a result of these errors and the resulting restatements of our financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatements, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

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

As discussed in “Item 9.A Controls and Procedures - Disclosure Controls and Procedures,” under the supervision and with the participation of our management, we have taken measures to improve our disclosure controls and procedures.

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

Item 2. Properties.

We currently rent one office in Shanghai.

Office	Address	Rental Term	Space
Shanghai, PRC	Rm 12D & 12E, No.359 Dongdaming Road, Hongkou District, Shanghai, PRC 200080	Expires 12/31/2026	3,078 ft2

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

Holders of Our Common Stock

As of the date of this report, there were 14 holders of record of our common stock. This number does not include stockholders who hold their shares of common stock in street name.

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

Recent Developments

Reverse Stock Split

On February 9, 2024, the Company effectuated a 1-for-10 reverse stock split of its common stock. Beginning on February 12, 2024, the Company’s common stock trades on The Nasdaq Stock Market on a split adjusted basis. Upon effectiveness of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued. Instead, any fractional shares that would have resulted from the split were rounded up to the next whole number. Trading in the common stock continues on the Nasdaq Stock Market under the symbol “SGLY”. The new CUSIP number for the common stock following the reverse stock split is 82935V 307. The reverse stock split was intended to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing of the common stock on the NASDAQ Stock Market. The reverse stock split did not affect the number of total authorized shares of common stock of the Company.

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

On January 17, 2025, after cooperating with the Investigations, the Company reached a resolution with the SEC regarding the aforementioned matters.

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated January 17, 2025, with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls. Pursuant to the terms of the SEC Order, the Company will pay a civil monetary penalty of $350,000 to the SEC, comply with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and cease and desist any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder. In the event the Company fails to comply with these undertakings, the Company shall, by December 31, 2026, pay an additional civil monetary penalty of $1,000,000 to the SEC.

The above descriptions of the SEC Order are not complete and are qualified in their entirety by the terms thereof. The complete SEC Order, including the Company’s obligations thereunder, can be accessed at the SEC website at www.sec.gov.

Entry into Joint Venture

On August 22, 2024, New Energy Tech Ltd., (“New Energy”) a New York corporation and wholly owned subsidiary of the Company, entered into a certain joint venture agreement (the “JV Agreement”) with Market One Service Corp., a corporation organized under the laws of Wyoming, (“Market One”). Pursuant to the JV Agreement, among other things and subject to the terms and conditions contained therein, New Energy and Market One agreed to establish a limited company under the laws of Ohio, SG Campbells Creek Commodities (the “JV”), to engage in the business of commodity trading. The parties also plan to expand into the sale of solar panels.

Levy v. Singularity Future Technology Ltd.

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

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss on November 20, 2023.

On December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint.

On May 29, 2025, the Company and the lead plaintiffs in the class action executed a binding term sheet (the “Settlement Term Sheet”) setting forth the material terms of their proposed settlement on a class wide basis. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,0000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

On September 22, 2025, the Court imposed a temporary restraining order on the Company, pursuant to which the Company and the Ms. Jia Yang, CEO of the Company, (i) were mandated to transfer $6,250,000 amount, plus interest, from the Company’s Silk Road Bank account in Djibouti to the Company’s Bank of America account in the United States by September 23, 2025; (ii) were mandated to file a status report which identifies the balance of the Bank of America account every Friday until October 9, 2025; and (iii) are prohibited from taking any further steps toward consummating the merger described in the Company’s Schedule 14-A filed with the SEC and from participating in any other transaction which might have the effect of divesting this Court’s jurisdiction over the Company and its assets.

As of the date of this report, the Company has requested that Silkroad International Bank S.A. (“Silkroad”) transfer a total of $6.3 million to the Company’s Bank of America account. The Company has requested an input from Silkroad as to the initial $3,000,000 that the Company requested that Silkroad transfer to the Company’s Bank of America account in August 2025. Silkroad indicated that it expects the funds to be credited to the Company’s Bank of America account “within 3-5 business days, subject to the completion of intermediary and central bank procedures.” As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement.

Huang v. Singularity Future Technology Ltd.

As previously disclosed, in February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. As of the date of this report, the Company has completed the $300,000 settlement payment to Zhikang Huang.

Entry into a Material Definitive Agreement

On June 19, 2025, the “Company entered into a securities purchase agreement (the “SPA”) with eighteen investors, under which the Company agrees to sell to the investors an aggregate of 32,188,841 units (the “Unit”), each Unit consisting of one share of the Company’s common stock, without par value (the “Common Stock”) and three warrants, with each warrant initially exercisable to purchase one share of the Common Stock at an exercise price of $1.165 (the “Warrants”), in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, at a price of $0.932 per Unit for an aggregate purchase price of approximately $30 million (the “Offering”).

The Warrants are exercisable immediately upon the date of issuance at an initial exercise price of $1.165, for cash. The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the Warrant. The Warrants shall expire five years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting capitalizations and subdivisions or other similar transactions.

The SPA is subject to various conditions to closing, including, among other things, (a) receipt of the Company’s shareholders’ approval and ratification of the SPA and (b) accuracy of the parties’ representations and warranties.

Registered Direct Offering

On January 24, 2025, the Company entered into certain securities purchase agreement (the “Purchase Agreement”) with certain non-affiliated institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell 700,000 shares of its Common Stock (“Common Stock”) in a registered direct offering (the “Offering”), for gross proceeds of approximately $1.14 million. The purchase price for each share of Common Stock is $1.63.

The Purchase Agreements contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

In addition, the Company agreed that for a period of thirty (30) days from the closing date of the Offering, it will not, including but not limited to,: (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of capital stock or equivalent securities; or (ii) file or caused to be filed any registration statement or amendment or supplement thereto, subject to certain limited exceptions. In addition, the Company agreed that it will not conduct any sales of Ordinary Shares or equivalent securities involving a variable rate transaction (as defined in the Purchase Agreement) for a period of thirty (30) days from the closing date of the Offering, subject to certain exceptions as described in the Purchase Agreements.

The Company currently intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on January 27, 2025.

The Company also entered into certain placement agency agreement dated January 24, 2025 (the “Placement Agency Agreement”), with Maxim Group LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the sole lead/exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent an aggregate fee equal to 7% of the gross proceeds raised in the Offering. The Company also agreed to reimburse the Placement Agent up to an aggregate of $50,000 for the for non-accountable expenses and reasonable and accounted fees and expenses of legal counsel. Furthermore, the Placement Agent was granted a right of first refusal for a period of twelve (12) months from the closing date of the Offering.

Results of Operations

Comparison of the Years Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended
	June 30,		Variance
	2025	2024	Amount	%

Net revenues	$1,813,193	$3,136,681	($1,323,488)	(42.2)%
Cost of revenues	(1,761,794)	(3,614,947)	(1,853,153)	(51.3)%
Gross profit (loss)	51,399	(478,266)	529,665	110.7%
Selling expenses	(245,077)	(252,278)	(7,201)	(2.9)%
General and administrative expenses	(2,518,079)	(5,031,852)	(2,513,773)	(50.0)%
Impairment loss of cryptocurrencies	-	(72,179)	(72,179)	(100.0)%
Allowance for credit losses, net	-	(87,629)	(87,629)	(100.0)%
Operating loss	(2,711,757)	(5,922,204)	(3,210,447)	(54.2)%
Gain from disposal of subsidiary and VIE	-	359,781	(359,781)	(100.0)%
Interest income	135,176	-	135,176	100.0)%
Interest expenses	(146,370)	-	146,370	100.0%
Judgment debt expenses	(638,586)	-	638,586	100.0%
Other income, net	77,236	90,649	(13,413)	(14.8)%
Net loss before income tax expenses	(3,284,301)	(5,471,774)	(2,187,473)	(40.0)%
Income tax expense	(30,230)	-	30,230	100.0%
Net loss	($3,314,531)	($5,471,774)	(2,157,243)	(39.4)%

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services decreased by approximately $1.3 million, or approximately 42.2%, to $1.8 million for the year ended June 30, 2025 from $3.1 million for the year ended June 30, 2024. The decrease was mainly caused by shipping revenue declined $0.5 million from our U.S. subsidiary, Brilliant Warehouse, due to closure of operations in fiscal 2024 and $0.9 million declined in revenue from our PRC subsidiaries as the tariff wars caused significant decline in business volume. For the year ended June 30, 2025, the Company generated all of its revenue in PRC.

Cost of Revenues

Cost of revenues for our freight logistics services mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services decreased by approximately $1.9 million, or 51.3%, to approximately $1.8 million for the year ended June 30, 2025 from approximately $3.6 million. The closure of U.S. subsidiary, Brilliant Warehouse in fiscal 2024 which significant reduced cost of revenue by $1.0 million. The cost from our PRC subsidiaries declined by $0.8 million mainly contributed by decline in business volume as a result of tariff wars.

Our gross margin was 2.8% from our PRC subsidiaries for the year ended June 30, 2025 which declined by 0.5% from 3.4% for the year ended June 30, 2024 due to marginal increase in freight costs. Our gross margin was (15.2%) for the year ended June 30, 2024, which was mainly due to decreased revenue from our freight logistics business and ceased to sell crypto-mining equipment since January 1, 2023.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. Our selling expenses decreased by approximately $7,201, or 2.9%, to $0.2 million for the year ended June 30, 2025 from $0.3 million for the same period of last year. The decrease was mainly attributable in the decrease in freight volume which, in turn, reduced selling activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, legal and IT consulting. Our general and administrative expenses decreased by approximately $2.5 million, or 50.0%, to $2.5 million for the year ended June 30, 2025 from $5.0 million for the same period of last year. Since closure of business operation in U.S., the management undertook significant cost cutting initiatives reducing all categories of general administrative expenses across the board.

Impairment Loss of Cryptocurrencies

We recorded an impairment loss of nil and $72,179 for the year ended June 30, 2025 and 2024 respectively, for the cryptocurrencies held by us as the ownership of the cryptocurrencies could not be verified.

Allowance for credit losses, net

Our allowance for credit losses decreased by approximately $87,629, or 100%, to nil for the year ended June 30, 2025, from allowance for credit losses of $87,629 for the same period of last year. For the year ended June 30, 2025, allowance for credit losses were fully provided in fiscal 2024.

Gain from disposal of subsidiaries and VIE

On October 24, 2023, February 19, 2024 and April 17, 2024, the Company dissolved its subsidiaries of Ningbo Saimeinuo Web Technology Ltd., Thor Miner Inc. and Blumargo It Solution Ltd., respectively. Total gain from the three disposals was $359,781. No such disposal for the year ended June 30, 2025.

Interest income

Interest income increased by approximately $0.1 million, or 100%, to approximately $0.1 million for the year ended June 30, 2025 from nil for the same period of last year, which was mainly related to interest earned on term deposit placed with East West Bank.

Interest expenses

Interest expenses increased to $0.1 million, or 100%, to $0.1 million for the year ended June 30, 2025 from nil for the same period of last year. As of June 30, 2025, loans from third parties amounted to $1.5 million with a weighted average interest rate of 12% per annum and a weighted average maturity of one year.

Judgment debt expenses

We recorded $0.6 million in judgment debt expenses for the year ended June 30, 2025, compared to nil in judgment debt expenses for the same period of last year. Judgment debt expenses mainly related to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $488,586 with interest accruing from January 31, 2025. Also, there was a settlement expenses with John Levy of $150,000. As previously disclosed, on January 18, 2024, John F. Levy (“Levy”), a former member of the Board of the Company, filed a claim against the Company in the Court, Levy v. Singularity Future Technology Ltd. f/k/a Sino-Global Shipping America Ltd., 24-cv-0384-NG-JMW (the “Lawsuit”). On April 1, 2025, Levy and the Company entered into a confidential settlement and mutual release agreement to fully resolve the Lawsuit (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid a sum of one hundred and fifty thousand dollars ($150,000) to Blank Rome LLP, which was counsel to Levy. On April 17, 2025, the stipulation to dismiss the Lawsuit with prejudice was filed with the Court. On April 18, 2025, this Lawsuit was terminated.

Other income, net

Other income, net, decreased by $13,413, or 14.8%, to $77,236 for the year ended June 30, 2025 from $90,649 for the year ended June 30, 2024, which mainly related to reduced exchange gain .

Income tax expenses

Our income tax expenses amounted to $30,230 and nil for the years ended June 30, 2025 and 2024, respectively. The income tax expenses mainly attributable to interest income earned from terms deposits.

Net Loss

As a result of the foregoing, we had a net loss of $3.3 million and $5.5 million for the year ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2025, we had $14.5 million in cash (including cash on hand and cash in bank) and $3.1 million in restricted cash due to the guarantee that the Company provided to its business partner Solarlink Group Inc. and the garnishment process initiated by Zhikang Huang, as discussed in the Recent Developments section. The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(2,692,682)	$(4,408,691)
Net cash provided by investing activities	-	75,580
Net cash provided by financing activities	2,607,261	4,456,576
Effect of changes of foreign exchange rate on cash and restricted cash	1,258	222,438
Cash and restricted cash, beginning of year	17,736,059	17,390,156
Cash and restricted cash, end of year	$17,651,896	$17,736,059

The following table sets forth a summary of our working capital:

	As of	As of
	June 30,	June 30,
	2025	2024	Variance	%
Total Current Assets	$18,134,340	$18,247,523	($113,183)	(0.6)%
Total Current Liabilities	$7,274,565	$5,343,001	$1,931,564	36.2%
Working Capital	$10,859,775	$12,904,522	($2,044,747)	(15.8)%
Current Ratio	2.49	3.42	(0.92)	(27.0)%

In assessing the liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2025, our working capital was $10.9 million and we had cash of approximately $14.5 million. We believe our current working capital is sufficient to support our operations and debt obligations as they become due within one year from the date of this Report.

Operating Activities

Our net cash used in operating activities was approximately $2.7 million for the year ended June 30, 2025. The operating cash outflow for the year ended June 30, 2025 was primarily attributable to our net loss of approximately $2.3 million.

Our net cash used in operating activities was approximately $4.4 million for the year ended June 30, 2024. The operating cash outflow for the year ended June 30, 2024 was primarily attributable to our net loss of approximately $5.5 million.

Investing Activities

Net cash provided by investing activities was nil for the year ended June 30, 2025.

Net cash provided by investing activities was $0.1 million for the year ended June 30, 2024 due to repayments from related parties from Zhejiang Jinbang, which is owned by Mr. Qinggang Wang.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2025 was proceeds of $2.1 million from third parties loans and proceeds of $1.1 million from issuance of 0.7 million common shares, as partially offset by repayment of $0.6 million third parties’ loans.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to effective internal controls over financial reporting as more fully described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The following material weaknesses identified for the year ended and as of June 30, 2024 were individually rectified as of September 5, 2025.

	Material weaknesses identified as of June 30, 2024	Rectification actions taken

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries in some of the subsidiaries within the consolidation, lack of supervision, coordination and communication of financial information between different entities within the Group;	The Company has implemented segregation of incompatible duties. The preparation of journal entries is handled by the financial export, while review is conducted by the CFO. Furthermore, the CFO is responsible for overseeing, coordinating, and communicating financial information among different entities within the group.

●	Lack of a full time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions which led to error in revenue recognition in previously issued financial statements;	The Company has replaced part of its management team, and the current management is familiar with U.S. GAAP. Additionally, the Company has provided training on U.S. GAAP to the current management team.

●	Lack of resources with technical competency to address, review and record non-routine or complex transactions under U.S. GAAP;	The Company has revised its control procedures for significant unusual transactions (“SUT”). For SUT, dedicated processes are in place to identify, document, and review the related accounting treatments.

●	Lack of management control reviews of the budget against actual with analysis of the variance with a precision that can be explained through the analysis of the accounts;

The Company has revised its expense budgeting process and established a budget management system. Under the new system, quarterly reviews will be conducted to compare budgets against actual results. Account analysis will be used to explain the reasons for significant variances between budgeted and actual figures.

●	Lack of proper procedures in identifying and recording related party transactions which led to restatement of previously issued financial statements (See Note 1 of the accompanying consolidated financial statement footnotes);	The Company has revised its related-party control procedures, establishing clear provisions for the identification of related parties, the formation and approval of related-party lists, the identification of related-party transactions, and the approval and disclosure of related-party transactions.

●	Lack of proper procedures to maintain supporting documents for accounting record; and	The Company has revised its accounting bookkeeping procedures, establishing requirements for approval, and retention of supporting documents corresponding to accounting records. The CFO will be responsible for reviewing whether the supporting documents in accounting records comply with the Company’s latest regulations.

●	Lack of proper oversight for the Company’s cash disbursement process that led to misuse of the Company funds by its former executive.	The Company dismissed the executive who misused funds and replaced the corresponding executive. Additionally, the Company revised its cash disbursement procedures, implementing strict segregation of duties for incompatible roles such as applicants, approvers, and cashiers involved in cash disbursements.

As of June 30, 2025, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Control over Financial Reporting

On April 24, 2025, we engaged Marcum Asia CPAs LLP to provide internal control over financial reporting best practices consulting services to the Company and the Company made changes in its internal control over financial reporting as discussed in the Management’s Annual Report on Internal Control over Financial Reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Positions Held
Jia Yang	31	Chief Executive Officer, Chairlady of the Board
Chee Jiong Ng	54	Chief Financial Officer
Jinhao Pang	26	Director, Manager of the Technology Department
Xu Zhao	39	Director
Zhongliang Xie	54	Director
Yangyang Xu	40	Director

Jia Yang

Ms. Jia Yang has been our Chief Executive Officer and Chairwomen of the Board since November 2024. Before that, she has served as a Vice President of the Company and a Director of the Board since August 2024. Ms. Yang was the Chief Operating Officer at Beijing Angda Yingchuang Innovative Materials Technology Co., Ltd. since January 2023. Prior to that, she was an Executive Officer at Zhongjian Tianxia Beijing Investment Management Co., Ltd. from October 2021 to December 2022. From November 2019 to November 2021, Ms. Yang was the Executive Assistant to hotel manager/marketing executive at The Ritz-Carlton Xi’an. Ms. Yang graduated from Xi’an International Studies University in 2016 with a major in English education.

Chee Jiong Ng

Mr. Chee Jiong Ng has been our Chief Financial Officer since February 2023. Mr. Ng worked as the CFO of Meta Data Limited from November 2021 to July 2024. From March 2021 to October 2021, Mr. Ng was a Financial Advisor for two Nasdaq listed companies, responsible for annual and semi-annual reporting obligations and financing activities. From December 2017 to February 2021, Mr. Ng was the CFO of Dunxin Financial Holdings Limited, now known as Eason Technology Limited (NYSE: DXF). Mr. Ng received a Bachelor’s Degree in economics from the University of Sydney, Australia in 1993, and a Master’s Degree in commerce from the University of New South Wales, Australia in 1995. Mr. Ng is also a Certified Public Accountant of Australian Society of Certified Public Accountants since 1999.

Jinhao Pang

Mr. Jinhao Pang has been our Director and Manager of the Technology Department since November 2024. He worked as a software engineer with Yisa Technology Co., Ltd. in Qingdao, China from June 2021 to August 2022, where he led the design and development of a module for a training system, which allowed companies to update training content dynamically and enables users to engage with the latest material through interactive learning and problem-solving. Mr. Pang received a M.S. in Computer Science from New York University in May 2024, and a B.S. in Information and Computing Science from Xi’an Jiaotong-Liverpool University in July 2022.

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

Yangyang Xu

Ms. Yangyang Xu has served as an Director of the Company since October 2023. Ms. Xu was a Senior Customer Manager at Beijing Sensetime Technology Development Co., Ltd., a leading AI software company focused on innovating for a better AI-empowered future, from May 2018. Prior to that, from February 2011 to April 2018, she served as the General Manager of Communications at Bus Online Technology Co., Ltd., a company primarily involved in the manufacture and distribution of electronic components. Before that, Ms. Xu held managerial positions with Beijing Sumavision Technology Co., Ltd, and Beijing Gallop Horse Film and Culture Development Group. Ms. Xu received a Bachelor’s Degree in management from Harbin University of Commerce in 2006.

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

Board Diversity Matrix as of October 13, 2025
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3
Part II: Demographic Background
Asian		5

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2025, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available at our website at www.singularity.us. We expect that any amendments to the code, or any waivers of its requirement, will be disclosed on our website.

Policy Prohibiting Insider Trading and Related Procedures

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant's securities by directors, senior management, and employees, which is included in the Code of Ethics of the Company, filed as Exhibit 14.1 hereto.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time has at any time, been one of our officers or employees, or, during the last two fiscal years, a participant in a related party transaction that is required to be disclosed. None of our executive officers currently serves, or in the past year has served, as a member of our Board or Compensation Committee of any entity that has one or more executive officers on our Board or Compensation Committee.

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to our executives for the years ended June 30, 2024 and 2025.

	Fiscal			Securities- based	All other
Name	Year	Salary	Bonus	Compensation	Compensation	Total
Jia Yang	2025	$59,613	-	-	-	$59,613
Chief Executive Officer (1)	2024	-	-	-	-	-

Chee Jiong Ng	2025	$30,000	-	-	-	$30,000
Chief Financial Officer (2)	2024	-	-	-	-	-

Jianhao Pang	2025	$5,000	-	-	-	$5,000
Director, Manager of the Technology Department(3)	2024	-	-	-	-	-

Zhikang Huang,	2025	-	-	-	-	-
Former Vice President and Director(4)	2024	$50,000	-	-	-	$50,000

Ziyuan Liu	2025	-	-	-	-	-
Former Chief Executive Officer(5)	2024	$180,000	-	-	-	$180,000

Dianjiang Wang	2025	-	-	-	-	-
Former Chief Financial Officer(6)	2024	$7,391	-	-	-	$7,391

Ying Cao	2025	-	-	-	-	-
Former Chief Financial Officer(7)	2024	$46,957	-	-	-	$46,957

(1)	According to the Employment Agreement dated August 6, 2024, Ms. Yang’s compensation consists of an annual base salary of $66,000 in cash and a discretionary annual bonus, effective August 6, 2024. Ms Yang was appointed as the CEO of the Company on November 18, 2024.

(2)	According to the Employment Agreement dated February 21, 2025, Mr. Ng’s compensation consists of an annual base salary of $84,000 in cash and a discretionary annual bonus, effective February 21, 2025.

(3)	According to the Employment Agreement dated November 18, 2024, Mr. Pang’s compensation consists of an annual base salary of $60,000 in cash and a discretionary annual bonus, commencing from June 1, 2025.

(4)	On November 1, 2021, Mr. Huang resigned from his position as a member of the Board of the Company.

(5)	According to the Employment Agreement dated April 18, 2023, Mr. Liu’s compensation consists of an annual base salary of $240,000 in cash and a discretionary annual bonus, effective April 18, 2023. Mr Liu resigned on November 16, 2024.

(6)	According to the Employment Agreement dated May 1, 2023, Mr. Wang’s compensation consists of an annual base salary of $60,000, and a discretionary annual bonus, effective May 1, 2023. Mr. Wang resigned as Chief Financial Officer on August 15, 2023.

(7)	According to the Employment Agreement dated August 21, 2023, Mr. Cao’s compensation consists of an annual base salary of $60,000, and a discretionary annual bonus, effective August 21, 2023. Mr. Cao resigned on February 20, 2025.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

None.

Director Compensation

The table below sets forth the compensation received by our directors for the year ended June 30, 2025.

	Fees earned or	Stock	Option	All other
	paid in cash	awards	awards	compensation	Total
	($)	($)	($)	($)	($)
Zhongliang Xie	50,000	-	-	-	50,000
Xu Zhao	50,000	-	-	-	50,000
Yangyang Xu	50,000	-	-	-	50,000

(1)	This table does not include Ms Jia Yang, our Chief Executive Officer and director whose compensation is fully reflected in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 13, 2025, for (i) each named executive officer and director, and (ii) all executive officers and directors as a group. As of October 13, 2025, there was no stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In the table below, percentage ownership is based on 4,203,492 shares of our common stock issued and outstanding as of October 13, 2025.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Jia Yang	-
Chee Jiong Ng	-	-
Jianhao Pang	-
Yangyang Xu	-
Zhongliang Xie	-
Xu Zhao	-

All directors and executive officers as a group (Six individuals)	-	-%

(1)	The individual’s address is c/o Singularity Future Technology, Ltd., 98 Cutter Mill Road, Suite 311, Great Neck, New York 11021.

Securities Authorized for Issuance to Our Officers, Directors, Employees and Consultants under Equity Compensation Plans

The below table reflects, as of October 13, 2025, the number of shares of common stock authorized by our stockholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Set forth below are our transactions with related persons for the years ended June 30, 2024 and 2025.

Due from Related Party

As of June 30, 2025 and 2024, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2025	2024
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$388,496	$382,949
Shanghai Baoyin Industrial Co., Ltd (2)	1,084,793	1,066,003
LSM Trading Ltd (3)	-	570,000
Rich Trading Co. Ltd (4)	-	103,424
Less: allowance for credit losses	(1,473,289)	(2,122,376)
Total	-	-

Movements of allowance for credit losses were as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$2,122,376	$2,126,385
Less: Write-off	(675,063)	-
Exchange rate effect	25,976	(4,009)
Ending balance	$1,473,289	$2,122,376

(1)	As of June 30, 2025 and 2024, the Company advanced $388,496 and $382,949 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided credit losses of $388,496 and $382,949 for the balance of the receivable as of June 30, 2025 and 2024. The amount of the allowance changed as a result of changes in exchange rates.

(2)	As of June 30, 2025, and 2024, the Company advanced $1,084,793 and $1,066,003 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2025 and 2024, the Company advanced nil and $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable. The advance was fully written off in fiscal 2025.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of June 30, 2024. The advance was fully written off in fiscal 2025.

Due to related parties

As of June 30, 2025 and 2024, the Company owed $26,373 and $25,997 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2025 and 2024, the Company owed $497,857 and $199,034 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

The balance of due to related parties was interest-free, unsecured, and due upon demand.

Director Independence

Our Board has determined that each of Zhongliang Xie, Yangyang Xu and Xu Zhao are an “independent director” as defined by the applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

Set forth below are the aggregate fees billed by Audit Alliance LLP, our independent registered accounting firm, for the fiscal years ended June 30, 2025 and 2024 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2025	Fiscal 2024
Audit fees	$280,000	$376,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$280,000	$376,000
Tax fees	-	-
All other fees	-	-
Total fees	$280,000	$376,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2025 or 2024.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Audit Alliance LLP in fiscal 2025 or 2024. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Audit Alliance’s independence.

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

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Singularity Future Technology, Ltd., incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014.
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd., incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd., incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.
3.4	Bylaws of Singularity Future Technology, Ltd., incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
4.2	Form of Securities Purchase Agreement, dated June 19, 2025, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2025.
4.3	Form of Warrant, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 23, 2025.
4.4	Form of Placement Agent Agreement, dated January 24, 2025, between the Company and Maxim Group LLC, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2025.
10.1	Employment Agreement by and between Ms. Jia Yang and the Company, dated August 6, 2024, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.2	Form of Employment Agreement by and between the Company and Chee Jiong Ng, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2025.
10.3	Employment Agreement by and between the Company and Jinhao Pang dated November 18, 2024, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.4	Director Offer Letter to Jinhao Pang, dated November 18, 2024, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.5	2025 Stock Incentive Plan*
14.1	Code of Ethics of the Company, incorporated by reference to exhibit to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 (File No. 001-34024).
21.1	List of subsidiaries of the Company*
23.1	Consent of Audit Alliance LLP*
31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy, incorporated by reference to exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on October 15, 2024.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

October 14, 2025	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jia Yang	Director, Chairlady of the Board and Chief Executive Officer	October 14, 2025
Jia Yang	(Principal Executive Officer)

/s/ Yangyang Xu	Director	October 14, 2025
Yangyang Xu

/s/ Zhongliang Xie	Director	October 14, 2025
Zhongliang Xie

/s/ Jinhao Pang	Director, Manager of the Technology Department	October 14, 2025
Jinhao Pang

/s/ Xu Zhao	Director	October 14, 2025
Xu Zhao

/s/ Chee Jiong Ng	Chief Financial Officer	October 14, 2025
Chee Jiong Ng	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Singularity Future Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singularity Future Technology Ltd. and its subsidiaries (collectively, the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

AUDIT ALLIANCE LLP (3487)

Singapore

October 14, 2025

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024
Assets
Current assets
Cash	$14,533,829	$14,641,967
Restricted cash	3,118,067	3,094,092
Notes receivable	32,548	-
Accounts receivable, net	396,744	267,165
Other receivables, net	-	612
Advances to suppliers - third parties, net	1,084	51
Prepaid expenses	52,068	243,636
Total current assets	18,134,340	18,247,523

Property and equipment, net	-	183,639
Right-of-use assets	84,370	98,327
Other long-term assets - deposits	10,192	198,550
Total non-current assets	94,562	480,516
Total Assets	$18,228,902	$18,728,039

Liabilities and Equity

Current Liabilities
Loans from third parties	999,940	-
Deferred revenue	-	66,423
Accounts payable	701,080	566,770
Accounts payable - related party	-	63,434
Lease liabilities - current	53,286	177,263
Taxes payable	3,250,473	3,206,893
Due to related parties	524,231	225,031
Judgment debt payable	488,586	-
Accrued expenses and other current liabilities	1,256,969	1,037,187
Total current liabilities	7,274,565	5,343,001

Loans from third parties	466,321	-
Lease liabilities - non-current	31,084	131,355
Total non-current liabilities	497,405	131,355

Total liabilities	7,771,970	5,474,356

Commitments and Contingencies

Shareholders’ Equity:
Preferred share, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of June 30, 2025 and 2024, respectively	-	-
Common share, 50,000,000 shares authorized, no par value; 4,203,492 and 3,503,492 shares issued and outstanding as of June 30, 2025 and 2024, respectively	105,333,048	104,192,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficits	(94,597,445)	(90,684,966)
Accumulated other comprehensive (loss) income	(596,914)	159,272
Total Shareholders’ Equity attributable to controlling shareholders of the Company	12,473,651	16,001,316
Non-controlling Interest	(2,016,719)	(2,747,633)
Total Equity	10,456,932	13,253,683

Total Liabilities and Equity	$18,228,902	$18,728,039

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2025	2024

Net revenues	$1,813,193	$3,136,681
Cost of revenues	(1,761,794)	(3,614,947)
Gross profit (loss)	51,399	(478,266)

Selling expenses	(245,077)	(252,278)
General and administrative expenses	(2,518,079)	(5,031,852)
Impairment loss of cryptocurrencies	-	(72,179)
Allowance for credit losses, net	-	(87,629)
Total operating expenses	(2,763,156)	(5,443,938)

Operating loss	(2,711,757)	(5,922,204)

Gain from disposal of subsidiary and VIE	-	359,781
Interest income	135,176	-
Interest expenses	(146,370)	-
Judgment debt expenses	(638,586)	-
Other income, net	77,236	90,649
Net loss before income tax expenses	(3,284,301)	(5,471,774)
Income tax expense	(30,230)	-
Net loss	(3,314,531)	(5,471,774)
Net income (loss) attributable to non-controlling interest	597,948	(363,246)
Net loss attributable to controlling shareholders of the Company.	$(3,912,479)	$(5,108,528)

Comprehensive loss
Net loss	$(3,314,531)	$(5,471,774)
Other comprehensive (loss) income - foreign currency	(756,186)	93,999
Comprehensive loss	(4,070,717)	(5,377,775)
Less: Comprehensive loss attributable to non-controlling interest	132,966	(338,283)
Comprehensive loss attributable to controlling shareholders of the Company.	$(4,203,683)	$(5,039,492)

Loss per share
Basic and diluted	$(1.06)	$(2.05)
Weighted average number of common shares used in computation
Basic and diluted	3,706,779	2,491,969

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Accumulated
					Additional	Shares		other	Total
	Preferred Share		Common Share		paid-in	to be	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	cancelled	deficits	loss	Equity	interest	Equity
BALANCE, June 30, 2023	-	-	1,771,553	$94,332,048	$2,334,962	(20,000)	$(85,576,438)	$90,236	$11,180,808	$(2,219,941)	$8,960,867
Issuance of common shares to private investors	-	-	1,751,939	9,860,000	-	-	-	-	9,860,000	-	9,860,000
Cancellation of shares due to settlement	-	-	(20,000)	-	-	20,000	-	-	-	-	-
Disposal of subsidiaries	-	-	-	-	-	-	-	-	-	(189,410)	(189,410)
Foreign currency translation	-	-	-	-	-	-	-	69,036	69,036	24,964	94,000
Net loss	-	-	-	-	-	-	(5,108,528)	-	(5,108,528)	(363,246)	(5,471,774)
BALANCE, June 30, 2024	-	-	3,503,492	104,192,048	2,334,962	-	(90,684,966)	159,272	16,001,316	(2,747,633)	13,253,683
Issuance of common shares to private investors	-	-	700,000	1,141,000	-	-	-	-	1,141,000	-	1,141,000
Foreign currency translation	-	-	-	-	-	-	-	(756,186)	(756,186)	132,966	(623,220)
Net (loss) income	-	-	-	-	-	-	(3,912,479)	-	(3,912,479)	597,948	(3,314,531)
BALANCE, June 30, 2025	-	-	4,203,492	$105,333,048	$2,334,962	-	$(94,597,445)	$(596,914)	$12,473,651	$(2,016,719)	$10,456,932

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2025	2024
Operating Activities
Net loss	$(3,314,531)	$(5,471,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,871	132,195
Non-cash lease expense	26,044	284,299
Allowance for credit losses, net	-	87,629
Gain on disposal of subsidiaries	-	(359,781)
Property and equipment written off	133,765	69,338
Impairment loss of cryptocurrencies	-	72,179
Interest expenses related to convertible note	-	21,917
Changes in assets and liabilities
Notes receivable	(32,320)	-
Accounts receivable	(125,256)	(27,340)
Other receivables	614	180,766
Advances to suppliers - third parties	(1,025)	133,429
Prepaid expenses and other current assets	192,668	8,412
Other long-term assets - deposits	188,789	(11,143)
Due from related parties	293,861	-
Deferred revenue	(66,747)	(1,715)
Accounts payable	62,704	57,777
Taxes payable	(1,605)	(118,585)
Lease liabilities	(236,335)	(268,059)
Judgment debt payable	488,586	-
Accrued expenses and other current liabilities	(350,765)	801,765
Net cash used in operating activities	(2,692,682)	(4,408,691)

Investing Activities
Acquisition of property and equipment	-	(589)
Repayment from related parties	-	76,169
Net cash provided by investing activities	-	75,580

Financing Activities
Proceeds from issuance of common shares	1,141,000	9,860,000
Payment of accrued interest related to convertible notes	-	(403,424)
Repayment of convertible notes	-	(5,000,000)
Proceeds from third parties loans	2,066,261	-
Repayment of third parties loans	(600,000)	-
Net cash provided by financing activities	2,607,261	4,456,576

Net (decrease) increase in cash	(85,421)	123,465
Cash and restricted cash, beginning of year	17,736,059	17,390,156
Effect of changes of foreign exchange rate on cash and restricted cash	1,258	222,438
Cash and restricted cash, end of year	17,651,896	$17,736,059

Representing:
Cash, end of year	$14,533,829	$14,641,967
Restricted cash, end of year	$3,118,067	$3,094,092
Total cash and restricted cash, end of year	$17,651,896	$17,736,059

Supplemental information
Income taxes paid	$30,230	-
Interest paid	$41,914	-

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$109,820	-

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND AFFILIATES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company is an integrated logistics solution provider that was founded in 2001. On September 18, 2007, the Company merged into Sino-Global Shipping America, Ltd., a Virginia corporation. On January 3, 2022, the Company changed its corporate name from Sino-Global Shipping America, Ltd. to Singularity Future Technology Ltd. to reflect its then expanded operations into the digital assets business. Currently, the Company primarily focus on providing freight logistics services, which include shipping, and other logistical support to steel companies, through subsidiary, Trans Pacific Shipping Limited.

To date, the Company has not generated any revenues from entry into the solar panel production and distribution business.

As of June 30, 2025, the Company’s subsidiaries included the following:

Name		Background	Ownership
Artificial Intelligence Regeneration Technology Co., Ltd (Cayman Islands)	●	A Cayman Islands corporation	100% owned by the Company
	●	Incorporated on November 18, 2024
	●	No material operations

Artificial Intelligence Regeneration Technology Co., Ltd (BVI)	●	A BVI corporation	100% owned by the Company
	●	Incorporated on May 21, 2025
	●	No material operations

Sino-Global Shipping New York Inc. (“SGS NY”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on May 3, 2013
	●	No material operations

Sino-Global Shipping HK Ltd. (“SGS HK”)	●	A Hong Kong corporation	100% owned by the Company
	●	Incorporated on September 22, 2008
	●	No material operations

Trans Pacific Shipping Ltd. (“Trans Pacific Beijing”)	●	A PRC limited liability company	100% owned by the Company
	●	Incorporated on November 13, 2007.
	●	No material operations

Trans Pacific Logistic Shanghai Ltd. (“Trans Pacific Shanghai”)	●	A PRC limited liability company	90% owned by Trans Pacific Beijing
	●	Incorporated on May 31, 2009
	●	Primarily engaged in freight logistics services

Gorgeous Trading Ltd (“Gorgeous Trading”)	●	A Texas corporation	100% owned by SGS NY
	●	Incorporated on July 1, 2021
	●	No material operations

Brilliant Warehouse Service Inc. (“Brilliant Warehouse”)	●	A Texas corporation	51% owned by SGS NY
	●	Incorporated on April 19, 2021
	●	No material operations

SG Shipping & Risk Solution Inc, (“SGSR”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 29, 2021
	●	No material operations

New Energy Tech Limited (“New Energy”)	●	A New York corporation	100% owned by the Company
	●	Incorporated on September 19, 2023
	●	No material operations

Singularity (Shenzhen) Technology Ltd.	●	A Mainland China corporation	100% owned by the Company
	●	Incorporated on September 4, 2023
	●	No material operations

Liquidity

In assessing the Company’s liquidity and substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash generated by operating activities, issuance of common shares and loans from third parties.

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded net losses of $3.3 million and $5.5 million and net cash used in operating activities of $2.7 million and $4.4 million for the year ended June 30, 2025 and 2024, respectively. The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2025, the Company had cash balance of $14.5 million.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company is trying to alleviate the going concern risk through (1) equity or debt financing, and (2) reducing cash used in operating activities, to meet our anticipated working capital requirements for at least the next 12 months. The Company may, however, need additional capital in the future to fund our further expansion. If the Company determines that its cash requirements exceed the amount of cash and cash equivalents it has on hand at the time, the Company may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to shareholders of the Company.

As a result, the Company prepared the consolidated financial statements assuming the Company will continue as a going concern. However, there is no assurance that the measures above can be achieved as planned. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying value of notes receivable, accounts receivable, net, and advances to suppliers – third parties, net, approximate their fair values because of the short-term nature of these instruments.

(c) Use of Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, cost of revenues, allowance for credit losses, impairment loss, valuation allowance for deferred tax assets, and income tax expense. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Logistic Shanghai Ltd. report their financial positions and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the Federal Reserve at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company and also included in non-controlling interests.

The exchange rates in effect as of June 30, 2025, and 2024 were US$1 for RMB7.1636 and RMB7.2674, respectively. The average exchange rates for the fiscal years ended June 30, 2025, and 2024 were US$1 for RMB7.2143 and RMB7.2139, respectively.

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, Hong Kong, the U.S., and Djibouti. As of June 30, 2025 and 2024, cash balances of $62,773 and $111,133, respectively, were maintained at financial institutions in the PRC, of which nil and $27,798 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB500,000). As of June 30, 2025 and 2024, cash balances of $3,119,012 and $3,154,774, respectively, were maintained at U.S. financial institutions, of which $2,782,355 and nil of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2025 and 2024, cash balances of $65,956 and $65,997, respectively, were maintained at financial institutions in Hong Kong, of which $1,956 and nil of these balances are not covered by insurance. As of June 30, 2025 and 2024, a cash balance of $14,404,155 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of June 30, 2025 and 2024, amount of deposits had been covered by insurance amounted to $461,870 and $206,725, respectively.

Restricted Cash

As of June 30, 2025 and 2024, the Company’s restricted cash was approximately $3.12 million and approximately $3.09 million, respectively, of which approximately $3.03 million and $3.09 million, respectively, was required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. Management believes that Solarlink’s business is very promising and hopes to actively participate in its future. Management believes that the guarantee provided to Solarlink will not result in substantial losses to Singularity in the future. Based on such expectations, the management believes its restricted cash account stated in the notes is not exposed to any significant risks. The deposit started on November 13, 2023, last renewed on May 12, 2025, and will be matured on December 14, 2025 with an annual interest rate of 3.996%. The interest proceeds generated as of June 30, 2025 and 2024 was approximately $0.13 million and approximately $0.09 million, respectively. As of June 30, 2025, the remaining restricted cash of $85,712 was restricted by legal order of judgment debt.

(f) Receivables and Allowance for Credit Losses

The carrying amounts of notes, accounts and other receivable are reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of notes, accounts and other receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent notes and accounts receivable, performing a customer credit analysis, and analyzing historical bad debt records and current and future economic trends. Notes, accounts and other receivable represent historical balances recorded with less related cash applications, less allowance for credit losses and any write-offs of any receivables not previously provided for.

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

Under the CECL methodology, the allowance for credit losses is model based and utilizes a forward-looking macroeconomic forecast in estimating expected credit losses. The model of the allowance for credit losses would be considered the uncertainty of forward-looking scenarios based on the likelihood and severity of a possible recession as another possible scenario.

The following table presents the aging analysis of accounts receivable and allowance for credit losses as of June 30, 2025 and 2024.

	Accounts
	receivable
	balance as of
	June 30,
	2025		Allowance for
Aging group	(USD)	CECL Rate	credit losses
<1 year	$396,744	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$396,744		-

Aging group	Account receivable balance as of June 30, 2024 (USD)	CECL Rate	Allowance for credit losses (USD)
<1 year	260,265	0.00%	-
1-2 years	7,263	5.00%	363
2-3 years	-	5.00%	-
>3 years	-	5.00%	-
Total	267,529		363

Other receivables represent mainly customer advances, prepaid employee insurance and welfare benefits, which will be subsequently deducted from the employee payroll, project advances as well as office lease deposits. Management reviews its receivables on a regular basis to determine if the credit loss allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable. Other receivables are written off against the allowances only after exhaustive collection efforts.

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

The carrying value of a long-lived asset is considered impaired by the Company when the anticipated undiscounted cash flows from such asset is less than its carrying value. If impairment is identified, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or based on independent appraisals. For the years ended June 30, 2025 and 2024, no impairments were recorded. All property and equipment were disposed of as of June 30, 2025 due to being inoperable after long time usage.

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

For the Company’s freight logistic and shipping agency services revenue, the Company provided transportation services which included mainly shipping services. In fiscal year 2021, the Company also provided shipping agency and management services. The Company derived transportation revenue from sales contracts with its customers with revenues being recognized upon performance of services. Sales price to the customer was fixed upon acceptance of the sales contract and there was no separate sales rebate, discount, or other incentive. The Company’s revenues were recognized at a point in time after all performance obligations were satisfied.

Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

The transaction price is based on the amount specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration in a contract represents cost per tonnage. The variable consideration is comprised of transportation tonnage. Revenue relating to variable pricing is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.

Revenue for the above services is recognized on a gross basis when the Company controls the services as it has the obligation to (i) provide all services (ii) bear any inventory risk for warehouse services. In addition, the Company has control to set its selling price to ensure it would generate profit for the services.

The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes product revenue at a point in time when the control of products or services is transferred to customers. To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. The Company considers this guidance in conjunction with the terms in the Company’s arrangements with both suppliers and customers.

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balance amounted to nil and $66,423 for the year ended June 30, 2025 and 2024, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2025	2024
Freight logistic services	$1,813,193	$3,136,681

Disaggregated information of revenues by geographic locations is as follows:

	For the Years Ended
	June 30,	June 30,
	2025	2024
PRC	$1,813,193	$2,686,303
U.S.	-	450,378
Total revenue	$1,813,193	$3,136,681

(j) Cost of revenues

Cost of revenues consist of costs directly attributable to the performance of freight logistic services which are mainly services provided by third parties.

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

Operating lease ROU assets and lease liabilities are recognized at the adoption date or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2025 and 2024.

Income tax returns for the years prior to 2019 are no longer subject to examination by U.S. tax authorities.

PRC Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under the PRC Generally Accepted Accounting Principles (“PRC GAAP”) at 25%. Subsidiaries incorporated in the PRC are subject to the Enterprise Income Tax Laws of the PRC.

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

(m) Earnings (loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to holders of common stock of the Company by the weighted average number of shares of common stock of the Company outstanding during the applicable period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock of the Company were exercised or converted into common stock of the Company. Common stock equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

For the years ended June 30, 2025 and 2024, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

(n) Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the authoritative guidance issued by Financial Accounting Standards Board (the “FASB”) which establishes standards for reporting comprehensive income (loss) and its component in financial statements. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under US GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

(o) Segment reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making Company, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews combined results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment, i.e. freight logistics services. For the fiscal 2025, the Company generated all of its revenue in PRC, and no geographical segment is presented.

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

(q) Related parties

Parties, which can be a corporation or individuals, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

(r) Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This ASU may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),which clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revised current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Clarifications to Share-Based Consideration Payable to a Customer, which revised the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. Although it is expected that entities will conclude that fewer awards contain service conditions, for those that are determined to have service conditions, the amendments in this Update eliminate the policy election permitting a grantor to account for forfeitures as they occur. Therefore, when measuring share-based consideration payable to a customer that has a service condition, the grantor is required to estimate the number of forfeitures expected to occur. Separate policy elections for forfeitures remain available for share-based payment awards with service conditions granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. The amendments in this Update clarify that share-based consideration encompasses the same instruments as share-based payment arrangements, but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this Update clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. Therefore, a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. Collectively, these changes improve the decision usefulness of a grantor’s financial statements, improve the operability of the guidance, and reduce diversity in practice for accounting for share-based consideration payable to a customer. Under the amendments in this Update, revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest. This is expected to result in estimates of the transaction price that better reflect the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer and, therefore, more decision-useful financial reporting.

The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The amendments in this Update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. When applying the amendments in this Update on a modified retrospective basis, a grantor should recognize a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of 4 equity or net assets in the statement of financial position) as of the beginning of the period of adoption and should not recast any financial statement information before the period of adoption. A grantor should apply the amendments as of the date of initial application to all share-based consideration payable to a customer. When applying the amendments in this Update on a retrospective basis, a grantor should recast comparative periods and recognize a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest period presented. Additionally, an entity that elects to apply the guidance retrospectively should use the actual outcome, if known, of a performance condition or service condition as of the beginning of the annual reporting period of adoption for all prior-period estimates. If actual outcomes are unknown as of the beginning of the annual reporting period of adoption, an entity should use its estimate of the probability of achieving a service condition or performance condition as of the beginning of the annual reporting period of adoption for all prior-period estimates.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)”, simplifies credit loss calculations by introducing a practical expedient (available to all entities) that allows entities to assume current conditions won’t change over an asset’s life, removing the need for complex macroeconomic forecasts. Additionally, a new accounting policy election (for non-public business entities) allows these entities to consider post-balance sheet collection activity to estimate expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Early adoptions is permitted. The Company’s management does not believe the adoption of ASU 2025-05 will have a material impact on its financial statements and disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations, cash flows, and disclosures.

Note 3. NOTES RECEIVABLE

Notes receivable related to bank acceptance notes issued by third party companies and backed by financial institutions which can be encashed upon maturity, encashed by discounting, or reassigned to suppliers. As of June 30, 2025, the maturity date of these notes ranged from July 23, 2025 to November 27, 2025.

Note 4. ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable are as follows:

	June 30,	June 30,
	2025	2024
Trade accounts receivable	$396,744	$3,554,156
Less: allowances for expected credit losses	-	(3,286,991)
Accounts receivable, net	$396,744	$267,165

Movement of allowance for expected credit losses is as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$3,286,991	$3,288,740
Allowance for credit losses, net of recovery	-	17,667
Write-off	(3,296,961)	(17,303)
Exchange rate effect	9,970	(2,113)
Ending balance	-	$3,286,991

For the year ended June 30, 2024, allowance for credit losses and write-off was $17,667 and $17,303 respectively. For the year ended June 30, 2025, write-off was $3.3 million.

Note 5. OTHER RECEIVABLES, NET

The Company’s other receivables, net, are as follows:

	June 30,	June 30,
	2025	2024
Advances to customers	-	$6,849,309
Employee business advances	-	2
Total	-	6,849,311
Less: allowances for credit losses	-	(6,848,699)
Other receivables, net	-	$612

Movement of impairment for expected credit losses is as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$6,848,699	$6,994,212
Allowance for credit losses, net of recovery	-	19,962
Write-off	(6,848,699)	(160,000)
Exchange rate effect	-	(2,113)
Ending balance	-	$6,848,699

Note 6. ADVANCES TO SUPPLIERS – THIRD PARTIES, NET

Advances to suppliers – third parties, net related to prepayment for various shipping costs for shipments. The Company’s advances to suppliers – third parties are as follows:

	June 30,	June 30,
	2025	2024
Freight fees	$1,084	$300,051
Less: impairment for credit losses	-	(300,000)
Advances to suppliers-third parties, net	$1,084	$51

Movement of impairment for expected credit losses is as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$300,000	-
Impairment for credit losses, net of recovery	-	300,000
Write-off	(300,000)	-
Ending balance	-	$300,000

Note 7. PREPAID EXPENSES

The Company’s prepaid expenses are as follows:

	June 30,	June 30,
	2025	2024
Prepaid expenses	$52,068	$231,707
Prepaid income taxes	-	11,929
Total	$52,068	$243,636

Note 8. OTHER LONG-TERM ASSETS – DEPOSITS, NET

The Company’s other long-term assets – deposits are as follows:

	June 30,	June 30,
	2025	2024
Rental and utilities deposits	$10,192	$206,692
Less: impairment for credit losses	-	(8,142)
Other long-term assets - deposits, net	$10,192	$198,550

Movements of impairment for credit losses are as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$8,142	$8,157
Impairment for credit losses, net of recovery	-	50,000
Less: Write-off	(8,202)	(50,000)
Exchange rate effect	60	(15)
Ending balance	-	$8,142

Note 9. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	June 30,	June 30,
	2025	2024
Loans from third parties - current	$999,940	-
Loans from third parties - non-current	466,321	-
Total loans from third parties	$1,466,261	-

As of June 30, 2025, loans from third parties amounted to $1.5 million with a weighted average interest rate of 12% and a weighted average maturity of one year.

For the years ended June 30, 2025 and 2024, interest expenses were $146,370 and nil, respectively.

Note 10. JUDGMENT DEBT PAYABLE

Judgment debt payable mainly relates to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settled all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025.

Note 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The details of accrued expenses and other current liabilities are as follows:

	June 30,	June 30,
	2025	2024
Professional fees and other expense payable	$818,836	$849,592
Accrued expenses	111,219	49,541
Interest payable	109,328	4,872
Salary and reimbursement payable	217,586	133,182
Total	$1,256,969	$1,037,187

Note 12. LEASES

The Company leases its office in Shanghai City from a third party for its operations.

As of June 30, 2025 and 2024, the remaining average lease term was an average of 1.5 and 1.7 years, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on actual incremental borrowing interest rates from financial institutions in order to discount lease payments to present value. The discount rate of the Company’s operating leases was 10.74% and 10.74% per annum, as of June 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	June 30,
	2025	2024
Right-of-use assets	$84,370	$98,327

Lease liabilities, current	53,286	177,263
Lease liabilities, non-current	31,084	131,355
Total lease liabilities	$84,370	$308,618

As of June 30, 2025, maturities of lease liability were as follows:

As of
June 30,
Twelve months ended June 30,	2025
2026	$61,151
2027	30,575
Total future minimum lease payments	91,726
Less: Imputed interest	(7,356)
Total lease liabilities	$84,370

Note 13. EQUITY

Share issuances:

2020 warrants

On September 17, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold an aggregate of 720,000 shares of the Company’s common shares, no par value, and warrants to purchase 720,000 shares at a per share purchase price of $1.46. The net proceeds to the Company from such offering were approximately $1.05 million. The warrants became exercisable on March 16, 2021 at an exercise price of $1.825 per share. The warrants may also be exercised on a cashless basis if at any time after March 16, 2021, there is no effective registration statement registering, or no current prospectus available for the resale of the warrant shares. The warrants will expire on March 16, 2026. The warrants are subject to anti-dilution provisions to reflect share dividends and splits or other similar transactions. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common share trades at or above $4.38 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the warrants are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 60,000 shares of common share per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

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

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell an aggregate of 1,700,000 shares of its Common Stock and 1,700,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $6.07 per share, at an aggregate price of $9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 1,700,000 shares of its common stock to the investors. The Company received $9,860,000 but subsequently returned the funds to the investors because the 1,700,000 warrants, issuable as part of the transaction, could not be issued timely due to certain outstanding warrant terms. The investors returned the funds to the Company on January 4, 2024 after the warrant terms were finalized. On January 26, 2024, the Company entered into an amendment to the subscription agreement which provides, among other things, that Nasdaq’s authorization must be obtained for the issuance of the securities under the subscription agreement and the Company stockholders’ approval shall be obtained before the 1,700,000 warrants are issued to the investors. Nasdaq has authorized the issuance of the Common Stock and the conditional issuance of the warrants. As of the date of this report, the issuance of the warrants is still awaiting approval from the Company’s stockholders.

On January 24, 2025 the Company entered into securities purchase agreements with several institutional investors to sell an aggregate of 700,000 shares of the Company’s common stock in a registered direct offering at an offering price of $1.63 per share. The Company received $1,141,000 from the registered direct offering. The offering was closed on January 27, 2025.

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2025

		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding, as of June 30, 2024	1,208,749	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of June 30, 2025	1,208,749	$44.05
Warrants exercisable, as of June 30, 2025	1,208,749	$44.05

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Exercisable	Price	Life
2020 warrants - 72,000	18,000	$18.25	0.71 years
2021 warrants - 1,593,149	1,190,749	$49.37	1.06 years

Note 14. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	June 30,	June 30,
	2025	2024
Trans Pacific Shanghai	$(1,014,754)	$(1,532,527)
Brilliant Warehouse	(1,001,965)	(1,215,106)
Total	$(2,016,719)	$(2,747,633)

Note 15. IMPAIRMENT LOSS OF CRYPTOCURRENCIES

The following table presents additional information about cryptocurrencies:

	June 30, 2025	June 30, 2024
Beginning balance	$-	$72,179
Impairment loss	-	(72,179)
Ending balance	$-	$-

The Company recorded nil and $72,179 impairment loss for the years ended June 30, 2025 and 2024. As ownership rights of the cryptocurrencies could not be verified, full impairment was recognized.

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

On March 23, 2023, SG Shipping & Risk Solution Inc. an indirect wholly owned subsidiary of SGLY entered into an operating income right transfer contract with Goalowen pursuant to which Goalowen agreed to transfer its rights to receive income from operating a tuna fishing vessel to SG Shipping for $3,000,000 and on May 5, 2023, Ms. Shan made a wire transfer of $3,000,000 to Goalowen. Such contract was signed, and payment was made by the Company’s former COO, Jing Shan, without the authorization of the board of directors of the Company. The payment was recorded as an advance to a customer. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. As of June 30, 2023, the Company evaluated the collection possibility and decided to provide a 100% allowance provision in the amount of $3,000,000. The Company filed a complaint against Jing Shan accusing her of the unauthorized transfers in the United States District Court for the Eastern District of New York and has brought a lawsuit against Goalowen to recover the $3 million. Ms. Shan filed a motion to dismiss the case on March 19, 2024, and the decision is pending with the court. Fact discovery is currently underway in this matter.

Putative Class Action

On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss on November 20, 2023.

On December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint.

On May 29, 2025, the Company and the lead plaintiffs in the class action executed a binding term sheet (the “Settlement Term Sheet”) setting forth the material terms of their proposed settlement on a class wide basis. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,0000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

Employee Agreement

For the year ended June 30, 2023, the Company had employment agreements with each of Mr. Lei Cao, Ms. Tuo Pan and Mr. Yang Jie. Employment agreement of Mr. Lei Cao provided for a ten-year term that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. Employment agreements of Mr. Tuo Pan and Mr. Yang Jie provided for five-year terms that extended automatically in the absence of termination notice provided at least 30 days prior to the fifth anniversary date of the agreement. If the Company failed to provide this notice or if the Company wished to terminate an employment agreement in the absence of cause, then the Company was obligated to provide at least 30 days’ prior notice. In such case during the initial term of the agreement, the Company would need to pay such executive (i) the remaining salary through the date of October 31, 2026. In addition, to pay Mr. Lei Cao and Ms. Tuo Pan (ii) two times of the then applicable annual salary if there had been no change in control, as defined in the employment agreements or three-and-half times of the then applicable annual salary if there was a change in control. The employment agreements for Ms. Tuo Pan and Mr. Yang Jie were terminated in 2022; the Company has no remaining obligation under such agreements.

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

The Company’s income tax expenses for years ended June 30, 2025 and 2024 are as follows:

	For the Years Ended June 30,
Current	2025	2024
U.S.	$30,230	-
PRC	-	-
Total income tax expenses	$30,230	-

Income tax expense for the years ended June 30, 2025 and 2024 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the years ended June 30, 2025 and 2024 to the Company’s effective tax rate are as follows:

	June 30,	June 30,
	2025	2024
US Statutory tax rate	21.0%	21.0%
Permanent difference*	-	0.7%
Change in valuation allowance	(19.8)%	(21.9)%
Rate differential in foreign jurisdiction	(0.3)%	0.2%
Total	0.9%	-

*	Permanent difference includes non-deductible expenses mainly stock compensation.

The Company’s deferred tax assets are comprised of the following:

	June 30,	June 30,
	2025	2024
Allowance for credit losses
U.S.	-	$1,212,000
PRC	368,000	1,649,000

Net operating loss
U.S.	22,932,000	9,920,000
PRC	222,000	1,515,000
Total deferred tax assets	23,522,000	14,296,000
Valuation allowance	(23,522,000)	(14,296,000)
Deferred tax assets, net - long-term	-	-

As of June 30, 2025 and 2024, the Company incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $109.5 million and $47.2 million, which may be available for reducing future taxable income.

As of June 30, 2025 and 2024, the Company’s operations in China incurred a cumulative NOL of approximately $0.9 million approximately $6.1 million, which may be available for reducing future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not that its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of June 30, 2025.

The Company’s taxes payable consists of the following:

	June 30,	June 30,
	2025	2024
Corporate income tax payable	$2,151,691	$2,121,724
VAT tax payable	1,046,456	1,030,363
Other taxes payable	52,326	54,806
Total	$3,250,473	$3,206,893

Note 18. CONCENTRATIONS

Major Customers

For the year ended June 30, 2025, one customer accounted for 94.4% of the Company’s gross revenues. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable, net.

For the year ended June 30, 2024, one customer accounted for 77.2% of the Company’s gross revenues. As of June 30, 2024, three customers accounted for 29.8%, 23.3% and 22.1% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3% and 10.5% of the total gross purchases, respectively. As of June 30, 2025, two suppliers accounted for 45.5%, and 14.8% of the Company’s accounts payable balance.

For the year ended June 30, 2024, two suppliers accounted for approximately 21.2% and 20.1% of the total gross purchases. As of June 30, 2024, four suppliers accounted for approximately 55.5%, 18.9%, 11.9%, and 10.4% of the Company’s accounts payable balance.

Note 19. RELATED PARTY BALANCES AND TRANSACTIONS

Set forth below are transactions with related persons for the years ended June 30, 2025 and 2024.

Due from Related Party

As of June 30, 2025 and 2024, the outstanding amounts due from related parties consist of the following:

	June 30,	June 30,
	2025	2024
Zhejiang Jinbang Fuel Energy Co., Ltd (1)	$388,496	$382,949
Shanghai Baoyin Industrial Co., Ltd (2)	1,084,793	1,066,003
LSM Trading Ltd (3)	-	570,000
Rich Trading Co. Ltd (4)	-	103,424
Less: allowance for credit losses	(1,473,289)	(2,122,376)
Total	-	-

Movements of allowance for credit losses were as follows:

	June 30,	June 30,
	2025	2024
Beginning balance	$2,122,376	$2,126,385
Less: Write-off	(675,063)	-
Exchange rate effect	25,976	(4,009)
Ending balance	$1,473,289	$2,122,376

(1)	As of June 30, 2025 and 2024, the Company advanced $388,496 and $382,949 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided credit losses of $388,496 and $382,949 for the balance of the receivable as of June 30, 2025 and 2024. The amount of the allowance changed as a result of changes in exchange rates.

(2)	As of June 30, 2025, and 2024, the Company advanced $1,084,793 and $1,066,003 to Shanghai Baoyin Industrial Co., Ltd. which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable.

(3)	As of June 30, 2025 and 2024, the Company advanced nil and $570,000 to LSM Trading Ltd, which is 40% owned by the Company. The advance is non-interest bearing and due on demand. The Company evaluated the collection possibility and decided to provide full credit losses for the balance of the receivable. The advance was fully written off in fiscal 2025.

(4)	On November 16, 2021, the Company entered into a project cooperation agreement with Rich Trading Co. Ltd USA (“Rich Trading”) for the trading of computer equipment. Rich Trading’s bank account was controlled by now-terminated members of the Company’s management and was, at the time, an undisclosed related party. According to the agreement, the Company was to invest $4.5 million in the trading business operated by Rich Trading and the Company would be entitled to 90% of profits generated by the trading business. The Company advanced $3,303,424 for this project, of which $3,200,000 has been returned to the Company. The Company filed a complaint to recover the remainder of the funds advanced. The Company provided an allowance of $103,424 for the balance of the receivable as of June 30, 2024. The advance was fully written off in fiscal 2025.

Due to related parties

As of June 30, 2025 and 2024, the Company owed $26,373 and $25,997 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2025 and 2024, the Company owed $497,857 and $199,034 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

The balance of due to related parties was interest-free, unsecured, and due upon demand.

Note 20. SUBSEQUENT EVENTS

On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. As of the date of this report, the Company had completed the $300,000 settlement payment to Zhikang Huang.

Between July and October 2025, the Company signed six loan agreements with third parties, and borrowed a total of $1.605 million loans from third parties with interest at 12% per annum and one-year term.

In October 2025, the Company signed an interest-free loan agreement with SolarLink Group Inc., a business partner of the Company, pursuant to which the Company borrowed $273,508 with one-year term.

On October 9, 2025, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit.