Form 10-Q
period 2025-09-30
Singularity Future Technology Ltd.
filed 2025-11-14
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(702) 849-4548

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

As of November 14, 2025, the Company had 7,293,492 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	September 30,	June 30,
	2025	2025
	(unaudited)	(audited)
Assets
Current assets
Cash	$17,129,323	$14,533,829
Restricted cash	98,153	3,118,067
Notes receivable	2,365	32,548
Accounts receivable	174,803	396,744
Advances to suppliers	60,336	1,084
Prepaid expenses	46,485	52,068
Total current assets	17,511,465	18,134,340

Right-of-use assets	71,677	84,370
Other long-term assets - deposits	10,256	10,192
Total non-current assets	81,933	94,562
Total Assets	$17,593,398	$18,228,902

Liabilities and Equity

Current Liabilities
Loans from third parties	655,000	999,940
Deferred revenue	44,883	-
Accounts payable	429,485	701,080
Lease liabilities - current	56,565	53,286
Taxes payable	3,270,354	3,250,473
Due to related parties	597,750	524,231
Judgment debt payable	188,586	488,586
Class action settlement	8,850,000	-
Accrued expenses and other current liabilities	957,243	1,256,969
Total current liabilities	15,049,866	7,274,565

Loans from third parties	466,321	466,321
Lease liabilities - non-current	15,112	31,084
Total non-current liabilities	481,433	497,405

Total liabilities	15,531,299	7,771,970

Commitments and Contingencies

Shareholders’ Equity:
Preferred share, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	-	-
Common share, 50,000,000 shares authorized, no par value; 4,203,492 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	105,333,048	105,333,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficits	(104,071,547)	(94,597,445)
Accumulated other comprehensive losses	(505,450)	(596,914)
Total Shareholders’ Equity attributable to controlling shareholders of the Company	3,091,013	12,473,651
Non-controlling Interest	(1,028,914)	(2,016,719)
Total Equity	2,062,099	10,456,932

Total Liabilities and Equity	$17,593,398	$18,228,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2025	2024

Net revenues	$307,888	$501,402
Cost of revenues	(297,566)	(773,317)
Gross profit (loss)	10,322	(271,915)

Selling expenses	(47,431)	(62,981)
General and administrative expenses	(527,737)	(690,556)
Total operating expenses	(575,168)	(753,537)

Operating loss	(564,846)	(1,025,452)

Gain from disposal of subsidiaries	47,359	-
Interest expenses	(114,392)	-
Class action settlement expenses	(8,850,000)	-
Other income, net	16	21,117
Net loss before income tax expenses	(9,481,863)	(1,004,335)
Income tax expense	-	-
Net loss	(9,481,863)	(1,004,335)
Net loss attributable to non-controlling interest	(7,761)	(42,546)
Net loss attributable to controlling shareholders of the Company.	$(9,474,102)	$(961,789)

Comprehensive loss
Net loss	$(9,481,863)	$(1,004,335)
Other comprehensive income (loss) - foreign currency	91,464	(129,270)
Comprehensive loss	(9,390,399)	(1,133,605)
Less: Comprehensive loss attributable to non-controlling interest	(6,398)	(61,550)
Comprehensive loss attributable to controlling shareholders of the Company.	$(9,384,001)	$(1,072,055)

Loss per share
Basic and diluted	$(2.25)	$(0.27)
Weighted average number of common shares used in computation
Basic and diluted	4,203,492	3,503,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

							Accumulated
					Additional		other	Total
	Preferred Share		Common Share		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficits	gain (loss)	Equity	interest	Equity
BALANCE, June 30, 2024	-	-	3,503,492	$104,192,048	$2,334,962	$(90,684,966)	$159,272	$16,001,316	$(2,747,633)	$13,253,683
Foreign currency translation	-	-	-	-	-	-	(110,265)	(110,265)	(19,005)	(129,270)
Net loss	-	-	-	-	-	(961,789)	-	(961,789)	(42,546)	(1,004,335)
BALANCE, September 30, 2024	-	-	3,503,492	$104,192,048	$2,334,962	$(91,646,755)	$49,007	$14,929,262	$(2,809,184)	$12,120,078

BALANCE, June 30, 2025	-	-	4,203,492	$105,333,048	$2,334,962	$(94,597,445)	$(596,914)	$12,473,651	$(2,016,719)	$10,456,932
Foreign currency translation	-	-	-	-	-	-	91,464	91,464	(6,398)	85,066
Disposal of subsidiaries	-	-	-	-	-	-	-	-	1,001,964	1,001,964
Net (loss) income	-	-	-	-	-	(9,474,102)	-	(9,474,102)	(7,761)	(9,481,863)
BALANCE, September 30, 2025	-	-	4,203,492	$105,333,048	$2,334,962	$(104,071,547)	$(505,450)	$3,091,013	$(1,028,914)	$2,062,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2025	2024
Operating Activities
Net loss	$(9,481,863)	$(1,004,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	17,919
Non-cash lease expense	13,151	41,575
Gain on disposal of subsidiaries	(47,359)	-
Changes in assets and liabilities
Notes receivable	30,226	-
Accounts receivable	223,235	(355,203)
Other receivables	(426,492)	(25,872)
Advances to suppliers	(58,930)	-
Prepaid expenses	5,604	1,380
Other long-term assets - deposits	-	103,019
Deferred revenue	44,645	330
Accounts payable	(274,522)	585,260
Taxes payable	60	24,866
Lease liabilities	(13,151)	(64,250)
Judgment debt payable	(300,000)	-
Class action settlement	8,850,000	-
Accrued expenses and other current liabilities	177,593	666,166
Net cash used in operating activities	(1,257,803)	(9,145)

Investing Activities
Proceeds from disposal of subsidiaries, net of cash	108,331	-
Net cash provided by investing activities	108,331	-

Financing Activities
Advance from related party	69,862	-
Proceeds from third parties loans	655,000	-
Net cash provided by financing activities	724,862	-

Net decrease in cash and restricted cash	(424,610)	(9,145)
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Effect of changes of foreign exchange rate on cash and restricted cash	190	13,994
Cash and restricted cash, end of period	17,227,476	$17,740,908

Representing:
Cash, end of year	$17,129,323	$17,740,908
Restricted cash, end of year	$98,153	-
Total cash and restricted cash, end of year	$17,227,476	$17,740,908

Supplemental information
Income taxes paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

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

On August 6, 2025, the Company dissolved its subsidiary, Brilliant Warehouse Service Inc.

On September 25, 2025, the Company entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million.

As of September 30, 2025, the Company’s subsidiaries included the following:

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

For the Three Months ended September 30, 2025

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

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded net losses of $9.5 million and $1.0 million and net cash used in operating activities of $1.3 million and $9,145 for the three months ended September 30, 2025 and 2024, respectively. The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2025, the Company had cash balance of $17.2 million.

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

As a result, the Company prepared the condensed consolidated financial statements assuming the Company will continue as a going concern. However, there is no assurance that the measures above can be achieved as planned. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

(c) Use of Estimates and Assumptions

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, cost of revenues, allowance for credit losses, impairment loss, valuation allowance for deferred tax assets, and income tax expense. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Shanghai report their financial positions and results of operations in Renminbi (“RMB”), its subsidiary Sino-Global Shipping (HK), Ltd. reports its financial positions and results of operations in Hong Kong dollars (“HKD”). The accompanying condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the Federal Reserve at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates in effect as of September 30, 2025 and June 30, 2025 were US$1 for RMB7.1190 and RMB7.1636, respectively. The average exchange rates for the three months ended September 30, 2025, and 2024 were US$1 for RMB7.1570 and RMB7.1633, respectively.

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, the U.S., and Djibouti. As of September 30, 2025 and June 30, 2025, cash balances of $25,258 and $62,773, respectively, were maintained at financial institutions in the PRC, of which nil and nil of these balances were not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB500,000). As of September 30, 2025 and June 30, 2025, cash balances of $98,153 and $3,119,012, respectively, were maintained at U.S. financial institutions, of which nil and $2,782,355 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD500,000 (approximately $64,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2025 and June 30, 2025, cash balances of nil and $65,956, respectively, were maintained at financial institutions in Hong Kong, of which nil and $1,956 of these balances are not covered by insurance. As of September 30, 2025 and June 30, 2025, a cash balance of $17,104,065 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of September 30, 2025 and June 30, 2025, amount of deposits the Company had covered by insurance amounted to $187,411 and $461,870, respectively.

Restricted Cash

As of September 30, 2025 and June 30, 2025, our restricted balance was $98,153 and $3.12 million, respectively. As of September 30, 2025 and June 30, 2025, the restricted cash of $98,153 and $84,152 was restricted by legal order of judgment debt, respectively. As of June 30, 2025, the restricted cash of $3.03 million was related to restriction required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit will terminate unless the letter of credit is used to pay rent under the warehouse lease. The deposit started on November 13, 2023, last renewed on May 12, 2025, and will be matured on December 14, 2025 with an annual interest rate of 3.996%. The interest proceeds generated as of September 30, 2025 and 2024 was nil and $0.13 million, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

(f) Receivables and Allowance for Credit Losses

The carrying value of notes, accounts and other receivable are reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of notes, accounts and other receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent notes and accounts receivable, performing a customer credit analysis, and analyzing historical bad debt records and current and future economic trends. Notes, accounts and other receivable represent historical balances recorded less related cash applications, less allowance for credit losses and any write-offs of any receivables not previously provided for.

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

	Accounts
	receivable
	balance as		Allowance
	of September 30,		for
	2025	CECL	credit
Aging group	(USD)	Rate	losses
<1 year	$174,803	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$174,803		-

	Accounts
	receivable
	balance as		Allowance
	of June 30,		for
	2025	CECL	credit
Aging group	(USD)	Rate	losses
<1 year	$396,744	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$396,744		-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

(h) Revenue Recognition

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

For the Three Months ended September 30, 2025

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Contract balances amounted to $44,883 and nil as of September 30, 2025 and June 30, 2025, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended
	September 30,	September 30,
	2025	2024
Freight logistic services	$307,888	$501,402

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended
	September 30,	September 30,
	2025	2024
PRC	$307,888	$501,402

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

(i) Cost of revenues

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2025 and June 30, 2025.

Income tax returns for the years prior to 2019 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

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

For the three months ended September 30, 2025 and 2024, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

(n) Segment reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making Company, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews combined results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment, i.e. freight logistics services. For the nine months ended September 30, 2025 and 2024, the Company generated all of its revenue in PRC, and no geographical segment is presented.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

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

(p) Related parties

Parties, which can be a corporation or individuals, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

(q) Recent Accounting Pronouncements

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

For the Three Months ended September 30, 2025

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 3. NOTES RECEIVABLE

Notes receivable related to bank acceptance notes issued by third party companies and backed by financial institutions which can be encashed upon maturity, encashed by discounting, or reassigned to suppliers. As of September 30, 2025 and June 30, 2025, the maturity date of these notes ranged from October 18, 2025 to October 20, 2025 and from July 23, 2025 to November 27, 2025, respectively.

Note 4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are as follows:

	As of	As of
	September 30,	June 30,
	2025	2025
Trade accounts receivable	$174,803	$396,744

Note 5. ADVANCES TO SUPPLIERS

Advances to suppliers related to prepayment for various shipping costs for shipments. The Company’s advances to suppliers are as follows:

	As of	As of
	September 30,	June 30,
	2025	2025
Freight fees	$60,336	$1,084

Note 6. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	As of	As of
	September 30,	June 30,
	2025	2025
Loans from third parties - current	$655,000	$999,940
Loans from third parties - non-current	466,321	466,321
Total loans from third parties	$1,121,321	$1,466,261

As of September 30, 2025 and June 30, 2025, loans from third parties amounted to $1.1 million and $1.5 million with a weighted average interest rate of 12% and 12%, and a weighted average maturity of 0.9 and 1 year, respectively.

For the three months ended September 30, 2025 and 2024, interest expenses were $114,392 and nil, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 7. LEASES

The Company leases its office in Shanghai City from a third party for its operations.

As of September 30, 2025 and June 30, 2025, the remaining lease term was an average of 1.3 and 1.5 years, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on actual incremental borrowing interest rates from financial institutions in order to discount lease payments to present value. The discount rate of the Company’s operating leases was 10.74% and 10.74% per annum, as of September 30, 2025 and June 30, 2025, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	As of	As of
	September 30,	June 30,
	2025	2025
Right-of-use assets	$71,677	$84,370

Lease liabilities, current	56,565	53,286
Lease liabilities, non-current	15,112	31,084
Total lease liabilities	$71,677	$84,370

As of September 30, 2025, maturities of lease liability were as follows:

As of
September 30,
Twelve months ending June 30,	2025
For the remaining fiscal year of 2026	$46,150
2027	30,767
Total future minimum lease payments	76,917
Less: Imputed interest	(5,240)
Total lease liabilities	$71,677

Note 8. JUDGMENT DEBT PAYABLE

Judgment debt payable mainly relates to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settled all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. As of the date of this report, the Company had completed the $300,000 settlement payment, and issued 90,000 shares to Zhikang Huang.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 9. CLASS ACTION SETTLEMENT

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

As of and for the quarter ended September 30, 2025, the class action settlement liability and expenses amounted to $8,850,000, respectively, being a total of $3,000,000 in cash and 6,500,000 common shares which has a value of $5,850,000. On October 9, 2025, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of	As of
	September 30,	June 30,
	2025	2025
Professional fees and other expense payable	$128,220	$818,836
Accrued expenses	148,891	111,219
Interest payable	140,353	109,328
Salary and reimbursement payable	539,779	217,586
Total	$957,243	$1,256,969

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 11. EQUITY

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

For the Three Months ended September 30, 2025

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

Following is a summary of the status of warrants outstanding and exercisable as of September 30, 2025

		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding, as of June 30, 2025	1,208,749	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of September 30, 2025	1,208,749	$44.05
Warrants exercisable, as of September 30, 2025	1,208,749	$44.05

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Exercisable	Price	Life
2020 warrants - 72,000	18,000	$18.25	0.46 years
2021 warrants - 1,593,149	1,190,749	$49.37	0.81 years

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of	As of
	September 30,	June 30,
	2025	2025
Trans Pacific Shanghai	$(1,028,914)	$(1,014,754)
Brilliant Warehouse	-	(1,001,965)
Total	$(1,028,914)	$(2,016,719)

Note 13. COMMITMENTS AND CONTINGENCIES

Contingencies

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,0000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

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

As of the date of this report, the Company has requested that Silkroad International Bank S.A. (“Silkroad”) transfer a total of $6.3 million to the Company’s Bank of America account. The Company has requested an input from Silkroad as to the initial $3,000,000 that the Company requested that Silkroad transfer to the Company’s Bank of America account in August 2025. Silkroad indicated that it expects the funds to be credited to the Company’s Bank of America account “within 3-5 business days, subject to the completion of intermediary and central bank procedures.” As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement and continues to keep the Court updated as to the status of the Bank of America account. On October 31, 2025, Lead Plaintiff filed a Motion for Final Approval of Class Action Settlement.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

As of and for the quarter ended September 30, 2025, the class action settlement liability and expenses amounted to $8,850,000, respectively, being a total of $3,000,000 in cash and 6,500,000 common shares which has a value of $5,850,000. On October 9, 2025, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit.

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

As of the date of this report, the Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney's fees. After the Company completed the $300,000 settlement payment, but before the transfer of the Company's common stock was due, Zhikang Huang's counsel caused the Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney's fees, on September 25, 2025. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary's account in the amount of the award for attorney's fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed.

Except as set forth above, there have been no other material development in the legal proceedings that the Company is a party. For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Civil Monetary Penalty

In March 2023, as a result of the incorrect accounting treatment of approximately $4.6 million of related party loan receivable in the fiscal year ended June 30, 2021 and the incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and the six months ended December 31, 2021, the Company filed an amendment to (1) the 2021 Form 10-K and (2) each of the 2021 Form 10-Qs.

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

For the Three Months ended September 30, 2025

Note 14. INCOME TAXES

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

The Company’s income tax expenses for three months ended September 30, 2025 and 2024 are as follows:

For the Three Months Ended
	September 30,	September 30,
	2025	2024
Current
U.S.	-	-
PRC	-	-
Total income tax expenses	-	-

The Company’s deferred tax assets are comprised of the following:

	As of	As of
	September 30,	June 30,
	2025	2025
Allowance for credit losses
U.S.	-	-
PRC	371,000	368,000

Net operating loss
U.S.	23,578,000	22,932,000
PRC	222,000	222,000
Total deferred tax assets	24,171,000	23,522,000
Valuation allowance	(24,171,000)	(23,522,000)
Deferred tax assets, net - long-term	-	-

As of September 30, 2025 and June 30, 2025, the Company incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $112.3 million and $109.5 million, which may be available for reducing future taxable income.

As of September 30, 2025 and June 30, 2025, the Company’s operations in China incurred a cumulative NOL of approximately $0.9 million and approximately $0.9 million, which may be available for reducing future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not that its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of September 30, 2025.

The Company’s taxes payable consists of the following:

	As of	As of
	September 30,	June 30,
	2025	2025
Corporate income tax payable	$2,164,655	$2,151,691
VAT tax payable	1,052,992	1,046,456
Taxes payable	52,707	52,326
Total	$3,270,354	$3,250,473

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Note 15. CONCENTRATIONS

Major Customers

For the three months ended September 30, 2025, one customer accounted for 100% of the Company’s net revenues.

For the three months ended September 30, 2024, one customer accounted for 92.3% of the Company’s net revenues.

As of September 30, 2025, one customer accounted for 100% of the Company’s accounts receivable. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable.

Major Suppliers

For the three months ended September 30, 2025, five suppliers accounted for approximately 29.2%, 28.4%, 13.1%, 10.5% and 10.1% of the cost of revenues.

For the three months ended September 30, 2024, three suppliers accounted for approximately 32.8%, 21.4% and 20.9% of the cost of revenues.

As of September 30, 2025, two suppliers accounted for approximately 74.8%, and 16.0% of the Company’s accounts payable. As of June 30, 2025, two suppliers accounted for 45.5% and 14.8% of the Company’s accounts payable.

Note 16. RELATED PARTY BALANCES AND TRANSACTIONS

Set forth below are balances and transactions with related parties for the three months ended and as of September 30, 2025, and as of June 30, 2025.

Due from related party, net

As of September 30, 2025 and June 30, 2025, the outstanding amounts due from related parties consist of the following:

	As of	As of
	September 30,	June 30,
	2025	2025
Shanghai Baoyin Industrial Co., Ltd (1)	$1,091,589	$1,084,793
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	390,930	388,496
Less: impairment for credit losses	(1,482,519)	(1,473,289)
Total	-	-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIAIRES

Notes to the Condensed Consolidated Financial Statements

For the Three Months ended September 30, 2025

Movements of allowance for credit losses were as follows:

	As of	As of
	September 30,	June 30,
	2025	2025
Beginning balance	$1,473,289	$2,122,376
Less: Write-off	-	(675,063)
Exchange rate effect	9,230	25,976
Ending balance	$1,482,519	$1,473,289

(1)	As of September 30, 2025 and June 30, 2025, the Company advanced $1,091,589 and $1,084,793 to Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. The amount due from Shanghai Baoyin changed was as a result of changes in exchange rates.

(2)	As of September 30, 2025 and June 30, 2025, the Company advanced $390,930 and $388,496 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. The amount due from Zhejiang Jinbang changed was as a result of changes in exchange rates.

Due to related parties

As of September 30, 2025 and June 30, 2025, the Company owed $26,539 and $26,373 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities. The amount due to Qinggang Wang changed was as a result of changes in exchange rates.

As of September 30, 2025 and June 30, 2025, the Company owed $571,211 and $497,857 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

The balance of due to related parties was interest-free, unsecured, and due upon demand.

Note 17. SUBSEQUENT EVENTS

1.	In October 2025, the Company signed six loan agreements with third parties, and borrowed a total of $1.4 million loans with interest at 12% per annum and one-year term, and $0.27 million with interest free and one-year term.

2.	On October 17, 2025 and October 24, 2025, the Company signed agreements with third parties to purchase $4.5 million and $3.75 million worth of sesame seeds, respectively.

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

Disposition of New Energy Tech Ltd.

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

On September 25, 2025, the Company entered into a share transfer agreement with Qingmin Sun, pursuant to which the equity ownership of New Energy was transferred to Qingmin Sun for consideration of $2,700,000 in cash. This disposition was closed on September 25, 2025.

June 2025 Private Placement

As previously disclosed, on June 19, 2025, the “Company entered into a securities purchase agreement (the “SPA”) with eighteen investors, under which the Company agrees to sell to the investors an aggregate of 32,188,841 units (the “Unit”), each Unit consisting of one share of the Company’s common stock, without par value (the “Common Stock”) and three warrants, with each warrant initially exercisable to purchase one share of the Common Stock at an exercise price of $1.165 (the “Warrants”), in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Regulation S”), at a price of $0.932 per Unit for an aggregate purchase price of approximately $30 million.

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

October 2025 Private Placement

On October 15, 2025, the Company entered into a securities purchase agreement with certain investors, under which the Company agrees to sell to the investors an aggregate of 3,000,000 shares of the Company’s Common Stock at a price of $0.70 per share, in a private placement to certain “non-U.S. Persons” as defined in Regulation S, for an aggregate purchase price of approximately $2.1 million.

The parties to the SPA have each made customary representations, warranties and covenants, including, among other things, (a) the Purchasers are “non-U.S. Persons” as defined in Regulation S and are acquiring the Shares for the purpose of investment, (d) the absence of any undisclosed material adverse effects, and (e) the absence of legal proceedings that affect the completion of the transaction contemplated by the Securities Purchase Agreement, except as disclosed in the Company’s filings with the SEC.

On October 20, 2025, upon satisfaction of the closing conditions, the Offering was consummated, and the shares were issued in reliance on the exemption from registration provided by Regulation S. The Company currently intends to use the net proceeds from this offering for working capital and general corporate purposes.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended September 30,		Variance
	2025	2024	Amount	%

Net revenues	$307,888	$501,402	$(193,514)	(38.6)%
Cost of revenues	(297,566)	(773,317)	(475,751)	(61.5)%
Gross profit (loss)	10,322	(271,915)	282,237	103.8%
Selling expenses	(47,431)	(62,981)	(15,550)	(24.7)%
General and administrative expenses	(527,737)	(690,556)	(162,819)	(23.6)%
Operating loss	(564,846)	(1,025,452)	(460,606)	(44.9)%
Gain from disposal of subsidiaries	47,359	-	47,359	100.0%
Interest expenses	(114,392)	-	114,392	100.0%
Class action settlement expenses	(8,850,000)	-	8,850,000	100.0%
Other income, net	16	21,117	(21,101)	(99.9)%
Net loss before income tax expenses	(9,481,863)	(1,004,335)	8,477,528	844.1%
Income tax expense	-	-	-	0.0%
Net loss	$(9,481,863)	$(1,004,335)	$8,477,528	844.1%

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services decreased by approximately $0.2 million, or approximately 38.6%, to $0.3 million for the quarter ended September 30, 2025 from $0.5 million for the quarter ended September 30, 2024. The decrease was mainly caused by shipping revenue declined from our PRC subsidiaries as the tariff wars caused significant decline in business volume. For the quarter ended September 30, 2025, the Company generated all of its revenue in PRC.

Cost of Revenues

Cost of revenues for our freight logistics services mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services decreased by approximately $0.5 million, or 61.5%, to approximately $0.3 million for the quarter ended September 30, 2025 from approximately $0.8 million for the same period of last year. The closure of U.S. subsidiary, Brilliant Warehouse in fiscal 2024 which significant reduced cost of revenue by $3.0 million. The cost from our PRC subsidiaries declined by $0.2 million mainly contributed by decline in business volume as a result of tariff wars.

Our gross margin was 3.4% from our PRC subsidiaries for the quarter ended September 30, 2025 which declined by 3.2% from 6.5% for the quarter ended September 30, 2024 due to marginal increase in freight costs. Our gross margin was (54.2%) for the quarter ended September 30, 2024, which was mainly due to decreased revenue from our freight logistics business and ceased to sell crypto-mining equipment since January 1, 2023.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. Our selling expenses decreased by approximately $15,550, or 24.7%, to $47,431 for the quarter ended September 30, 2025 from $62,981 for the same period of last year. The decrease was mainly attributable in the decrease in freight volume which, in turn, reduced selling activities and the related selling expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, and legal services. Our general and administrative expenses decreased by approximately $0.2 million, or 23.6%, to $0.5 million for the quarter ended September 30, 2025 from $0.7 million for the same period of last year. Since closure of business operation in U.S., the management undertook significant cost cutting initiatives reducing all categories of general administrative expenses across the board.

Gain from disposal of subsidiaries

On August 6, 2025, the Company dissolved its subsidiary, Brilliant Warehouse Service Inc. On September 25, 2025, the Company entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million. Total gain from these disposals was $47,359 for the quarter ended September 30, 2025. No such disposal for the quarter ended September 30, 2024.

Interest expenses

Interest expenses increased to $0.1 million, or 100%, to approximately $0.1 million for the quarter ended September 30, 2025 from nil for the same period of last year. As of September 30, 2025, loans from third parties amounted to $1.1 million with a weighted average interest rate of 12% per annum and a weighted average maturity of 0.9 year.

Class action settlement expenses

We recorded approximately $8.9 million in class action settlement expenses for the quarter ended September 30, 2025, compared to nil in such expenses for the same period of last year. On December 9, 2022, Piero Crivellaro, purportedly on behalf of the persons or entities who purchased or acquired the publicly traded common stock of the Company between February 2021 and November 2022, brought a putative class action, Crivellaro v. Singularity Future Technology Ltd., 22-cv-7499-BMC, against the Company and a dozen related person and entities in the United States District Court for the Eastern District of New York (the “Court”). Plaintiffs alleged violations of the U.S. federal securities laws by the Company. Plaintiffs seek damages, plus interest, costs, fees, and attorneys’ fees. The Company filed a motion to dismiss on November 20, 2023.

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

As of and for the quarter ended September 30, 2025, the class action settlement liability and expenses amounted to $8,850,000, respectively, being a total of $3,000,000 in cash and 6,500,000 common shares which has a value of $5,850,000. On October 9, 2025, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit.

Income tax expenses

Our income tax expenses amounted to nil and nil for the quarter ended September 30, 2025 and 2024, respectively.

Net Loss

As a result of the foregoing, we had a net loss of approximately $9.5 million and $1.0 million for the quarter ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2025, we had $17.1 million in cash (including cash on hand and cash in bank). The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(1,257,803)	$(9,145)
Net cash provided by investing activities	108,331	-
Net cash provided by financing activities	724,862	-
Effect of changes of foreign exchange rate on cash and restricted cash	190	13,994
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Cash and restricted cash, end of period	$17,227,476	$17,740,908

Operating Activities

Our net cash used in operating activities was approximately $1.3 million for the three months ended September 30, 2025. The operating cash outflow for the three months ended September 30, 2025 was primarily attributable to our net loss of approximately $9.5 million, payment of approximately $0.3 million to accounts payable and payment of approximately $0.3 million to judgment debt payable, as partially offset by class action settlement of approximately $8.9 million.

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

Investing Activities

Net cash provided by investing activities was approximately $0.1 million for the three months ended September 30, 2025 due to proceeds from disposal of subsidiaries, net of cash.

We did not have any investing activities for the three months ended September 30, 2024.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2025 was approximately $0.7 million due to advance of $69,862 from a related party for payment of expenses and approximately $0.7 million of loans from third parties.

We did not have any financing activities for the three months ended September 30, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 (describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to effective internal controls over financial reporting as more fully described below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigations

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,0000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

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

As of the date of this report, the Company has requested that Silkroad International Bank S.A. (“Silkroad”) transfer a total of $6.3 million to the Company’s Bank of America account. The Company has requested an input from Silkroad as to the initial $3,000,000 that the Company requested that Silkroad transfer to the Company’s Bank of America account in August 2025. Silkroad indicated that it expects the funds to be credited to the Company’s Bank of America account “within 3-5 business days, subject to the completion of intermediary and central bank procedures.” As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement and continues to keep the Court updated as to the status of the Bank of America account. On October 31, 2025, Lead Plaintiff filed a Motion for Final Approval of Class Action Settlement.

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

As of the date of this report, the Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney's fees. After the Company completed the $300,000 settlement payment, but before the transfer of the Company's common stock was due, Zhikang Huang's counsel caused the Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney's fees, on September 25, 2025. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary's account in the amount of the award for attorney's fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed.

Except as set forth above, there have been no other material development in the legal proceedings that the Company is a party. For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on October 14, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

November 14, 2025	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

November 14, 2025	By:	/s/ Chee Jiong Ng
Chee Jiong Ng
Chief Financial Officer