Form 10-Q
period 2025-12-31
Singularity Future Technology Ltd.
filed 2026-02-13
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 13, 2026, the Company had 7,293,492 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	As of	As of
	December 31,	June 30,
	2025	2025
	(unaudited)	(audited)
Assets
Current Assets
Cash	$10,986,421	$14,533,829
Restricted cash	2,097,225	3,118,067
Notes receivable	43,822	32,548
Accounts receivable	39,299	396,744
Advances to suppliers	8,326,920	1,084
Prepaid expenses	68,968	52,068
Total current assets	21,562,655	18,134,340
Non-Current Assets
Right-of-use assets	59,144	84,370
Other long-term assets - deposits	-	10,192
Total non-current assets	59,144	94,562
Total Assets	$21,621,799	$18,228,902

Liabilities and Equity

Current Liabilities
Loans from third parties	2,955,000	999,940
Deferred revenue	45,691	-
Accounts payable	400,874	701,080
Lease liabilities - current	59,144	53,286
Taxes payable	3,325,035	3,250,473
Due to related parties	685,015	524,231
Judgment debt payable	150,000	488,586
Class action settlement	8,850,000	-
Accrued expenses and other current liabilities	1,085,178	1,256,969
Total current liabilities	17,555,937	7,274,565
Non-Current Liabilities
Loans from third parties	466,321	466,321
Lease liabilities - non-current	-	31,084
Total non-current liabilities	466,321	497,405

Total liabilities	18,022,258	7,771,970

Commitments and Contingencies

Shareholders’ Equity:
Preferred share, 2,000,000 shares authorized, no par value, no shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	-	-
Common share, 50,000,000 shares authorized, no par value; 7,293,492 and 4,203,492 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	107,621,633	105,333,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficits	(104,737,458)	(94,597,445)
Accumulated other comprehensive losses	(561,530)	(596,914)
Total Shareholders’ Equity attributable to controlling shareholders of the Company	4,657,607	12,473,651
Non-controlling Interest	(1,058,066)	(2,016,719)
Total Equity	3,599,541	10,456,932

Total Liabilities and Equity	$21,621,799	$18,228,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net revenues	$147,574	$474,624	$455,462	$976,026
Cost of revenues	(169,037)	(464,100)	(466,603)	(1,237,417)
Gross (loss) profit	(21,463)	10,524	(11,141)	(261,391)

Selling expenses	(48,460)	(62,769)	(95,891)	(125,750)
General and administrative expenses	(530,733)	(632,262)	(1,058,470)	(1,322,818)
Total operating expenses	(579,193)	(695,031)	(1,154,361)	(1,448,568)

Operating loss	(600,656)	(684,507)	(1,165,502)	(1,709,959)

Gain from disposal of subsidiaries	-	(1,030)	47,359	(1,030)
Interest expenses	(75,530)	-	(189,922)	-
Class action settlement expenses	-	-	(8,850,000)	-
Other (expenses) income, net	(195)	348,207	(179)	369,324
Net loss before income tax expenses	(676,381)	(337,330)	(10,158,244)	(1,341,665)
Income tax expense	-	-	-	-
Net loss	(676,381)	(337,330)	(10,158,244)	(1,341,665)
Net loss attributable to non-controlling interest	(10,470)	(9,533)	(18,231)	(52,079)
Net loss attributable to controlling shareholders of the Company.	$(665,911)	$(327,797)	$(10,140,013)	$(1,289,586)

Comprehensive loss
Net loss	$(676,381)	$(337,330)	$(10,158,244)	$(1,341,665)
Other comprehensive income (loss) - foreign currency	(56,080)	147,308	35,384	18,039
Comprehensive loss	(732,461)	(190,022)	(10,122,860)	(1,323,626)
Less: Comprehensive loss attributable to non-controlling interest	(18,682)	39,152	(25,080)	(61,550)
Comprehensive loss attributable to controlling shareholders of the Company.	$(713,779)	$(229,174)	$(10,097,780)	$(1,262,076)

Loss per share
Basic and diluted	$(0.12)	$(0.09)	$(1.87)	$(0.37)
Weighted average number of common shares used in computation
Basic and diluted	5,429,416	3,503,492	5,429,416	3,503,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

					Additional		Accumulated other	Total
	Preferred Share		Common Share		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficits	loss	Equity	interest	Equity
Balance, June 30, 2024	-	-	3,503,492	$104,192,048	$2,334,962	$(90,684,966)	$159,272	$16,001,316	($2,747,633)	$13,253,683
Foreign currency translation	-	-	-	-	-	-	(11,642)	(11,642)	29,681	18,039
Net loss	-	-	-	-	-	(1,289,586)	-	(1,289,586)	(52,079)	(1,341,665)
Balance, December 31, 2024	-	-	3,503,492	$104,192,048	$2,334,962	$(91,974,552)	$147,630	$14,700,088	$(2,770,031)	$11,930,057

Balance, June 30, 2025	-	-	4,203,492	$105,333,048	$2,334,962	$(94,597,445)	$(596,914)	$12,473,651	$(2,016,719)	$10,456,932
Issuance of common shares	-	-	3,000,000	2,100,000	-	-	-	2,100,000	-	2,100,000
Issuance of common shares for judgment debts	-	-	90,000	188,585	-	-	-	188,585	-	188,585
Foreign currency translation	-	-	-	-	-	-	35,384	35,384	(25,080)	10,304
Disposal of subsidiaries	-	-	-	-	-	-	-	-	1,001,964	1,001,964
Net loss	-	-	-	-	-	(10,140,013)	-	(10,140,013)	(18,231)	(10,158,244)
Balance, December 31, 2025	-	-	7,293,492	$107,621,633	$2,334,962	$(104,737,458)	$(561,530)	$4,657,607	$(1,058,066)	$3,599,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2025	2024
Operating Activities
Net loss	$(10,158,244)	$(1,341,665)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	36,423
Non-cash lease expense	26,783	98,227
Loss on disposal of property and equipment	-	1,042
Gain on disposal of subsidiaries	(47,359)	1,030
Gain on disposal of ROU	-	(354,108)
Changes in assets and liabilities
Notes receivable	(10,288)	-
Accounts receivable	360,397	(93,944)
Other receivables	(426,492)	(33,897)
Advances to suppliers	(8,324,422)	(13,870)
Prepaid expenses	(6,106)	1,840
Other long-term assets - deposits	-	113,102
Deferred revenue	44,855	266
Accounts payable	(311,491)	322,881
Taxes payable	(2,527)	102,986
Lease liabilities	(26,783)	45,590
Judgment debt payable	(338,586)	-
Class action settlement	8,850,000	-
Accrued expenses and other current liabilities	303,925	1,511,975
Net cash (used in) provided by operating activities	(9,877,753)	397,878

Investing Activities
Proceeds from disposal of subsidiaries, net of cash	108,331	-
Net cash provided by investing activities	108,331	-

Financing Activities
Advance from related party	145,294	-
Proceeds from issuance of common shares	2,100,000	-
Proceeds from third parties’ loans	2,955,000	-
Net cash provided by financing activities	5,200,294	-

Net (decrease) increase in cash and restricted cash	(4,569,128)	397,878
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Effect of changes of foreign exchange rate on cash and restricted cash	878	131,504
Cash and restricted cash, end of period	$13,083,646	$18,265,441

Representing:
Cash, end of period	$10,986,421	$15,248,528
Restricted cash, end of period	$2,097,225	3,016,913
Total cash and restricted cash, end of period	$13,083,646	$18,265,441

Supplemental information
Income taxes paid	-	-
Interest paid	-	-
Non-cash operating activities
Issuance of common shares for judgment debts	188,585	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

As of December 31, 2025, the Company’s subsidiaries included the following:

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

For the Six Months Ended December 31, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the SEC for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2025. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The carrying value of notes receivable, accounts receivable, and advances to suppliers, approximate their fair values because of the short-term nature of these instruments.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Shanghai report their financial positions and results of operations in Renminbi (“RMB”). The accompanying condensed consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the Federal Reserve at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company, and also included in non-controlling interests.

The exchange rates in effect as of December 31, 2025 and June 30, 2025 were US$1 for RMB6.9931 and RMB7.1636, respectively. The average exchange rates for the six months ended December 31, 2025, and 2024 were US$1 for RMB7.1235 and RMB7.1754, respectively.

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, the U.S., and Djibouti. As of December 31, 2025 and June 30, 2025, cash balances of $28,780 and $62,773, respectively, were maintained at financial institutions in the PRC, of which nil and nil of these balances were not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB500,000). As of December 31, 2025 and June 30, 2025, cash balances of $3,756 and $3,119,012, respectively, were maintained at U.S. financial institutions, of which nil and $2,782,355 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. As of December 31, 2025 and June 30, 2025, a cash balance of $10,953,885 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of December 31, 2025 and June 30, 2025, amount of deposits the Company had covered by insurance amounted to $32,536 and $461,870, respectively.

Restricted Cash

As of December 31, 2025 and June 30, 2025, our restricted balance was approximately $2.1 million and approximately $3.12 million, respectively. As of December 31, 2025 and June 30, 2025, the restricted cash of $2.1 million and $84,152 was restricted by legal orders, respectively. As of June 30, 2025, the restricted cash of $3.03 million was related to restriction required by East West Bank to secure a letter of credit that was used to provide a guarantee to the Company’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. The term of the warehouse lease is one year, upon the expiration of which the letter of credit would be terminated unless the letter of credit is used to pay rent under the warehouse lease. The deposit started on November 13, 2023, last renewed on May 12, 2025, and would be matured on December 14, 2025 with an annual interest rate of 3.996%, subject to renewal. The interest proceeds generated as of December 31, 2025 and 2024 was nil and $0.13 million, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

	Accounts receivable balance as of December 31, 2025	CECL	Allowance for credit
Aging group	(USD)	Rate	losses
<1 year	$39,299	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$39,299		-

	Accounts receivable balance as of June 30, 2025	CECL	Allowance for credit
Aging group	(USD)	Rate	losses
<1 year	$396,744	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$396,744		-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

(g) Revenue Recognition

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

For the Six Months Ended December 31, 2025

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Deferred revenue amounted to $45,691 and nil as of December 31, 2025 and June 30, 2025, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Freight logistic services	$147,574	$474,624	$455,462	$976,026

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
PRC	$147,574	$474,624	$455,462	$976,026

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

(h) Cost of revenues

Cost of revenues consist of costs directly attributable to the performance of freight logistic services which are mainly services provided by third parties.

(i) Leases

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of December 31, 2025.

Income tax returns for the years prior to 2019 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

For the six months ended December 31, 2025 and 2024, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

(m) Segment reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making Company, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews combined results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment, i.e. freight logistics services. For the six months ended December 31, 2025 and 2024, the Company generated all of its revenue in PRC.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

(o) Related parties

Parties, which can be a corporation or individuals, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

(p) Recent Accounting Pronouncements

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

For the Six Months Ended December 31, 2025

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)”, simplifies credit loss calculations by introducing a practical expedient (available to all entities) that allows entities to assume current conditions won’t change over an asset’s life, removing the need for complex macroeconomic forecasts. Additionally, a new accounting policy election (for non-public business entities) allows these entities to consider post-balance sheet collection activity to estimate expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Early adoptions are permitted. The Company’s management does not believe the adoption of ASU 2025-05 will have a material impact on its financial statements and disclosures.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software”, the amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: 1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing. 2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in this Update specify that the disclosures in Subtopic 360- 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. 4 within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this Update permit an entity to apply the new guidance using any of the following transition approaches: 1. A prospective transition approach 2. A modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption 3. A retrospective transition approach. Under a prospective transition approach, an entity should apply the amendments in this Update to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects. Under a modified transition approach, an entity should apply the amendments in this Update on a prospective basis to new software costs incurred (for all projects, including costs incurred for in-process projects), except for in-process projects that, as of the date of adoption, the entity determines do not meet the capitalization requirements under the amendments but meet the capitalization requirements under current guidance. For those in-process projects, an entity should derecognize any capitalized costs through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the date of adoption. Under a retrospective transition approach, an entity should recast comparative periods and recognize a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the first period presented.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”, the amendments in this Update exclude from derivative accounting nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. An entity is permitted to apply the amendments in this Update either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. If an entity applies the modified retrospective transition method described in the preceding paragraph, upon adoption the entity may elect on an instrument-by-instrument basis to (1) measure contracts previously accounted for as derivatives that are no longer accounted for as derivatives in their entirety under the amendments in this Update at fair value with changes in fair value recognized in earnings and (2) stop applying the fair value option for contracts that contained embedded features that otherwise would have been bifurcated but are no longer accounted for as derivatives under the amendments in this Update.

The amendments in this Update clarify that an entity should apply the guidance in Topic 606, including the guidance on noncash consideration in paragraphs 606-10-32-21 through 32-24, to a contract with share-based noncash consideration (for example, shares, share options, or other equity instruments) from a customer for the transfer of goods or services. The guidance in other Topics (including Topic 815 on derivatives and hedging and Topic 321 on equity securities) does not apply to share-based noncash consideration from a customer for the transfer of goods or services unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under Topic 606. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. An entity is permitted to apply the amendments in this Update either (1) prospectively to new contracts entered into on or after the date of adoption, including modified contracts accounted for as separate contracts in accordance with paragraph 606-10-25-12, or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326) Purchased Loans”, the amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815) Hedge Accounting Improvements”, Issue 1: Similar Risk Assessment for Cash Flow Hedges - the amendments in this Update expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. Entities are required to assess risk similarity both at hedge inception and on an ongoing basis. The amendments also clarify that a group of individual forecasted transactions can be considered to have a similar risk exposure if the derivative used as the hedging instrument is highly effective against each hedged risk in the group. In addition, in some cases, entities are permitted to perform an ongoing qualitative assessment of whether a group of individual forecasted transactions has a similar risk exposure. The amendments in this Update improve GAAP by expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions. Entities that aggregate larger groups of individual forecasted transactions in accordance with the amendments can achieve hedge accounting in a more efficient, cost-effective manner while reducing the risk of missed forecasts for highly effective economic hedges. Furthermore, the amendments improve operability and foster consistent application of the similar risk assessment. Therefore, an entity’s financial statements can provide more relevant information to investors about the entity’s risk management activities related to cash flow hedges of groups of forecasted transactions. 4 The amendments in this Update improve GAAP because the application of hedge accounting will not be limited by whether the execution of the nonfinancial purchase or sale transaction is in the spot or forward market. Relative to current GAAP, which limits designation of nonfinancial components to those that are contractually specified, a model based on the clearly-and-closely-related criteria permits hedge accounting for eligible components of forecasted spot-market transactions, forward-market transactions, and subcomponents of explicitly referenced components in an agreement’s pricing formula. Furthermore, the amendments also may enable entities to reduce missed forecasts for highly effective economic hedges, more closely aligning hedge accounting with the economics of entities’ risk management activities. The amendments in this Update also clarify that entities may designate a variable price component in a contract that is accounted for as a derivative as the hedged risk if all other hedge criteria are satisfied. That clarification improves GAAP because it resolves diversity in practice about whether hedge accounting may be applied in those situations and allows hedge accounting to be applied to highly effective economic hedges. Issue 4: Net Written Options as Hedging Instruments The amendments in this Update on the use of net written options as hedging instruments improve GAAP by updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate. Specifically, the amendments in this Update eliminate the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk. Issue 5: Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge) The amendments in this Update eliminate the recognition and presentation mismatch related to a dual hedge strategy (that is, a hedge for which a foreign currency-denominated debt instrument is both designated as the hedging instrument in a net investment hedge and designated as the hedged item in a fair value hedge of interest rate risk). The amendments require that an entity exclude the debt instrument’s fair value hedge basis adjustment from the net 5 investment hedge effectiveness assessment. As a result, an entity immediately recognizes in earnings the gains and losses from the remeasurement of the debt instrument’s fair value hedge basis adjustment at the spot exchange rate. Entities are prohibited from applying this guidance by analogy to other circumstances. The amendments in this Update improve GAAP by enabling entities that utilize dual hedging strategies to reflect the economic offset of changes attributable to both interest rate risk and foreign exchange risk. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this Update on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this Update for hedging relationships that exist as of the date of adoption. Upon adoption of the amendments in this Update, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities”, The amendments in this Update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The amendments in this Update require that a government grant received by a business entity should not be recognized until: 1. It is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received. 2. A business entity meets the recognition guidance for a grant related to an asset or a grant related to income. 3 The amendments in this Update require that a grant related to an asset be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as: 1. Deferred income (the deferred income approach) 2. An adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach). A grant related to income and a grant related to an asset for which the deferred income approach is elected should be recognized in earnings on a systematic and rational basis over the periods in which a business entity recognizes as expenses the costs for which the grant is intended to compensate. When a business entity elects the cost accumulation approach for a grant related to an asset, there is no separate subsequent recognition of the government grant proceeds in earnings. The carrying amount of the asset that reflects the government grant proceeds would be used to determine depreciation or other subsequent accounting for that asset. The amendments in this Update require that a business entity present a grant related to income and a grant related to an asset for which the deferred income approach is elected as part of earnings either (1) separately under a general heading such as other income or (2) deducted from the related expense. In addition, the amendments in this Update require, consistent with current disclosure requirements, that a business entity provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. 5 Under a modified prospective approach, prior-period results should not be restated and there is no cumulative-effect adjustment. 2. A modified retrospective approach to both: a. Government grants that are entered into on or after the beginning of the earliest period presented b. Government grants that are not complete as of the beginning of the earliest period presented. A government grant is complete when substantially all of the government grant proceeds have been recognized before the beginning of the earliest period presented. Under a modified retrospective approach, all prior period results should be restated for government grants that are not complete as of the beginning of the earliest period presented through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented. 3. A retrospective approach to all government grants through a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements”, the amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this Update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The Board expects that these clarifications will enhance consistency in interim reporting for all entities. The Board considers the amendments in this Update to be necessary to reflect the development of interim reporting over time. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting 3 periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, thirty-three issues are addressed in this Update. Generally, the amendments in this Update are not intended to result in significant changes for most entities. However, the Board recognizes that changes to guidance may result in accounting changes for some entities. Therefore, the Board is providing transition guidance for the amendments. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. 12 Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: 1. Prospectively to all transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. An entity may elect the transition method on an issue-by-issue basis. For example, it may apply certain amendments prospectively while applying others retrospectively. For the amendments in this Update to Topic 260 (that is, Issue 4), an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations, cash flows, and disclosures.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

Note 3. NOTES RECEIVABLE

Notes receivable related to bank acceptance notes issued by third party companies and backed by financial institutions which can be either encashed upon maturity, or encashed by discounting, or reassigned to suppliers. As of December 31, 2025 and June 30, 2025, the maturity date of these notes ranged from February 11, 2026 to May 27, 2026 and from July 23, 2025 to November 27, 2025, respectively.

Note 4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Trade accounts receivable	$39,299	$396,744

Note 5. ADVANCES TO SUPPLIERS

Advances to suppliers related to prepayment for various shipping costs for shipments and commodity trading. The Company’s advances to suppliers are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Commodity trading (1)	$8,250,000	-
Freight fees	76,920	1,084
Advances to suppliers	$8,326,920	$1,084

(1)	As of December 31, 2025, the Company made advance payments of $8,250,000 to third-party suppliers in connection with purchase agreements for agricultural commodities (sesame seeds) under its newly initiated commodity trading operations. The advances represent prepayments for inventory to be delivered in subsequent periods. Management expects delivery of the related goods within six months from the reporting date. The advances are unsecured and non-interest bearing. Management has evaluated the recoverability of these advances and determined that no allowance was necessary as of December 31, 2025.

Note 6. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Loans from third parties - current	$2,955,000	$999,940
Loans from third parties - non-current	466,321	466,321
Total loans from third parties	$3,421,321	$1,466,261

As of December 31, 2025 and June 30, 2025, loans from third parties amounted to approximately $3.4 million and approximately $1.5 million with a weighted average annual interest rate of 12% and 12%, and a weighted average maturity of 0.8 and 1 year, respectively.

For the six months ended December 31, 2025 and 2024, interest expenses were $189,922 and nil, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

Note 7. LEASES

The Company leases its office in Shanghai City from a third party for its operations.

As of December 31, 2025 and June 30, 2025, the remaining lease term was 1 and 1.5 years, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on actual incremental borrowing interest rates from financial institutions in order to discount lease payments to present value. The discount rate of the Company’s operating leases was 10.74% and 10.74% per annum, as of December 31, 2025 and June 30, 2025, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Right-of-use assets	$59,144	$84,370

Lease liabilities, current	59,144	53,286
Lease liabilities, non-current	-	31,084
Total lease liabilities	$59,144	$84,370

As of December 31, 2025, maturities of lease liability were as follows:

As of
December 31,
Twelve months ended June 30,	2025
For the remaining fiscal year of 2026	$62,645
Total future minimum lease payments	62,645
Less: Imputed interest	(3,501)
Total lease liabilities	$59,144

Note 8. JUDGMENT DEBT PAYABLE

Judgment debt payable mainly relates to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $488,585, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. As of December 31, 2025, the Company had completed the $300,000 settlement payment, and issued 90,000 shares to Zhikang Huang.

On December 12, 2025, the Company and Jing Shan reached an agreement to resolve and settle all claims, controversies, and disputes that the Company agrees to pay to Ms. Shan $150,000. There is no further development as of the date of this report.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

On May 29, 2025, the Company and the lead plaintiffs in the class action executed a binding term sheet (the “Settlement Term Sheet”) setting forth the material terms of their proposed settlement on a class wide basis. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

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

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses and other current liabilities are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Salary and reimbursement payable	$510,870	$217,586
Accrued expenses	232,279	111,219
Interest payable	213,809	109,328
Professional fees and other expense payable	128,220	818,836
Total	$1,085,178	$1,256,969

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

For the Six Months Ended December 31, 2025

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

Following is a summary of the status of warrants outstanding and exercisable as of December 31, 2025

		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding, as of June 30, 2025	1,208,749	$44.05
Issued	-	-
Exercised	-	-
Expired	-	-
Warrants outstanding, as of December 31, 2025	1,208,749	$44.05
Warrants exercisable, as of December 31, 2025	1,208,749	$44.05

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Exercisable	Price	Life
2020 warrants - 72,000	18,000	$18.25	0.21 years
2021 warrants - 1,593,149	1,190,749	$49.37	0.55 years

On October 15, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, under which the Company agrees to sell to the investors an aggregate of 3,000,000 shares of the Company’s common stock, without par value (the “Common Stock”) at a price of $0.70 per share, in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Regulation S”), for an aggregate purchase price of approximately $2.1 million (the “Offering”).

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

On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settled all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. By October 20, 2025, the Company has completed the full payment of cash and 90,000 shares to Zhikang Huang.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of	As of
	December 31,	June 30,
	2025	2025
Trans Pacific Shanghai	$(1,058,066)	$(1,014,754)
Brilliant Warehouse	-	(1,001,965)
Total	$(1,058,066)	$(2,016,719)

Note 13. COMMITMENTS AND CONTINGENCIES

Contingencies

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 17, 2024, the Court issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

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

On October 31, 2025, Lead Plaintiff filed a Motion for Final Approval of Class Action Settlement. A Fairness Hearing was initially set by the Court for December 7, 2025. However, the Fairness Hearing has been adjourned to March 9, 2026. On January 20, 2026, the Company filed a letter motion for a pre-motion conference with the Court regarding its unopposed motion for approval of issuance of shares pursuant to 15 U.S.C. § 77c(a)(10) in connection with the Settlement Agreement. The Court has ordered that it will hear the Company's motion on March 9, 2026.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

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

As of the date of this report, the Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney's fees. After the Company completed the $300,000 settlement payment, but before the transfer of the Company's common stock was due, Zhikang Huang's counsel caused the Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney's fees, on September 25, 2025. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary's account in the amount of the award for attorney's fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed. A hearing the Company's motion to vacate and Order to Show Cause are currently set to be heard on February 18, 2026.

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

For the Six Months Ended December 31, 2025

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

The Company’s income tax expenses for three and six months ended December 31, 2025 and 2024 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Current
U.S.	-	-	-	-
PRC	-	-	-	-
Total income tax expenses	-	-	-	-

The Company’s deferred tax assets are comprised of the following:

	As of	As of
	December 31,	June 30,
	2025	2025
Allowance for credit losses
U.S.	-	-
PRC	377,000	368,000

Net operating loss
U.S.	23,698,000	22,932,000
PRC	222,000	222,000
Total deferred tax assets	24,297,000	23,522,000
Valuation allowance	(24,297,000)	(23,522,000)
Deferred tax assets, net - long-term	-	-

As of December 31, 2025 and June 30, 2025, the Company incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $112.3 million and $109.5 million, which may be available for reducing future taxable income.

As of December 31, 2025 and June 30, 2025, the Company’s operations in China incurred a cumulative NOL of approximately $0.9 million and approximately $0.9 million, which may be available for reducing future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not that its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of December 31, 2025.

The Company’s taxes payable consists of the following:

	As of	As of
	December 31,	June 30,
	2025	2025
Corporate income tax payable	$2,202,142	$2,151,691
VAT tax payable	1,069,009	1,046,456
Taxes payable	53,884	52,326
Total	$3,325,035	$3,250,473

The corporate income tax payable amount changed was as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

Note 15. CONCENTRATIONS

Major Customers

For the three months and six months ended December 31, 2025, one customer accounted for 100% of the Company’s net revenues, respectively.

For the three months ended December 31, 2024, one customer accounted for 100% of the Company’s gross revenues. For the six months ended December 31, 2024, one customer accounted for 96.0% of the Company’s gross revenues.

As of December 31, 2025, one customer accounted for 100% of the Company’s accounts receivable. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable.

Major Suppliers

For the three months ended December 31, 2025, four suppliers accounted for approximately 35.1%, 24.8%, 22.1%, and 18.0% of the cost of revenues. For the six months ended December 31, 2025, three suppliers accounted for approximately 26.1%, 19.1%, and 18.7% of the cost of revenues.

For the three months ended December 31, 2024, three suppliers accounted for approximately 43.71%, 18.68% and 18.45% of the total gross purchases. For the six months ended December 31, 2024, three suppliers accounted for approximately 29.5%, 20.5% and 13.3% of the cost of revenues.

As of December 31, 2025, two suppliers accounted for approximately 81.6%, and 17.5% of the Company’s accounts payable. As of June 30, 2025, two suppliers accounted for 45.5% and 14.8% of the Company’s accounts payable.

Note 16. RELATED PARTY BALANCES AND TRANSACTIONS

Set forth below are balances and transactions with related parties for the three months ended, for the six months ended, and as of December 31, 2025, and as of June 30, 2025.

Due from related party, net

As of December 31, 2025 and June 30, 2025, the outstanding amounts due from related parties consist of the following:

	As of	As of
	December 31,	June 30,
	2025	2025
Shanghai Baoyin Industrial Co., Ltd (1)	$1,111,241	$1,084,793
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	397,968	388,496
Less: impairment for credit losses	(1,509,209)	(1,473,289)
Total	-	-

Movements of allowance for credit losses were as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Beginning balance	$1,473,289	$2,122,376
Less: Write-off	-	(675,063)
Exchange rate effect	35,920	25,976
Ending balance	$1,509,209	$1,473,289

(1)	As of December 31, 2025 and June 30, 2025, the Company advanced $1,111,241 and $1,084,793 to Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Shanghai Baoyin changed was as a result of changes in exchange rates.

(2)	As of December 31, 2025 and June 30, 2025, the Company advanced $397,968 and $388,496 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Zhejiang Jinbang changed was as a result of changes in exchange rates.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2025

Due to related parties

As of December 31, 2025 and June 30, 2025, the Company owed $27,016 and $26,373 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities. The amount due to Qinggang Wang changed was as a result of changes in exchange rates.

As of December 31, 2025 and June 30, 2025, the Company owed $657,999 and $497,857 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

The balance of due to related parties was interest-free, unsecured, and due upon demand.

Note 17. Disposition of subsidiaries

On August 6, 2025, the Company dissolved its subsidiary, Brilliant Warehouse Service Inc.

On September 25, 2025, the Company entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities in the consolidated balance sheets as of the date of disposition of subsidiaries:

As of
date of
disposition
Carrying amount of major classes of assets
Cash	754
Restricted cash	2,590,915
Prepaid expenses	426,492
Total assets of disposed entity	$3,018,161

Carrying amount of major classes of liabilities
Loans from third parties	999,940
Due to intercompany	4,287,542
Accrued expenses and other current liabilities	478,038
Total liabilities of disposed entity	$5,765,520

Net liabilities disposed of	$(2,747,359)

Cash outflow arising from disposal:
Net liabilities disposed of (as above)	$(2,747,359)
Less: Consideration	(2,700,000)
Gain from disposal of subsidiaries	$47,359

Cash proceeds on disposal	$2,700,000
Less: Cash and bank balances in subsidiary disposed of	(2,591,669)
Net cash inflow on disposal	$108,331

The following is a reconciliation of the amounts of major classes of operations of disposed entities in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the period from July 1, 2025 to the date of disposition.

From July 1, 2025
to the date of
disposition
Operating expenses	30,588
Net loss	$30,588

Note 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 13, 2026, the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission. Except for the developments in legal proceedings disclosed above in Note 13, no additional events occurred subsequent to December 31, 2025 that would require adjustment or disclosure.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended December 31,		Variance
	2025	2024	Amount	%

Net revenues	$147,574	$474,624	($327,050)	(68.9)%
Cost of revenues	(169,037)	(464,100)	(295,063)	(63.6)%
Gross (loss) profit	(21,463)	10,524	(31,987)	(303.9)%
Selling expenses	(48,460)	(62,769)	(14,309)	(22.8)%
General and administrative expenses	(530,733)	(632,262)	(101,529)	(16.1)%
Operating loss	(600,656)	(684,507)	(83,851)	(12.2)%
Gain from disposal of subsidiaries	-	(1,030)	(1,030)	(100.0)%
Interest expenses	(75,530)	-	75,530	100.0%
Other (expenses) income, net	(195)	348,207	(348,402)	(100.1)%
Net loss before income tax expenses	(676,381)	(337,330)	339,051	100.5%
Income tax expense	-	-	-	-
Net loss	$(676,381)	$(337,330)	$339,051	100.5%

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services decreased by approximately $0.3 million, or approximately 68.9%, to approximately $0.1 million for the quarter ended December 31, 2025 from approximately $0.5 million for the quarter ended December 31, 2024. The decrease was mainly caused by shipping revenue declined from our PRC subsidiaries as the tariff wars caused significant decline in business volume. For the quarter ended December 31, 2025, the Company generated all of its revenue in PRC.

Cost of Revenues

Cost of revenues for our freight logistics services mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services decreased by approximately $0.3 million, or 63.6%, to approximately $0.2 million for the quarter ended December 31, 2025 from approximately $0.5 million for the same period of last year, which mainly contributed by decline in business volume as a result of tariff wars.

Our gross loss was 14.5% from our PRC subsidiaries for the quarter ended December 31, 2025 which declined by 16.8% from 2.2% for the quarter ended December 31, 2024 due to the increase in freight costs.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. Our selling expenses decreased by approximately $14,309, or 22.8%, to $48,460 for the quarter ended December 31, 2025 from $62,769 for the same period of last year. The decrease was mainly attributable in the decrease in freight volume which, in turn, reduced selling activities and the related selling expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, and legal services. Our general and administrative expenses decreased by approximately $101,529, or 16.1%, to $0.53 million for the quarter ended December 31, 2025 from $0.63 million for the same period of last year. Since closure of business operation in U.S., the management undertook significant cost cutting initiatives reducing all categories of general administrative expenses across the board.

Interest expenses

Interest expenses increased to $0.08 million, or 100%, to approximately $0.08 million for the quarter ended December 31, 2025 from nil for the same period of last year. As of December 31, 2025, loans from third parties amounted to $3.4 million with a weighted average interest rate of 12% per annum and a weighted average maturity of 0.8 year.

Other (expenses) incomes, Net

Other income net was $348,207 for the three months ended December 31, 2024, as compared to other expense of $195 for the same period of 2025. Gain on disposal of ROU of $354,108 is recognized this period due to the early termination of a lease agreement in Great Neck, New York, accordingly, the impairment of ROU recognized in previous years is reversed. No such gain on disposal of ROU in 2025.

Income tax expenses

Our income tax expenses amounted to nil and nil for the quarter ended December 31, 2025 and 2024, respectively.

Net Loss

As a result of the foregoing, we had a net loss of approximately $0.7 million and $0.3 million for the quarter ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2025, we had $13.1 million in cash (including cash on hand, cash in bank and restricted cash). The majority of our cash is in banks located in the Djibouti a country in East Africa and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months Ended
	December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(9,877,753)	$397,878
Net cash provided by investing activities	108,331	-
Net cash provided by financing activities	5,200,294	-
Effect of changes of foreign exchange rate on cash and restricted cash	878	131,504
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Cash and restricted cash, end of period	$13,083,646	$18,265,441

Operating Activities

Our net cash used in operating activities was approximately $9.9 million for the six months ended December 31, 2025. The operating cash outflow for the six months ended December 31, 2025 was primarily attributable to our net loss of approximately $10.2 million, payment of approximately $8.3 million to suppliers for commodity trading, as partially offset by class action settlement of approximately $8.9 million.

Our net provided by in operating activities was $397,878 for the six months ended December 31, 2024. The operating cash inflow for the six months ended December 31, 2024 was primarily attributable to accrued expenses and other current liabilities increased $1,511,975 and partial offset by net loss cash outflow of $1,341,665.

Investing Activities

Net cash provided by investing activities was approximately $0.1 million for the six months ended December 31, 2025 due to proceeds from disposal of subsidiaries, net of cash.

We did not have any investing activities for the six months ended December 31, 2024.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2025 was approximately $5.2 million due to approximately $3.0 million of loans from third parties and approximately $2.1 million proceeds from issuance of common shares.

We did not have any financing activities for the six months ended December 31, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, describing the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2025 Form 10-K.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to effective internal controls over financial reporting as more fully described below.

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

On October 31, 2025, Lead Plaintiff filed a Motion for Final Approval of Class Action Settlement. A Fairness Hearing was initially set by the Court for December 7, 2025. However, the Fairness Hearing has been adjourned to March 9, 2026. On January 20, 2026, the Company filed a letter motion for a pre-motion conference with the Court regarding its unopposed motion for approval of issuance of shares pursuant to 15 U.S.C. § 77c(a)(10) in connection with the Settlement Agreement. The Court has ordered that it will hear the Company's motion on March 9, 2026.

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

As of the date of this report, the Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney's fees. After the Company completed the $300,000 settlement payment, but before the transfer of the Company's common stock was due, Zhikang Huang's counsel caused the Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney's fees, on September 25, 2025. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary's account in the amount of the award for attorney's fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed. A hearing the Company's motion to vacate and Order to Show Cause are currently set to be heard on February 18, 2026.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

February 13, 2026	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

February 13, 2026	By:	/s/ Chee Jiong Ng
Chee Jiong Ng
Chief Financial Officer