Form 10-Q/A
period 2025-12-31
Singularity Future Technology Ltd.
filed 2026-03-09
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

Singularity Future Technology Ltd. (“SGLY” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2026 (“Original Filing”).

This Amended Form 10-Q is being filed to amend certain omissions identified in the financial statements and certain litigation-related disclosures included in the Original Filing.

Except as described above, no other changes have been made to the Form 10-Q as originally filed on February 13, 2026. This Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update any other disclosures contained therein.

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

Note 5. ADVANCES TO SUPPLIERS

Advances to suppliers related to prepayment for various shipping costs for shipments and commodity trading. The Company’s advances to suppliers are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Commodity trading (1)	$8,250,000	-
Freight fees	76,920	1,084
Advances to suppliers	$8,326,920	$1,084

(1)	As of December 31, 2025, the Company made advance payments of $8,250,000 (paid in Djiboutian francs of approximately DJF 1,466,198,250) to third-party suppliers in connection with purchase agreements for agricultural commodities (sesame seeds) under its newly initiated commodity trading operations. The advances represent prepayments for inventory to be delivered in subsequent periods. Management expects delivery of the related goods within six months from the reporting date. The advances are unsecured and non-interest bearing. Management has evaluated the recoverability of these advances and determined that no allowance was necessary as of December 31, 2025.

Note 6. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	As of	As of
	December 31,	June 30,
	2025	2025
Loans from third parties - current	$2,955,000	$999,940
Loans from third parties - non-current	466,321	466,321
Total loans from third parties	$3,421,321	$1,466,261

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

On September 22, 2025, the Court imposed a temporary restraining order on the Company, pursuant to which the Company and the Ms. Jia Yang, CEO of the Company, (i) were mandated to transfer $6,250,000 amount, plus interest, from the Company’s Silk Road International Bank S.A. (“Silkroad”) account in Djibouti to the Company’s Bank of America account in the United States by September 23, 2025; (ii) were mandated to file a status report which identifies the balance of the Bank of America account every Friday until October 9, 2025; and (iii) are prohibited from taking any further steps toward consummating the merger described in the Company’s Schedule 14-A filed with the SEC and from participating in any other transaction which might have the effect of divesting this Court’s jurisdiction over the Company and its assets.

As of the date of this report, the Company has requested that Silkroad transfer a total of $6.3 million to the Company’s Bank of America account. The Company has also requested clarification from Silkroad regarding the initial $3,000,000 transfer that it instructed Silkroad to remit to the Company’s Bank of America account in August 2025. However, after the Central Bank in Djibouti notified Silkroad that it did not have sufficient foreign exchange quota available, the initial $3,000,000 transfer and the subsequent $3,300,000 transfer have not been reinstated, and Silkroad has remained unable to execute these remittances. As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement and continues to keep the Court updated as to the status of the Bank of America account. In addition, the Company is continuing its efforts to negotiate with potential individual investors regarding making an investment in the Company to help with satisfying the Company’s settlement obligations.

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

During the reporting period, the management identified a control deficiency relating to the timely escalation and evaluation of certain payment restrictions and non-routine settlement arrangements. Specifically, a proposed outbound remittance that was not executed due to foreign exchange restrictions, and subsequent settlement of related trade contract payments in local currency were not separately escalated for timely disclosure evaluation. In response, the Company has enhanced its internal procedures to require prompt reporting of significant payment restrictions, failed remittances, and non-routine settlement arrangements to appropriate management and finance personnel for review of the related accounting, financial reporting, and disclosure implications.

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

On September 22, 2025, the Court imposed a temporary restraining order on the Company, pursuant to which the Company and the Ms. Jia Yang, CEO of the Company, (i) were mandated to transfer $6,250,000 amount, plus interest, from the Company’s Silk Road International Bank S.A. (“Silkroad”) account in Djibouti to the Company’s Bank of America account in the United States by September 23, 2025; (ii) were mandated to file a status report which identifies the balance of the Bank of America account every Friday until October 9, 2025; and (iii) are prohibited from taking any further steps toward consummating the merger described in the Company’s Schedule 14-A filed with the SEC and from participating in any other transaction which might have the effect of divesting this Court’s jurisdiction over the Company and its assets.

As of the date of this report, the Company has requested that Silkroad transfer a total of $6.3 million to the Company’s Bank of America account. The Company has also requested clarification from Silkroad regarding the initial $3,000,000 transfer that it instructed Silkroad to remit to the Company’s Bank of America account in August 2025. However, after the Central Bank in Djibouti notified Silkroad that it did not have sufficient foreign exchange quota available, the initial $3,000,000 transfer and the subsequent $3,300,000 transfer have not been reinstated, and Silkroad has remained unable to execute these remittances. As of the date of this report, the Company has wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement and continues to keep the Court updated as to the status of the Bank of America account. In addition, the Company is continuing its efforts to negotiate with potential individual investors regarding making an investment in the Company to help with satisfying the Company’s settlement obligations.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

March 9, 2026	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

March 9, 2026	By:	/s/ Chee Jiong Ng
Chee Jiong Ng
Chief Financial Officer