Form 10-Q
period 2026-03-31
Singularity Future Technology Ltd.
filed 2026-05-14
CIK 1422892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the Company had 7,293,492 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	As of	As of
	March 31,	June 30,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets
Cash	$136,439	$14,533,829
Restricted cash	2,097,225	3,118,067
Notes receivable	29,253	32,548
Accounts receivable	153,444	396,744
Advances to suppliers	19,398,348	1,084
Prepaid expenses	58,655	52,068
Total current assets	21,873,364	18,134,340
Non-current assets
Right-of-use asset	45,565	84,370
Other long-term assets - deposits	-	10,192
Total non-current assets	45,565	94,562
Total Assets	$21,918,929	$18,228,902

Liabilities and Equity

Current Liabilities
Loans from third parties	3,005,100	999,940
Deferred revenue	46,321	-
Accounts payable	404,321	701,080
Lease liability - current	45,565	53,286
Taxes payable	3,372,492	3,250,473
Due to related parties	1,076,375	524,231
Judgment debt payable	150,000	488,586
Class action settlement	4,000,000	-
Accrued expenses and other current liabilities	1,302,095	1,256,969
Total current liabilities	13,402,269	7,274,565
Non-Current Liabilities
Loans from third parties	466,321	466,321
Lease liability - non-current	-	31,084
Total non-current liabilities	466,321	497,405

Total liabilities	13,868,590	7,771,970

Commitments and Contingencies

Shareholders’ Equity:
Preferred share, 2,000,000 shares authorized, no par value, nil share issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	-	-
Common share, 50,000,000 shares authorized, no par value; 7,293,492 and 4,203,492 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	107,621,633	105,333,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficits	(100,224,711)	(94,597,445)
Accumulated other comprehensive losses	(604,764)	(596,914)
Total Shareholders’ Equity attributable to controlling shareholders of the Company	9,127,120	12,473,651
Non-controlling Interest	(1,076,781)	(2,016,719)
Total Equity	8,050,339	10,456,932

Total Liabilities and Equity	$21,918,929	$18,228,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenues	$403,684	$363,070	$859,146	$1,339,096
Cost of revenues	(353,852)	(60,307)	(820,455)	(1,297,724)
Gross profit	49,832	302,763	38,691	41,372

Selling expenses	(49,581)	(62,030)	(145,472)	(187,780)
General and administrative expenses	(315,725)	(1,052,018)	(1,374,195)	(2,374,836)
Allowance for credit losses	-	(370,479)	-	(370,479)
Total operating expenses	(365,306)	(1,484,527)	(1,519,667)	(2,933,095)

Operating loss	(315,474)	(1,181,764)	(1,480,976)	(2,891,723)

Gain (loss) from disposal of subsidiaries	-	-	47,359	(1,030)
Interest expenses	(25,839)	-	(215,761)	-
Class action settlement reversal (expenses)	4,850,000	-	(4,000,000)	-
Other (expenses) income, net	(144)	171,068	(323)	540,392
Net income (loss) before income tax expenses	4,508,543	(1,010,696)	(5,649,701)	(2,352,361)
Income tax expense	-	-	-	-
Net income (loss）	4,508,543	(1,010,696)	(5,649,701)	(2,352,361)
Net (loss) income attributable to non-controlling interest	(4,204)	659,713	(22,435)	607,634
Net income (loss) attributable to controlling shareholders of the Company.	$4,512,747	$(1,670,409)	$(5,627,266)	$(2,959,995)

Comprehensive loss
Net income (loss)	$4,508,543	$(1,010,696)	$(5,649,701)	$(2,352,361)
Other comprehensive loss - foreign currency translation	(43,234)	(619,817)	(7,850)	(601,778)
Comprehensive income (loss)	4,465,309	(1,630,513)	(5,657,551)	(2,954,139)
Less: Comprehensive (loss) income attributable to non-controlling interest	(14,511)	582,624	(39,591)	560,226
Comprehensive income (loss) attributable to controlling shareholders of the Company	$4,479,820	$(2,213,137)	$(5,617,960)	$(3,514,365)

Earnings (loss) per share
Basic and diluted	$0.83	$(0.46)	$(1.04)	$(0.83)
Weighted average number of common shares used in computation
Basic and diluted	5,429,416	3,620,158	5,429,416	3,554,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN U.S. DOLLARS)

(UNAUDITED)

							Accumulated
					Additional		other	Total
	Preferred Share		Common Share		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficits	income (loss)	Equity	interest	Equity
Balance, June 30, 2024	-	-	3,503,492	$104,192,048	$2,334,962	$(90,684,966)	$159,272	$16,001,316	$(2,747,633)	$13,253,683
Issuance of common shares	-	-	700,000	1,141,000	-	-	-	1,141,000	-	1,141,000
Foreign currency translation	-	-	-	-	-	-	(554,369)	(554,369)	(47,409)	(601,778)
Net loss	-	-	-	-	-	(2,959,995)	-	(2,959,995)	607,634	(2,352,361)
Balance, March 31, 2025	-	-	4,203,492	$105,333,048	$2,334,962	$(93,644,961)	$(395,097)	$13,627,952	$(2,187,408)	$11,440,544

Balance, June 30, 2025	-	-	4,203,492	$105,333,048	$2,334,962	$(94,597,445)	$(596,914)	$12,473,651	$(2,016,719)	$10,456,932
Issuance of common shares	-	-	3,000,000	2,100,000	-	-	-	2,100,000	-	2,100,000
Issuance of common shares for judgment debts	-	-	90,000	188,585	-	-	-	188,585	-	188,585
Foreign currency translation	-	-	-	-	-	-	(7,850)	(7,850)	(39,591)	(47,441)
Disposal of subsidiaries	-	-	-	-	-	-	-	-	1,001,964	1,001,964
Net loss	-	-	-	-	-	(5,627,266)	-	(5,627,266)	(22,435)	(5,649,701)
Balance, March 31, 2026	-	-	7,293,492	$107,621,633	$2,334,962	$(100,224,711)	$(604,764)	$9,127,120	$(1,076,781)	$8,050,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2026	2025
Operating Activities
Net loss	$(5,649,701)	$(2,352,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	48,871
Non-cash lease expense	41,101	355,768
Allowance for credit losses	-	370,479
Loss on disposal of property and equipment	-	133,769
(Gain) loss on disposal of subsidiaries	(47,359)	1,030
Reversal of impairment for right-of-use assets	-	(354,108)
Issuance of common shares for judgment debts	188,585	-
Changes in assets and liabilities
Notes receivable	4,446	-
Accounts receivable	252,725	(92,631)
Other receivables	(426,492)	(575,823)
Advances to suppliers	(19,392,842)	257,732
Prepaid expenses	5,091	231,707
Due to related parties	-	162,907
Other long-term assets - deposits	-	149,411
Deferred revenue	45,273	(567)
Accounts payable	(316,428)	338,659
Taxes payable	197	1,533
Lease liabilities	(41,101)	(211,951)
Judgment debt payable	(338,586)	-
Class action settlement	4,000,000	-
Accrued expenses and other current liabilities	519,616	1,188,209
Net cash used in operating activities	(21,155,475)	(347,366)

Investing Activities
Proceeds from disposal of subsidiaries, net of cash	108,331	-
Net cash provided by investing activities	108,331	-

Financing Activities
Advance from a related party	519,922	-
Proceeds from issuance of common shares	2,100,000	1,141,000
Proceeds from third parties loans	3,005,100	-
Net cash provided by financing activities	5,625,022	1,141,000

Net (decrease) increase in cash and restricted cash	(15,422,122)	793,634
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Effect of changes of foreign exchange rate on cash and restricted cash	3,890	(607,542)
Cash and restricted cash, end of period	$2,233,664	$17,922,151

Representing:
Cash, end of period	$136,439	$14,873,924
Restricted cash, end of period	$2,097,225	3,048,227
Total cash and restricted cash, end of period	$2,233,664	$17,922,151

Supplemental information
Income taxes paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

As of March 31, 2026, the Company’s subsidiaries included the following:

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company recorded net losses of approximately $5.6 million and approximately $2.4 million and net cash used in operating activities of approximately $21.2 million and approximately $0.3 million for the nine months ended March 31, 2026 and 2025, respectively. The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2025, the Company had cash balance of approximately $0.1 million.

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

As a result, the Company prepared the unaudited condensed consolidated financial statements assuming the Company will continue as a going concern. However, there is no assurance that the measures above can be achieved as planned. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

The exchange rates in effect as of March 31, 2026 and June 30, 2025 were US$1 for RMB6.8980 and RMB7.1636, respectively. The average exchange rates for the nine months ended March 31, 2026, and 2025 were US$1 for RMB7.0577 and RMB7.2077, respectively.

(e) Cash

Cash consists of cash on hand and cash in banks which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, the U.S., and Djibouti. As of March 31, 2026 and June 30, 2025, cash balances of $130,216 and $62,773, respectively, were maintained at financial institutions in the PRC, of which $60,216 and nil of these balances were not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB500,000). As of March 31, 2026 and June 30, 2025, cash balances of $6,058 and $3,119,012, respectively, were maintained at U.S. financial institutions, of which nil and $2,782,355 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. As of March 31, 2026 and June 30, 2025, a cash balance of $165 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of March 31, 2026 and June 30, 2025, amount of deposits the Company had covered by insurance amounted to $136,274 and $461,870, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Restricted Cash

As of March 31, 2026 and June 30, 2025, our restricted balance was approximately $2.1 million and approximately $3.12 million, respectively. As of March 31, 2026 and June 30, 2025, the restricted cash of $2.1 million   and $84,152 was restricted by legal orders, respectively. As of June 30, 2025, the restricted cash of $3.03 million was related to restriction required by East West Bank to secure a letter of credit that was used to provide a guarantee to New Energy Tech Limited’s business partner Solarlink Group Inc. (“Solarlink”), a North Las Vegas based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, for Solarlink’s rental obligations for a leased warehouse in North Las Vegas. On September 25, 2025, the Company entered into a share transfer agreement with a third party and sold its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million.

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

	Accounts
	receivable
	balance as of
	March 31,		Allowance
	2026		for credit
Aging group	(USD)	CECL Rate	losses
<1 year	$153,444	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$153,444		-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

	Accounts receivable balance as of June 30, 2025		Allowance for credit
Aging group	(USD)	CECL Rate	losses
<1 year	$396,744	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$396,744		-

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. Deferred revenue amounted to $46,321 and nil as of March 31, 2026 and June 30, 2025, respectively.

The Company’s disaggregated revenue streams are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Freight logistic services	$403,684	$363,070	$859,146	$1,339,096

Disaggregated information of revenues by geographic locations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
PRC	$403,684	$363,070	$859,146	$1,339,096

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

(h) Cost of revenues

Cost of revenues consist of costs directly attributable to the performance of freight logistic services which are mainly services provided by third parties.

(i) Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) for the year ended June 30, 2020, and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 10.71%   based on the duration of lease terms.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of March 31, 2026.

Income tax returns for the years prior to 2019 are no longer subject to examination by U.S. tax authorities.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

For the nine months ended March 31, 2026 and 2025, there was no dilutive effect of potential shares of common stock of the Company because the Company generated a net loss.

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

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making Company, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews combined results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment, i.e. freight logistics services. For the nine months ended March 31, 2026 and 2025, the Company   generated all of its revenue in PRC.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

(p)  Commitments and contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Note 3. NOTES RECEIVABLE

Notes receivable related to bank acceptance notes issued by third party companies and backed by financial institutions which can be either encashed upon maturity, or encashed by discounting, or reassigned to suppliers. As of March 31, 2026 and June 30, 2025, the maturity date of these notes ranged from May 27, 2026 to September 24, 2026 and from July 23, 2025 to November 27, 2025, respectively.

Note 4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are as follows:

	As of	As of
	March 31,	June 30,
	2026	2025
Trade accounts receivable	$153,444	$396,744

Note 5. ADVANCES TO SUPPLIERS

Advances to suppliers related to prepayment for various shipping costs for shipments and commodity trading. The Company’s advances to suppliers are as follows:

	As of	As of
	March 31,	June 30,
	2026	2025
Commodity trading (1)	$19,203,660	-
Freight fees	194,688	1,084
Advances to suppliers	$19,398,348	$1,084

(1)	As of March 31, 2026, the Company made advance payments of $19,203,660 (paid in Djiboutian francs of approximately DJF 3.4 billion) to third-party suppliers in connection with purchase agreements for agricultural commodities in connection with certain trade opportunities that the Company identified. The advances represent prepayments for inventory to be delivered in subsequent periods. Management expects delivery of the related goods by October 2026 and is currently evaluating whether to pursue additional opportunities in the commodity trading business. Key risks associated with these transactions include but not limited to foreign exchange risk stemming from conversion between Djiboutian franc and US dollars, risks related to the political and economic stability of Djibouti, performance risk of the counterparty suppliers and the legal enforceability of the executed purchase agreements. These advances are unsecured and non-interest bearing. Management has evaluated the recoverability of these advances and determined that no allowance was necessary as of March 31, 2026.

Note 6. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	As of	As of
	March 31,	June 30,
	2026	2025
Loans from third parties - current	$3,005,100	$999,940
Loans from third parties - non-current	466,321	466,321
Total loans from third parties	$3,471,421	$1,466,261

As of March 31, 2026 and June 30, 2025, loans from third parties amounted to approximately $3.5 million and approximately $1.5 million with a weighted average annual interest rate of 12% and 12%, and a weighted average maturity of 0.6 and 1 year, respectively.

For the nine months ended March 31, 2026 and 2025, interest expenses were $215,761 and nil, respectively.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Note 7. LEASES

The Company leases its office in Shanghai City from a third party for its operations.

As of March 31, 2026 and June 30, 2025, the remaining lease term was 0.8 and 1.5 years, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on actual incremental borrowing interest rates from financial institutions in order to discount lease payments to present value. The discount rate of the Company’s operating leases was 10.74% and 10.74% per annum, as of March 31, 2026 and June 30, 2025, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	As of	As of
	March 31,	June 30,
	2026	2025
Right-of-use asset	$45,565	$84,370

Lease liability, current	45,565	53,286
Lease liability, non-current	-	31,084
Total lease liability	$45,565	$84,370

As of March 31, 2026, maturities of lease liability were as follows:

As of
March 31,
Twelve months ended June 30,	2026
For the remaining fiscal year of 2026	$15,876
Fiscal year 2027	31,753
Total future minimum lease payments	47,629
Less: Imputed interest	(2,064)
Total lease liability	$45,565

Note 8. JUDGMENT DEBT PAYABLE

Judgment debt payable mainly relates to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $488,586, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester and entered in New York in favor of Zhikang Huang and against the Company in the amount of $488,585, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. By October 20, 2025, the Company had completed the $300,000 settlement payment, and issued 90,000 shares to Zhikang Huang.

On December 12, 2025, the Company and Jing Shan reached an agreement to resolve and settle all claims, controversies, and disputes that the Company agrees to pay Ms. Shan $150,000. There is no further development as of the date of this report.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

On March 9, 2026, the Court held a fairness hearing regarding the Class Action settlement (“Fairness Hearing”). During the Fairness Hearing, the Court denied Lead Plaintiffs’ Motion for Final Approval of Class Action Settlement without prejudice, denied as moot the following (1) Lead Plaintiffs’ Motion for Attorney Fees, Litigation Expenses, and Service Awards; (2) Lead Plaintiffs Motion for Approval of Amended and Restated Settlement Fund Escrow Agreement; and (3) Singularity’s Motion for Approval of issuance of Shares pursuant to 15 U.S.C. § 77c(a)(10) (D.E. 158), and held that the temporary restraining order remains in place. . The Settlement Agreement therefore was terminated. Pursuant to ASC 450-20-25-2, the Company reassessed the Class Action Settlement and determined that the Class Action Settlement liability should be $4 million (i.e. $6 million less $2 million in the Escrow Account) as of March 31, 2026.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company’s accrued expenses and other current liabilities are as follows:

	As of	As of
	March 31,	June 30,
	2025	2025
Salary and reimbursement payable	$655,868	$217,586
Accrued expenses	299,301	111,219
Interest payable	239,617	109,328
Professional fees and other expense payable	107,309	818,836
Total	$1,302,095	$1,256,969

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Note 11. EQUITY

Share issuances:

2021 warrants

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

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell an aggregate of 1,700,000 shares of its Common Stock and 1,700,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $6.07 per share, at an aggregate price of $9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 1,700,000 shares of its common stock to the investors. The Company received $9,860,000 but subsequently returned the funds to the investors because the 1,700,000 warrants, issuable as part of the transaction, could not be issued timely due to certain outstanding warrant terms. The investors returned the funds to the Company on January 4, 2024 after the warrant terms were finalized. On January 26, 2024, the Company entered into an amendment to the subscription agreement which provides, among other things, that Nasdaq’s authorization must be obtained for the issuance of the securities under the subscription agreement and the Company stockholders’ approval shall be obtained before the 1,700,000 warrants are issued to the investors. Nasdaq has authorized the issuance of the Common Stock and the conditional issuance of the warrants. The Company obtained stockholders’ approval for issuance of the warrants on November 7, 2025 and has thereafter issued the warrants.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Following is a summary of the status of warrants outstanding and exercisable as of March 31, 2026

		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding, as of June 30, 2025	1,208,749	$44.05
Issued	-	-
Exercised	-	-
Expired	(561,478)	$48.98
Warrants outstanding, as of March 31, 2026	647,271	$48.84
Warrants exercisable, as of March 31, 2026	647,271	$48.84

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Exercisable	Price	Life
2021 warrants - 1,049,671	647,271	$48.84	0.47 years

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of	As of
	March 31,	June 30,
	2026	2025
Trans Pacific Shanghai	$(1,076,781)	$(1,014,754)
Brilliant Warehouse	-	(1,001,965)
Total	$(1,076,781)	$(2,016,719)

Note 13. COMMITMENTS AND CONTINGENCIES

Contingencies

Crivellaro v. Singularity Future Technology Ltd.

As previously disclosed, on December 17, 2024, the United States District Court for the Eastern District of New York (the “Court”)issued an order that partially denied the motions to dismiss filed by the Company and its former chief executive officer, Yang Jie, arising from various statements made by Yang Jie about two allegedly fraudulent transactions. The rest of the motions are granted. On January 2, 2025, the Company filed an answer to the Second Amended Class Action complaint. On July 13, 2025, the parties executed a Stipulation and Agreement of Settlement (“Settlement Agreement”). Pursuant to the Settlement Agreement, in exchange for the Settlement payment and subject to final approval by the Court, all plaintiffs in the Class Action will release the Company and the other defendants on all claims. The Settlement Payment include cash payment of $3,000,000 and 6,500,000 freely tradable shares of the Company’s Common Stock (the “Settlement Shares”), which shall be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, subject to the Court’s approval of the Settlement. In the event of a reverse stock split prior to the effectiveness of the Settlement, the number of Settlement Shares and/or the put option purchase price (described below) shall be reformulated so that the value of the Settlement Shares/put option shall not be less than $5,850,000 as of the effectiveness of the Settlement. The settlement class has the right to sell all or a portion of the unsold Settlement Shares back to the Company at $0.85 per share if the 10-trading day average closing price immediately prior to the exercise of the put option falls below $0.85 before the class lead counsel sells the Settlement Shares. The Company agreed to maintain a cash balance $3,250,000 in a dedicated escrow account to mitigate the risk that it is unable to satisfy the put option.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

On October 9, 2025, the Company wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit.

On March 9, 2026, the Court held a fairness hearing regarding the Class Action settlement (“Fairness Hearing”). During the Fairness Hearing, the Court denied Lead Plaintiffs’ Motion for Final Approval of Class Action Settlement without prejudice, denied as moot the following (1) Lead Plaintiffs’ Motion for Attorney Fees, Litigation Expenses, and Service Awards; (2) Lead Plaintiffs Motion for Approval of Amended and Restated Settlement Fund Escrow Agreement; and (3) Singularity’s Motion for Approval of issuance of Shares pursuant to 15 U.S.C. § 77c(a)(10) (D.E. 158), and held that the temporary restraining order remains in place. The Court also directed the parties to advise the Court by April 8, 2026, in a joint letter, how they intended to proceed in light of the Court’s ruling, including (1) moving forward with trial; (2) renewing the Motion for Final Approval of the Class Action Settlement once Singularity has completed payment; or (3) amending the settlement. The Settlement Agreement was therefore terminated. Pursuant to ASC 450-20-25-2, the Company reassessed that the Class Action Settlement and determined that the Class Action Settlement liability should be $4 million (i.e. $6 million less $2 million in the Escrow Account) as of March 31, 2026.

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

The Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang by October 20, 2025. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney’s fees. After the Company completed the $300,000 settlement payment, but before the transfer of the Company’s common stock was due, Zhikang Huang’s counsel caused the Westchester Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney’s fees, on September 25, 2025. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary’s account in the amount of the award for attorney’s fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed. A hearing the Company’s motion to vacate and Order to Show Cause are currently set to be heard on February 18, 2026, but adjourned to March 25, 2026. At the March 25, 2026 hearing the Westchester Court stated that when the Company provides proof that the 90,000 shares have been deposited into Zhikang Huang’s brokerage account (as set forth in the settlement agreement) at the close of the six (6) month Rule 144 period, the Westchester Court was inclined to grant the Company’s motions. However, the Westchester Court stated that it will allow Zhikang Huang’s counsel to refile a motion for attorneys’ fees that are solely based on attorneys’ fees relating to bringing the special proceeding. The Westchester Court conducted a settlement conference regarding the attorney’s fees issue. However, the matter was not resolved on that date and remains pending. The Company is currently working with its transfer agent and Zhikang Huang’s counsel to remove the restrictive legend on the 90,000 shares and transfer them to the brokerage account(s) designated by Zikang Huang.

Except as set forth above, there has been no other material development in the legal proceedings that the Company is a party. For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

The Company’s income tax expenses for three and nine months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Current
U.S.	-	-	-	-
PRC	-	-	-	-
Total income tax expenses	-	-	-	-

The Company’s deferred tax assets are comprised of the following:

	As of	As of
	March 31,	June 30,
	2026	2025
Allowance for credit losses
U.S.	-	-
PRC	383,000	368,000

Net operating loss
U.S.	24,491,000	22,932,000
PRC	291,000	222,000
Total deferred tax assets	25,165,000	23,522,000
Valuation allowance	(25,165,000)	(23,522,000)
Deferred tax assets, net - long-term	-	-

As of March 31, 2026 and June 30, 2025, the Company incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $116.6 million and $109.5 million, which may be available for reducing future taxable income.

As of March 31, 2026 and June 30, 2025, the Company’s operations in China incurred a cumulative NOL of approximately $1.2 million and approximately $0.9 million, which may be available for reducing future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not that its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of March 31, 2026.

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

The Company’s taxes payable consists of the following:

	As of	As of
	March 31,	June 30,
	2026	2025
Corporate income tax payable	$2,231,366	$2,151,691
VAT tax payable	1,087,194	1,046,456
Taxes payable	53,932	52,326
Total	$3,372,492	$3,250,473

The corporate income tax payable amount changed was as a result of changes in exchange rates.

Note 15. CONCENTRATIONS

Major Customers

For the three months and nine months ended March 31, 2026, one customer accounted for 100% of the Company’s revenues, respectively.

For the three months ended March 31, 2025, one customer accounted for 82.8% of the Company’s revenues. For the nine months ended March 31, 2025, one customer accounted for 92.4% of the Company’s revenues.

As of March 31, 2026, one customer accounted for 100% of the Company’s accounts receivable. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable.

Major Suppliers

For the three months ended March 31, 2026, four suppliers accounted for approximately 30.6%, 26.5%, 17.1%, and 15.8% of the cost of revenues. For the nine months ended March 31, 2026, six suppliers accounted for approximately 19.2%, 17.8%, 11.9%, 11.3%, 10.9%, and 10.7% of the cost of revenues.

For the three months ended March 31, 2025, three suppliers accounted for approximately 46.34%, 13.63% and 13.21% of the cost of revenues. For the nine months ended March 31, 2025, three suppliers accounted for approximately 41.1%, 16.1% and 14.3% of the cost of revenues.

As of March 31, 2026, two suppliers accounted for approximately 82.0%, and 17.6% of the Company’s accounts payable. As of June 30, 2025, two suppliers accounted for 45.5% and 14.8% of the Company’s accounts payable.

Note 16. RELATED PARTY BALANCES AND TRANSACTIONS

Set forth below are balances and transactions with related parties for the three months ended, for the nine months ended, and as of March 31, 2026, and as of June 30, 2025.

Due from related party, net

As of March 31, 2026 and June 30, 2025, the outstanding amounts due from related parties consist of the following:

	As of	As of
	March 31,	June 30,
	2026	2025
Shanghai Baoyin Industrial Co., Ltd (1)	$1,126,561	$1,084,793
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	403,454	388,496
Less: impairment for credit losses	(1,530,015)	(1,473,289)
Total	-	-

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

Movements of allowance for credit losses were as follows:

	As of	As of
	March 31,	June 30,
	2026	2025
Beginning balance	$1,473,289	$2,122,376
Less: Write-off	-	(675,063)
Exchange rate effect	56,726	25,976
Ending balance	$1,530,015	$1,473,289

(1)	As of March 31, 2026 and June 30, 2025, the Company advanced $1,126,241 and $1,084,793 to Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Shanghai Baoyin changed was as a result of changes in exchange rates.

(2)	As of March 31, 2026 and June 30, 2025, the Company advanced $403,454 and $388,496 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Zhejiang Jinbang changed was as a result of changes in exchange rates.

Due to related parties

As of March 31, 2026 and June 30, 2025, the Company owed $27,389 and $26,373 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities. The amount due to Qinggang Wang changed was as a result of changes in exchange rates.

As of March 31, 2026 and June 30, 2025, the Company owed $1,048,986 and $497,858 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

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

SINGULARITY FUTURE TECHNOLOGY LTD. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2026

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

Note 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2026, the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission. Except for the developments in legal proceedings disclosed above in Note 13 and additional loan of $150,000 obtained from a third party, no additional events occurred subsequent to March 31, 2026 that would require adjustment or disclosure.

1.	On April 8, 2026, the Company received a one-year loan of $150,000 from a third party with 12% interest per annum.

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

The Company identified several trading opportunities to assess the potential expansion of its business into the commodity trading sector. On October 17 and October 24, 2025, the Company entered into purchase agreements with third parties for the acquisition of sesame seeds valued at approximately $4.5 million and $3.75 million, respectively. In addition, on January 5 and January 6, 2026, the Company entered into sale and purchase agreements with third parties for the acquisition of Indian wheat in bulk and Brazilian soybeans, with contract values of DJF 973,333,487 and DJF 973,361,922, respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%

Revenues	$403,684	$363,070	$40,614	11.2%
Cost of revenues	(353,852)	(60,307)	293,545	486.8%
Gross profit	49,832	302,763	(252,931)	(83.5)%
Selling expenses	(49,581)	(62,030)	(12,449)	(20.1)%
General and administrative expenses	(315,725)	(1,052,018)	(736,293)	(70.0)%
Allowance for credit losses, net	-	(370,479)	(370,479)	(100.0)%
Operating loss	(315,474)	(1,181,764)	(866,290)	(73.3)%
Interest expenses	(25,839)	-	25,839	100.0%
Class action settlement reversal	4,850,000	-	4,850,000	100.0%
Other (expenses) income, net	(144)	171,068	(171,212)	(100.1)%
Net income (loss) before income tax expenses	4,508,543	(1,010,696)	(5,519,239)	(546.1)%
Income tax expense	-	-	-	-
Net income (loss)	$4,508,543	$(1,010,696)	$(5,519,239)	(546.1)%

Revenues from Freight Logistics Services

Freight logistics services primarily consist of cargo forwarding, brokerage, warehouse and other freight services. Revenues from freight logistics services increased by $40,614, or approximately 11.2%, to approximately $0.40 million for the quarter ended March 31, 2026 from approximately $0.36 million for the quarter ended March 31, 2025. The increase was mainly caused by shipping revenue improvements from our PRC subsidiaries as the recovery of economy activities increased the shipment volume and growth momentum. For the quarter ended March 31, 2026, the Company generated all of its revenue in PRC.

Cost of revenues

Cost of revenues for our freight logistics services mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services increased by approximately $0.29 million, or 486.8%, to approximately $0.35 million for the quarter ended March 31, 2026 from $60,307 for the same period of last year, which mainly contributed by the recovery of economy activities and engaged higher priced suppliers.

Our gross profit was 12.3% from our PRC subsidiaries for the quarter ended March 31, 2026 which declined by 71.1% from 83.4% for the quarter ended March 31, 2025 due to the engagement of higher priced suppliers.

Selling Expenses

Our selling expenses consisted primarily of salaries, meals and entertainment and travel expenses for our sales representatives. Our selling expenses decreased by $12,449, or 20.1%, to $49,581 for the quarter ended March 31, 2026 from $62,030 for the same period of last year. The increase was mainly attributable in the increase in freight volume which, in turn, increased selling activities and the related selling expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits, travel expenses for our administration department, office expenses, and regulatory filing and professional service fees for auditing, and legal services. Our general and administrative expenses decreased by approximately $0.7 million, or 70.0%, to $0.32 million for the quarter ended March 31, 2026 from $1.05 million for the same period of last year. Since closure of business operation in U.S., the management undertook significant cost cutting initiatives reducing all categories of general administrative expenses across the board.

Allowance for credit losses

Allowance for credit losses amounted to nil and $370,479 for the three months ended March 31, 2026 and 2025, respectively. Allowance for credit losses for the three months ended March 31, 2025 was mainly due to the allowance for a few uncollectable accounts receivable and prepaid expenses.

Interest expenses

Interest expenses increased to $25,839, or 100%, to approximately $25,839 for the quarter ended March 31, 2026 from nil for the same period of last year. As of March 31, 2026, loans from third parties amounted to $3.5 million with a weighted average interest rate of 12% per annum and a weighted average maturity of 0.6 year.

Class action settlement expenses reversal

On March 9, 2026, the Court denied plaintiffs’ Motion for Final Approval of Class Action Settlement without prejudice. Accordingly, the Court denied as moot: plaintiffs’ Motion for Attorney Fees, Litigation Expenses, and Service Awards; plaintiffs’ Motion for Approval of Amended and Restated Settlement Fund Escrow Agreement; and Singularity’s Motion for Approval of Issuance of Shares pursuant to 15 U.S.C. $ 77c(a)(10). The $8.85 million Settlement Agreement was therefore became null and void. Pursuant to ASC 450-20-25-2, the Company reassessed that the Class Action Settlement and determined that the Class Action Settlement liability should be $4 million (i.e. $6 million less $2 million in the Escrow Account) as of March 31, 2026, and accordingly, $4.85 million of class action settlement expenses were reversed.

Other (expenses) incomes, net

Other expenses, net, was $144 for the three months ended March 31, 2026, which was mainly related to bank charges. Other income was $171,068 for the same period of 2025 which primarily due to exchange gain of $315,289, offset in part by disposed property and equipment of $132,727.

Income tax expenses

Our income tax expenses amounted to nil and nil for the quarters ended March 31, 2026 and 2025, respectively.

Net Loss

As a result of the foregoing, we had a net income of approximately $4.5 million and a net loss of approximately $1.0 million for the quarters ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2026, we had $2.2 million in cash (including cash on hand, cash in bank and restricted cash). The majority of our cash is in banks located in the China and the restricted cash is in banks located in U.S.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(21,155,475)	$(347,366)
Net cash provided by investing activities	108,331	-
Net cash provided by financing activities	5,625,022	1,141,000
Effect of changes of foreign exchange rate on cash and restricted cash	3,890	(607,542)
Cash and restricted cash, beginning of period	17,651,896	17,736,059
Cash and restricted cash, end of period	$2,233,664	$17,922,151

Operating Activities

Our net cash used in operating activities was approximately $21.2 million for the nine months ended March 31, 2026, which was primarily attributable to net loss of approximately $10.6 million, payment of approximately $19.4 million to suppliers for commodity trading, as partially offset by class action settlement of approximately $8.9 million.

Our net used in operating activities was $347,366 for the nine months ended March 31, 2025. The operating cash outflow for the nine months ended March 31, 2025 was primarily attributable to net loss cash outflow of $2,352,361 and partial offset by accrued expenses and other current liabilities increased $1,188,209.

Investing Activities

Net cash provided by investing activities was approximately $0.1 million for the nine months ended March 31, 2026 due to proceeds from disposal of subsidiaries, net of cash.

We did not have any investing activities for the nine months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2026 was approximately $5.6 million due to approximately $3.0 million of loans from third parties, approximately $2.1 million proceeds from issuance of common shares, and approximately $0.5 million advance from a related party.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

N/A.

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

The Company has requested that Silkroad transfer a total of $6.3 million to the Company’s Bank of America account. The Company has also requested clarification from Silkroad regarding the initial $3,000,000 transfer that it instructed Silkroad to remit to the Company’s Bank of America account in August 2025. However, after the Central Bank in Djibouti notified Silkroad that it did not have sufficient foreign exchange quota available, the initial $3,000,000 transfer and the subsequent $3,300,000 transfer have not been reinstated, and Silkroad has remained unable to execute these remittances. On October 9, 2025, the Company wired $2,000,000, which are loans from unrelated parties, as part of the settlement cash payment to the Escrow Account set forth in the Settlement Agreement and continues to keep the Court updated as to the status of the Bank of America account. In addition, the Company is continuing its efforts to negotiate with potential individual investors regarding making an investment in the Company to help with satisfying the Company’s settlement obligations.

On October 31, 2025, Lead Plaintiff filed a Motion for Final Approval of Class Action Settlement.

On March 9, 2026, the Court held a fairness hearing regarding the Class Action settlement (“Fairness Hearing”). During the Fairness Hearing, the Court denied Lead Plaintiffs’ Motion for Final Approval of Class Action Settlement without prejudice, denied as moot the following (1) Lead Plaintiffs’ Motion for Attorney Fees, Litigation Expenses, and Service Awards; (2) Lead Plaintiffs Motion for Approval of Amended and Restated Settlement Fund Escrow Agreement; and (3) Singularity’s Motion for Approval of issuance of Shares pursuant to 15 U.S.C. § 77c(a)(10) (D.E. 158), and held that the temporary restraining order remains in place. The Court also directed the parties to advise the Court by April 8, 2026, in a joint letter, how they intended to proceed in light of the Court’s ruling, including (1) moving forward with trial; (2) renewing the Motion for Final Approval of the Class Action Settlement once Singularity has completed payment; or (3) amending the settlement.

The parties have continued to seek to resolve this matter and have advised the Court of the same through joint letters submitted on April 8, 24, and May 8, 2026. The parties are due to update the Court on May 15, 2026.

Huang v. Singularity Future Technology Ltd.

As previously disclosed, in February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On January 31, 2025, a judgment from the Circuit Court for the City of Richmond was entered in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from the date of the judgment. On April 23, 2025, said Virginia judgment was filed in the Supreme Court of New York, County of Westchester (the “Westchester Court”) and entered in New York in favor of Zhikang Huang and against the Company in the amount of $468,956.75, with interest accruing from January 31, 2025. On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settle all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025.

The Company has completed the $300,000 settlement payment and issued 90,000 shares of the Company’s common stock to Zhikang Huang by October 20, 2025. However, on June 15, 2025, Zhikang Huang filed a petition against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney’s fees. On September 25, 2025, after the Company completed the $300,000 settlement payment but before the transfer of the Company’s common stock was due, Zhikang Huang’s counsel caused the Court to enter an order against the Company and certain Company individuals to enforce the payment of the Virginia judgment and attorney’s fees. On October 10, 2025, the Company filed a motion to vacate the September 25, 2025, order and to impose sanctions. On October 13, 2025, upon learning funds were transferred from the Company secretary’s account in the amount of the award for attorney’s fees, the Company filed a proposed Order to Show Cause seeking among other things, staying further enforcement of the Virginia judgment. On October 15, 2025, the Westchester Court entered the Order to Show Cause and provided that pending the resolution of the Order to Show Cause, all further collection proceedings in the action are stayed. A hearing of the Company’s motion to vacate and Order to Show Cause are currently set to be heard on February 18, 2026, but adjourned to March 25, 2026. At the March 25, 2026 hearing the Westchester Court stated that when the Company provides proof that the 90,000 shares have been deposited into Zhikang Huang’s brokerage account (as set forth in the settlement agreement) at the close of the six (6) month Rule 144 period, the Westchester Court was inclined to grant the Company’s motions. However, the Westchester Court stated that it will allow Zhikang Huang’s counsel to refile a motion for attorneys’ fees that are solely based on attorneys’ fees relating to bringing the special proceeding. The Westchester Court conducted a settlement conference regarding the attorney’s fees issue. However, the matter was not resolved on that date and remains pending. The Company is currently working with its transfer agent and Zhikang Huang’s counsel to remove the restrictive legend on the 90,000 shares and transfer them to the brokerage account(s) designated by Zhikang Huang.

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

SINGULARITY FUTURE TECHNOLOGY, LTD.

May 14, 2026	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

May 14, 2026	By:	/s/ Chee Jiong Ng
Chee Jiong Ng
Chief Financial Officer