Form 10-K
period 2026-06-30
Singularity Future Technology Ltd.
filed 2026-09-29
CIK 1422892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2025 was approximately $4,600,110.

The number of shares of common stock outstanding as of September 28, 2026 was 5,403,788.

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

iii

PART I

Item 1. Business.

Overview

Singularity Future Technology Ltd. (formerly Sino-Global Shipping America, Ltd.) is a global integrated logistics solution provider with a 25+ year operating history, strategically positioned to serve industrial and commercial clients across North America, Greater China, and key global trade corridors. Founded originally in the United States in 2001, the Company completed a corporate reorganization on September 18, 2007, merging into the Virginia-domiciled public entity Sino-Global Shipping America, Ltd. On January 3, 2022, the Company formally updated its corporate name to Singularity Future Technology Ltd. to reflect its strategic expansion beyond traditional maritime logistics into new digital asset and technology-enabled service verticals, while retaining and scaling its core freight logistics franchise that remains the foundation of its ongoing revenue base.

The Company’s primary operating focus remains the provision of end-to-end, customized freight logistics services, with deep historical specialization in supporting the global steel industry, complemented by broad coverage for cross-border trade clients across manufacturing, retail, and e-commerce sectors. Trans Pacific Logistic Shanghai Ltd. and Trans Pacific Shipping Limited, based in China, oversee all Asia-origin cargo coordination, mainland port agency operations, domestic inland transportation networks, and client relationship management for Chinese industrial partners. The full end-to-end offering combines individual service components into a single coordinated workflow for clients, covering:

1.	Inland cargo collection and pre-shipment consolidation at origin locations across China

2.	Full-container-load (FCL) and less-than-container-load (LCL) ocean freight booking and management

3.	Last-mile final delivery to client-designated industrial yards, retail warehouses, or end customer addresses

4.	Drop-shipping support for direct-to-consumer e-commerce brands, including label generation and shipment tracking visibility for end recipients.

In addition, we plan to expand our service ecosystem to include agricultural bulk commodities business, including sesame seeds, soybeans and other staple grain and oilseed products that benefit directly from the Company’s pre-existing cross-border logistics network and port operation expertise.

Further, the Company also plans to evaluate and potentially pursue the development of a large-scale U.S. platform for AI computing, hyperscale data center and high-performance computing infrastructure and has entered into a non-binding development agreement relating to an approximately 900-acre industrial site in Florence, South Carolina in August 2026.

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

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of targeted capital control measures in subsequent months, including stricter vetting procedures for China-based companies seeking to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. In the years following this 2016 policy cycle, Chinese regulators have continued to refine their cross-border capital flow management framework, building out a full suite of macro-prudential policy tools including offshore central bank bill issuances, adjustments to cross-border financing regulatory parameters, and strengthened monitoring of speculative cross-border arbitrage activity. As of 2026, against a market backdrop of widened Sino-U.S. yield differentials, sustained pressure from cross-border capital flow volatility, and normalized two-way RMB exchange rate fluctuations, the PBoC and SAFE continue to deploy these calibrated, market-oriented measures to prevent unidirectional, excessive capital outflows, curb disruptive one-sided currency speculation, and keep the RMB exchange rate broadly stable at a reasonable and equilibrium level. This longstanding regulatory approach maintains consistent, rigorous review protocols for foreign currency remittances related to outbound investments, shareholder loan repayments, and dividend distributions by China-domiciled entities, creating a structured compliance environment that may introduce procedural delays, additional documentation requirements, or restrictions on the timing and quantum of foreign currency conversion and remittance for our mainland operating subsidiaries. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

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

Please see “Risk Factors” beginning on page 10 of this annual report for additional information.

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

In 2021, the Company set up a joint venture in Texas, Brilliant Warehouse Service Inc., to support its freight logistics services in the U.S., and a new subsidiary, Gorgeous Trading Ltd., which mainly engages in smart warehouse and related business in Texas. Brilliant Warehouse Service Inc. was dissolved on August 6, 2025.

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

On September 19, 2023, the Company formed a 100% owned subsidiary, New Energy Tech Limited. (“New Energy”) in New York to engage in the commodity trading business. In August 2024, New Energy entered into a joint venture development agreement with Market One Services Corp., a Wyoming corporation, to establish a joint venture to carry out the commodity trading business. The parties also plan to expand into the sale of solar panels.On September 25, 2025, the Company entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million.

In August 2026, the Company entered into a non-binding strategic development framework agreement (the “Framework Agreement”) with Florence Development LLC relating to an approximately 900-acre industrial site in Florence, South Carolina. The Framework Agreement establishes a framework for the parties to evaluate and, if mutually acceptable, potentially pursue the development of a large-scale U.S. platform for AI computing, hyperscale data center and high-performance computing infrastructure. Except for certain binding provisions relating to exclusivity, confidentiality, publicity, representations, expenses, term, remedies and governing law, the Framework Agreement is non-binding and does not obligate either party to consummate any transaction. Any definitive transaction would be subject to the completion of satisfactory due diligence, utility confirmation, financing availability, governmental and corporate approvals, and the negotiation and execution of definitive agreements. There can be no assurance that a definitive agreement will be reached or that the contemplated project will be completed on the terms, timetable or scale currently contemplated, or at all.

The approximately 900-acre site is expected to provide substantial room for phased infrastructure development if the project proceeds. Based solely on preliminary information provided by the counterparty and subject to further verification and utility confirmation, approximately 25MW of existing or near-term grid capacity has been identified in connection with the site. The parties also intend to explore a utility expansion pathway that could potentially increase total grid capacity to as much as approximately 99MW within an anticipated 24-month period; however, no such expansion is guaranteed under the Framework Agreement, and any expansion would be subject to utility studies, interconnection approvals, construction, regulatory approvals and other conditions, any of which could result in delays, increased costs or inability to achieve the targeted capacity.

The current concept contemplates using only a portion of the property for an initial phase, preserving the majority of the acreage for potential future expansion. If the project were to be successfully developed, the broader campus could potentially support additional AI computing clusters, data center capacity, energy storage and related infrastructure over multiple phases. However, there can be no assurance that development beyond an initial phase, if any, will occur.

Our Strategy

Our strategy is to:

●	Provide better solutions for issues and challenges faced by the entire shipping and freight logistics chain to better serve our customers and explore additional growth avenues.

●	Diversify our current service offerings organically or through acquisitions and/or strategic alliance; continue to grow our business in the U.S. market;

●	Continue to streamline our business practice, optimize our cost structure and improve our operating efficiency through effective planning, budgeting, execution and cost control and strengthening our IT infrastructure;

●	Continue to monetize our relationships with our strategic partners and leverage their support and our innovation to expand our business;

●	Continue to explore cutting-edge technologies in new energy, such as the development of high-efficiency solar panel materials and innovative waste recycling processes, and actively acquire small new energy companies with potential to rapidly expand our business footprint;

●	Use vivid cases and data to showcase the company’s outstanding achievements in the field of new energy and attract public attention, and organize new energy science activities to enhance brand reputation and social responsibility; and

●	Develop customized sales plans for different customer groups and cooperate with financial institutions to launch new energy project financing services to reduce customer costs and promote sales growth.

In addition, the launch and scaling of our commodities trading business is expected act as a high-impact lever to diversify our overall revenue base, reducing concentration risk from our traditional freight contracts with a small set of large legacy logistics clients. The new trading vertical is expected bring a large, diversified base of commodity producer, distributor, and wholesale customers, balancing our revenue mix, lowering overall customer concentration, and improving the long-term stability of our cash flows.

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

Additionally, building on our existing freight network and end-to-end supply chain capabilities, we plan to roll out our agricultural commodities trading business that is natively connected to our logistics service ecosystem. This new business line is expected to initially focus on sourcing, distributing and facilitating the trade of high-demand agricultural commodities tied to high-conviction trade opportunities identified by management. Unlike standalone trading operators, we plan to deliver unique competitive advantages by embedding our in-house freight, customs clearance, warehousing and last-mile delivery services directly into the trading value chain, reducing cross-party friction, lowering overall transaction costs, and delivering more reliable fulfillment for both producers and end buyers of agricultural commodities

Our Customers

Our main customer for the fiscal years ended June 30, 2026 and 2025 was Chongqing Iron & Steel Ltd. For the years ended June 30, 2026 and 2025, Chongqing Iron & Steel Ltd. accounted for 100% and 94.4% of the Company’s revenues, respectively.

Our Suppliers

Our operations consist of working directly with our customers to understand in detail their needs and expectations and then managing local suppliers to ensure that our customers’ needs are met. For the year ended June 30, 2026, two suppliers accounted for approximately 28.5% and 18.2% of the total purchases. For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3%, and 10.5% of our total purchases, respectively.

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

Employees

As of the date of this Report, we have 10 full-time employees, eight of whom are based in China and two are based in the United States. Of the total full-time employees, four are in management, two are in operations, two are in finance and accounting related and two are in administration and technical support. We believe that our relationship with our employees is good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

For the years ended June 30, 2026 and 2025, Chongqing Iron & Steel Ltd. accounted for 100% and 94.4% of the Company’s revenues, respectively. There can be no assurance that our major customer will continue to purchase our services in the same amount that it has in the past. The loss of our major customer or a material reduction in sales to a major customer could have a material adverse effect on our sales and results of operations. Additionally, given the high concentration of our customer base, a default by or a significant reduction in future transactions with our major customer could materially reduce our revenues, profitability, liquidity and growth prospects.

We depend on a limited number of suppliers who are able to exert a high degree of influence over us and the loss of our major suppliers could adversely impact on our business.

For the year ended June 30, 2026, two suppliers accounted for approximately 28.5% and 18.2% of the total purchases, respectively. For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3%, and 10.5% of our total purchases, respectively. There can be no assurance that our major suppliers will continue to supply us with the materials or services required to operate our business in the same amount that they have in the past. The loss of our major suppliers or a material reduction in the materials or services they provide to us could have a material adverse effect on our business and results of operations.

Our growth depends in part on the success of our relationships with third parties.

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

We have fully remediated the material weaknesses in our internal control over financial reporting. However, if our remediation of these material weaknesses turns out to be not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of a material misstatement of our consolidated financial statements.

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

We have fully remediated the material weaknesses in our internal control over financial reporting. However, if our remediation of these material weaknesses turns out to be ineffective, it may cause our Company to become subject to investigation or sanctions by the SEC. It may also adversely affect investor confidence in our Company and, as a result, the value of our common stock. There can be no assurance that additional material weaknesses will not be identified in the future. In addition, if we are unable to continue to meet our financial reporting obligations, we may not be able to remain listed on Nasdaq.

Our ability to maintain compliance with Nasdaq continued listing requirements, including whether we are able to maintain the closing bid price of our common stock, could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy minimum financial and other requirements.

On November 19, 2025, the Company received a staff determination notice from the Nasdaq, informing the Company that its Common Stock failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for the 30 consecutive business days prior to the date of the Notice. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with an initial compliance period of 180 calendar days, or until May 18, 2026, to regain compliance with the minimum bid price requirement. On May 19, 2026, the Company was granted an additional 180-day compliance period, or until November 16, 2026, to regain compliance with the minimum bid price requirement.

On August 10, 2026, the Company received a written notification from Nasdaq, indicating that the Company has regained compliance with the Rule 5550(a)(2), based on the closing bid price of the Company’s Common Stock for the last 10 consecutive business days, from July 27, 2026 to August 7, 2026. Accordingly, Nasdaq has determined that this matter is now closed.

There can be also no assurance that our stock price will continue to meet the minimum bid price requirement or we will meet other requirements for continued listing on Nasdaq. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including the limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

Our proposed data center business is at an early stage, and we may not enter into definitive agreements or successfully develop or operate the contemplated project.

In August 2026, we entered into a non-binding strategic development framework agreement with Florence Development LLC relating to an approximately 900-acre industrial site in Florence, South Carolina, pursuant to which the parties intend to evaluate the potential development of a large-scale platform for AI computing, hyperscale data center and high-performance computing infrastructure. Except for certain provisions relating to exclusivity, confidentiality, publicity, representations, expenses, term, remedies and governing law, the Framework Agreement is non-binding and does not obligate either party to proceed with the contemplated project or enter into any definitive transaction. We have not entered into definitive agreements for the development or operation of the contemplated project.

The development of a large-scale data center project would require substantial additional planning, capital and resources and would depend on numerous factors, including satisfactory completion of due diligence, availability and adequacy of power and other utility infrastructure, access to financing, receipt of necessary governmental and corporate approvals, negotiation and execution of definitive agreements, and our ability to obtain the personnel, technology, equipment and other resources necessary to develop and operate the project. We have limited experience developing or operating large-scale data center or high-performance computing infrastructure. Accordingly, we may encounter delays, increased costs, financing difficulties or other challenges in pursuing this proposed business.

There can be no assurance that we will enter into any definitive agreement relating to the contemplated project, obtain the financing, power capacity, approvals or other resources necessary to develop it, or successfully commence or operate a data center business. If we devote significant management attention or financial resources to this opportunity but are unable to consummate or successfully develop the contemplated project, our business, financial condition and results of operations could be materially adversely affected.

The development of our proposed data center business may require substantial capital, and we may be unable to obtain sufficient financing on acceptable terms or at all.

The development, construction and operation of large-scale data center and high-performance computing infrastructure are capital intensive and may require significant expenditures for land development, construction, power and utility infrastructure, computing and networking equipment and other facilities and equipment. We have not yet determined the total capital requirements for the project contemplated by the Framework Agreement, and the actual costs of developing the project, if pursued, could be substantially greater than currently anticipated. We may need to obtain substantial additional debt or equity financing or financing from strategic or other third parties to fund the proposed project. There can be no assurance that such financing will be available when needed or on commercially acceptable terms, or at all. Any equity financing could result in substantial dilution to our existing stockholders, while debt financing could impose significant repayment obligations and restrictive covenants. If we are unable to obtain sufficient financing, we may be required to delay, reduce the scope of or abandon the proposed data center project.

Our proposed data center project will depend on the availability of sufficient power and other infrastructure and the receipt of necessary approvals, any of which may delay or prevent development of the project.

Large-scale AI computing, hyperscale data center and high-performance computing facilities require substantial and reliable supplies of electricity, as well as adequate telecommunications, water, transportation and other infrastructure. The Framework Agreement remains subject to, among other matters, confirmation of utility availability and the completion of satisfactory due diligence. We have not yet completed these conditions or established that the contemplated site will have access to the power capacity and other infrastructure necessary to support the project at the scale contemplated. Development of the project may also require zoning, land-use, environmental, construction and other governmental permits and approvals and may depend on the construction or expansion of utility and other infrastructure by third parties. We cannot assure you that sufficient power or other infrastructure will be available when required or on commercially reasonable terms, or that all necessary permits and approvals will be obtained in a timely manner or at all. Any inability to secure adequate infrastructure or required approvals could increase our costs, materially delay or reduce the scope of the contemplated project, or prevent us from developing the project altogether.

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

We also currently maintain a virtual office at 48 Wall Street, Suite 1100, New York, NY 10005, with the lease expires on October 13, 2027, renewable on a yearly basis.

Item 3. Legal Proceedings.

Litigation

Crivellaro v. Singularity Future Technology Ltd.

On December 9, 2022, a securities class action, Crivellaro v. Singularity Future Technology Ltd., et al., No. 22-cv-7499-BMC, was commenced against the Company and certain other defendants in the United States District Court for the Eastern District of New York (the “EDNY”), alleging violations of the federal securities laws (the “Class Action”).

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), pursuant to which and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

The Court granted preliminary approval of the Amended Settlement Agreement and approved the settlement schedule on September 10, 2026. The Court set the Fairness Hearing for January 25, 2027. Until the conclusion of the Fairness Hearing, the ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive final approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), which amended and superseded the Original Settlement Agreement. Pursuant to the Amended Settlement Agreement and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

As of the date of this Annual Report, EDNY has not yet granted final approval of the Amended Settlement Agreement, and the Class Action remains pending. The ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive EDNY approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

Huang v. Singularity Future Technology Ltd.

In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond, Virginia, alleging that the Company failed to pay certain severance compensation, salary and incentive-based bonus. On January 31, 2025, the court entered a judgment in favor of Mr. Huang and against the Company in the amount of approximately $469,000, plus interest.

However, on June 15, 2025, Mr. Huang filed a petition in the Supreme Court of New York, County of Westchester (the “Westchester Court”) against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney’s fees.

On August 23, 2025, the Company and Mr. Huang entered into a settlement agreement to resolve the claims, pursuant to which the Company agreed to pay Mr. Huang $300,000 and issue 90,000 shares of common stock in exchange for a release of his claims, including the Virginia judgment. The Company subsequently completed the cash payment and share issuance in accordance with the settlement agreement in August and October 2026, respectively.

On September 25, 2025, the Westchester Court entered an order, awarding the additional attorney’s fees and directing the Company to pay the entire original judgment plus interest. On October 10, 2025, the Company filed a motion to vacate the September 25 order. On June 3, 2026, the September 25 order was vacated by the Westchester Court in its entirety. Mr. Huang may seek attorneys’ fees relating solely to the New York special proceeding, which remains pending, by filing a motion requesting the same. As of the date of this disclosure Mr. Huang has not filed a motion for attorney’s fees.

Jing Shan v. Singularity Future Technology Ltd.

The Company’s subsidiary, SG Shipping & Risk Solution, Inc. (“Plaintiff”), was party to a lawsuit it filed on July 13, 2023, in the United States District Court for the Eastern District of New York (Case No. 2:23-cv-05332-NJC-ARL) (the “SG Shipping Action”), wherein Plaintiff sought an award of monetary damages in connection with the conversion of Plaintiff’s corporate funds that Plaintiff alleges its former chief operations officer, Angela Shan (“Shan”), converted from Plaintiff. The Company dismissed the SG Shipping Action without prejudice on May 30, 2025, reserving the right to refile the case.

On October 25, 2023, Shan filed suit against the Company in the action captioned Shan v. Singularity Future Technology, Ltd., Case No. CL23-4916-WRM, Circuit Court of Virginia, City of Richmond for indemnification (the “Virginia Action”). On December 8, 2023, the Company filed a counterclaim in the Virginia Action against Shan (the “Counterclaim”). On February 12, 2024, Shan filed a motion to dismiss the Counterclaim (the “Motion to Dismiss”) and a motion for summary judgment in the Virginia Action (the “Motion for Summary Judgment”).

On May 3, 2024, the Circuit Court of Virginia entered an order granting the Motion to Dismiss, partially granting the Motion for Summary Judgment, and ordering Singularity to pay Shan her reasonable attorneys’ fees and costs. On January 17, 2025, the Circuit Court of Virginia entered a contempt order, ordering the Company to pay Shan $82,586.51 (the “Virginia Contempt Judgment”). On September 5, 2025, Shan moved to enforce the Virginia Judgment in New York (the “Enforcement Action”) and incurred attorneys’ fees (the “Enforcement Action Attorneys’ Fees”). Following a trial, on July 13, 2026, the Circuit Court of Virginia entered an additional Final Judgment Order against the Company in favor of Shan in the Virginia Action in the amount of $380,349.66 (the “Virginia Fee Judgment”). The parties have been negotiating a resolution of the Virginia Action and the Enforcement Action, including the Enforcement Action Attorneys’ Fees and the Virginia Fee Judgment.

Haotian Song Arbitration

Haotian Song, a former employee and director of the Company, commenced an employment-related arbitration before the American Arbitration Association against the Company and certain individual respondents, Case No. 01-26-0001-3574. The dispute concerns, among other matters, Mr. Song’s employment agreements, a reduction in his compensation, allegedly unpaid compensation, the termination of his health insurance coverage and related continuation coverage issues, and the circumstances surrounding his resignation in July 2024. On September 4, 2026, the arbitrator issued rulings concerning discovery disputes and directed the production of certain documents and information. These rulings did not determine the merits of any claim or defense. The arbitration remains pending.

Shilun Dai Litigation

On June 17, 2026, Shilun Dai, a former employee of the Company, filed a lawsuit against the Company and Jia Yang, the Company’s Chief Executive Officer, in the United States District Court for the Eastern District of New York, Case No. 1:26-cv-03653. The complaint alleges violations of the Fair Labor Standards Act and the New York Labor Law relating to unpaid overtime and wages, accrued leave compensation, unreimbursed business expenses, wage payment frequency, wage notices and statements, and alleged retaliation. Mr. Dai seeks unpaid compensation, liquidated and statutory damages, back pay, front pay, compensatory damages, interest, attorneys’ fees and costs, and other relief. The litigation remains pending.

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

On February 28, 2023, the audit committee of the Company, after discussion with the management of the Company, and in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2021 (the “2021 Form 10-K”) should no longer be relied upon as a result of incorrect accounting treatment of approximately $4.6 million of related party eloan receivable. The audit committee also concluded that the financial statements for the quarters ended September 30, 2021 and December 31, 2021 included in the Company’s Quarterly Reports on Form 10-Q (the “2021 Form 10-Qs,” collectively with the 2021 Form 10-K, the “Affected Reports”), filed with the SEC on November 12, 2021 and February 14, 2022, respectively, should no longer be relied upon as a result of incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and six months ended December 31, 2021. The Company corrected the errors referenced above in an amendment to (1) the 2021 Form 10-K (the “Amended Form 10-K”) and (2) each of the 2021 Form 10-Qs (the “Amended Form 10-Qs,” collectively with the Amended Form 10-K, the “Restatements”).

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

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated January 17, 2025, with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls. Pursuant to the terms of the SEC Order, the Company paid a civil monetary penalty of $350,000 to the SEC, complied with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and ceased and desisted any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder.

Item 4. Mine Safety Disclosures.

This item is not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol SGLY.

Holders of Our Common Stock

As of the date of this report, there were 41 holders of record of our common stock. This number does not include stockholders who hold their shares of common stock in street name.

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

Overview

On January 3, 2022, we changed our corporate name to Singularity Future Technology Ltd. to align with our entry into the digital assets business through our U.S. subsidiaries. Currently, we primarily focus on providing freight logistics services, which include shipping, and other logistical support to steel companies, through subsidiary, Trans Pacific Shipping Limited.

On August 6, 2025, we dissolved our subsidiary, Brilliant Warehouse Service Inc.

On September 25, 2025, we entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million.

We have not generated any revenues to date with respect to our entry into the solar panel production and distribution business.

Recent Developments

Private Placement on June 19, 2025

On June 19, 2025, the Company entered into a securities purchase agreement (the “SPA”) with eighteen investors, under which the Company agreed to sell an aggregate of 32,188,841 units (the “Units”), each Unit consisting of one share of the Company’s Common Stock, and three warrants, with each Warrant initially exercisable to purchase one share of Common Stock at an exercise price of $1.165 (pre-1:14-share consolidation). The Units were offered in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (“Regulation S”), at a price of $0.932 (pre-1:14-share consolidation) per Unit, for an aggregate purchase price of approximately $30 million.

On August 12, 2026, the Company and the Investors entered into an amendment to the SPA (the “Amendment to SPA”), pursuant to which the Company agreed to issue amended and restated warrants (the “Amended and Restated Warrants”), with each Amended and Restated Warrant exercisable to purchase one share of the Common Stock at an exercise price of $0.001. The issuance of the Amended and Restated Warrants is subject to the approval of the Company’s shareholders.

On August 12, 2026, the Company issued 2,299,212 shares of the Common Stock to the Investors in reliance on the exemption from registration provided by Regulation S. The Amended and Restated Warrants have not been issued and will not be issued unless and until the requisite shareholder approval is obtained.

Private Placement in October 2025

On October 15, 2025, the Company entered into a securities purchase agreement (the “October 2025 SPA”) with certain investors, under which the Company agreed to sell an aggregate of 3,000,000 shares of Common Stock at a price of $0.70 per share, in a private placement to certain non-U.S. Persons under Regulation S, for an aggregate purchase price of approximately $2.1 million.

On October 20, 2025, the offering under the October 2025 SPA closed upon satisfaction of the closing conditions, and the shares were issued in reliance on the exemption from registration provided by Regulation S. The Company intends to use the net proceeds for working capital and general corporate purposes.

Private Placement in July 2026

On July 6, 2026, the Company entered into a securities purchase agreement (the “July 2026 SPA”) with certain investors, under which the Company agreed to sell an aggregate of 5,263,158 Units, each consisting of one share of Common Stock and three Warrants exercisable at an initial exercise price of $0.418 per share, in a private placement to certain non-U.S. Persons under Regulation S, at a price of $0.38 per Unit, for an aggregate purchase price of approximately $2,000,000.

On July 13, 2026, the offering under the July 2026 SPA closed upon satisfaction of the closing conditions, including accuracy of the parties’ representations and warranties. The Company issued an aggregate of 5,263,158 shares of Common Stock and 15,789,474 warrants. The shares were issued in reliance on the exemption from registration provided by Regulation S.

Private Placement in August 2026

On August 12, 2026, the Company entered into a securities purchase agreement (the “August 2026 SPA”) with certain investors, under which the Company agreed to sell an aggregate of 21,520,803 shares of Common Stock at a price of $1.394 per share, in a private placement to certain non-U.S. Persons under Regulation S, for an aggregate purchase price of approximately $30 million.

Registered Direct Offering

On August 18, 2026, the Company entered into a securities purchase agreement (the “First Purchase Agreement”) with a non-affiliated institutional investor, pursuant to which the Company agreed to sell 340,000 shares of Common Stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 260,000 shares of Common Stock in a registered direct offering (the “First Offering”), for gross proceeds of approximately $1.8 million, before placement-agent fees and offering expenses. The purchase price was $3.00 per share of Common Stock and $2.999 per Pre-Funded Warrant, with an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full.

On August 20, 2026, the Company entered into a securities purchase agreement (the “Second Purchase Agreement” and, together with the First Purchase Agreement, the “Purchase Agreements”) with certain non-affiliated institutional investors, pursuant to which the Company agreed to sell 451,250 shares of Common Stock and Pre-Funded Warrants to purchase up to 1,111,250 shares of Common Stock in a registered direct offering (the “Second Offering” and, together with the First Offering, the “Offerings”), for gross proceeds of approximately $5.0 million. The purchase price was $3.20 per share of Common Stock and $3.199 per Pre-Funded Warrant, with an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full.

Results of Operations

Comparison of the Years Ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended June 30,		Variance
	2026	2025	Amount	%

Revenues	$1,693,264	$1,813,193	$(119,929)	(6.6)%
Cost of revenues	(1,639,398)	(1,761,794)	(122,396)	(6.9)%
Gross profit	53,866	51,399	2,467	4.8%
Selling expenses	(194,396)	(245,077)	(50,681)	(20.7)%
General and administrative expenses	(1,838,007)	(2,518,079)	(680,072)	(27.0)%
Operating loss	(1,978,537)	(2,711,757)	(733,220)	(27.0)%
Gain from disposal of subsidiaries	157,658	-	157,658	100.0%
Interest income	180	135,176	(134,996)	(99.9)%
Interest expenses	(306,367)	(146,370)	159,997	109.3%
Judgment debt expenses	-	(638,586)	(638,586)	(100.0)%
Class action settlement expenses	(3,800,000)	-	3,800,000	100.0%
Other income, net	16,435	77,236	(60,801)	(78.7)%
Net loss before income tax expenses	(5,910,631)	(3,284,301)	2,626,330	80.0%
Income tax expense	-	(30,230)	(30,230)	(100.0)
Net loss	$(5,910,631)	$(3,314,531)	$2,596,100	78.3%

Revenues from Freight Logistics Services

Our freight logistics service portfolio, covering cargo forwarding, customs brokerage, warehousing and a full suite of ancillary freight solutions, delivered annual revenue of $1.7 million for the 12 months ended June 30, 2026, down $0.1 million, or 6.6%, from the $1.8 million posted in the prior fiscal year.

The year-over-year contraction is almost entirely driven by our PRC operating entities, where shipping revenue fell by $0.1 million amid broader macroeconomic headwinds that suppressed overall freight transaction volume throughout the period.

Cost of Revenues

Cost of revenues for our freight logistics services mainly consisted of freight costs to various freight carriers, cost of labor, warehouse rent and other overhead and sundry costs. Cost of revenues for our freight logistics services decreased by approximately $0.1 million, or 6.9%, to approximately $1.6 million for the year ended June 30, 2026 from approximately $1.8 million in fiscal year 2025. This decrease was almost entirely driven by a $0.1 million reduction in operating costs from our PRC subsidiaries, which is directly attributable to the lower business activity level amid broader macroeconomic headwinds.

For the full fiscal year ended June 30, 2026, our PRC operating entities delivered a gross margin of 3.2%, which marked a 40 basis point improvement from the 2.8% level posted in fiscal 2025. The uptick was largely the result of modest pricing optimization across our freight service lines, which lifted average revenue per shipment and delivered a small but steady margin expansion during the year.

Selling Expenses

Our selling expense line item is largely concentrated on sales team payroll, client hospitality, and sales-related travel costs. Our selling expenses decreased by approximately $50,681, or 20.7%, to $0.19 million for the year ended June 30, 2026 from $0.25 million for the same period of last year. The year-over-year decline directly tracked the contraction in overall freight volumes, as lower transaction activity reduced the need for in-person client visits, roadshows and other go-to-market selling investments throughout the period.

General and Administrative Expenses

Our general and administrative cost base is primarily made up of corporate team compensation, administrative travel, day-to-day operating office expenses, and mandatory regulatory filing fees, along with third-party professional services for audit, legal compliance and advisory. Our general and administrative expenses decreased by approximately $0.7 million, or 27.0%, to $1.8 million for the year ended June 30, 2026 from $2.5 million for the same period of last year. This material efficiency gain stems from a comprehensive corporate cost realignment program rolled out by management following the wind-down of our U.S. operating footprint, which delivered broad-based expense reductions across every G&A line item during the period.

Gain from disposal of subsidiaries

On August 6, 2025, the Company dissolved its subsidiary, Brilliant Warehouse Service Inc. On September 25, 2025, the Company entered into a share transfer agreement with a third party and disposed its subsidiary, New Energy Tech Limited, for a consideration of $2.7 million. Total gain from these disposals was $157,658 for the year ended June 30, 2026. No subsidiary divestiture activities were executed in the prior fiscal period.

Interest income

For fiscal year ended June 30, 2026, our total interest income fell to $180, representing a $0.1 million year-over-year decline from the prior fiscal year’s $0.1 million balance. The variance is fully explained by the fact that in fiscal 2025, all of our interest income was generated from a time deposit held at East West Bank, and we had no outstanding placements of this type during the 2026 fiscal period.

Interest expenses

Interest expenses increased by $0.16 million, or 109.3%, to $0.3 million for the year ended June 30, 2026 from $0.15 million for the same period of last year. The steep increase lines up directly with our expanded use of third-party debt facilities over the period: as of June 30, 2026, total outstanding third-party loans stood at $3.8 million, up from the $1.5 million balance as of June 30, 2025. All of these borrowings carry a consistent 12% weighted average annual interest rate, with weighted average remaining tenors of 1.83 years and 1.0 year at the two respective period ends.

Judgment debt expenses

We recorded $0.6 million in judgment debt expenses for the year ended June 30, 2025, compared to nil in judgment debt expenses for the year ended June 30, 2026. Judgment debt expenses mainly related to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond. In the complaint, Zhikang Huang claimed that the Company failed to compensate him for the severance payment, his two months’ salary and the incentive-based bonus. On August 23, 2025, the Company and Huang entered a binding settlement agreement to fully resolve all claims, which required: Payment of $300,000 to Huang by August 25, 2025; Issuance of 90,000 freely tradable shares of the Company’s common stock to Huang by October 22, 2025; and Huang’s release of all claims against the Company, including the Virginia judgment. The Company completed the $300,000 cash payment on August 25, 2025, and delivered the 90,000 shares to Huang’s brokerage account on October 20, 2025, in accordance with the settlement terms. Also, there was a settlement expenses with John Levy of $150,000. As previously disclosed, on January 18, 2024, John F. Levy (“Levy”), a former member of the Board of the Company, filed a claim against the Company in the Court, Levy v. Singularity Future Technology Ltd. f/k/a Sino-Global Shipping America Ltd., 24-cv-0384-NG-JMW (the “Lawsuit”). On April 1, 2025, Levy and the Company entered into a confidential settlement and mutual release agreement to fully resolve the Lawsuit (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid a sum of one hundred and fifty thousand dollars ($150,000) to Blank Rome LLP, which was counsel to Levy. On April 17, 2025, the stipulation to dismiss the Lawsuit with prejudice was filed with the Court. On April 18, 2025, this Lawsuit was terminated.

No similar expenses were incurred in fiscal 2026.

Class action settlement expenses

We recorded approximately $3.8 million in class action settlement expenses for the fiscal year ended June 30, 2026, compared to nil in such expenses for the same period of last year. On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), which amends and supersedes the Original Settlement Agreement.

Pursuant to the Amended Settlement Agreement and subject to approval by the Court, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5,800,000, which includes the $2,000,000 previously deposited into escrow. The Company agreed to deposit an additional $1,500,000 within 15 calendar days after execution of the Amended Settlement Agreement and receipt of the necessary wire transfer information, subject to a 15-calendar-day grace period for banking or wire-processing delays not caused by the Company and deposit the remaining $2,300,000 within 60 days after the initial payment. On July 10 and July 13, 2026, the Company wired $1 million and $0.5 million to PBG Concentration Account, respectively.

The Amended Settlement Agreement provides that the settlement will be subject to Court approval and, upon effectiveness, will result in the dismissal of the Class Action with prejudice and the mutual releases set forth therein, subject to customary exclusions.

If the Company fails to make any required payment when due, such failure will constitute a material breach, and the plaintiffs may terminate the settlement, declare the unpaid settlement balance immediately due and payable, and enforce the Confession of Judgment executed by the Company for the unpaid balance, together with any applicable interest, costs and attorneys’ fees.

The execution of the Amended Settlement Agreement does not constitute an admission by the Company of any wrongdoing, fault, or liability, and the Company does not admit any wrongdoing, fault, or liability.

The Company determined that resolving the Class Action now is in its best interests. Although the Company was prepared to continue defending its position, the Amended Settlement Agreement meaningfully reduces the uncertainty, distraction, and significant costs and exposure associated with protracted and complex class action litigation and further enables the Company to maintain its focus on executing its business strategy.

The ultimate outcome of the Class Action remains uncertain, with no guarantee that the Amended Settlement Agreement will receive Court approval. If the settlement is not finalized, the Company intends to continue defending itself in the pending class action and maintains that it has strong factual and legal defenses.

Pursuant to ASC 450-20-25-2, the Company reassessed the estimated settlement liability and recorded a $3.8 million accrued liability as of June 30, 2026, net of the $2.0 million previously funded into the segregated escrow account. The Company subsequently funded additional settlement payments of $1.0 million on July 10, 2026, $0.5 million on July 13, 2026 and $2.3 million on September 8, 2026.

On June 22, 2026, the parties executed a revised binding Settlement Agreement. On September 10, 2026, the Court entered an order preliminarily approving the revised settlement, which is a standard procedural step in federal class action settlement review and does not represent final Court approval of the settlement. Under the two-stage statutory approval process under Federal Rule of Civil Procedure 23:

1.	At the preliminary approval stage, the Court has provisionally found the settlement terms to be fair, reasonable and adequate, preliminarily certified the settlement class, appointed lead class counsel and the claims administrator, and approved the formal notice plan for dissemination to all settlement class members.

2.	Following distribution of the court-authorized notice, settlement class members will have a defined statutory period to submit valid requests for exclusion from the class or written objections to the proposed settlement.

3.	The Court has scheduled the final Fairness Hearing for January 25, 2027, at which it will consider all objections, verify the substantive fairness of the settlement and determine whether to issue a final order granting full approval of the settlement and dismissing the action with prejudice.

The Preliminary Approval Order explicitly finds that the proposed settlement satisfies all requirements under Federal Rule of Civil Procedure 23(e)(2) and that final approval is likely to be granted following the Fairness Hearing. As a strictly legal matter, however, the settlement remains subject to satisfaction of all conditions precedent, including the entry of a final, non-appealable order of final approval. Pursuant to Paragraphs 15 and 16 of the Preliminary Approval Order, in the event the settlement does not receive final Court approval, or the settlement is otherwise terminated in accordance with its terms, the underlying class action litigation may be resumed upon motion of the lead plaintiffs. All proceedings against the Company in this action currently remain stayed in accordance with the preliminary approval order.

Other income, net

Other income, net, decreased by $60,801, or 78.7%, to other income of $16,435 for the year ended June 30, 2026 from other income of $77,236 for the year ended June 30, 2025. The decrease was mainly due to lower foreign exchange rate gains on our functional currency exposures during the reporting period, compared to the favorable FX movements we recorded in the prior fiscal year.

Net Loss

As a result of the foregoing, we had a net loss of $5.9 million and $3.3 million for the years ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of June 30, 2026, the Company held total cash of $57,275 and reported a positive working capital position of approximately $10.5 million. The majority of our $22.4 million in total current assets as of June 30, 2026 was composed of $19.2 million in advances to our agricultural commodity suppliers. Under the terms of our existing supply agreements, when these advance-funded procurement transactions are fully consummated and the corresponding inventory is delivered, monetized and collected, our operating cash position and overall near-term liquidity profile will be materially strengthened.

The Company’s near-term liquidity requirements are primarily driven by core operating activities, including payroll and operating expense disbursements, seasonal fluctuations in accounts receivable collection cycles tied to our steel logistics and agricultural commodity trading segments, routine vendor payable settlements, and other day-to-day working capital demands. The Company’s finance team actively monitors its overall liquidity profile on an ongoing basis, leveraging a structured tracking framework that includes real-time cash position visibility, rolling 12-month operating cash flow forecasts, and trend analysis of consolidated working capital levels across all U.S. and China operating subsidiaries, to ensure sufficient funding is maintained for all existing operational commitments.

Since inception, the Company has funded its ongoing operations and strategic investments through three core channels: cash generated from recurring operating activities, secured and unsecured borrowings from third-parties, and targeted capital raising transactions conducted in the public and private capital markets.

Advances to Suppliers

As described in Note 5 to the consolidated financial statements, the Company recorded advances to suppliers of approximately $19.2 million as of June 30, 2026, representing a significant portion of the Company’s total assets. The advances were unsecured and related to purchases of agricultural commodities. Subsequent to the June 30, 2026 balance sheet date, the Company executed formal refund agreements with all of the aforementioned commodity trading suppliers, and collected total refunds of approximately $19.2 million from these counterparties during September 2026. The Company is currently evaluating whether to pursue additional opportunities in the commodity trading business.

Subsequent Equity Financing Transactions Completed After Fiscal Year-End

Following the end of the fiscal period closed June 30, 2026, the Company completed four separate equity financing transactions, structured across two distinct regulatory regimes under the Securities Act of 1933, as amended, to strengthen its consolidated balance sheet and materially expand its available operating capital base:

1.	July 6, 2026 Regulation S Private Placement: The Company entered into a securities purchase agreement with accredited offshore non-U.S. Persons for the sale of an aggregate of 5,263,158 units. Each unit comprises one share of the Company’s no-par value common stock and three separate warrants, with each warrant carrying an initial exercise price of $0.418 per share of common stock. The offering was priced at $0.38 per unit, generating aggregate gross proceeds of approximately $2.0 million.

2.	Follow-on Regulation S Private Placement, August 12, 2026: The Company entered into a second securities purchase agreement with a distinct group of offshore investors for the sale of an aggregate of 2,299,212 shares (post-1:14-share consolidation) of the Company’s no-par value common stock, priced at $13.048 per share (post-1:14-share consolidation). This offering generated aggregate gross proceeds of approximately $30 million.

3.	August 18, 2026 Registered Direct Offering (First Tranche): The Company entered into the First Purchase Agreement with non-affiliated institutional investors pursuant to which the Company agreed to sell 340,000 shares of its no-par value common stock and pre-funded warrants to purchase up to 260,000 additional shares of common stock. The offering generated aggregate gross proceeds of approximately $1.8 million before placement-agent fees and offering expenses. The purchase price for each share of common stock was $3.00, while each pre-funded warrant was priced at $2.999, with a nominal exercise price of $0.001 per share. These pre-funded warrants are immediately exercisable, and will remain exercisable at any time until the entire warrant balance is exercised in full.

4.	August 20, 2026 Registered Direct Offering (Second Tranche): The Company entered into the Second Purchase Agreement with a separate cohort of non-affiliated institutional investors pursuant to which the Company agreed to sell 451,250 shares of common stock and pre-funded warrants to purchase up to 1,111,250 additional shares of common stock. The offering generated aggregate gross proceeds of approximately $5.0 million before offering-related costs. The purchase price for each share of common stock was $3.20, while each pre-funded warrant was priced at $3.199, with a nominal exercise price of $0.001 per share. These pre-funded warrants are also immediately exercisable, and will remain exercisable at any time until the entire warrant balance is settled in full.

With the combination of its existing positive working capital base as of June 30, 2026, forecasted operating cash flows from core logistics and commodity trading operations,  full recovery of the $19.2 million supplier advances in September 2026, remaining available capacity under its existing credit facilities, committed financial support from key shareholders, and the aggregate net proceeds received from these four completed post-period equity financing transactions (total gross proceeds of ~$38.8 million), the Company believes it has more than sufficient resources to meet all working capital, operating expense, and planned strategic investment obligations for the 12-month period following the consolidated financial statement issuance date. The Company will continue to evaluate selective additional debt and equity financing opportunities from time to time, as needed, to support targeted business expansion, new market entry, and high-return strategic acquisition opportunities aligned with its integrated logistics growth roadmap.

Cash Flows and Working Capital

As of June 30, 2026, we had $57,275 in cash and approximately $2.1 million in restricted cash due to the $2,000,000 settlement cash payment to the Escrow Account set forth in the Settlement Agreement in the class action lawsuit and the garnishment process initiated by Zhikang Huang, as discussed in the Recent Developments section.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(21,628,987)	$(2,692,682)
Net cash provided by investing activities	108,331	-
Net cash provided by financing activities	6,016,966	2,607,261
Effect of changes of foreign exchange rate on cash and restricted cash	3,024	1,258
Cash and restricted cash, beginning of year	17,651,896	17,736,059
Cash and restricted cash, end of year	$2,151,230	$17,651,896

Operating Activities

Our net cash used in operating activities was approximately $21.6 million for the year ended June 30, 2026. The operating cash outflow for the year ended June 30, 2026 was primarily attributable to our net loss of approximately $5.9 million and $19.2 million in advances to suppliers under purchase agreements for agricultural commodities related to targeted trade opportunities identified by the Company. These outflows were partially offset by the non-cash accrual of the $3.8 million class action settlement liability recorded in accordance with ASC 450 as of June 30, 2026.

Our net cash used in operating activities was approximately $2.7 million for the year ended June 30, 2025. The operating cash outflow for the year ended June 30, 2025 was primarily attributable to our net loss of approximately $3.3 million.

Investing Activities

Net cash provided by investing activities was $0.1 million for the year ended June 30, 2026 due to proceeds from disposal of subsidiaries, net of cash.

Net cash provided by investing activities was nil for the year ended June 30, 2025.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2026 was approximately $6.0 million due to approximately $3.3 million loans from third parties, approximately $2.1 million proceeds from issuance of common shares, and approximately $0.6 million advance from a related party.

Net cash provided by financing activities for the year ended June 30, 2025 was proceeds of $2.1 million from third parties loans and proceeds of $1.1 million from issuance of 50,000 (post-1:14-share consolidation) common shares, as partially offset by repayment of $0.6 million third parties’ loans.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of and with the participation of its management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based on the foregoing evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms due to effective internal controls over financial reporting as more fully described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and confirmed that the Company’s internal control over financial reporting as of June 30, 2026 is effective and that no material weakness in the Company’s internal control over financial reporting has been identified by the management as of June 30, 2026. The following material weaknesses identified for the year ended and as of June 30, 2024 were individually rectified as of September 5, 2025.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Positions Held
Jia Yang	32	Chief Executive Officer, Chairlady of the Board
Chee Jiong Ng	55	Chief Financial Officer
Jinhao Pang	27	Director, Manager of the Technology Department
Xu Zhao	40	Director
Zhongliang Xie	55	Director
Yangyang Xu	41	Director

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

Zhongliang Xie

Mr. Zhongliang Xie has been a Director since July 2023. He has served as the General Manager of Zhongxing Cai Guanghua Certified Public Accountants, Shaanxi Branch since January 2019. He has also served as the Vice President of Shanxi NEEQ Federation since January 2017, and an Internal Committee member of Shanxi Provincial Equity Exchange Center since August 2021. From April 2008 to December 2018, he worked as the General Manager of Beijing Xinghua Certified Public Accountants, Xi’an Branch. From May 2005 to April 2008, he was the Controller of Zhongyi Far East Import& Export Co., Ltd. Mr. Xie graduated from Bao Ji University majoring in Enterprise Management. He is a Certified Public Accountant, Certified Public Valuer and Registered Cost Engineer in China.

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

Board Diversity Matrix as of June 30, 2026
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3
Part II: Demographic Background
Asian		5

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2026, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Policy Prohibiting Insider Trading and Related Procedures

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by directors, senior management, and employees, which is included in the Code of Ethics of the Company, filed as Exhibit 14.1 hereto.

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

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to our executives for the years ended June 30, 2026 and 2025.

				Securities	All
	Fiscal			based	other
Name	Year	Salary	Bonus	Compensation	compensation	Total
Jia Yang	2026	$66,000	-	-	-	$66,000
Chief Executive Officer(1)	2025	$59,613	-	-	-	$59,613
Chee Jiong Ng	2026	$84,000	-	-	-	$84,000
Chief Financial Officer(2)	2025	$30,000	-	-	-	$30,000
Jianhao Pang	2026	$60,000	-	-	-	$60,000
Director, Manager of Technology Department(3)	2025	$5,000	-	-	-	$5,000

(1)	According to the Employment Agreement dated August 6, 2024, Ms. Yang’s compensation consists of an annual base salary of $66,000 in cash and a discretionary annual bonus, effective August 6, 2024. Ms. Yang was appointed as the CEO of the Company on November 18, 2024.

(2)	According to the Employment Agreement dated February 21, 2025, Mr. Ng’s compensation consists of an annual base salary of $84,000 in cash and a discretionary annual bonus, effective February 21, 2025.

(3)	According to the Employment Agreement dated November 18, 2024, Mr. Pang’s compensation consists of an annual base salary of $60,000 in cash and a discretionary annual bonus, commencing from June 1, 2025.

Outstanding Equity Awards of Named Executive Officers at Fiscal Year-End

None.

Director Compensation

The table below sets forth the compensation received by our directors for the year ended June 30, 2026.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each named executive officer and director, and (ii) all executive officers and directors as a group. As of the date hereof, there was no stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. In the table below, percentage ownership is based on 5,403,788 shares of our common stock issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Jia Yang	-	-
Chee Jiong Ng	-	-
Jianhao Pang	-	-
Yangyang Xu	-	-
Zhongliang Xie	-	-
Xu Zhao	-	-

All directors and executive officers as a group (Six individuals)	-	-%

(1)	The individual’s address is c/o Singularity Future Technology, Ltd., 48 Wall Street, Suite 1100, New York, NY 10005.

Securities Authorized for Issuance to Our Officers, Directors, Employees and Consultants under Equity Compensation Plans

The table below reflects, as of the date hereof, the number of shares of common stock authorized by our stockholders to be issued (directly or by way of issuance of securities exercisable for or convertible into) as incentive compensation to our officers, directors, employees and consultants.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans under the 2008 Incentive Plan approved by security holders	143	$141	3,413	(1)

Equity compensation plans under the 2014 Incentive Plan approved by security holders	-	-	7,857	(1)

Equity compensation plans under the 2021 Incentive Plan approved by security holders	-	-	700,000	(1)

Equity compensation plans not approved by security holders	-	-	-

(1)

Pursuant to our 2008 Incentive Plan, we are authorized to issue options to purchase 60,581 shares of our common stock. The 2,000 outstanding options disclosed in the above table are taken from the 2008 Incentive Plan. Pursuant to our 2014 Incentive Plan, we are authorized to issue, in the aggregate, 2,000,000 shares of common stock or other securities convertible or exercisable for common stock. We granted options to purchase an aggregate of 30,000 shares of common stock under the 2014 Incentive Plan in July 2016, among which, options to purchase 15,000 shares of common stock have been exercised. In addition, we have issued, in the aggregate, 120,000 shares of common stock to consultants to our Company in 2014, 132,000 shares of common stock to our officers and directors in 2016, 132,000 shares of common stock to our officers and directors in 2018, 26,000 to three employees in 2017 and 316,000 shares of common stock to employees in 2018. In September 2021, the board granted 1,020,000 shares of common stock to our officers and directors under the 2014 Incentive Plan.

Accordingly, we may issue options to purchase 47,781 (or 3,413 after 1 to 14 reverse share split) shares under the 2008 Incentive Plan, and we may issue 110,000 (or 7,857 after 1 to 14 reverse share split) and 9,800,000 (or 700,000 after 1 to 14 reverse share split) shares of common stock or other securities convertible or exercisable for common stock under the 2014 Incentive Plan and the 2021 Incentive plan respectively. Pursuant to certain agreements, the 600,000 shares issued to Lei Cao under the 2014 Incentive Plan, and the 300,000 and 100,000 shares issued to Yang Jie and Jing Shan, respectively, under the 2021 Incentive Plan, have been canceled.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Set forth below are transactions with related persons for the years ended June 30, 2026 and 2025.

Due from Related Party

As of June 30, 2026 and 2025, the outstanding amounts due from related parties consist of the following:

	As of	As of
	June 30,	June 30,
	2026	2025
Shanghai Baoyin Industrial Co., Ltd (1)	$1,145,307	$1,084,793
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	410,168	388,496
Less: impairment for credit losses	(1,555,475)	(1,473,289)
Total	-	-

Movements of allowance for credit losses were as follows:

	June 30,	June 30,
	2026	2025
Beginning balance	$1,473,289	$2,122,376
Less: Write-off	-	(675,063)
Exchange rate effect	82,186	25,976
Ending balance	$1,555,475	$1,473,289

(1)	As of June 30, 2026, and 2025, the Company advanced $1,145,307 and $1,084,793 to Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. The amount due from Shanghai Baoyin changed was as a result of changes in exchange rates.

(2)	As of June 30, 2026, and 2025, the Company advanced $410,168 and $388,496 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Zhejiang Jinbang changed was as a result of changes in exchange rates.

Due to related parties

As of June 30, 2026 and 2025, the Company owed $27,845 and $26,373 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2026 and 2025, the Company owed $1,146,026 and $497,858 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

The balance of due to related parties was interest-free, unsecured, and due upon demand.

Director Independence

Our Board has determined that each of Zhongliang Xie, Yangyang Xu and Xu Zhao are an “independent director” as defined by the applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

Set forth below are the aggregate fees billed by Audit Alliance LLP, our independent registered accounting firm, for the fiscal years ended June 30, 2026 and 2025 for services rendered by them as our independent registered accounting firm for such years.

	Fiscal 2025	Fiscal 2026
Audit fees	$280,000	$210,000
Audit-related fees	-	-
Total Audit & Audit-related fees	$280,000	$210,000
Tax fees	-	-
All other fees	-	-
Total fees	$280,000	$210,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2025 or 2026.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed by Audit Alliance LLP in fiscal 2025 or 2026. The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Audit Alliance’s independence.

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

Item 15. Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Articles of Incorporation of Singularity Future Technology, Ltd., incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014.
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd., incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2022.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd., incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2022.
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Singularity Future Technology Ltd., dated July 22, 2026.*
3.5	Bylaws of Singularity Future Technology, Ltd., incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
4.1	Specimen Certificate for Common Stock, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration Nos. 333-150858 and 333-148611.
10.1	Employment Agreement by and between Ms. Jia Yang and the Company, dated August 6, 2024, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.2	Form of Employment Agreement by and between the Company and Chee Jiong Ng, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2025.
10.3	Employment Agreement by and between the Company and Jinhao Pang dated November 18, 2024, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.4	Director Offer Letter to Jinhao Pang, dated November 18, 2024, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2024.
10.5	2025 Stock Incentive Plan*
10.6	2026 Stock Incentive Plan*
10.7	Form of Amendment to Securities Purchase Agreement, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2026
10.8	Form of the Amended and Restated Warrant, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 18, 2026
10.9	Form of the Warrant, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2026
10.10	Form of Securities Purchase Agreement, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2026
14.1	Code of Ethics of the Company, incorporated by reference to exhibit to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008 (File No. 001-34024).
21.1	List of subsidiaries of the Company*
23.1	Consent of Audit Alliance LLP*
31	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy, incorporated by reference to exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on October 15, 2024.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGULARITY FUTURE TECHNOLOGY, LTD.

September 29, 2026	By:	/s/ Jia Yang
Jia Yang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jia Yang	Director, Chairlady of the Board and Chief Executive Officer	September 29, 2026
Jia Yang	(Principal Executive Officer)

/s/ Yangyang Xu	Director	September 29, 2026
Yangyang Xu

/s/ Zhongliang Xie	Director	September 29, 2026
Zhongliang Xie

/s/ Jinhao Pang	Director, Manager of the Technology Department	September 29, 2026
Jinhao Pang

/s/ Xu Zhao	Director	September 29, 2026
Xu Zhao

/s/ Chee Jiong Ng	Chief Financial Officer	September 29, 2026
Chee Jiong Ng	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Singularity Future Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singularity Future Technology Ltd. and its subsidiaries (collectively, the “Company”) as of June 30, 2026, and 2025, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with PCAOB standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, and we were not engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex auditor judgment. The critical audit matters communicated with the audit committee are:

Advances to Suppliers

As described in Note 5 to the consolidated financial statements, the Company recorded advances to suppliers of approximately $19.2 million as of June 30, 2026, representing a significant portion of the Company’s total assets. The advances were unsecured and related to purchases of agricultural commodities. Subsequent to year-end, the Company entered into refund agreements with the suppliers and recovered the advances in September 2026.

We identified the advances to suppliers as a critical audit matter because of the balance's significance and the audit effort required to evaluate the existence and recoverability of the advances.

The principal procedures we performed to address this critical audit matter included:

●	We examined the underlying purchase agreements and related supporting documentation for the advances;

●	We sent and obtained independent confirmations to the suppliers to confirm the relevant transactions and outstanding balances; and

●	We examined the refund agreements and checked to bank statements evidenced the subsequent recovery of the advances.

Class Action Settlement

As described in Note 13 to the consolidated financial statements, the Company recorded class action settlement expenses of $3,800,000 and a corresponding class action settlement liability of $3,800,000 as of and for the year ended June 30, 2026. On June 22, 2026, the Company and the lead plaintiffs in the securities class action lawsuit pending in the United States District Court for the Eastern District of New York entered into an Amended Stipulation and Agreement of Settlement, pursuant to which the Company agreed to settle the class action for an aggregate cash settlement amount of $5,800,000, which includes $2,000,000 previously deposited into escrow, with the remaining amounts payable in installments. Pursuant to ASC 450-20, management recorded an accrued settlement liability of $3,800,000 as of June 30, 2026, measured as the aggregate settlement amount of

$5,800,000 less the $2,000,000 previously funded into the segregated escrow account, which is separately presented in restricted cash as of June 30, 2026. The $2,000,000 funded into escrow in October 2025 had not been recognized as an expense in any prior period. The settlement remains subject to final approval by the Court, and the ultimate outcome of the class action remains uncertain.

We identified the class action settlement as a critical audit matter because recognizing and measuring the settlement liability involved especially challenging, subjective, and complex management judgment. This was primarily due to the judgment required in evaluating management’s application of ASC 450, including assessing the probability of an unfavorable outcome and estimating the amount of the loss, as well as the status and terms of the settlement agreement and the ongoing court approval process.

The primary procedures we performed to address this critical audit matter included:

●	We examined the Amended Stipulation and Agreement of Settlement and related court orders and filings to understand the terms of the settlement, including the aggregate settlement amount, the payment schedule, and the conditions precedent to effectiveness.

●	We inspected supporting documentation, including escrow agreements and bank wire transfer records, to test the amounts recorded as class action settlement expenses and the related settlement liability.

●	We evaluated management’s application of ASC 450-20 in recognizing the settlement liability, including the assessment of the probability of loss and the reasonableness of the estimated settlement amount.

●	We obtained a confirmation letter directly from the third-party independent legal counsel regarding the status and terms of the settlement, including the likelihood of final Court approval, and evaluated the legal advice provided.

●	We performed subsequent event procedures through the date of this report, including inspecting court orders and filings and the settlement payments made after the balance sheet date, to evaluate the appropriateness of the amounts recognized as of June 30, 2026.

●	We evaluated the adequacy of the Company’s disclosures related to the class action settlement in Note 13 to the consolidated financial statements.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recognized $1,693,264 in revenue for the year ended June 30, 2026, related to freight logistics services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the five-step model, and recognizes freight logistics service revenue over time as services are provided. The Company evaluates whether to recognize revenue on a gross or net basis based on whether it controls the services before transferring them to the customer. For the year ended June 30, 2026, one customer accounted for 100% of the Company’s revenue, as described in Note 15 to the consolidated financial statements.

We identified revenue recognition as a critical audit matter because auditing the timing and presentation of revenue involved especially challenging, subjective, and complex auditor judgment. This was primarily due to the judgment required in evaluating management’s assessment of when control of services transfers to the customer, the Company’s determination of gross versus net presentation of revenue under ASC 606 given that a significant portion of the services were provided by third parties, and the concentration of the Company’s revenue from a single customer.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of and evaluated the design and implementation of the Company’s internal controls over the recording of revenue, including controls related to the timing of revenue recognition and the gross versus net presentation assessment.

●	We examined significant customer contracts and inspected supporting documentation, including shipping and delivery records, to test revenue transactions on a sample basis for accuracy and proper period of recognition.

●	We evaluated management’s application of ASC 606, including the identification of performance obligations, the timing of satisfaction of those obligations, and the gross versus net presentation assessment.

●	We confirmed the revenue transactions directly with the Company’s sole customer, who accounted for 100% of the Company’s revenue for the year; no response was received. Our alternative procedures included testing related cash receipts against bank statements and inspecting the related contracts, invoices, delivery notes, and acceptance receipts.

●	We evaluated the adequacy of the Company’s revenue-related disclosures, including disaggregated revenue and customer concentration information.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since October 28, 2020

AUDIT ALLIANCE LLP (3487)

Singapore

September 29, 2026

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	June 30,
	2026	2025

Assets
Current assets
Cash	$57,275	$14,533,829
Restricted cash	2,093,955	3,118,067
Notes receivable	9,634	32,548
Accounts receivable	928,389	396,744
Advances to suppliers	19,248,432	1,084
Prepaid expenses and other current assets	98,517	52,068
Total current assets	22,436,202	18,134,340
Non-current assets
Right-of-use asset	31,293	84,370
Other long-term assets - deposits	-	10,192
Total non-current assets	31,293	94,562
Total Assets	$22,467,495	$18,228,902

Liabilities and Equity

Current Liabilities
Loans from third parties	863,221	999,940
Accounts payable	939,789	701,080
Lease liability - current	31,293	53,286
Taxes payable	3,427,863	3,250,473
Due to related parties	1,173,871	524,231
Judgment debt payable	150,000	488,586
Class action settlement	3,800,000	-
Accrued expenses and other current liabilities	1,555,723	1,256,969
Total current liabilities	11,941,760	7,274,565
Non-Current Liabilities
Loans from third parties	2,918,200	466,321
Lease liability - non-current	-	31,084
Total non-current liabilities	2,918,200	497,405

Total liabilities	14,859,960	7,771,970

Commitments and Contingencies

Shareholders’ Equity:
Preferred share, 2,000,000 shares authorized, no par value, nil and nil shares issued and outstanding as of June 30, 2026 and 2025, respectively	-	-
Common share, 50 billion shares authorized, no par value; 520,964 and 300,249 shares issued and outstanding as of June 30, 2026 and 2025, respectively*	107,621,633	105,333,048
Additional paid-in capital	2,334,962	2,334,962
Accumulated deficit	(100,481,098)	(94,597,445)
Accumulated other comprehensive losses	(768,792)	(596,914)
Total Shareholders’ Equity attributable to controlling shareholders of the Company	8,706,705	12,473,651
Non-controlling Interest	(1,099,170)	(2,016,719)
Total Equity	7,607,535	10,456,932

Total Liabilities and Equity	$22,467,495	$18,228,902

*	Retrospectively restated for the effect of a 1-for-14 reverse share split on July 27, 2026.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2026	2025

Revenues	$1,693,264	$1,813,193
Cost of revenues	(1,639,398)	(1,761,794)
Gross profit	53,866	51,399

Selling expenses	(194,396)	(245,077)
General and administrative expenses	(1,838,007)	(2,518,079)
Total operating expenses	(2,032,403)	(2,763,156)

Operating loss	(1,978,537)	(2,711,757)

Gain from disposal of subsidiaries	157,658	-
Interest income	180	135,176
Interest expenses	(306,367)	(146,370)
Judgment debt expenses	-	(638,586)
Class action settlement expenses	(3,800,000)	-
Other income, net	16,435	77,236
Net loss before income tax expenses	(5,910,631)	(3,284,301)
Income tax expense	-	(30,230)
Net loss	(5,910,631)	(3,314,531)
Net loss (income) attributable to non-controlling interest	26,978	(597,948)
Net loss attributable to controlling shareholders of the Company.	$(5,883,653)	$(3,912,479)

Comprehensive loss
Net loss	$(5,910,631)	$(3,314,531)
Other comprehensive loss - foreign currency translation	(229,315)	(756,186)
Comprehensive loss	(6,139,946)	(4,070,717)
Comprehensive loss (income) attributable to non-controlling interest	84,415	(132,966)
Comprehensive loss attributable to controlling shareholders of the Company	$(6,055,531)	$(4,203,683)

Loss per share
Basic and diluted	$(12.96)	$(14.78)
Weighted average number of common shares used in computation
Basic and diluted	453,842	264,770

*	Retrospectively restated for the effect of a 1-for-14 reverse share split on July 27, 2026.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Accumulated
					Additional		other	Total
	Preferred Share		Common Share		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares*	Amount	capital	deficits	income (loss)	Equity	interest	Equity
Balance, June 30, 2024	-	-	250,249	$104,192,048	$2,334,962	$(90,684,966)	$159,272	$16,001,316	$(2,747,633)	$13,253,683
Issuance of common shares to private investors	-	-	50,000	1,141,000	-	-	-	1,141,000	-	1,141,000
Foreign currency translation	-	-	-	-	-	-	(756,186)	(756,186)	132,966	(623,220)
Net (loss) income	-	-	-	-	-	(3,912,479)	-	(3,912,479)	597,948	(3,314,531)
Balance, June 30, 2025	-	-	300,249	$105,333,048	$2,334,962	$(94,597,445)	$(596,914)	$12,473,651	$(2,016,719)	$10,456,932
Issuance of common shares	-	-	214,286	2,100,000	-	-	-	2,100,000	-	2,100,000
Issuance of common shares for judgment debts	-	-	6,429	188,585	-	-	-	188,585	-	188,585
Foreign currency translation	-	-	-	-	-	-	(171,878)	(171,878)	(57,437)	(229,315)
Disposal of subsidiaries	-	-	-	-	-	-	-	-	1,001,964	1,001,964
Net loss	-	-	-	-	-	(5,883,653)	-	(5,883,653)	(26,978)	(5,910,631)
Balance, June 30, 2026	-	-	520,964	$107,621,633	$2,334,962	$(100,481,098)	$(768,792)	$8,706,705	$(1,099,170)	$7,607,535

*	Retrospectively restated for the effect of a 1-for-14 reverse share split on July 27, 2026.

The accompanying notes are an integral part of these audited consolidated financial statements.

SINGULARITY FUTURE TECHNOLOGY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2026	2025
Operating Activities
Net loss	$(5,910,631)	$(3,314,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	48,871
Non-cash lease expense	56,057	26,044
Property and equipment written off	-	133,765
Gain on disposal of subsidiaries	(157,658)	-
Issuance of common shares for judgment debts	188,585	-
Changes in assets and liabilities
Notes receivable	23,991	(32,320)
Accounts receivable	(494,295)	(125,256)
Other receivables	-	614
Advances to suppliers	(19,245,984)	(1,025)
Prepaid expenses	(460,674)	192,668
Other long-term assets - deposits	-	188,789
Due from related parties	-	293,861
Deferred revenue	-	(66,747)
Accounts payable	193,637	62,704
Taxes payable	875	(1,605)
Lease liability	(56,057)	(236,335)
Judgment debt payable	(338,586)	488,586
Class action settlement	3,800,000	-
Accrued expenses and other current liabilities	771,753	(350,765)
Net cash used in operating activities	(21,628,987)	(2,692,682)

Investing Activity
Proceeds from disposal of subsidiaries, net of cash	108,331	-
Net cash provided by investing activity	108,331	-

Financing Activities
Advance from a related party	601,866	-
Proceeds from issuance of common shares	2,100,000	1,141,000
Proceeds from third parties’ loans	3,315,100	2,066,261
Repayment of third parties’ loans	-	(600,000)
Net cash provided by financing activities	6,016,966	2,607,261

Net decrease in cash and restricted cash	(15,503,690)	(85,421)
Cash and restricted cash, beginning of year	17,651,896	17,736,059
Effect of changes of foreign exchange rate on cash and restricted cash	3,024	1,258
Cash and restricted cash, end of year	$2,151,230	$17,651,896

Representing:
Cash, end of year	$57,275	$14,533,829
Restricted cash, end of year	2,093,955	3,118,067
Total cash and restricted cash, end of year	$2,151,230	$17,651,896

Supplemental disclosure of cash flow information:
Income taxes paid	-	$30,230
Interest paid	-	$41,914

Supplemental disclosure of non-cash information:
Initial recognition of right-of-use asset and lease liability	-	$109,820

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

As of June 30, 2026, the Company’s subsidiaries included the following:

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

Liquidity

In evaluating the Company’s liquidity position and the existence of substantial doubt about its ability to continue as a going concern, management regularly monitors and analyzes its on-hand cash balances and contractual operating expenditure commitments. The Company’s primary liquidity needs are to satisfy ongoing working capital requirements and settle all current operating expense obligations. Since inception, the Company has historically funded its operations principally through cash generated from operating activities, issuances of common equity securities, and third-party indebtedness.

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the discharge of liabilities in the ordinary course of business. These financial statements do not include any adjustments or reclassifications that might become necessary should the Company be unable to continue as a going concern. For the fiscal years ended June 30, 2026 and 2025, the Company incurred net losses of $5.9 million and $3.3 million, respectively, and recorded net cash used in operating activities of $21.6 million and $2.7 million, respectively. These conditions, together with the Company’s limited on-hand cash position as of June 30, 2026 of $57,275, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not reflect any adjustments related to the eventual outcome of this uncertainty.

Subsequent to the fiscal year ended June 30, 2026, the Company completed four separate equity financing transactions to strengthen its consolidated balance sheet and materially expand its available operating capital base:

1.	Regulation S Private Placement, July 6, 2026: The Company entered into a securities purchase agreement with accredited offshore investors for the sale of an aggregate of 5,263,158 units. Each unit consists of one share of the Company’s no-par value common stock and three separate warrants. Each warrant has an initial exercise price of $0.418 per share of common stock. The offering was priced at $0.38 per unit, generating aggregate gross proceeds of approximately $2.0 million, conducted in full compliance with Regulation S under the Securities Act of 1933, as amended, with transactions executed exclusively with non-U.S. Persons.

2.

Follow-on Regulation S Private Placement, August 12, 2026: The Company entered into a second securities purchase agreement with a distinct group of offshore investors for the sale of an aggregate of 2,299,212 shares (post-1:14-reverse-split) of the Company’s no-par value common stock, priced at $13.048 per share (post-1:14-reverse-split). This offering generated aggregate gross proceeds of approximately $30 million.

3.	Registered Direct Offering (First Tranche), August 18, 2026: The Company entered into the First Purchase Agreement with certain non-affiliated institutional investors pursuant to which the Company agreed to sell 340,000 shares of its no-par value common stock and pre-funded warrants to purchase up to 260,000 additional shares of common stock, for aggregate gross proceeds of approximately $1.8 million before placement-agent fees and offering expenses. The purchase price for each share of common stock was $3.00, while each pre-funded warrant was priced at $2.999, with a nominal exercise price of $0.001 per share. These pre-funded warrants are immediately exercisable, and will remain exercisable at any time until the entire warrant balance is exercised in full.

4.	Registered Direct Offering (Second Tranche), August 20, 2026: The Company entered into the Second Purchase Agreement with a separate cohort of non-affiliated institutional investors pursuant to which the Company agreed to sell 451,250 shares of common stock and pre-funded warrants to purchase up to 1,111,250 additional shares of common stock, for aggregate gross proceeds of approximately $5.0 million before offering-related costs. The purchase price for each share of common stock was $3.20, while each pre-funded warrant was priced at $3.199, with a nominal exercise price of $0.001 per share. These pre-funded warrants are also immediately exercisable, and will remain exercisable in full until the entire warrant balance is settled.

In performing its going concern assessment required under ASC 205-40, management has developed and is implementing formal mitigation plans designed to alleviate the substantial doubt previously identified as of June 30, 2026. These plans principally consist of:

1.	Pursuing targeted additional equity or debt financing transactions on an as-needed basis to support ongoing operations

2.	Implementing operational efficiency initiatives to reduce the net cash consumed by operating activities, with the explicit objective of covering the Company’s projected working capital and operating expense requirements for at least the full twelve-month period following the financial statement issuance date.

Nevertheless, the Company may require incremental capital in future periods to fund its planned business expansion. If the Company determines that its projected cash requirements will exceed its then-current cash and cash equivalent balances, it may elect to raise additional capital through the issuance of equity or debt securities, or by securing new credit facilities. Any issuance of additional equity securities would result in incremental dilution to the existing shareholders of the Company.

Based on management’s comprehensive evaluation, which incorporates the aggregate ~$38.8 million gross proceeds raised from the four completed subsequent equity financings and the planned execution of the mitigation measures described above, management has concluded that it is probable that the Company will have sufficient liquidity to meet its obligations as they come due within one year after the financial statements are issued, and that the previously identified substantial doubt about the Company’s ability to continue as a going concern has been fully alleviated. Accordingly, the accompanying consolidated financial statements have been prepared on the going concern basis. There can be no assurance, however, that the Company’s mitigation plans will be executed exactly as currently contemplated. The consolidated financial statements do not include any adjustments that might arise from the outcome of this residual operational and financing uncertainty.

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

(d) Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollar (“USD”) while its subsidiaries in the PRC, including Trans Pacific Beijing and Trans Pacific Logistic Shanghai Ltd. report their financial positions and results of operations in Renminbi (“RMB”). The accompanying consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates the foreign currency financial statements in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the Federal Reserve at the balance sheets’ dates and revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as other comprehensive loss and accumulated other comprehensive loss as a separate component of equity of the Company and also included in non-controlling interests.

The exchange rates in effect as of June 30, 2026, and 2025 were US$1 for RMB6.7851 and RMB7.1636, respectively. The average exchange rates for the fiscal years ended June 30, 2026, and 2025 were US$1 for RMB6.9940 and RMB7.2143, respectively.

(e) Cash

Cash consists of cash on hand and cash in bank which are unrestricted as to withdrawal or use. The Company maintains cash with various financial institutions mainly in the PRC, the U.S., and Djibouti. As of June 30, 2026 and 2025, cash balances of $50,230 and $62,773, respectively, were maintained at financial institutions in the PRC, of which nil and nil of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor at one bank for a maximum of approximately $70,000 (RMB500,000). As of June 30, 2026, and 2025, cash balances of $2,100,835 and $3,119,012, respectively, were maintained at U.S. financial institutions, of which $1,833,224 and $2,782,355 of these balances are not covered by insurance, as each U.S. account was insured by the Federal Deposit Insurance Corporation or other programs subject to $250,000 limitations. As of June 30, 2026, and 2025, a cash balance of $165 and $14,404,155 was maintained in financial institutions in Djibouti which are uninsured. As of June 30, 2026, and 2025, amount of deposits had been covered by insurance amounted to $317,840 and $461,870, respectively.

Restricted Cash

As of June 30, 2026 and 2025, the Company’s total restricted cash was approximately $2.09 million and $3.12 million, respectively. The components of restricted cash are as follows:

1.	Class action lawsuit settlement escrow: Approximately $2.0 million of restricted cash has been deposited into the escrow account stipulated under the applicable settlement agreement, earmarked for the cash settlement payment related to the Company’s outstanding class action litigation.

2.	Letter of credit collateral: As of June 30, 2025, approximately $3.0 million of restricted cash was held as collateral by East West Bank to secure a stand-by letter of credit. This letter of credit was issued to provide a guarantee in favor of the Company’s business partner, Solarlink Group Inc. (“Solarlink”), a North Las Vegas-based advanced 3.6G photovoltaic solar panel manufacturer and solar power service provider, covering Solarlink’s payment obligations under its warehouse lease in North Las Vegas. Restricted cash related to this letter of credit was derecognized in full in connection with the disposal of the subsidiary New Energy Tech Limited completed on September 25, 2025, and was no longer reflected in the Company’s consolidated financial statements for periods after that disposal date.

3.	Judgment debt restriction: The remaining restricted cash balances of $93,955 and $84,152 as of June 30, 2026 and 2025, respectively, are subject to restriction pursuant to an outstanding legal order related to a judgment debt.

All restricted cash balances are excluded from cash and cash equivalents on the consolidated balance sheets, as their withdrawal or use is contractually or legally restricted from immediate general operating use by the Company.

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

The following table presents the aging analysis of accounts receivable and allowance for credit losses as of June 30, 2026 and 2025.

	Accounts
	receivable
	balance as of
	June 30,		Allowance
	2026	CECL	for credit
Aging group	(USD)	Rate	losses
<1 year	$928,389	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$928,389		-

	Accounts
	receivable
	balance as of
	June 30,		Allowance
	2025	CECL	for credit
Aging group	(USD)	Rate	losses
<1 year	$396,744	0%	-
1-2 years	-	5%	-
2-3 years	-	5%	-
>3 years	-	5%	-
Total	$396,744		-

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

For the Company’s freight logistic and shipping agency services revenue, the Company enters into contracts with customers to provide scheduled Yangtze River segment waterway transportation services for iron ore and coal, with a fixed monthly contracted volume of 30,000 metric tons. Each contract contains a single distinct performance obligation, and is negotiated bilaterally, with fixed route-specific tariff rates explicitly defined for each origin loading port to designated unloading port pair. No separate distinct goods or services are promised within the scope of the transportation arrangement.

Revenue for each individual shipment is fully recognized at the point in time when the vessel arrives at the designated unloading port, reports to the customer’s dispatch team, and formal acknowledgment of cargo delivery is completed. At this point, the customer obtains full physical possession, legal control, and the significant risks and rewards of ownership of the delivered cargo, and the Company has satisfied all performance obligations under the contract, with the unconditional right to invoice and collect the corresponding consideration for the completed voyage service, per the metered arrival quantity confirmed through the customer’s water gauge or belt scale measurement system. The Company concludes that each transportation service contract contains one single distinct performance obligation: the full completion of the contracted cargo delivery from the agreed loading port to the customer’s specified destination terminal. There are no separate distinct promises for port agency, cargo handling, or insurance services, as these activities are integrated components required to fulfill the end-to-end delivery commitment to the customer.

Under ASC 606, the Company recognizes transportation service revenue at a point in time, rather than over time. This determination is supported by the following assessment:

●	The customer does not simultaneously receive and consume economic benefits as the voyage progresses, since no alternate third party could complete the remaining leg of the in-transit cargo voyage without re-performing a substantial portion of the already completed transportation work

●	The Company does not create or enhance an asset controlled by the customer during the voyage period

●	No enforceable right to payment for partial completed performance exists for work in transit prior to final cargo delivery

●	Revenue for each individual shipment is fully recognized only when the vessel arrives at the designated unloading port, checks in with the customer’s dispatch team, and formal written acknowledgment of cargo delivery is completed. At this exact point, the customer obtains full physical possession of the cargo, takes over the significant risks and rewards of cargo ownership, and the Company has fully satisfied all contractual performance obligations. The recognized revenue amount is based on the verified arrival quantity measured via the customer’s official water gauge or belt scale metering system.

The transaction price for each contract is fixed and contractually defined, with rates set per designated port-to-port routes. An additional fixed premium of RMB 5 per metric ton is added to the base tariff only when the customer issues a formal written confirmation to use the Three Gorges Navigation Administration priority passage slot for urgent material deliveries. All tariff rates include 9% value-added tax, which is presented as a current tax liability on the statement of financial position and fully excluded from reported revenue.

Contract terms contain standardized short-shipment (over-loss) adjustment provisions that create variable consideration:

●	For iron ore shipments, the quarterly weighted average over-loss rate exceeding 0.3% results in a corresponding reduction of transaction price, calculated based on the customer’s actual unit purchase cost of the lost cargo.

●	For coal shipments, the annual weighted average over-loss rate exceeding 0.8% results in a corresponding transaction price reduction. The Company estimates this variable consideration at the end of each reporting period, and strictly constrains the amount of recognized revenue to the extent that it is probable no significant reversal of cumulative recognized revenue will occur in future periods when final over-loss measurements are confirmed. No variable consideration reduction is applied for cargo loss caused by qualifying force majeure events.

Since all transportation contracts contain only one single distinct performance obligation, the entire transaction price is allocated directly to this delivery performance obligation. No relative standalone selling price allocation across multiple promised goods or services is required.

The Company elects the ASC 606 permitted practical expedient to expense all incremental costs of obtaining a contract immediately when incurred, as the expected amortization period for these costs is 12 months or less. Vessel operating expenses, port dues, mandatory cargo insurance premiums, and crew related costs are recognized in transportation operating expense as incurred, in alignment with the point-in-time revenue recognition for the corresponding completed shipments.

A trade receivable is recorded in the statement of financial position on the date of successful cargo delivery, as this is the date the Company obtains an unconditional legal right to invoice and collect the full contracted consideration from the customer. Standard contractual payment terms require the customer to settle the valid submitted invoice within 30 days of receipt, with 50% of consideration paid via bank acceptance draft and 50% via commercial note or irrevocable letter of credit. No significant financing component exists within these standard contract payment terms.

The Company’s disaggregated revenue streams are described as follows:

	For the Years Ended
	June 30,	June 30,
	2026	2025
Freight logistic services	$1,693,264	$1,813,193

Disaggregated information of revenues by geographic location is as follows:

	For the Years Ended
	June 30,	June 30,
	2026	2025
PRC	$1,693,264	$1,813,193

(i) Cost of revenues

Cost of revenues consist of costs directly attributable to the performance of freight logistic services which are mainly services provided by third parties.

(j) Leases

The Company adopted FASB ASU 2016-02, “Leases” (Topic 842) for the year ended June 30, 2020, and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption, the Company recognized right of use (“ROU”) assets and same amount of lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 10.74% based on the duration of lease terms.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2026 and 2025.

Income tax returns for the years prior to 2020 are no longer subject to examination by U.S. tax authorities.

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

For the years ended June 30, 2026 and 2025, there was no dilutive effect of potential shares of common stock of the Company because the Company generated net loss.

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

(n) Segment reporting

An operating segment is defined as a distinct component of the Company that engages in business activities from which it may earn revenue and incur expenses, for which discrete internal financial information is regularly produced. Internal segment financial information must be routinely measured by the Company’s management and presented to the chief operating decision maker as part of formal, recurring performance review and resource allocation cycles to qualify as a reportable unit under U.S. GAAP.

In accordance with ASC 280, Segment Reporting, as updated by ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company strictly applies the management approach to identify and evaluate its reportable operating segments. Under this framework, all reportable segments are fully aligned with the Company’s formal organizational structure and the standardized internal financial reporting packages that are regularly compiled, distributed, and reviewed by the chief operating decision maker (“CODM”) for the explicit, primary purposes of allocating capital and operating resources to business activities, and assessing the ongoing financial performance of the Company’s operations.

The Company has designated its full-time Chief Executive Officer (CEO) as the CODM, consistent with the SEC and U.S. GAAP definition of the individual who holds ultimate responsibility for operational resource allocation and performance assessment decisions. The CEO reviews complete, consolidated company-wide operating results on a recurring basis as the exclusive basis for making resource allocation decisions and evaluating overall business performance, and does not manage, govern, or make operational decisions using disaggregated financial information for multiple separate operating segments. There are no segment heads, regional operational management teams, or separate business unit leaders that report segment-specific financial performance directly to the CODM outside of the consolidated enterprise-wide reporting package. As a result, management has performed a formal, documented assessment of ASC 280 criteria and concluded that the Company operates under one single reportable operating segment, focused on providing freight logistics services.

For the fiscal years ended June 30, 2026 and 2025, 100% of the Company’s revenue was generated within the People’s Republic of China. No separate geographic segment disclosure is presented, as all of the Company’s operations are concentrated in this single jurisdiction.

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

(q)  Commitments and contingencies

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s audited consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

(r) Recent Accounting Pronouncements

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

In April, the FASB issued ASU 2026-01, Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this Update require that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. For example, if the preferred stock agreement specifies that PIK dividends are calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding, an entity should initially measure the PIK dividend at that amount. The liquidation value (or liquidation preference) of the preferred stock is typically defined by the preferred stock agreement and specifies the value of the preferred stock upon the occurrence of a liquidation event (such as the entity becoming insolvent). When preferred stock is not issued at a discount or premium, the liquidation value upon initial issuance is typically the same as the original issuance price of the preferred stock. The amendments in this Update improve GAAP by providing authoritative guidance for the initial measurement of PIK dividends on equity-classified preferred stock. Specifically, the amendments improve the decision usefulness of the financial reporting information provided to investors by (1) enhancing the comparability of financial information reported among entities that issue PIK dividends on equity-classified preferred stock and (2) providing additional information about the liquidation value of the preferred stock, which helps investors to understand the amount and preference of relative claims on an entity. The amendments also provide clear, cost-effective guidance that will reduce complexity. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. An entity adopting the amendments in an interim reporting period should apply them as of the beginning of the annual reporting period that includes that interim reporting period. An entity is permitted to apply the amendments in this Update either (1) on a prospective basis or (2) on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. Under the prospective transition approach, an issuer should apply the amendments in this Update to PIK dividends recognized on equity-classified preferred stock instruments on or after the initial application date. Under the modified retrospective transition approach, an issuer should recast prior reporting periods presented and recognize a cumulative-effect adjustment to equity as of the beginning of the earliest period presented related to previously issued PIK dividends recognized on equity-classified preferred stock that is outstanding as of the initial application date.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this Update apply to all entities and affect entities that: 1. Buy or receive transferable environmental credits and use those credits: a. To settle environmental credit obligations arising from regulatory compliance programs b. To transfer in an exchange transaction c. In a nonreciprocal transfer (for example, to distribute to an investor) d. To meet voluntary environmental initiatives, such as carbon neutral or net zero initiatives. 2. Generate environmental credits. 3. Have enforceable obligations resulting from regulatory compliance programs represented to prevent, control, reduce, or remove emissions or other pollution that may be settled with environmental credits. The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credits and environmental credit obligations. Environmental Credits Broadly, environmental credits as defined by the amendments in this Update are enforceable rights represented to prevent, control, reduce, or remove emissions or other pollution that are separately transferable in an exchange transaction. Entities can acquire environmental credits in an exchange transaction, receive environmental credits through a grant from a regulator or its designee(s) as part of a regulatory compliance program, internally generate environmental credits, or receive environmental credits in a nonreciprocal transfer that is not a grant from a regulator or its designee(s). Recognition and Measurement An entity is required to recognize an environmental credit as an asset when it is probable that the environmental credit will be (1) used to settle an environmental credit obligation, (2) transferred in an exchange transaction, or (3) used in a nonreciprocal transfer. An entity is required to recognize costs to obtain all other environmental credits as an expense when incurred (for example, environmental credits acquired to satisfy a voluntary net zero emission initiative). Environmental credits received through a grant from a regulator or internally generated by an entity initially should be measured at the amount of transaction costs incurred to obtain those environmental credits, if any. Environmental credits that are obtained in a transaction initially measured in accordance with a Topic other than Topic 818 should follow the requirements of that Topic. All other environmental credits should be initially measured at cost in accordance with the guidance on asset acquisitions in Subtopic 805-50, Business Combinations—Related Issues. At each reporting date, an entity is required to subsequently measure its environmental credits recognized as assets considering its intended use of those environmental credits. Specifically: 1. Compliance environmental credits. Environmental credits that an entity is probable of using to settle an environmental credit obligation should be subsequently measured at cost and not tested for impairment at each reporting date. 2. Noncompliance environmental credits. All other environmental credits owned by an entity should be subsequently measured at cost, less impairment losses, if any. Noncompliance environmental credits should be tested for impairment at each reporting date. Impairment expense should be recognized when the carrying value of a noncompliance environmental credit exceeds its fair value, measured as the excess of the carrying value over fair value. Subsequent reversal of a previously recognized impairment loss is prohibited. Additionally, an entity is permitted to elect an accounting policy to measure eligible classes of noncompliance environmental credits at fair value, with subsequent changes recognized in earnings. Presentation An entity is required to present its compliance environmental credit assets separately from its environmental credit obligation liabilities on the balance sheet. Disclosure An entity is required to disclose in annual reporting periods qualitative information about how it obtained and intends to use its environmental credits, the accounting policies used to account for environmental credits, and significant estimates and judgments used in applying the guidance. An entity also is required to disclose in annual reporting periods the current and noncurrent amounts of compliance environmental credits and noncompliance environmental credits (if not separately presented on a classified balance sheet), the total expense for voluntary environmental credits, and the total impairment expense.

If an entity changes its use, or intended use, of its environmental credits, it is required for annual reporting periods to disclose the nature of that change as of the date that it occurs and the related effect on earnings on that date, if any. Environmental Credit Obligations Environmental credit obligations as defined by the amendments in this Update are enforceable obligations resulting from regulatory compliance programs represented to prevent, control, reduce, or remove emissions or other pollution that may be settled with environmental credits. As a result, voluntary initiatives and similar statements of intent do not constitute an environmental credit obligation. Recognition and Measurement An entity is required to recognize an environmental credit obligation liability when events (for example, emissions) occurring on or before the reporting date result in an environmental credit obligation. In determining whether a liability should be recognized, the amendments in this Update require that an entity assume that the reporting date is the end of the compliance period regardless of whether the compliance period ends on that date. An entity is required to initially and subsequently measure an environmental credit obligation liability at each reporting date using the carrying amount of the compliance environmental credits that the entity holds and expects to use to settle that obligation at the reporting date (referred to as the funded portion of the liability). If an entity has insufficient compliance environmental credits at the reporting date to satisfy the liability, that unfunded portion should be initially and subsequently measured at the fair value of the environmental credits necessary to settle the unfunded portion at the reporting date, with certain exceptions. An environmental credit obligation liability should be derecognized when an entity remits the necessary environmental credits to a regulator. Disclosure An entity is required to disclose in annual reporting periods all of the following about regulatory compliance programs that result in the entity’s environmental credit obligation liabilities: 1. The activities or events that result in environmental credit obligation liabilities under those programs, including the nature and timing of settlement provisions 2. The accounting policies used to account for the environmental credit obligations 3. How the unfunded portion of an environmental credit obligation liability is measured 4. Significant estimates and judgments used in applying the guidance. An entity also is required to disclose in annual reporting periods: 1. The current and noncurrent amounts of the funded and unfunded portions of environmental credit obligation liabilities (if not separately presented on a classified balance sheet) 2. Total expense related to environmental credit obligation liabilities 3. Total costs associated with environmental credit obligation liabilities that are capitalized in the carrying amount of another asset during the reporting period in accordance with another Topic. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. For entities other than public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. An entity should apply the amendments in this Update on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. An entity should not recast any financial statement information before the period of adoption. At the date of initial application, the entity should: 1. Recognize an environmental credit asset if it is probable that the entity will use the environmental credit to settle an environmental credit obligation, transfer the credit in an exchange transaction, or use the credit in a nonreciprocal transfer. For all other environmental credits (voluntary environmental credits), the entity should derecognize the carrying amount of those environmental credits unless that amount was capitalized as part of another asset (for example, inventory) before the date of initial application. An entity also should derecognize the carrying amount of an asset recognized for a nonrefundable deposit made to obtain voluntary environmental credits. 2. Measure environmental credits recognized as assets as follows: a. Compliance environmental credits. Using the entity’s carrying amount existing at the date of initial application. b. Noncompliance environmental credits. At the lower of the entity’s carrying amount of the environmental credits existing at the date of initial application and the fair value of the environmental credits at the date of initial application. c. Notwithstanding (a) and (b) above, an entity may elect to measure all of its environmental credits that were internally generated or received through a grant from a regulator or its designee(s) at their transaction costs, if any. d. Any class of eligible noncompliance environmental credits that an entity elects to measure at fair value. Using the fair value of those environmental credits at the date of initial application. 3. Continue to include the cost of environmental credits capitalized as part of another asset (for example, manufactured inventory) before the date of initial application as part of the carrying amount of that other asset. 4. Recognize and measure environmental credit obligation liabilities by applying the amendments at the date of initial application. 5. Apply the amendments to Topic 805, Business Combinations, prospectively to transactions occurring after the date of initial application.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations, cash flows, and disclosures.

Note 3. NOTES RECEIVABLE

Notes receivable related to bank acceptance notes issued by third party companies and backed by financial institutions which can be encashed upon maturity, encashed by discounting, or reassigned to suppliers. As of June 30, 2026, the maturity date of these notes ranging from July 5, 2026 to September 24, 2026.

Note 4. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are as follows:

	As of	As of
	June 30,	June 30,
	2026	2025
Trade accounts receivable	$928,389	$396,744

Note 5. ADVANCES TO SUPPLIERS

Advances to suppliers related to prepayment for various shipping costs associated with shipments and commodity trading activities. The Company’s advances to suppliers as of the respective balance sheet dates are presented below:

	As of	As of
	June 30,	June 30,
	2026	2025
Commodity trading (1)	$19,203,660	-
Freight fees	44,772	1,084
Advances to suppliers	$19,248,432	$1,084

(1)

As of June 30, 2026, the Company made advance payments of $19,203,660 (paid in Djiboutian francs of approximately DJF 3.4 billion) to third-party commodity trading suppliers in connection with purchase agreements for agricultural commodities in connection with certain trade opportunities that the Company identified. The advances represent prepayments for inventory to be delivered in subsequent periods. Key risks associated with these transactions include but not limited to foreign exchange risk stemming from conversion between Djiboutian franc and US dollars, risks related to the political and economic stability of Djibouti, performance risk of the counterparty suppliers and the legal enforceability of the executed purchase agreements. These advances are unsecured and non-interest bearing. Management has evaluated the recoverability of these advances and determined that no allowance was necessary as of June 30, 2026.

Subsequent to the June 30, 2026 balance sheet date, the Company executed formal refund agreements with all of the aforementioned commodity trading suppliers, and collected total refunds of approximately $19.2 million from these counterparties during September 2026. The Company is currently evaluating whether to pursue additional opportunities in the commodity trading business.

Note 6. LOANS FROM THIRD PARTIES

The Company’s loans from third parties are as follows:

	As of	As of
	June 30,	June 30,
	2026	2025
Loans from third parties - current	$863,221	$999,940
Loans from third parties - non-current	2,918,200	466,321
Total loans from third parties	$3,781,421	$1,466,261

As of June 30, 2026 and 2025, loans from third parties amounted to approximately $3.8 million, and approximately $1.5 million with a weighted average interest rate of 12%, and 12% and a weighted average maturity of 1.83 years and one year, respectively.

For the years ended June 30, 2026 and 2025, interest expenses were $306,367 and $146,370, respectively.

The aggregate scheduled principal repayments due on the third-party loans for each of the next two fiscal years ending June 30 are as follows:

As of
June 30,
Twelve months ended June 30,	2026
Fiscal year 2027	$863,221
Fiscal year 2028	2,918,200
Total	$3,781,421

Note 7. LEASES

The Company leases its office in Shanghai City from a third party for its operations.

As of June 30, 2026 and 2025, the remaining average lease term was an average of 0.5 and 1.5 years, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on actual incremental borrowing interest rates from financial institutions in order to discount lease payments to present value. The discount rate of the Company’s operating leases was 10.74% and 10.74% per annum, as of June 30, 2026, and 2025, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	As of	As of
	June 30,	June 30,
	2026	2025
Right-of-use asset	$31,293	$84,370

Lease liability, current	31,293	53,286
Lease liability, non-current	-	31,084
Total lease liability	$31,293	$84,370

As of June 30, 2026, maturities of lease liability were as follows:

As of
June 30,
Twelve months ended June 30,	2026
Fiscal year 2027	$32,281
Less: Imputed interest	(988)
Total lease liability	$31,293

Note 8. JUDGMENT DEBT PAYABLE

As of June 30, 2025, judgment debt payable related to a judgment passed in January 2025 against the Company and in favor of plaintiff. In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond, Virginia, alleging that the Company failed to pay certain severance compensation, salary and incentive-based bonus. On January 31, 2025, the court entered a judgment in favor of Mr. Huang and against the Company in the amount of approximately $469,000, plus interest.

However, on June 15, 2025, Mr. Huang filed a petition in the Supreme Court of New York, County of Westchester (the “Westchester Court”) against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney’s fees.

On August 23, 2025, the Company and Mr. Huang entered into a settlement agreement to resolve the claims, pursuant to which the Company agreed to pay Mr. Huang $300,000 and issue 90,000 shares of common stock in exchange for a release of his claims, including the Virginia judgment. The Company subsequently completed the cash payment and share issuance in accordance with the settlement agreement in August and October 2026, respectively.

On September 25, 2025, the Westchester Court entered an order, awarding the additional attorney’s fees and directing the Company to pay the entire original judgment plus interest. On October 10, 2025, the Company filed a motion to vacate the September 25 order. On June 3, 2026, the September 25 order was vacated by the Westchester Court in its entirety. Mr. Huang may seek attorneys’ fees relating solely to the New York special proceeding, which remains pending, by filing a motion requesting the same. As of the date of this disclosure Mr. Huang has not filed a motion for attorney’s fees.

As of June 30, 2026, pursuant to ASC 450-20-25-2, the Company reassessed Jing Shan legal matter and determined that a probable settlement liability should be around $150,000. The Company’s subsidiary, SG Shipping & Risk Solution, Inc. (“Plaintiff”), was party to a lawsuit it filed on July 13, 2023, in the United States District Court for the Eastern District of New York (Case No. 2:23-cv-05332-NJC-ARL) (the “SG Shipping Action”), wherein Plaintiff sought an award of monetary damages in connection with the conversion of Plaintiff’s corporate funds that Plaintiff alleges its former chief operations officer, Angela Shan (“Shan”), converted from Plaintiff. The Company dismissed the SG Shipping Action without prejudice on May 30, 2025, reserving the right to refile the case.

On October 25, 2023, Shan filed suit against the Company in the action captioned Shan v. Singularity Future Technology, Ltd., Case No. CL23-4916-WRM, Circuit Court of Virginia, City of Richmond for indemnification (the “Virginia Action”). On December 8, 2023, the Company filed a counterclaim in the Virginia Action against Shan (the “Counterclaim”). On February 12, 2024, Shan filed a motion to dismiss the Counterclaim (the “Motion to Dismiss”) and a motion for summary judgment in the Virginia Action (the “Motion for Summary Judgment”).

On May 3, 2024, the Circuit Court of Virginia entered an order granting the Motion to Dismiss, partially granting the Motion for Summary Judgment, and ordering Singularity to pay Shan her reasonable attorneys’ fees and costs. On January 17, 2025, the Circuit Court of Virginia entered a contempt order, ordering the Company to pay Shan $82,586.51 (the “Virginia Contempt Judgment”). On September 5, 2025, Shan moved to enforce the Virginia Judgment in New York (the “Enforcement Action”) and incurred attorneys’ fees (the “Enforcement Action Attorneys’ Fees”). Following a trial, on July 13, 2026, the Circuit Court of Virginia entered an additional Final Judgment Order against the Company in favor of Shan in the Virginia Action in the amount of $380,349.66 (the “Virginia Fee Judgment”). The parties have been negotiating a resolution of the Virginia Action and the Enforcement Action, including the Enforcement Action Attorneys’ Fees and the Virginia Fee Judgment. The Company is currently unable to reasonably estimate the total ultimate loss associated with these combined matters, in excess of amounts already accrued, and accordingly no additional liability has been recognized in the consolidated financial statements as of June 30, 2026. The Company will adjust its accruals for these matters in future periods as additional information becomes available to evaluate the probability and estimated range of potential loss.

Note 9. CLASS ACTION SETTLEMENT

On December 9, 2022, a securities class action, Crivellaro v. Singularity Future Technology Ltd., et al., No. 22-cv-7499-BMC, was commenced against the Company and certain other defendants in the United States District Court for the Eastern District of New York (the “EDNY”), alleging violations of the federal securities laws (the “Class Action”).

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), pursuant to which and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

The Court granted preliminary approval of the Amended Settlement Agreement and approved the settlement schedule on September 10, 2026. The Court set the Fairness Hearing for January 25, 2027. Until the conclusion of the Fairness Hearing, the ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive final approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), which amended and superseded the Original Settlement Agreement. Pursuant to the Amended Settlement Agreement and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

As of the date of this Annual Report, EDNY has not yet granted final approval of the Amended Settlement Agreement, and the Class Action remains pending. The ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive EDNY approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

Note 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The details of accrued expenses and other current liabilities are as follows:

	As of	As of
	June 30,	June 30,
	2026	2025
Salary and reimbursement payable	$641,308	$217,586
Interest payable	329,774	109,328
Professional fees and other expense payable	318,791	818,836
Accrued expenses	265,850	111,219
Total	$1,555,723	$1,256,969

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

2025 warrants

On November 15, 2023, the Company entered into a subscription agreement with ten individual investors, under which the Company agreed to sell an aggregate of 1,700,000 shares of its Common Stock and 1,700,000 warrants, with each warrant initially exercisable to purchase one share of Common Stock at an exercise price of $6.07 per share, at an aggregate price of $9,860,000 in a private placement. On December 13, 2023, the Company issued an aggregate of 1,700,000 shares of its common stock to the investors. The Company received $9,860,000 but subsequently returned the funds to the investors because the 1,700,000 warrants, issuable as part of the transaction, could not be issued timely due to certain outstanding warrant terms. The investors returned the funds to the Company on January 4, 2024 after the warrant terms were finalized. On January 26, 2024, the Company entered into an amendment to the subscription agreement which provides, among other things, that Nasdaq’s authorization must be obtained for the issuance of the securities under the subscription agreement and the Company stockholders’ approval shall be obtained before the 1,700,000 warrants are issued to the investors. Nasdaq has authorized the issuance of the Common Stock and the conditional issuance of the warrants. The Company obtained stockholders’ approval for issuance of the warrants on November 7, 2025 and has thereafter issued the 1,700,000 warrants (or 121,429 warrants after reverse stock split of 14 shares to 1) at an exercise price of $6.07 per share (or $84.98 after reverse stock split of 14 shares to 1) with expiry date on November 6, 2030.

The Company’s outstanding warrants are classified as equity since they qualify for exception from derivative accounting as they are considered to be indexed to the Company’s own stock and require net share settlement. The fair value of the warrants was recorded as additional paid-in capital from common stock.

Following is a summary of the status of warrants outstanding and exercisable as of June 30, 2026

		Weighted
		Average
		Exercise
	Warrants	Price
Warrants outstanding, as of June 30, 2025 and 2024	86,339	$616.70
Issued	121,429	$84.98
Exercised	-	-
Expired	(40,106)	$685.72
Warrants outstanding, as of June 30, 2026	167,662	$250.04
Warrants exercisable, as of June 30, 2026	167,662	$250.04

		Weighted
		Average
	Warrants	Exercise
	Exercisable	Price
2021 warrants - 46,233	46,233	$683.76
2025 warrants – 121,429	121,429	$84.98

On January 24, 2025 the Company entered into securities purchase agreements with several institutional investors to sell an aggregate of 700,000 shares (or 50,000 shares after reverse stock split of 14 shares to 1) of the Company’s common stock in a registered direct offering at an offering price of $1.63 per share. The Company received $1,141,000 from the registered direct offering. The offering was closed on January 27, 2025.

On October 15, 2025, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, under which the Company agrees to sell to the investors an aggregate of 3,000,000 shares (or 214,286 shares after reverse stock split of 14 shares to 1) of the Company’s common stock, without par value (the “Common Stock”) at a price of $0.70 per share, in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Regulation S”), for an aggregate purchase price of approximately $2.1 million (the “Offering”).

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

On August 23, 2025, a settlement agreement was signed between the Company and Zhikang Huang to fully settled all claims by paying $300,000 to Zhikang Huang by August 25, 2025 and issuance of 90,000 shares to Zhikang Huang by October 22, 2025. By October 20, 2025, the Company has completed the full payment of cash and 90,000 shares (or 6,429 shares after reverse stock split of 14 shares to 1) to Zhikang Huang.

Reverse stock split and amended and restated authorized shares

On July 27, 2026, the Company effected a one-for-fourteen (1-for-14) reverse stock split of its outstanding common stock and amended and restated the number of share of common stock which the Company shall have authority to issue shall be 50 billion shares, without par value per share. All share and per-share amounts, including basic and diluted net income (loss) per share, have been retrospectively adjusted for all periods presented to reflect the reverse stock split. The reverse stock split did not affect the Company’s net loss or shareholders’ equity.

Note 12. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of	As of
	June 30,	June 30,
	2026	2025
Trans Pacific Shanghai	$(1,099,170)	$(1,014,754)
Brilliant Warehouse	-	(1,001,965)
Total	$(1,099,170)	$(2,016,719)

On August 6, 2025, the Company dissolved its subsidiary, Brilliant Warehouse Service Inc.

Note 13. COMMITMENTS AND CONTINGENCIES

Contingencies

Crivellaro v. Singularity Future Technology Ltd.

On December 9, 2022, a securities class action, Crivellaro v. Singularity Future Technology Ltd., et al., No. 22-cv-7499-BMC, was commenced against the Company and certain other defendants in the United States District Court for the Eastern District of New York (the “EDNY”), alleging violations of the federal securities laws (the “Class Action”).

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), pursuant to which and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

The Court granted preliminary approval of the Amended Settlement Agreement and approved the settlement schedule on September 10, 2026. The Court set the Fairness Hearing for January 25, 2027. Until the conclusion of the Fairness Hearing, the ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive final approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

On June 22, 2026, the Company and the lead plaintiffs entered into an Amended Stipulation and Agreement of Settlement (the “Amended Settlement Agreement”), which amended and superseded the Original Settlement Agreement. Pursuant to the Amended Settlement Agreement and subject to approval by EDNY, the Company agreed to settle the Class Action for an aggregate cash settlement amount of $5.8 million, including $2.0 million previously deposited into escrow. The Company completed an additional payment of $1.5 million in July 2026. The Company subsequently paid the remaining $2.3 million on September 8, 2026.

As of the date of this Annual Report, EDNY has not yet granted final approval of the Amended Settlement Agreement, and the Class Action remains pending. The ultimate outcome of the Class Action remains uncertain, and there can be no assurance that the Amended Settlement Agreement will receive EDNY approval. If the settlement is not finalized, the Company intends to continue defending itself in the Class Action.

Huang v. Singularity Future Technology Ltd.

As previously disclosed, In February 2024, Zhikang Huang, a former officer and director of the Company, filed a lawsuit against the Company in the Circuit Court for the City of Richmond, Virginia, alleging that the Company failed to pay certain severance compensation, salary and incentive-based bonus. On January 31, 2025, the court entered a judgment in favor of Mr. Huang and against the Company in the amount of approximately $469,000, plus interest.

However, on June 15, 2025, Mr. Huang filed a petition in the Supreme Court of New York, County of Westchester (the “Westchester Court”) against the Company and certain Company individuals seeking payment of the Virginia judgment and attorney’s fees.

On August 23, 2025, the Company and Mr. Huang entered into a settlement agreement to resolve the claims, pursuant to which the Company agreed to pay Mr. Huang $300,000 and issue 90,000 shares of common stock in exchange for a release of his claims, including the Virginia judgment. The Company subsequently completed the cash payment and share issuance in accordance with the settlement agreement in August and October 2026, respectively.

On September 25, 2025, the Westchester Court entered an order, awarding the additional attorney’s fees and directing the Company to pay the entire original judgment plus interest. On October 10, 2025, the Company filed a motion to vacate the September 25 order. On June 3, 2026, the September 25 order was vacated by the Westchester Court in its entirety. Mr. Huang may seek attorneys’ fees relating solely to the New York special proceeding, which remains pending, by filing a motion requesting the same. As of the date of this disclosure Mr. Huang has not filed a motion for attorney’s fees.

Jing Shan v. Singularity Future Technology Ltd.

The Company’s subsidiary, SG Shipping & Risk Solution, Inc. (“Plaintiff”), was party to a lawsuit it filed on July 13, 2023, in the United States District Court for the Eastern District of New York (Case No. 2:23-cv-05332-NJC-ARL) (the “SG Shipping Action”), wherein Plaintiff sought an award of monetary damages in connection with the conversion of Plaintiff’s corporate funds that Plaintiff alleges its former chief operations officer, Angela Shan (“Shan”), converted from Plaintiff. The Company dismissed the SG Shipping Action without prejudice on May 30, 2025, reserving the right to refile the case.

On October 25, 2023, Shan filed suit against the Company in the action captioned Shan v. Singularity Future Technology, Ltd., Case No. CL23-4916-WRM, Circuit Court of Virginia, City of Richmond for indemnification (the “Virginia Action”). On December 8, 2023, the Company filed a counterclaim in the Virginia Action against Shan (the “Counterclaim”). On February 12, 2024, Shan filed a motion to dismiss the Counterclaim (the “Motion to Dismiss”) and a motion for summary judgment in the Virginia Action (the “Motion for Summary Judgment”).

On May 3, 2024, the Circuit Court of Virginia entered an order granting the Motion to Dismiss, partially granting the Motion for Summary Judgment, and ordering Singularity to pay Shan her reasonable attorneys’ fees and costs. On January 17, 2025, the Circuit Court of Virginia entered a contempt order, ordering the Company to pay Shan $82,586.51 (the “Virginia Contempt Judgment”). On September 5, 2025, Shan moved to enforce the Virginia Judgment in New York (the “Enforcement Action”) and incurred attorneys’ fees (the “Enforcement Action Attorneys’ Fees”). Following a trial, on July 13, 2026, the Circuit Court of Virginia entered an additional Final Judgment Order against the Company in favor of Shan in the Virginia Action in the amount of $380,349.66 (the “Virginia Fee Judgment”). The parties have been negotiating a resolution of the Virginia Action and the Enforcement Action, including the Enforcement Action Attorneys’ Fees and the Virginia Fee Judgment.

Haotian Song Arbitration

Haotian Song, a former employee and director of the Company, commenced an employment-related arbitration before the American Arbitration Association against the Company and certain individual respondents, Case No. 01-26-0001-3574. The dispute concerns, among other matters, Mr. Song’s employment agreements, a reduction in his compensation, allegedly unpaid compensation, the termination of his health insurance coverage and related continuation coverage issues, and the circumstances surrounding his resignation in July 2024. On September 4, 2026, the arbitrator issued rulings concerning discovery disputes and directed the production of certain documents and information. These rulings did not determine the merits of any claim or defense. The arbitration remains pending.

Shilun Dai Litigation

On June 17, 2026, Shilun Dai, a former employee of the Company, filed a lawsuit against the Company and Jia Yang, the Company’s Chief Executive Officer, in the United States District Court for the Eastern District of New York, Case No. 1:26-cv-03653. The complaint alleges violations of the Fair Labor Standards Act and the New York Labor Law relating to unpaid overtime and wages, accrued leave compensation, unreimbursed business expenses, wage payment frequency, wage notices and statements, and alleged retaliation. Mr. Dai seeks unpaid compensation, liquidated and statutory damages, back pay, front pay, compensatory damages, interest, attorneys’ fees and costs, and other relief. The litigation remains pending.

Except as set forth above, there has been no other material development in the legal proceedings that the Company is a party. For a discussion of all of our legal proceedings, see the information in Part I, “Item 1. Business - Recent Developments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Civil Monetary Penalty

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

On February 28, 2023, the audit committee of the Company, after discussion with the management of the Company, and in consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2021 (the “2021 Form 10-K”) should no longer be relied upon as a result of incorrect accounting treatment of approximately $4.6 million of related party eloan receivable. The audit committee also concluded that the financial statements for the quarters ended September 30, 2021 and December 31, 2021 included in the Company’s Quarterly Reports on Form 10-Q (the “2021 Form 10-Qs,” collectively with the 2021 Form 10-K, the “Affected Reports”), filed with the SEC on November 12, 2021 and February 14, 2022, respectively, should no longer be relied upon as a result of incorrect recognition of revenue from freight shipping services in the amount of $980,200 for the three months ended September 30, 2021 and six months ended December 31, 2021. The Company corrected the errors referenced above in an amendment to (1) the 2021 Form 10-K (the “Amended Form 10-K”) and (2) each of the 2021 Form 10-Qs (the “Amended Form 10-Qs,” collectively with the Amended Form 10-K, the “Restatements”).

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

The SEC approved the Company’s Offer of Settlement and issued its Cease-and-Desist Order (the “SEC Order”) dated January 17, 2025, with respect to certain violations related to the Company’s financial reporting, accounting, books and records, and internal controls. Pursuant to the terms of the SEC Order, the Company paid a civil monetary penalty of $350,000 to the SEC, complied with certain undertakings to remediate its material weaknesses in the internal control and disclosure deficiencies by June 30, 2026, and ceased and desisted any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13, and 13a-15 thereunder.

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

For the years ended June 30, 2026 and 2025, total pre-tax income, disaggregated by U.S. and foreign sources, is presented below:

	For the Years Ended June 30,
	2026	2025
Pre-tax loss from U.S, operations	$(5,667,830)	$(2,935,846)
Pre-tax loss from PRC operations	(242,801)	(348,455)
Net loss before income tax expenses	$(5,910,631)	$(3,284,301)

The Company’s income tax expenses for years ended June 30, 2026 and 2025 are as follows:

	For the Years Ended June 30,
	June 30,	June 30,
	2026	2025
Current
U.S.	-	$30,230
PRC	-	-
Total income tax expenses	-	$30,230

Total cash payments for income taxes, disaggregated by taxing jurisdiction for the respective fiscal years, are as follows:

	For the Years Ended June 30,
	2026	2025
Federal income tax paid (U.S.)	-	$21,000
State income tax paid (U.S.)	-	9,230
Foreign (PRC) income tax paid	-	-
Total cash income tax paid	-	$30,230

No U.S. federal or U.S. state income tax payments were made for the year ended June 30, 2026, as the U.S. entities recorded operating losses with no taxable U.S.-source income generated. No PRC income tax payments were made for both fiscal years, as the PRC entities recorded operating losses with no taxable PRC-source income generated.

The following table reconciles the expected income tax expense calculated by applying the U.S. federal statutory corporate tax rate of 21% to the Company’s consolidated pre-tax profit, to the actual total income tax expense recorded in the statements of operations for the respective periods:

	For the Years Ended June 30,
	2026	2026	2025	2025
	Dollar	Effective	Dollar	Effective
	Amount	tax rate	Amount	tax rate
US Statutory tax rate	$(1,241,134)	21.0%	$(822,804)	21.0%
Change in valuation allowance	1,371,736	(23.3%)	834,566	(19.8%)
Rate differential in foreign jurisdiction	(130,602)	2.3%	18,468	(0.3%)
Total	-	-	$30,230	0.9%

The Company’s deferred tax assets are comprised of the following:

	As of	As of
	June 30,	June 30,
	2026	2025
Allowance for credit losses
PRC	$389,000	$368,000

Net operating loss
U.S.	23,506,000	22,932,000
PRC	307,000	222,000
Total deferred tax assets	24,202,000	23,522,000
Valuation allowance	(24,202,000)	(23,522,000)
Deferred tax assets, net - long-term	-	-

As of June 30, 2026 and 2025, the Company incurred a cumulative U.S. federal net operating loss (“NOL”) of approximately $112.1 million and $109.5 million, which may be available for reducing future taxable income.

As of June 30, 2026 and 2025, the Company’s operations in China incurred a cumulative NOL of approximately $1.2 million and approximately $0.9 million, which may be available for reducing future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets (“DTA”) and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company determined that it is more likely than not that its deferred tax assets could not be realized due to uncertainty on future earnings as a result of the company’s reorganization and venture into new businesses. The Company provided a 100% allowance for its DTA as of June 30, 2026.

The Company’s taxes payable consists of the following:

	As of	As of
	June 30,	June 30,
	2026	2025
Corporate income tax payable	$2,267,124	$2,151,691
VAT tax payable	1,105,775	1,046,456
Other taxes payable	54,964	52,326
Total	$3,427,863	$3,250,473

Note 15. CONCENTRATIONS

Major Customers

For the year ended June 30, 2026, one customer accounted for 100% of the Company’s gross revenues. As of June 30, 2026, one customer accounted for 100% of the Company’s accounts receivable, net.

For the year ended June 30, 2025, one customer accounted for 94.4% of the Company’s gross revenues. As of June 30, 2025, one customer accounted for 100% of the Company’s accounts receivable, net.

Major Suppliers

For the year ended June 30, 2026, two suppliers accounted for approximately 28.5% and 18.2% of the total gross purchases. As of June 30, 2026, two suppliers accounted for approximately 37.7%, and 14.0% of the Company’s accounts payable balance.

For the year ended June 30, 2025, three suppliers accounted for approximately 34.4%, 16.3% and 10.5% of the total gross purchases, respectively. As of June 30, 2025, two suppliers accounted for 45.5%, and 14.8% of the Company’s accounts payable balance.

Note 16. RELATED PARTY BALANCES AND TRANSACTIONS

Set forth below are transactions with related persons for the years ended June 30, 2026 and 2025.

Due from Related Party

As of June 30, 2026 and 2025, the outstanding amounts due from related parties consist of the following:

	As of	As of
	June 30,	June 30,
	2026	2025
Shanghai Baoyin Industrial Co., Ltd (1)	$1,145,307	$1,084,793
Zhejiang Jinbang Fuel Energy Co., Ltd (2)	410,168	388,496
Less: impairment for credit losses	(1,555,475)	(1,473,289)
Total	-	-

Movements of allowance for credit losses were as follows:

	June 30,	June 30,
	2026	2025
Beginning balance	$1,473,289	$2,122,376
Less: Write-off	-	(675,063)
Exchange rate effect	82,186	25,976
Ending balance	$1,555,475	$1,473,289

(1)	As of June 30, 2026, and 2025, the Company advanced $1,145,307 and $1,084,793 to Shanghai Baoyin Industrial Co., Ltd. (“Shanghai Baoyin”) which is 30% owned by Qinggang Wang, CEO and legal representative of Trans Pacific Logistic Shanghai Ltd. The advance is non-interest bearing and due on demand. The Company provided full credit losses for the balance of the receivable. The amount due from Shanghai Baoyin changed was as a result of changes in exchange rates.

(2)	As of June 30, 2026, and 2025, the Company advanced $410,168 and $388,496 to Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. The advance is non-interest bearing. The Company provided full credit losses for the balance of the receivable. The amount due from Zhejiang Jinbang changed was as a result of changes in exchange rates.

Due to related parties

As of June 30, 2026 and 2025, the Company owed $27,845 and $26,373 to Qinggang Wang, CEO and legal representative of Trans Pacific Shanghai, respectively. These payments were made on behalf of the Company for the daily business operational activities.

As of June 30, 2026 and 2025, the Company owed $1,146,026 and $497,858 Zhejiang Jinbang Fuel Energy Co., Ltd (“Zhejiang Jinbang”) which is 30% owned by Mr. Wang Qinggang, CEO and legal representative of Trans Pacific Shanghai. These payments were made on behalf of the Company for the daily business operational activities.

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

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities in the consolidated balance sheets as of the date of disposition of subsidiaries:

As of
date of
disposition
Carrying amount of major classes of assets
Cash	754
Restricted cash	2,590,915
Due from intercompanies	1,002,159
Prepaid expenses	426,492
Total assets of disposed entity	$4,020,320

Carrying amount of major classes of liabilities
Loans from third parties	999,940
Accrued expenses and other current liabilities	478,038
Total liabilities of disposed entity	$1,477,978

Net assets disposed of	$2,542,342

Cash outflow arising from disposal:
Net assets disposed of (as above)	($2,542,342)
Less: Consideration	2,700,000
Gain from disposal of subsidiaries	$157,658

Cash proceeds on disposal	$2,700,000
Less: Cash and bank balances in subsidiary disposed of	(2,591,669)
Net cash inflow on disposal	$108,331

The following is a reconciliation of the amounts of major classes of operations of disposed entities in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the period from July 1, 2025 to the date of disposition.

From July 1, 2025
to the date
of disposition
Operating expenses	$30,588
Net loss	$30,588

Note 18. SUBSEQUENT EVENTS

1.	On July 6, 2026, Singularity Future Technology Ltd. (the “Company”) entered into a securities purchase agreement (the “SPA”) with certain investors, under which the Company agreed to sell to the investors an aggregate of 5,263,158 units (the “Unit”), each Unit consisting of one share of the Company’s common stock, without par value (the “Common Stock”) and three warrants, with each warrant initially exercisable to purchase one share of the Common Stock at an exercise price of $0.418 (the “Warrants”), in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Regulation S”), at a price of $0.38 per Unit for an aggregate purchase price of approximately $2,000,000 (the “Offering”).

The Warrants are exercisable immediately upon the date of issuance at an initial exercise price of $0.418, for cash. The Warrants may also be exercised cashlessly if at any time after the one-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the Warrant. The Warrants shall expire five years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting capitalizations and subdivisions or other similar transactions.

The parties to the SPA have each made customary representations, warranties and covenants, including, among other things, (a) the Purchasers are “non-U.S. Persons” as defined in Regulation S and are acquiring the Shares for the purpose of investment, (b) the absence of any undisclosed material adverse effects, and (c) the absence of legal proceedings that affect the completion of the transaction contemplated by the Securities Purchase Agreement, except as disclosed in the Company’s filings with the SEC.

On July 13, 2026, the Offering consummated upon satisfying the closing conditions as set forth in the SPA, including, among other things, accuracy of the parties’ representations and warranties. The Company issued an aggregate of 5,263,158 shares of Common Stock (the “Shares”) and 15,789,474 Warrants. The Shares were issued in reliance on the exemption from registration provided by the Regulation S.

2.	The shareholders of the Company approved at its annual meeting of shareholders an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock by one of the following ratios: 1-for-5, 1-for-10, or 1-for-14, with such ratio to be determined in the discretion of the board of directors of the Company (the “Board”) and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the annual meeting (the “Reverse Stock Split”). On July 7, 2026, the Board fixed the Reverse Stock Split ratio at 1-for-14.

On July 22, 2026, the Company filed Articles of Amendment to our Amended and Restated Articles of Incorporation with the Virginia State Corporation Commission (the “Articles of Amendment”), which effect the Reverse Stock Split at a ratio of 1-for-14, and such Articles of Amendment will become effective as of 12:01 a.m. ET on July 27, 2026 (the “Effective Time”).

As a result of the Reverse Stock Split, every fourteen shares of Common Stock was combined into one share of Common Stock and the total number of issued and outstanding ordinary shares was reduced from 12,556,650 shares to 896,904 shares.

3.	As previously disclosed, on November 19, 2025, Singularity Future Technology Ltd. (the “Company”) received a staff determination notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), informing the Company that its common stock, no par value (the “Common Stock”), failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for the 30 consecutive business days prior to the date of the Notice. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with an initial compliance period of 180 calendar days, or until May 18, 2026, to regain compliance with the minimum bid price requirement.

On May 19, 2026, the Company was granted an additional 180-day compliance period, or until November 16, 2026, to regain compliance with the minimum bid price requirement.

On August 10, 2026, the Company received a written notification from Nasdaq, indicating that the Company has regained compliance with the Rule 5550(a)(2), based on the closing bid price of the Company’s Common Stock for the last 10 consecutive business days, from July 27, 2026 to August 7, 2026. Accordingly, Nasdaq has determined that this matter is now closed.

4.	On August 12, 2026, Singularity Future Technology Ltd. (the “Company”) entered into a securities purchase agreement (the “SPA”) with certain investors, under which the Company agrees to sell to the investors an aggregate of 21,520,803 shares of the Company’s common stock, without par value (the “Common Stock”) at a price of $1.394 per share, in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Regulation S”), for an aggregate purchase price of approximately $30 million (the “Offering”).

The parties to the SPA have each made customary representations, warranties and covenants, including, among other things, (a) the Purchasers are “non-U.S. Persons” as defined in Regulation S and are acquiring the Shares for the purpose of investment, (b) the absence of any undisclosed material adverse effects, and (c) the absence of legal proceedings that affect the completion of the transaction contemplated by the Securities Purchase Agreement, except as disclosed in the Company’s filings with the SEC.

As previously disclosed, on June 19, 2025, Singularity Future Technology Ltd. (the “Company”) entered into a securities purchase agreement (the “SPA”) with eighteen investors (the “Investors”), under which the Company agreed to sell to the investors an aggregate of 32,188,841 units, or 2,299,212 units on the post-1:14-reverse-split basis (the “Unit”), each Unit consisting of one share of the Company’s common stock, without par value (the “Common Stock”) and three warrants, with each warrant initially exercisable to purchase one share of the Common Stock at an exercise price of $1.165, or $16.310 on the post-1:14-reverse-split basis (the “Warrants”), in a private placement to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (“Regulation S”), for gross proceeds of approximately $30 million (the “Offering”).

On August 12, 2026, the Company and the Investors entered into an amendment to the SPA (the “Amendment to SPA”), pursuant to which the Company agreed to issue amended and restated warrants (the “Amended and Restated Warrants”), with each Amended and Restated Warrant exercisable to purchase one share of the Common Stock at an exercise price of $0.001. The issuance of the Amended and Restated Warrants is subject to the approval of the Company’s shareholders.

On August 12, 2026, the Company issued 2,299,212 shares of the Common Stock to the Investors in reliance on the exemption from registration provided by Regulation S. The Amended and Restated Warrants have not been issued and will not be issued unless and until the requisite shareholder approval is obtained.

5.	On August 18, 2026, the Company entered into certain securities purchase agreement (the “First Purchase Agreement”) with certain non-affiliated institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell 340,000 shares of its common stock, no par value each (“Common Stock”) and pre-funded warrants to purchase 260,000 shares (the “Pre-Funded Warrants”) in a registered direct offering (the “First Offering”), for the gross proceeds of approximately $1.8 million, before placement-agent fees and offering expenses. The purchase price for each share of Common Stock was $3.00 per share. The purchase price for each Pre-Funded Warrant was $2.999, with an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

6.	On August 20, 2026, the Company entered into certain securities purchase agreements (the “Second Purchase Agreement” and, together with the First Purchase Agreement, the “Purchase Agreements”) with certain non-affiliated institutional investors (the “Second Purchasers”) pursuant to which the Company agreed to sell 451,250 shares of Common Stock and Pre-Funded Warrants to purchase up to 1,111,250 shares of Common Stock in a registered direct offering (the “Second Offering” and, together with the First Offering, the “Offerings”), for gross proceeds of approximately $5.0 million. The purchase price for each share of Common Stock was $3.20. The purchase price for each Pre-Funded Warrant was $3.199, with an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

7.	On September 21, 2026, the Company dissolved its subsidiary, Gorgeous Trading Ltd.